Form 10-Q
period 2009-06-30
HEXCEL CORP /DE/
filed 2009-07-27
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2009
COMMON STOCK	96,648,972

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$72.6	$50.9
Accounts receivable, net	173.5	189.4
Inventories, net	171.4	195.3
Prepaid expenses and other current assets	38.4	45.1
Total current assets	455.9	480.7

Property, plant and equipment	1,025.8	971.7
Less accumulated depreciation	(441.1)	(419.4)
Net property, plant and equipment	584.7	552.3

Goodwill and intangible assets	56.9	56.0
Investments in affiliated companies	10.8	10.6
Deferred tax assets	80.0	88.3
Other assets	26.5	22.4

Total assets	$1,214.8	$1,210.3

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$13.2	$2.1
Accounts payable	74.7	120.5
Accrued liabilities	85.1	101.6
Total current liabilities	173.0	224.2

Long-term notes payable and capital lease obligations	390.8	392.5
Other non-current liabilities	83.9	84.4
Total liabilities	647.7	701.1

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 98.6 and 98.3 shares issued at June 30, 2009 and December 31, 2008, respectively	1.0	1.0
Additional paid-in capital	531.9	526.1
Retained earnings	54.8	14.6
Accumulated other comprehensive income (loss)	3.9	(8.7)
	591.6	533.0
Less — Treasury stock, at cost, 2.0 and 1.9 shares at June 30, 2009 and December 31, 2008, respectively	(24.5)	(23.8)
Total stockholders’ equity	567.1	509.2

Total liabilities and stockholders’ equity	$1,214.8	$1,210.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2009	2008	2009	2008

Net sales	$277.3	$359.5	$584.6	$704.0
Cost of sales	214.2	283.4	444.5	547.8
Gross margin	63.1	76.1	140.1	156.2

Selling, general and administrative expenses	25.3	30.0	54.6	62.0
Research and technology expenses	6.4	8.0	14.2	16.5
Business consolidation and restructuring expenses	—	1.2	—	1.8
Other operating expenses	1.7	7.6	1.7	10.2
Operating income	29.7	29.3	69.6	65.7

Interest expense, net	7.5	5.9	12.9	10.9
Income before income taxes and equity in earnings of affiliated companies	22.2	23.4	56.7	54.8
Provision (Benefit) for income taxes	5.7	(2.0)	16.9	7.5
Income before equity in earnings of affiliated companies	16.5	25.4	39.8	47.3
Equity in earnings of affiliated companies	0.3	1.3	0.4	2.6
Net income	$16.8	$26.7	$40.2	$49.9

Basic net income per common share:	$0.17	$0.28	$0.42	$0.52

Diluted net income per common share:	$0.17	$0.27	$0.41	$0.51

Weighted average common shares outstanding:
Basic	96.9	96.2	96.8	96.2
Diluted	97.8	97.8	97.8	97.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2009	2008

Cash flows from operating activities
Net income	$40.2	$49.9
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	22.5	22.4
Amortization of debt discount and deferred financing costs	2.8	0.8
Deferred income taxes	12.1	(3.5)
Business consolidation and restructuring expenses	—	1.8
Business consolidation and restructuring payments	(1.3)	(3.2)
Equity in earnings from affiliated companies	(0.4)	(2.6)
Stock-based compensation	5.5	6.9
Excess tax benefits on stock-based compensation	0.4	(1.0)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	14.8	(42.9)
Decrease (increase) in inventories	22.6	(20.9)
(Increase) decrease in prepaid expenses and other current assets	(3.5)	1.9
Decrease in accounts payable and accrued liabilities	(48.8)	(21.9)
Other — net	3.0	6.8
Net cash provided by (used for) operating activities	69.9	(5.5)

Cash flows from investing activities
Capital expenditures and deposits for capital purchases	(47.9)	(86.2)
Net cash used for investing activities	(47.9)	(86.2)

Cash flows from financing activities
Borrowings from credit line - China	3.9	—
Proceeds from New Senior Secured Credit Facility —term B loan	171.5	—
Repayment of previous Senior Secured Credit Facility	(167.0)	—
Issuance costs related to New Senior Secured Credit Facility	(10.3)	—
Proceeds from senior secured credit facility — term C loan	—	79.6
Capital lease obligations and other debt, net	0.6	(0.2)
Activity under stock plans	(0.6)	1.8
Net cash (used for) provided by financing activities	(1.9)	81.2
Effect of exchange rate changes on cash and cash equivalents	1.6	1.7
Net increase (decrease) in cash and cash equivalents	21.7	(8.8)
Cash and cash equivalents at beginning of period	50.9	28.1
Cash and cash equivalents at end of period	$72.6	$19.3

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

In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited 2008 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  We adopted the provisions of this statement effective January 1, 2009. As a result, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 6.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  In accordance with this interpretation, as of January 1, 2009, the Company adopted the provisions of SFAS 157 with respect to its non-financial assets and liabilities that are measured at fair value within the financial statements. See Note 12.

In December 2008 the FASB issued FSP FAS 132 (R)-1, “Employers Disclosures about Postretirement Benefit Plan Assets”. This FSP expands the disclosure requirements set forth in SFAS No. 132 (R), “Employers Disclosures about Pensions and Other Postretirement Benefits” by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets and (3) significant concentrations of risk. Additionally, FSP FAS 132(R)-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157.  The standard is effective for our fiscal year ending December 31, 2009.  The principal impact from this FSP will be to require us to expand our disclosures regarding our benefit plan assets.

In April 2009, the FASB issued FSP FAS 107 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing the FSP, fair values for these assets and liabilities were only disclosed annually. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this FSP in the second quarter of 2009.  As a result, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 5.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events”, which established principles and requirements for subsequent events.  The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  This statement is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted this statement in the second quarter of 2009.  The Company has performed an evaluation of subsequent events through July 27, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued Statement No. 168, “the FASB Accounting Standards Codification” (“Codification”).  Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority.  The Codification becomes effective for interim and annual periods ending on or after September 15, 2009.  The Company will apply the Codification in the third quarter of fiscal 2009.  The adoption of the Codification will not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140”, which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities.  This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  This statement will be effective for the Company in 2010.  The Company is still assessing the potential impact of adoption.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  This statement will be effective for the Company beginning in fiscal year 2010. The Company is still assessing the potential impact of adoption.

Note 2 - Inventories, net

(In millions)	June 30, 2009	December 31, 2008
Raw materials	$75.8	$89.2
Work in progress	39.4	52.0
Finished goods	78.8	77.3
Total inventories, gross	$194.0	$218.5
Inventory allowances	(22.6)	(23.2)
Total inventories, net	$171.4	$195.3

Note 3 — Retirement and Other Postretirement Benefit Plans

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2009 and 2008 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
U.S. Qualified and Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.4	$0.7	$0.8
Interest cost	0.2	0.2	0.5	0.5
Expected return on plan assets	—	—	—	—
Net amortization and deferral	0.1	—	0.1	—
Sub-total	0.6	0.6	1.3	1.3
Curtailment and settlement loss	—	—	—	2.7
Net periodic benefit cost	$0.6	$0.6	$1.3	$4.0

European Defined Benefit Retirement Plans
Service cost	$0.6	$1.0	$1.2	$2.1
Interest cost	1.2	1.9	2.4	3.8
Expected return on plan assets	(1.1)	(2.1)	(2.2)	(4.2)
Net amortization and deferral	0.2	—	0.3	(0.1)
Net periodic benefit cost	$0.9	$0.8	$1.7	$1.6

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we expect to contribute $0.3 million in 2009 to cover unfunded benefits.  We contributed $0.6 million to our U.S. non-qualified defined benefit retirement plans during the 2008 fiscal year.  Accrued benefit costs for the U.S. non-qualified defined benefit retirement plans as of June 30, 2009 were $18.1 million, of which $0.3 million is included within accrued liabilities and $17.8 million is included within other non-current liabilities.  Accrued benefit costs for the U.S. qualified and non-qualified defined benefit retirement plans as of December 31, 2008 were $17.7 million, of which $1.0 million is included within current accrued liabilities and $16.7 million is included within other non-current liabilities.

We contributed $1.2 million and $1.4 million to our European defined benefit retirement plans in the second quarters of 2009 and 2008, respectively.  Contributions were $2.2 million for the six months ended June 30, 2009 and 2008, respectively.  Meeting governing requirements, we plan to contribute approximately $4.3 million during 2009 to our European plans.  We contributed $4.8 million to our European plans during the 2008 fiscal year.  Accrued benefit costs for the European defined benefit retirement plans as of June 30, 2009 were $27.4 million, of which $3.3 million is included within accrued liabilities and $24.1 million is included within other non-current liabilities.  Accrued benefit costs for the European defined benefit retirement plans as of December 31, 2008 were $23.2 million of which $ 1.1 million was included within current liabilities and $22.1 million was included within other non-current liabilities.

We contributed $0.8 million and $7.5 million to our U.S. qualified and non-qualified defined benefit retirement plans during the second quarter and first six months of 2008, respectively.  Of the total contributed during 2008, $6.4 million was for final settlement of the U.S. qualified plan’s remaining benefit obligations, bringing the total contribution for final settlement to $9.7 million.  We recorded a pre-tax loss of $2.7 million during the first quarter of 2008 on the final settlement, bringing the total U.S. qualified plan settlement costs to $12.1 million.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans were $0.1 million, primarily consisting of interest costs for the second quarters of 2009 and 2008. For the six months ended June 30, 2009 and 2008, net periodic postretirement benefit costs were $0.2 million.  In connection with our postretirement plans, we contributed $0.1 million and $0.4 million during each of the second quarters of 2009 and 2008, respectively, and $0.3 million and $0.6 million during the six-month periods ended June 30, 2009 and 2008, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred. Under the provisions of these post retirement plans, we expect to contribute approximately $1.1 million in 2009 to cover unfunded benefits.  We contributed $0.8 million to our postretirement plans during the 2008 fiscal year. Accrued benefit costs for the postretirement plans as of June 30, 2009 were $11.0 million, of which $1.1 million is included within accrued liabilities, and $9.9 million is included within other non-current liabilities. Accrued benefit costs for the postretirement plans as of December 31, 2008 were $11.3 million, of which $1.3 million were included with current liabilities, and $10.0 were included in other non-current liabilities.

Note 4 - Business Consolidation and Restructuring Programs

Reserves associated with the remaining restructuring programs include certain expected severance payments associated with prior reorganizations. Costs associated with the closure of our Livermore facility are for remediation and preparation of the property for sale, which are expensed as incurred.  The aggregate business consolidation and restructuring liabilities as of June 30, 2009 and December 31, 2008, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2008	$2.0	$0.9	$2.9
Business consolidation and restructuring expenses	—	—	—
Cash expenditures	(0.2)	(0.1)	(0.3)
Currency translation adjustments	(0.1)	—	(0.1)
Balance as of March 31, 2009	1.7	0.8	2.5
Business consolidation and restructuring expenses	—	—	—
Cash expenditures	(0.9)	(0.1)	(1.0)
Currency translation adjustments	0.1	—	0.1
Balance as of June 30, 2009	$0.9	$0.7	$1.6

Note 5 - Notes Payable and Capital Lease Obligations

(In millions)	June 30, 2009	December 31, 2008
Working capital line of credit — China	$3.9	$—
Senior secured credit facility — new term B loan due 2014	171.6	—
Senior secured credit facility - term B loan	—	87.4
Senior secured credit facility - term C loan	—	79.3
6.75% senior subordinated notes due 2015	225.0	225.0
Total notes payable	400.5	391.7
Capital lease obligations and other	3.5	2.9
Total notes payable and capital lease obligations	$404.0	$394.6

Notes payable and current maturities of long-term liabilities	$13.2	$2.1
Long-term notes payable and capital lease obligations, less current maturities	390.8	392.5
Total notes payable and capital lease obligations	$404.0	$394.6

Estimated Fair Values of Notes Payable

The approximate, aggregate fair value of our notes payable as of June 30, 2009 and December 31, 2008 were as follows:

(In millions)	2009	2008
6.75% senior subordinated notes, due 2015	$205.3	$171.0
Senior secured credit facility — New Term B loan due 2014	171.4
Senior secured credit facility - Term B loan	$—	$76.0
Senior secured credit facility - Term C loan	$—	$73.0

The aggregate fair values of the notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may differ from the amount for which the security could be transferred in an active market.

Senior Secured Credit Facility

On May 21, 2009, Hexcel Corporation entered into a new $300 million senior secured credit facility (“Senior Secured Credit Facility”), consisting of a $175 million term loan and a $125 million revolving loan.  The term loan matures on May 21, 2014 and the revolving loan matures on May 21, 2013.  Hexcel has the option of selecting either a LIBOR-based (the current option used) or U.S. domestic-based interest rate for each of the term loan and the revolving loans.  Term and revolving loans borrowed as LIBOR-based loans bear interest at a rate of LIBOR plus 4%, and term and revolving loans borrowed as U.S. base rate loans bear interest at the base rate plus 3%.  There is a LIBOR floor of 2.5%, and a base rate floor of 4%.  The margin for revolving loans will decrease by 50 basis points if Hexcel’s leverage ratio decreases below 2 to 1, and will decrease an additional 25 basis points if Hexcel’s leverage ratio decreases below 1.75 to 1.  The term loan was borrowed at closing and once repaid cannot be reborrowed.  The term loan will be repaid at a rate of approximately $2.2 million per quarter starting in the third quarter of 2009 and increasing to $17.5 million in September 2013 with two final payments of $52.5 million in 2014.

Proceeds from the term loan, and from an initial borrowing under the revolving loan, were used to repay all amounts, and terminate all commitments, outstanding under Hexcel’s former credit agreement and to pay fees and expenses in connection with the refinancing.  The Company incurred $10.3 million in issuance costs related to the refinancing of the Senior Secured Credit Facility, which will be expensed over the life of the new facility, and included $1.7 million of interest expense related to deferred financing costs associated with the previous credit facility.    At June 30, 2009, the Company had no borrowings outstanding under the revolving loan.

The credit agreement contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  A violation of any of these covenants could result in a default under the credit agreement, which would permit the lenders to accelerate the payment of all borrowings and to terminate the credit agreement.  In addition, such a default could, under certain circumstances, permit the holders of other outstanding unsecured debt to accelerate the repayment of such obligations.

In accordance with the terms of the Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 2.75 (based on the ratio of total debt to EBITDA) throughout the term of the Senior Secured Credit Facility.  In addition, the Senior Secured Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of June 30, 2009, we were in compliance with all debt covenants.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of June 30, 2009, we had issued letters of credit totaling $12.5 million under the Senior Secured Credit Facility.  As we had no borrowings under the revolving loan at June 30, 2009, total undrawn availability under the Senior Secured Credit Facility as of June 30, 2009 was $112.5 million.

6.75% Senior Subordinated Notes, due 2015

The senior subordinated notes are unsecured senior subordinated obligations of Hexcel Corporation. Interest accrues at the rate of 6.75% per annum and is payable semi-annually in arrears on February 1 and August 1.  The senior subordinated notes mature on February 1, 2015.  We may not redeem the senior subordinated notes prior to February 1, 2010.  We will have the option to redeem all or a portion of the senior subordinated notes at any time during the one-year period beginning February 1, 2010 at 103.375% of principal plus accrued and unpaid interest.  This percentage decreases to 102.25% for the one-year period beginning February 1, 2011, to 101.125% for the one-year period beginning February 1, 2012 and to 100.0% any time on or after February 1, 2013.  In the event of a “change of control” (as defined in the indenture), we are generally required to make an offer to all note holders to purchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest.

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

Note 6 - Derivative Financial Instruments

The Company enters into foreign currency forward contracts to reduce the risks associated with the changes in foreign exchange rates on sales and purchases denominated in other currencies.  As described below, the Company has also entered into a cross-currency interest rate swap agreement.  The Company does not use these or any other contracts for speculative or trading purposes.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement.  It has been designated as a net investment hedge of our investment in Hexcel France SA. To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included as a component of interest expense.  By excluding the interest rate component of risk in this instrument, and recognizing it in current period earnings, we have diversified our floating rate interest rate exposure to include Euro interest rates which provide a better matching with the underlying currency of operating cash flows.  The impact to interest expense for the quarter and six months ended June 30, 2009 was a net increase of $0.1 million and $0.3 million, respectively, compared to a net increase of $0.9 million and a net reduction of $0.1 million for the quarter and six months ended June 30, 2008, respectively.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day. U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at June 30, 2009 and December 31, 2008 was a liability of $6.7 million and $7.3 million, respectively.  There were no credit contingency features in this derivative.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound.  We have entered into contracts to exchange U.S. dollars for Euros and British pound through 2011.  The aggregate notional amount of these contracts was $138.2 million at June 30, 2009.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  These forward contracts are designated as cash flow hedges of forecasted revenues per SFAS 133. The effective portion of the hedge is recorded in other comprehensive income, (“OCI”).  We exclude the forward points from the effectiveness assessment which is recorded in interest expense.  For the quarters and six months ended June 30, 2009 and 2008, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges per SFAS 133.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.

Fair values of Derivative Instruments

	As of June 30, 2009
	Balance Sheet Location	Fair Value
Asset derivatives designated as hedging instruments under SFAS 133:

Foreign exchange contracts	Other assets	$3.6

Asset derivatives not designated as hedging instruments under SFAS 133:

Foreign exchange contracts	Other current assets	0.5

Total asset derivatives		$4.1

	As of June 30, 2009
	Balance Sheet Location	Fair Value
Liability derivatives designated as hedging instruments under SFAS 133:

Interest rate contracts	Other non-current liabilities	$6.7
Foreign exchange contracts	Other non-current liabilities	5.3

		12.0

Liability derivatives not designated as hedging instruments under SFAS 133:

Foreign exchange contracts	Other non-current liabilities	0.1

Total liability derivatives		$12.1

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended June 30, 2009, was as follows:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign exchange contracts	$8.0	Sales	$(2.0)	Interest expense	$(0.5)

Foreign exchange contracts	0.3	Cost of sales	0.2	Interest expense	—

Derivatives in SFAS 133 Net Investment Hedging Relationships

Interest rate	(3.2)		—	Interest expense	0.4

Total	$5.1		$(1.8)		$(0.1)

Derivatives Not Designated as Hedging Instruments under SFAF 133

Foreign exchange contracts	$—		$—	Interest expense	$1.3

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2009, was as follows:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign exchange contracts	$4.3	Sales	$(4.3)	Interest expense	$0.1

Foreign exchange contracts	(0.1)	Cost of sales	0.3	Interest expense	—

Derivatives in SFAS 133 Net Investment Hedging Relationships

Interest rate	(6.4)		—	Interest expense	(0.1)

Total	$(2.2)		$(4.0)		$—

Derivatives Not Designated as Hedging Instruments under SFAF 133

Foreign exchange contracts	$—		$—	Interest expense	$0.4

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and six months ended June 30, 2009 and 2008 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Unrealized gains (losses) at beginning of period, net of tax	$(9.6)	$4.7	$(8.9)	$3.2
(Gains) Losses reclassified to net sales	1.2	(0.9)	2.4	(1.8)
Increase in fair value	5.9	(0.1)	4.0	2.3
Unrealized gains (losses) at end of period, net of tax	$(2.5)	$3.7	$(2.5)	$3.7

As of June 30, 2009, the total unrealized losses recorded in “accumulated other comprehensive income,” net of tax, of $2.5 million, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Other Expense

During the second quarter of 2009, the company updated its estimate of costs required to remediate environmental exposures at former sites in Lodi, New Jersey and in France and accordingly increased its reserves by $1.7 million.  During the second quarter of 2008, the Company had increased its environmental accruals for the Lodi, New Jersey site by $7.6 million due to new information that more fully identified the extent of the required remediation, as further discussed in Note 14 to the condensed consolidated financial statements.  During the first quarter of 2008, in connection with the termination of our U.S. Qualified Defined Benefit Retirement Plan, as described in Note 3 to the condensed consolidated financial statements, we recorded expense of $2.7 million for the settlement of pension obligations.

Note 8 — Income Taxes

The income tax provisions for the second quarter and six months ended June 30, 2009 were $5.7 million and $16.9 million, respectively.  The effective tax rates were 25.7% and 29.8%, respectively.  The rates reflect the release of $1.1 million of reserves for uncertain tax positions as a result of an audit settlement in the second quarter.

The income tax provisions, for the second quarter and six months of 2008 include a benefit for the reinstatement of $14.7 million and $17.2 million, respectively, of U.S. deferred tax assets which had previously been written off.  The reinstatement of the deferred tax assets was the result of the implementation of a tax planning strategy which increased our ability to utilize certain U.S. net operating loss carryforwards previously limited under Section 382 of the Internal Revenue Code.  The amount of allowable net operating losses available was limited following a change in ownership in 2003.  The tax strategy involved a change in the Company’s approach to measuring the value of the Company for use in the calculation of limitations on the NOL’s.

In addition, primarily as a result of the elimination of our U.S. defined pension plan, a $3.6 million tax provision (previously included in other comprehensive income) was recognized in the second quarter of 2008.

Note 9 - Net Income per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2009	2008	2009	2008

Basic net income per common share:
Net income	$16.8	$26.7	$40.2	$49.9

Weighted average common shares outstanding	96.9	96.2	96.8	96.2

Basic net income per common share	$0.17	$0.28	$0.42	$0.52

Diluted net income per common share:
Net income	$16.8	$26.7	$40.2	$49.9

Weighted average common shares outstanding — Basic	96.9	96.2	96.8	96.2
Plus incremental shares from assumed conversions:
Restricted stock units	0.3	0.3	0.5	0.3
Stock options	0.6	1.3	0.5	1.3
Weighted average common shares outstanding — Dilutive	97.8	97.8	97.8	97.8

Diluted net income per common share	$0.17	$0.27	$0.41	$0.51

Total shares underlying stock options of 2.2 million for the quarter and 3.1 million for the six months were excluded from the computation of diluted net income per share for the periods ended June 30, 2009, as they were anti-dilutive.

Note 10 - Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters and six months ended June 30, 2009 and 2008 were as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
(In millions)	2009	2008	2009	2008
Net income	$16.8	$26.7	$40.2	$49.9
Currency translation adjustments	18.3	0.6	8.2	9.8
Pension and other postretirement obligations	(1.6)	3.7	(1.3)	5.7
Net unrealized (losses) gains on financial instruments	7.1	(1.2)	5.7	0.2
Comprehensive income	$40.6	$29.8	$52.8	$65.6

Note 11 — Investments in Affiliated Companies

Asian Composites Manufacturing Sdn. Bhd.

We have a 33.33% ownership interest in this joint venture located in Alor Setar, Malaysia.  In connection therewith, we have considered the accounting and disclosure requirements of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, and believe that this investment would be considered “a variable interest entity.”  However, we also believe that we are not the primary beneficiary of such entity, and therefore, are not required to consolidate this entity.  The joint venture manufactures composite parts for secondary structures for commercial aircraft.

BHA Aero Composite Parts Co., Ltd.

The Company’s former joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA”), is located in Tianjin, China, and manufactures composite parts for secondary structures and interior applications for commercial aircraft.  On July 18, 2008 we sold our 40.48% interest in BHA.

Note 12 — Fair Value Measurements

Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”) establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•                  Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•                  Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by comparable market data.

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

•                  Cross-Currency interest rate swap derivative liabilities — valued using LIBOR and EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended June 30, 2009 that would reduce the receivable amount owed, if any, to the Company.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended June 30, 2009 that would reduce the receivable amount owed, if any, to the Company.

•                  Money market funds — considered available-for-sale, and classified as cash equivalents.

At June 30, 2009 assets measured at fair value include money market funds of $35.3 million and foreign currency exchange contracts of $4.1 million; liabilities measured at fair value include foreign currency exchange contracts of $5.4 million and cross-currency interest rate swaps of $6.7 million. The measurements for these assets and liabilities were based upon Level 2 inputs.

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

Financial information for our business segments for the quarters and six months ended June 30, 2009 and 2008 is as follows:

	Unaudited
(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total

Second Quarter 2009
Net sales to external customers:
Commercial aerospace	$94.1	$43.7	$—	$137.8
Space and defense	55.3	19.4	—	74.7
Industrial	64.4	0.4	—	64.8
Net sales to external customers	213.8	63.5	—	277.3
Intersegment sales	6.4	—	(6.4)	—
Total sales	220.2	63.5	(6.4)	277.3

Operating income (a)	30.3	9.9	(10.5)	29.7
Depreciation and amortization	10.5	1.0	0.1	11.6
Business consolidation and restructuring expenses	—	—	—	—
Stock-based compensation expense	0.5	0.1	0.2	0.8
Capital expenditures	19.6	—	0.2	19.8

Second Quarter 2008
Net sales to external customers:
Commercial aerospace	$148.1	$50.6	$—	$198.7
Space and defense	59.7	15.3	—	75.0
Industrial	84.7	1.1	—	85.8
Net sales to external customers	292.5	67.0	—	359.5
Intersegment sales	10.8	—	(10.8)	—
Total sales	303.3	67.0	(10.8)	359.5

Operating income	39.7	8.0	(18.4)	29.3
Depreciation and amortization	10.3	1.1	—	11.4
Business consolidation and restructuring expenses	1.2	—	—	1.2
Stock-based compensation expense	0.6	0.1	1.0	1.7
Capital expenditures	40.9	0.7	0.7	42.3

Six Months Ended June 30, 2009
Net sales to external customers:
Commercial aerospace	$203.4	$88.2	$—	$291.6
Space and defense	114.7	37.3	—	152.0
Industrial	140.1	0.9	—	141.0
Net sales to external customers	458.2	126.4	—	584.6
Intersegment sales	15.5	—	(15.5)	—
Total sales	473.7	126.4	(15.5)	584.6

Operating income (a)	75.3	18.7	(24.4)	69.6
Depreciation and amortization	20.3	2.0	0.2	22.5
Business consolidation and restructuring expenses	—	—	—	—
Stock-based compensation expense	1.8	0.4	3.3	5.5
Capital expenditures	47.0	0.2	0.7	47.9

Six Months Ended June 30, 2008
Net sales to external customers:
Commercial aerospace	$291.7	$98.9	$—	$390.6
Space and defense	117.0	32.3	—	149.3
Industrial	161.7	2.4	—	164.1
Net sales to external customers	570.4	133.6	—	704.0
Intersegment sales	21.9	0.3	(22.2)	—
Total sales	592.3	133.9	(22.2)	704.0

Operating income	84.1	16.1	(34.5)	65.7
Depreciation and amortization	20.2	2.1	0.1	22.4
Business consolidation and restructuring expenses	1.8	—	—	1.8
Stock-based compensation expense	1.7	0.3	4.9	6.9
Capital expenditures	83.2	1.3	1.7	86.2

(a)          Operating income for the quarters and six months ended June 30, 2009 and 2008 within the corporate and other segment includes expenses of $1.7 million and $7.6 million, respectively, related to the increase in environmental remediation liabilities. Operating income for the six months ended June 30, 2008 within the corporate and other segment also includes $2.7 million of other expense as described within Note 7 to the condensed consolidated financial statements.

Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets by segment is as follows:

(In millions)	June 30, 2009	December 31, 2008
Composite Materials	$40.9	$39.9
Engineered Products	16.0	16.1
Goodwill and intangible assets	$56.9	$56.0

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.  The total accrued liability related to this matter was $6.9 million as of June 30, 2009.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed. In May, 2005, the NJDEP dismissed us from the Directive. In February 2004, 42 entities, including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed onto an agreement with EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate. Since May, 2005, a number of additional PRPs have joined into the agreement with EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  Work on the study is ongoing.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties also will receive notices from the EPA.  In June 2007, EPA issued a draft Focused Feasibility Study (“FFS”) that considers six interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six “action” options range from $900 million to $2.3 billion.  The PRP Group provided comments to EPA on the FFS; EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustees for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time. Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We have not yet responded to the complaint; our response is due October 15, 2009.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

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

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a PRP at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA, entered into in March 2000.  Hexcel contributed approximately 1.07% of the waste tonnage sent to the site during its operations.    The EPA has recently sent a Special Notice letter to 155 PRPs, including the Company, requiring the Group to remediate on-site soils and to begin good faith negotiations with EPA regarding $10 million in Agency over-site expenses.  In addition to the Omega site specifically, there is regional groundwater contamination in the area as well. EPA has not determined who it will identify as PRPs to investigate and, as necessary, remediate the regional groundwater contamination.  Although it is likely that Hexcel will incur costs associated with the regional investigation and remediation as a member of the Omega Group, our ultimate liability, if any, in connection with this matter cannot be determined at this time.

Environmental Summary

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of June 30, 2009, our aggregate environmental related accruals were $9.4 million, of which $4.5 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $4.5 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $0.8 million and $0.9 million for the quarters ended June 30, 2009 and 2008, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively.  In addition, our operating costs relating to environmental compliance charged directly to expense were $2.6 million and $2.8 million for the quarters ended June 30, 2009 and 2008, respectively, and $5.0 million and $5.5 million for the six months ended June 30, 2009 and 2008, respectively.  Capital expenditures for environmental matters were $1.1 million and $1.9 million for the quarters ended June 30, 2009 and 2008, respectively, and $2.0 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively.

Litigation

Gurit Infringement Claim

Our Austrian subsidiary has been sued in Germany and Austria by Gurit, a European competitor of prepreg materials sold into the wind energy market. Gurit alleges that the Company’s HexFIT® prepreg made in Austria and sold in Germany to Vestas infringes a Gurit EU patent.  Gurit also has had its counsel issue a “cease and desist” letter with respect to our sales to a minor wind energy customer in Denmark. Vestas is our largest wind energy customer and in Europe manufactures blades for wind turbines in Germany, Denmark and Spain.  The suits seek an injunction to prevent the Company from making or selling HexFIT® in Germany and Austria and also seek damages for past infringement.  Regarding the Gurit patent itself, we are appealing a decision of the European patent office (EPO) which upheld the validity of the patent in an opposition proceeding. In our appeal we generally assert that the patent is not valid based on prior art, particularly prior art not previously considered by the EPO when it granted and later upheld the patent.  At a hearing in May 2009, the German court deferred making a final ruling and instead ordered that a technical expert be appointed to assist it in reaching a decision on whether there is infringement.  The expert has not yet been selected. The EPO appeal will be heard in November 2009. We believe that HexFIT® does not infringe the patent and we intend to vigorously defend the suits and prosecute the appeal in the EPO.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter and six months ended June 30, 2009, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2008	$3.8
Warranty expense	1.1
Deductions and other	(0.5)
Balance as of March 31, 2009	4.4
Warranty expense	1.4
Deductions and other	(1.4)
Balance as of June 30, 2009	$4.4

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

The global economic downturn and availability of credit for end customers has affected demand from commercial aircraft customers and for wind energy programs.  Though there are short term uncertainties, the focus on increasing alternative energy sources continues to promise a bright future for wind energy.  More importantly, the compelling economics of new, lightweight, wide body aircraft that have become critical to end user demand remain intact.  Although this translates into a favorable demand mix that includes a higher percentage of composite rich models, current economic conditions and new program delays lead us to be cautious in the near term regarding projected build-rates and wind energy project funding.

Net sales for the quarter were $277.3 million, 22.9% lower (18.7% lower in constant currency) than the $359.5 million reported for the second quarter of 2008.  Year to date, net sales are 12.3% lower than last year in constant currency.   The drop in sales is related to significant supply chain inventory adjustments, the rapid decline in the regional and business aircraft market and new program delays.  The wind energy market is also now experiencing lower levels of demand as financing issues facing wind generator customers have begun to delay previously announced projects.

Our previous planning assumption of reducing our cost structure to handle a 5% year over year volume decline is no longer appropriate.   We expect the third quarter to be the low point of the year as reduced commercial aerospace and wind demand combine with the normal summer seasonal slowdown.  Therefore, we are aggressively reducing plant schedules to better match near term demand and improve cash flows. While we expect further weakness in regional and business aircraft sales, we are hopeful that thawing in credit markets, renewable energy policy and new aircraft program progress may begin to offset market softness in 2010.

We have also prudently moderated the pace of our capital spending plans to maintain alignment with changes to prior growth assumptions for us and our customers.  We expect to spend less than $100 million on capital expenditures in 2009, and currently expect to spend less than $125 million in 2010.  As anticipated, we had cash usage in the first quarter, but after generating $47 million of free cash flow (cash provided by operating activities less capital expenditures) in the second quarter, we achieved $22 million of positive free cash flow for the first six months of 2009, as compared to negative free cash flow of $92 million for the first half of 2008. There were significant working capital changes as the lower sales volumes combined with concerted efforts to reduce accounts receivable and inventories resulted in $37.4 million of cash from lower receivables and inventories in 2009 as compared to a $63.8 million use of cash in the first half of 2008.  These sources of cash were partially offset by additional usage of cash for accounts payable and accruals of $26.9 million in the first half of 2009 as compared to the first half of 2008.  We are now targeting over $40 million of free cash flow for the full year period.  Capital expenditures were $47.9 million in the first six months of 2009, as compared to $86.2 million during the first six months of 2008.

Commercial aerospace sales declined, in constant currency, 28.1% for the quarter and 22.4% for the six month period and were down across all sectors as our customers tightened inventory management as we enter a more cautious period.  After a three year period of record orders from 2005 to 2007, followed by a robust year of orders in 2008, Airbus and Boeing combined only had 69 net orders and a number of deferrals for the first half of 2009.  This however, still leaves nearly 7,000 planes in backlog, and their combined total deliveries for the first half of 2009 was 500.  Based on estimates from Airbus and Boeing, they expect to deliver about

960 aircraft in 2009, and if this happens it would exceed the previous highest number of deliveries of 914 in 1999.  Nonetheless, there is uncertainty surrounding 2010 build rates, which would affect Hexcel’s 2009 second half sales as the company generally ships six months in advance of the airplanes’ delivery.  The current poor global credit environment leads to significant concerns about the demand, timing and financial ability of airline operators to acquire new aircraft in backlog.  As a result, there remains significant uncertainty and a wide range of views regarding new aircraft build schedules in 2010 and beyond.  Offsetting this negative outlook to some extent, new aircraft such as the Boeing 787 and 747-8 as well as Airbus A380 and A350 will add incremental sales as they come into production and ramp-up to full production rates because of significant increased Hexcel content per plane.

In 2008, other commercial aerospace sales, which include regional and business aircraft, comprised about 28% of our commercial aerospace sales.  These markets, particularly the business jet market, have been hit hard this year by rapidly falling demand and tighter inventory management.  This quarter our sales declined over 40% from the second quarter of 2008, and this sub-segment continues to be vulnerable to further declines.

Space and Defense sales, in constant currency, were up 2.8% for the quarter and 5.3% for the six month period.  We continue to benefit from our extensive qualifications to supply composite materials and, in some cases, composite structures to a broad range of rotorcraft, transport, and fixed wing attack and satellite programs around the world. No one program represents more than 10% of our revenue in this market, but the C17 and F22 are among our important programs and could be curtailed in the near future.  On the other hand, sales from rotorcraft, including the V22 tilt rotor program, have seen strong growth and now represent more than half of our sales in this market.

Industrial sales, in constant currency, were down 15.6% for the second quarter and 3.7% for the six months over last year.  Wind energy comprises over half of the industrial market and these sales are now flat for the first half of 2009 as compared to the first half of 2008.  The growth for the wind energy market will be, in part, dependent upon public policy, including establishing and achieving renewable energy targets, and availability of project financing for the developers of wind farms.  Our wind energy business had been a European business, but with the start of sales from our China facility in the fourth quarter of 2008 and the scheduled qualified production of our Colorado facility in the fourth quarter of this year, we will serve a much wider market.  The American Recovery and Reinvestment Act of 2009 (“Act”) extends the production tax credit through 2012 and provides a 30% investment tax credit for qualified new wind equipment.  In July, the availability of cash grants under the Act was clarified, which should also help restart the order flow in the U.S.  Recreation, automotive and other industrial applications comprise the rest of industrial sales.  For the most part, these sales reflect both weak markets and selective portfolio pruning in recent years.  Demand for our products in these markets is driven by both the success of particular applications as well as the general overall economy.  Our general industrial sub-segment also includes our sales to the American Centrifuge Project which began in December 2008, and partly offset declines in the other industrial markets.

Despite the much lower sales volume, we improved our operating margins for the quarter and six months ended June 30, 2009 over the prior year primarily reflecting good product mix, factory productivity initiatives, incremental improvements at our new European facilities, lower commodity and freight costs, overall good cost control and the benefits from a stronger Dollar.  The strengthening of the Dollar against the Euro and the British pound over the last year creates mixed effects on our results.  The Dollar movement against the two currencies resulted in a decrease in sales of $18.3 million in the quarter and $37.6 million in the six month period on a year over year basis.  However, the operating income line was slightly favorably impacted by these same currency movements for the first half of 2009 as compared to same period in 2008 as many European commercial aerospace sales are generally in US Dollars with related costs in Euros and British pound.

Second Quarter and Six-Months Results

	Quarter Ended June 30,			Six-Months Ended June 30,
(In millions, except per share data)	2009	2008	% Change	2009	2008	% Change
Net sales	$277.3	$359.5	(22.9)%	$584.6	$704.0	(17.0)%
Operating income	29.7	29.3	1.4%	69.6	65.7	5.9%
Net income	16.8	26.7	(37.1)%	40.2	49.9	(19.4)%
Diluted net income per common share	$0.17	$0.27		$0.41	$0.51

Non-GAAP measures:
Adjusted operating income	$31.4	$38.1	(17.6)%	$71.3	$77.8	(8.4)%
As a percentage of net sales	11.3%	10.6%		12.2%	11.1%
Adjusted net income	$17.9	$20.3	(11.8)%	$41.3	$42.7	(3.3)%
Adjusted diluted earnings per share	$0.18	$0.21		$0.42	$0.44

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

	Quarter Ended June 30,		Six-Months Ended June 30,
(In millions, except per share data)	2009	2008	2009	2008
Operating income	$29.7	$29.3	$69.6	$65.7
Environmental Expense (a)	1.7	7.6	1.7	7.6
Business consolidation & restructuring expense	—	1.2	—	1.8
Pension Settlement Expense	—	—	—	2.7
Adjusted operating income	$31.4	$38.1	$71.3	$77.8

Net income	$16.8	$26.7	$40.2	$49.9
Environmental Expense (net of tax) (a)	1.1	4.7	1.1	4.7
Pension Settlement Expense (net of tax)	—	—	—	1.7
Tax adjustments (b)	—	(11.1)	—	(13.6)
Adjusted net income	$17.9	$20.3	$41.3	$42.7

(a) The second quarter of 2009 Environmental Expense adjustments relate to an increase to the estimated remediation costs for the Lodi, New Jersey site, a former fine chemical business sold in 1986 and another previously sold facility in France (sold in 2007). The second quarter and six-month period Environmental Expense relates to an increase to the estimated remediation costs for the Lodi site.

(b) The second quarter of 2008 tax adjustments include $11.1 million in net benefit primarily related to the reinstatement of U.S. deferred tax assets which had been previously written off.  The six months ended June 30, 2008 includes a total of $13.6 million.

Net Sales

Net sales decreased for the quarter and six months ended June 30, 2009 over the same periods in 2008, reflecting lower sales volume in Commercial Aerospace and Industrial markets.  On a constant currency basis, sales for the quarter ended June 30, 2009 were 18.7% lower than the same quarter in 2008 (22.9% decrease at actual rates) and sales for the six months ended June 30, 2009 were 12.3% lower than the six months ended June 30, 2008 (17.0% decrease at actual rates).

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2009 and 2008:

	Quarter Ended June 30,			Six-Months Ended June 30,
(In millions)	2009	2008	% Change	2009	2008	% Change
Consolidated Net Sales	$277.3	$359.5	(22.9)%	$584.6	$704.0	(17.0)%
Commercial Aerospace	137.8	198.7	(30.6)%	291.6	390.6	(25.3)%
Space & Defense	74.7	75.0	(0.4)%	152.0	149.3	1.8%
Industrial	64.8	85.8	(24.5)%	141.0	164.1	(14.1)%

Composite Materials	$213.8	$292.5	(26.9)%	$458.2	$570.4	(19.7)%
Commercial Aerospace	94.1	148.1	(36.5)%	203.4	291.7	(30.3)%
Space & Defense	55.3	59.7	(7.4)%	114.7	117.0	(2.0)%
Industrial	64.4	84.7	(24.0)%	140.1	161.7	(13.4)%

Engineered Products	$63.5	$67.0	(5.2)%	$126.4	$133.6	(5.4)%
Commercial Aerospace	43.7	50.6	(13.6)%	88.2	98.9	(10.8)%
Space & Defense	19.4	15.3	26.8%	37.3	32.3	15.5%
Industrial	0.4	1.1	(63.6)%	0.9	2.4	(62.5)%

Commercial Aerospace:  Net sales decreased $60.9 million, or 30.6% (28.1% on a constant currency basis), to $137.8 million for the second quarter of 2009.  Net sales for the six months ended June 30, 2009 decreased $99.0 million or 25.3% (22.4% on a constant currency basis) to $291.6 million over the six months ended June 30, 2008.  The sales decline for both periods was broad based.  As previously planned large aircraft line rate increases give way to rate reductions, tighter management of inventory levels by our customers resulted in sales declines to both Airbus and Boeing and their subcontractors.  The decline at Boeing was not as pronounced as it was at Airbus, as inventory corrections were not as significant following last year’s strike.  Revenues attributed to new aircraft programs (A380, A350, B787, B747-8) were just above those in the first quarter of 2009, but lower than last year due principally to 787 delays.

Sales to other aerospace sectors, which include regional and business aircraft customers, were down over 40% as compared to the second quarter 2008 as the impact of announced production cut-backs in this segment is now being felt.  As compared to the first quarter of 2009, sales were down over 30%, and for the first half of the year sales were down over 25% compared to last year.  This sub-segment, which represented 28% of commercial aerospace sales in 2008, continues to be vulnerable to further declines.

Space & Defense: Net sales decreased $0.3 million, or 0.4% (increased 2.8% on a constant currency basis), to $74.7 million for the first quarter of 2009.  Net sales for the six months ended June 30, 2009 increased $2.7 million, or 1.8% (5.3% on a constant currency basis) to $152.0 million.  This market performed well reflecting continued growth in global rotorcraft sales, which accounted for over half of Space & Defense sales again this quarter.  The impact of foreign exchange rates reduced Space and Defense sales by $2.3 million and $4.9 million in the three and six months ended June 30, 2009, respectively.

Industrial: Net sales decreased $21.0 million, or 24.5% (a decrease of 15.6% on a constant currency basis), to $64.8 million for the second quarter of 2009.  Net sales for the six months ended June 30, 2009 decreased $23.1 million or 14.1% (a decrease of 3.7% on constant currency basis) to $141.0 million.  Wind energy remains over half the industrial market, with recreation, auto and other industrial sub-markets comprising the rest of this market.  The decrease for the quarter reflects lower wind energy and automotive sub-markets partly offset by sales to the American Centrifuge Project. Wind energy sales for the six month period are now flat in constant currency as compared to the first half of 2008.  Also contributing to the decline in the six month period were the expected year over year constant dollar declines in automotive, recreation and certain other industrial markets.  The declines were partly offset by the sales to the American Centrifuge Project.  The impact of foreign exchange rates reduced Industrial sales by $9.0 million and $17.8 million in the three and six months ended June 30, 2009, respectively.

Gross Margin

	Quarter Ended June 30,			Six-Months Ended June 30,
(In millions)	2009	2008	% Change	2009	2008	% Change
Gross margin	$63.1	$76.1	(17.1)%	$140.1	$156.2	(10.3)%
Percentage of sales	22.8%	21.2%		24.0%	22.2%

The decrease in gross margin of $13.0 million for the second quarter of 2009 and $16.1 million for the first six months of 2009 resulted primarily from lower sales volume, partially offset by improved performance.  The gross margin percentage improvement for both periods was the result of favorable product mix, factory productivity and cost reduction initiatives, incremental improvements at our new European facilities, lower commodity and freight costs and good cost control.  The stronger dollar also provides a benefit against the Euro and British pound cost base at our European plants.  Foreign exchange rates contributed about 50 basis points to the quarter’s improved gross margin percentage over last year and 60 basis points on a year-to-date basis

Depreciation and amortization expense, included in cost of sales during the quarter increased $0.2 million to $10.4 million, though on a constant currency basis the expense increased by $1.0 million.  For the first half of 2009, depreciation and amortization expense increased $0.2 million to $20.3 million, though on a constant currency basis the expense increased $1.7 million.

Selling, General and Administrative Expenses (“SG&A”)

	Quarter Ended June 30,			Six-Months Ended June 30,
(In millions)	2009	2008	% Change	2009	2008	% Change
SG&A expense	$25.3	$30.0	(15.7)%	$54.6	$62.0	(11.9)%
Percentage of sales	9.1%	8.3%		9.3%	8.8%

On a constant currency basis, SG&A expenses for the second quarter and six-month period decreased about 10% and 5%, respectively, from last year, reflecting headcount reductions and overall tight cost control which more than offset inflationary increases.

Research and Technology Expenses (“R&T”)

	Quarter Ended June 30,			Six-Months Ended June 30,
(In millions)	2009	2008	% Change	2009	2008	% Change
R&T expense	$6.4	$8.0	(20.0)%	$14.2	$16.5	(13.9)%
Percentage of sales	2.3%	2.2%		2.4%	2.3%

On a constant currency basis, R&T expenses for the quarter and six months ended June 30, 2009 decreased about 10% and 3% respectively, from last year, reflecting effective cost controls and lower qualification costs for new airplane programs in the current year.

Operating Income

	Quarter Ended June 30,			Six-Months Ended June 30,
(In millions)	2009	2008	% Change	2009	2008	% Change
Consolidated Operating income	$29.7	$29.3	1.4%	$69.6	$65.7	5.9%
Operating margin	10.7%	8.2%		11.9%	9.3%

Composite Materials	30.3	39.7	(23.7)%	75.3	84.1	(10.5)%
Operating margin	13.8%	13.1%		15.9%	14.2%
Engineered Products	9.9	8.0	23.8%	18.7	16.1	16.1%
Operating margin	15.6%	11.9%		14.8%	12.0%
Corporate & Other	(10.5)	(18.4)	42.9%	(24.3)	(34.5)	29.6%

Improved margins helped to offset the lower sales for both the quarter and six-month periods.  As the general economic decline has impacted most markets, we have used this opportunity to improve efficiencies and focus on all elements of cost.  Our headcount is now 12% lower than last summer’s peak.  Also, part of the improved mix comes from the investments we have made in carbon fiber.  The strong dollar also helped improve our margins.  Foreign exchange rates contributed about 60 basis points to the quarter’s improved operating income percentage.  The exchange rates contributed about 70 basis points to the six-month period’s improved operating income percentage.

Interest Expense

	Quarter Ended June 30,			Six-Months Ended June 30,
(In millions)	2009	2008	% Change	2009	2008	% Change
Interest expense, net	$7.5	$5.9	27.1%	$12.9	$10.9	18.3%
Percentage of sales	2.7%	1.6%		2.2%	1.5%

As a result of the refinancing of the Company’s Senior Secured Credit Facilities on May 21, 2009, interest expense is expected to increase by less than $2 million per quarter at current borrowing levels and rates.  The increase in rates for the latter part of the second quarter was offset by higher capitalized interest expense of capital expenditures in progress.  The current year periods include $1.7 million of expense related to the write off of deferred financing costs associated with the previous credit facility.

Provision for Income Taxes

	Quarter Ended June 30,		Six-Months Ended June 30,
(In millions)	2009	2008	2009	2008
Income tax (benefit) expense	$5.7	$(2.0)	$16.9	$7.5
Effective tax rate	25.7%	(8.5)%	29.8%	13.7%

The income tax provision for the second quarter and six months ended June 30, 2009 was $5.7 million and $16.9 million, respectively.  The effective tax rates were 25.7% and 29.8%, respectively.  The rates reflect the release of $1.1 million of reserves for uncertain tax positions as a result of an audit settlement completed during the quarter. Excluding this benefit, the effective tax rate for the second quarter and six months ended June 30, 2009 was 30.6% and 31.7% respectively.

The income tax provision, for the second quarter and six months of 2008, included a benefit for the reinstatement of $14.7 million and $17.2 million, respectively, of U.S. deferred tax assets which had previously been written off.  Additionally, as a result of the elimination of our U.S. defined pension plan, a $3.6 million tax provision (previously included in other comprehensive income) was recognized in the second quarter of 2008.  Excluding these benefits, the effective tax rate for the second quarter and six months ended June 30, 2008 was 38.9% and 38.5% respectively.  The lower effective tax rate in the current quarter and year-to-date when compared to last year’s quarter, excluding discrete adjustments, is primarily attributable to tax planning strategies which have been implemented and are in effect in the current year.

Financial Condition

Liquidity: On May 21, 2009, Hexcel Corporation entered into a new $300 million senior secured credit facility, consisting of a $175 million term loan and a $125 million revolving loan.  The term loan matures on May 21, 2014 and the revolving loan matures on May 21, 2013.  Proceeds from the term loan, and from an initial borrowing under the revolving loan, were used to repay all amounts, and terminate all commitments, outstanding under Hexcel’s old credit agreement and to pay fees and expenses in connection with the refinancing.  We incurred $10.3 million in issuance costs related to the refinancing of the Senior Secured Credit Facility, which will be expensed over the life of the facility, and included in interest expense is $1.7 million of accelerated amortization of deferred financing costs associated with the previous credit facility.  The credit agreement contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.   Terms of the credit facility are further discussed in Note 5 to the accompanying financial statements.

As of June 30, 2009, we had cash and cash equivalents of $72.6 million.  Aggregate borrowings as of June 30, 2009 under the Senior Secured Credit Facility consisted of $171.6 million in term loans.  The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of June 30, 2009, we had issued letters of credit under the Senior Secured Credit Facility totaling $12.5 million, and no amounts were outstanding under our $125 million revolving credit facility.  Total undrawn availability under the Senior Secured Credit Facility as of June 30, 2009 was $112.5 million.  In addition, we borrowed $3.9 million from a new credit line established in China associated with our operations there.  Our total debt, net of cash, as of June 30, 2009 was $331.4 million, a decrease of $12.3 million from December 31, 2008.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and our revolving credit facility. The new facility provides more flexibility for capital expenditures than the old facility and we believe the amounts available are adequate for most of our projected growth scenarios.  As of June 30, 2009, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2013, but will be repaying the term loan at a rate of approximately $2.2 million per quarter starting in the third quarter of 2009. Our revolver facility expires in May 2013.

Operating Activities:  Net cash provided by operating activities was $69.9 million in the first six months of 2009, as compared to net cash used for operating activities of $5.5 million in the first six months of 2008, primarily driven by lower sales volumes. There were significant working capital changes as the lower sales volumes combined with concerted efforts to reduce accounts receivable and inventories resulted in $37.4 million of cash from lower receivables and inventories in 2009 as compared to a $63.8 million use of cash in the first half of 2008.  These changes were partially offset by a $48.8 million use of cash to pay down accounts payable and accrued liabilities in the first half of 2009 as compared to a $21.9 million cash use in the first half of 2008.

Investing Activities:  Net cash used for investing activities of $47.9 million in the first six months of 2009, was for capital expenditures.  This compares to capital expenditures of $86.2 million during the first six months of 2008.  The decrease primarily reflects the accelerated progress made on our fiber expansion plans in the first six months of 2008 combined with prudent management of our capital spending in 2009 in response to the current economic climate.  Capital expenditures for 2009 are expected to be less than $100 million.

Financing Activities:  Financing activities used $1.9 million of net cash in the first six months of 2009 compared with $81.2 million of cash provided in the same period of 2008.  This year, we refinanced our Senior Secured Credit Facility and received $171.5 million of proceeds from a new term loan.  The new borrowings were used to repay $167.0 million of term loans existing under the previous facility and $10.3 million of debt issuance costs related to the refinancing.  In addition we borrowed $3.9 million from a line of credit associated with our operations in China.  During the first six months of 2008, we received $79.6 million of proceeds from our Senior Secured Credit Facility in order to fund our cash needs.

Financial Obligations and Commitments: As of June 30, 2009, current maturities of notes payable and capital lease obligations were $13.2 million.  The next significant scheduled debt maturity will not occur until 2013, in the amount of $17.5 million plus any outstanding balance on the revolving loan, with annual debt and capital lease maturities approximating $4.6 million remaining in 2009 and $8.9 million in 2010.  We have several capital leases for buildings and warehouses with expirations through 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing equipment and facilities are leased under operating leases.

The term loan under the Senior Secured Credit Facility is scheduled to mature on May 21, 2014 and the revolving loan under the credit facility is scheduled to expire on May 21, 2013.   Our senior subordinated notes mature on February 1, 2015.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Boeing and Airbus; (b) the revenues we may generate from an aircraft model or program; (c)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space & defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of new facilities and the current economic environment; (j) our projections regarding the realizability of net operating loss and federal tax credit carryforwards, and the impact of the above factors on our expectations of 2009 financial results; and (k) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, fluctuations in commodity prices, and fluctuations in the market price of our common stock.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements and cost reductions, and conditions in the financial markets.

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

Interest Rates

Our financial results are affected by interest rate changes on certain of our debt instruments.  Without the benefit of interest rate swap agreements our ratio of floating debt to total debt was about 43% as of June 30, 2009.  In order to manage our exposure to interest rate movements or variability, we may from time-to-time enter into interest rate swap agreements and other financial instruments.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included as a component of interest expense.  The impact to interest expense for the quarter and six months ended June 30, 2009 was a net increase of $0.1 million and $0.3 million, respectively.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at June 30, 2009 and December 31, 2008 was a liability of $6.7 million and $7.3 million, respectively.  The fair value at June 30, 2009 was estimated under the provision of FAS 157.

Foreign Currency Exchange Risks

We have significant business activities in Europe.  We operate manufacturing facilities in Europe, which generated approximately 52% of our 2008 consolidated net sales.  Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro.  We also conduct business or have joint venture investments in China, Malaysia and Australia, and sell products to customers throughout the world.  A significant portion of our transactions with customers and joint venture affiliate outside of Europe are denominated in U.S. dollars, thereby limiting our exposure to short-term currency fluctuations involving these countries.  However, the value of our investments in these countries could be impacted by changes in currency exchange rates over time, as could our ability to profitably compete in international markets.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound.  We entered into contracts to exchange U.S. dollars for Euros and GBP through April 2011.  The aggregate notional amount of these contracts was $138.2 million at June 30, 2009.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  These contracts are designated as cash flow hedges of forecasted revenues.  We exclude the forward points from the effectiveness assessment.  For the quarters and six months ended June 30, 2009 and 2008, hedge ineffectiveness was immaterial.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded within accumulated other comprehensive income for the quarters and six months ended June 30, 2009 and 2008 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Unrealized gains (losses) at beginning of period, net of tax	$(9.6)	$4.7	$(8.9)	$3.2
(Gains) Losses reclassified to net sales	1.2	(0.9)	2.4	(1.8)
Increase in fair value	5.9	(0.1)	4.0	2.3
Unrealized gains (losses) at end of period, net of tax	$(2.5)	$3.7	$(2.5)	$3.7

As of June 30, 2009, the total unrealized losses recorded in “accumulated other comprehensive income,” net of tax, of $2.5 million, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required by Item 1 is contained within Note 14 on pages 16 through 18 of this Form 10-Q and is incorporated herein by reference.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 7, 2009 (the “Meeting”) in Stamford, Connecticut. Stockholders holding 89,132,909 shares of Hexcel common stock were present at the Meeting, either in person or by proxy, constituting a quorum.  The following matters were submitted to the Company’s stockholders for a vote at the Meeting, with the results of the vote indicated:

1)        Each of the ten nominees to the Board of Directors was elected by the stockholders to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified, or until their earlier resignation or removal:

DIRECTOR	FOR	WITHHELD

Joel S. Beckman	84,094,483	5,038,425
David E. Berges	83,416,276	5,716,632
Lynn Brubaker	83,342,851	5,790,057
Jeffrey C. Campbell	87,899,114	1,233,794
Sandra L. Derickson	83,381,513	5,751,395
W. Kim Foster	87,881,022	1,251,886
Jeffrey A. Graves	87,182,505	1,950,403
David C. Hill	87,886,163	1,246,745
David C. Hurley	87,306,710	1,826,198
David L. Pugh	83,556,534	5,576,374

2)        The proposal to approve the Amended and Restated Hexcel Corporation 2003 Incentive Stock Plan:

Votes For	Votes Against	Abstentions
63,357,841	8,380,689	98,313

3)        The proposal to approve the Hexcel Corporation 2009 Employee Stock Purchase Plan:

Votes For	Votes Against	Abstentions
71,076,343	739,722	80,778

4)        The proposal to ratify PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for the Company for 2009:

Votes For	Votes Against	Abstentions
84,791,492	4,088,730	252,195

ITEM 5. Other Information

On July 27, 2009, we issued a press release announcing our financial results for the fiscal quarter and six months ended June 30, 2009. A copy of this press release is being furnished as Exhibit 99.1 and is incorporated herein by reference.  Exhibit 99.1 is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Exhibit 99.1 shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, except as expressly set forth in a future filing.

On July 27, 2009, the Company posted to its website a table which summarizes sales by operating segment and market segment for the quarters ended June 30, 2009 and 2008, March 31, 2009 and 2008 and the six-month periods ended June 30, 2009 and 2008.  A copy of this information is being furnished as Exhibit 99.2 and is incorporated herein by reference.

ITEM 6.  Exhibits

Exhibit No.	Description

3	Bylaws of Hexcel Corporation, amended and restated as of May 7, 2009 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated May 12, 2009).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release issued by the Company on July 27, 2009

99.2	Sales by operating segment and market segment for the quarters ended June 30, 2009 and 2008, March 31, 2009 and 2008 and the six-month periods ended June 30, 2009 and 2008.

99.3

Credit Agreement, dated as of May 21, 2009, entered into by and among Hexcel Corporation, the financial institutions from time to time party thereto, Banc of America Securities LLC, as syndication agent for the lenders, as a joint book manager and as a joint lead arranger, Deutsche Bank Securities Inc., as a joint book manager and as a joint lead arranger, HSBC Bank USA, National Association, as a documentation agent, RBS Citizens, N.A., as a documentation agent, Toronto Dominion (New York) LLC, as a documentation agent, and Deutsche Bank Trust Company Americas, as administrative agent for the lenders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 22, 2009).

99.4

Security Agreement, dated as of May 21, 2009, by and among Hexcel Corporation, each of the direct and indirect subsidiaries of Hexcel Corporation listed on the signature pages thereto, and each additional grantor that may become a party thereto after the date thereof in accordance with Section 21 thereof, and Deutsche Bank Trust Company Americas, as administrative agent for and representative of the lenders (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 22, 2009).

99.5

Subsidiary Guaranty, dated as of May 21, 2009, by the parties listed on the signature pages thereto in favor of and for the benefit of Deutsche Bank Trust Company Americas, as agent for and representative of the financial institutions party to the Credit Agreement referred to therein and any Swap Counterparties (as defined therein) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 22, 2009).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

July 27, 2009	/s/ Wayne Pensky
(Date)	Wayne Pensky
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3	Bylaws of Hexcel Corporation, amended and restated as of May 7, 2009 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated May 12, 2009).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release issued by the Company on July 27, 2009

99.2	Sales by operating segment and market segment for the quarters ended June 30, 2009 and 2008, March 31, 2009 and 2008 and the six-month periods ended June 30, 2009 and 2008.

99.3

Credit Agreement, dated as of May 21, 2009, entered into by and among Hexcel Corporation, the financial institutions from time to time party thereto, Banc of America Securities LLC, as syndication agent for the lenders, as a joint book manager and as a joint lead arranger, Deutsche Bank Securities Inc., as a joint book manager and as a joint lead arranger, HSBC Bank USA, National Association, as a documentation agent, RBS Citizens, N.A., as a documentation agent, Toronto Dominion (New York) LLC, as a documentation agent, and Deutsche Bank Trust Company Americas, as administrative agent for the lenders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 22, 2009).

99.4

Security Agreement, dated as of May 21, 2009, by and among Hexcel Corporation, each of the direct and indirect subsidiaries of Hexcel Corporation listed on the signature pages thereto, and each additional grantor that may become a party thereto after the date thereof in accordance with Section 21 thereof, and Deutsche Bank Trust Company Americas, as administrative agent for and representative of the lenders (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 22, 2009).

99.5

Subsidiary Guaranty, dated as of May 21, 2009, by the parties listed on the signature pages thereto in favor of and for the benefit of Deutsche Bank Trust Company Americas, as agent for and representative of the financial institutions party to the Credit Agreement referred to therein and any Swap Counterparties (as defined therein) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 22, 2009).