Form 10-Q
period 2009-09-30
HEXCEL CORP /DE/
filed 2009-10-26
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2009
COMMON STOCK	96,650,266

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$94.7	$50.9
Accounts receivable, net	153.8	189.4
Inventories, net	158.0	195.3
Prepaid expenses and other current assets	42.7	45.1
Total current assets	449.2	480.7

Property, plant and equipment	1,053.8	971.7
Less accumulated depreciation	(456.5)	(419.4)
Net property, plant and equipment	597.3	552.3

Goodwill and intangible assets	56.9	56.0
Investments in affiliated companies	17.2	10.6
Deferred tax assets	80.3	88.3
Other assets	24.0	22.4

Total assets	$1,224.9	$1,210.3

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$3.5	$2.1
Accounts payable	70.8	120.5
Accrued liabilities	85.3	101.6
Total current liabilities	159.6	224.2

Long-term notes payable and capital lease obligations	388.8	392.5
Other non-current liabilities	89.0	84.4
Total liabilities	637.4	701.1

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 98.6 and 98.3 shares issued at September 30, 2009 and December 31, 2008, respectively	1.0	1.0
Additional paid-in capital	532.9	526.1
Retained earnings	65.3	14.6
Accumulated other comprehensive income (loss)	12.8	(8.7)
	612.0	533.0
Less — Treasury stock, at cost, 2.0 and 1.9 shares at September 30, 2009 and December 31, 2008, respectively	(24.5)	(23.8)
Total stockholders’ equity	587.5	509.2

Total liabilities and stockholders’ equity	$1,224.9	$1,210.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2009	2008	2009	2008

Net sales	$257.1	$331.4	$841.7	$1,035.4
Cost of sales	205.0	260.3	649.5	808.1
Gross margin	52.1	71.1	192.2	227.3

Selling, general and administrative expenses	25.8	26.9	80.4	88.9
Research and technology expenses	8.4	7.6	22.6	24.1
Business consolidation and restructuring expenses	—	0.7	—	2.5
Other operating (income) expenses	(1.7)	—	—	10.2
Operating income	19.6	35.9	89.2	101.6

Interest expense, net	6.9	4.6	19.8	15.5
Income before income taxes and equity in earnings of affiliated companies	12.7	31.3	69.4	86.1
Provision for income taxes	2.5	11.3	19.4	18.8
Income before equity in earnings of affiliated companies	10.2	20.0	50.0	67.3
Equity in earnings of affiliated companies	0.2	13.0	0.6	15.6
Net income	$10.4	$33.0	$50.6	$82.9

Basic net income per common share:	$0.11	$0.34	$0.52	$0.86

Diluted net income per common share:	$0.11	$0.34	$0.52	$0.85

Weighted average common shares outstanding:
Basic	96.9	96.5	96.9	96.3
Diluted	98.1	97.8	98.1	97.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2009	2008
		(See Note 1)
Cash flows from operating activities
Net income	$50.6	$82.9
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	34.5	33.2
Amortization of debt discount and deferred financing costs	4.0	1.2
Deferred income taxes	15.2	4.3
Business consolidation and restructuring expenses	—	2.5
Business consolidation and restructuring payments	(1.5)	(3.7)
Equity in earnings from affiliated companies	(0.6)	(3.9)
Gain on sale of investment in affiliated companies	—	(11.7)
Stock-based compensation	6.7	8.7
Excess tax benefits on stock-based compensation	0.5	1.7

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	38.2	(19.2)
Decrease (increase) in inventories	38.8	(22.9)
(Increase) decrease in prepaid expenses and other current assets	(11.0)	2.1
Decrease in accounts payable and accrued liabilities	(37.4)	(35.4)
Other — net	2.0	8.8
Net cash provided by operating activities	140.0	48.6

Cash flows from investing activities
Cash payments for capital expenditures	(82.1)	(131.0)
Investment in joint venture	(6.0)
Proceeds from sale of equity investment	—	22.3
Net cash used for investing activities	(88.1)	(108.7)

Cash flows from financing activities
Borrowings from credit line - China	3.0	—
Proceeds from New Senior Secured Credit Facility — term B loan	171.5	—
Repayment of previous Senior Secured Credit Facility	(167.0)	—
Repayment of New Senior Secured Credit Facility — term B loan	(10.9)	—
Issuance costs related to New Senior Secured Credit Facility	(10.4)	—
Proceeds from senior secured credit facility — term C loan	—	79.4
Capital lease obligations and other debt, net	0.5	(0.3)
Activity under stock plans	(0.5)	1.4
Net cash (used for) provided by financing activities	(13.8)	80.5
Effect of exchange rate changes on cash and cash equivalents	5.7	0.2
Net increase in cash and cash equivalents	43.8	20.6
Cash and cash equivalents at beginning of period	50.9	28.1
Cash and cash equivalents at end of period	$94.7	$48.7

Supplemental data:
Accrual basis additions to property, plant and equipment	$65.8	$125.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel”, “the Company”, “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies.  The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our significant accounting policies.

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

In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited 2008 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.

Reclassifications and revisions

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash provided by operating activities for the nine months ended September 30, 2008 was revised to $48.6 million from the $43.4 million previously reported, while cash used for investing activities increased by the same amount.  Investing activities now include only cash payments for capital expenditures, whereas previously they included additions to property, plant and equipment on an accrual basis.  The adjustment to the cash basis is reflected in the change in accounts payable.

Management will revise the Statements of Cash Flows for comparative periods in future filings to appropriately reflect capital expenditures on a cash basis.  For annual periods ended December 31, 2008, 2007 and 2006, cash provided by operating activities will be revised from $98.9 million to $97.5 million, $106.3 million to $100.9 million and $98.3 million to $95.7 million, respectively.  Cash provided by operating activities will be revised for the year-to-date periods ended March 31, 2009 and 2008 and June 30, 2009 and 2008 from $3.1 million to $13.6 million, ($14.7) million to ($13.3) million, $69.9 million to $86.2 million and ($5.5) million to $2.1 million, respectively.  Cash used in investing activities will also be revised in each year-to-date period in an equal and offsetting amount.  Management has concluded that these revisions are immaterial.

New Accounting Pronouncements

In December 2008 the FASB issued new authoritative guidance regarding employers’ disclosures about postretirement benefit plan assets. This guidance adds required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets and (3) significant concentrations of risk. Additionally, employers are required to disclose information about the valuation of plan assets similar to that required under existing fair value guidance.  The new guidance is effective for our fiscal year ending December 31, 2009.  The principal impact from this new guidance will be expanded disclosures regarding our benefit plan assets.

In June 2009, the FASB issued revised authoritative guidance that amends the consolidation guidance applicable to variable interest entities.  The amendments will significantly affect the overall consolidation analysis under previously issued guidance.  The revised guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, which is January 1, 2010 for the Company.  The Company does not expect this new guidance to have a material impact on the Company’s financial position and results of operations.

In October 2009, the FASB issued new authoritative guidance regarding “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update provides amendments for separating consideration in multiple deliverable arrangements and removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations.

Recently adopted accounting pronouncements

In March 2008, the FASB issued revised authoritative guidance concerning disclosures about derivative instruments and hedging activities.  The new guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  This also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The Company adopted the new guidance on January 1, 2009 and has expanded the disclosures regarding derivative instruments and hedging activities within Note 5.

In September 2006, the FASB issued new authoritative guidance regarding fair value measurements and the fair value option for financial assets and financial liabilities. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued revised authoritative guidance, which provided a one year deferral for fair-value measurements of non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  As of January 1, 2009, the Company adopted the new guidance with respect to its non-financial assets and liabilities that are measured at fair value within the financial statements. See Note 11.

In April 2009, the FASB issued new authoritative guidance requiring interim disclosures about fair value of financial instruments.  The new guidance is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this guidance in the second quarter of 2009.  As a result, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 4.

In May 2009, the FASB issued new authoritative guidance regarding Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new guidance became effective in the second quarter of 2009.  The Company has performed an evaluation of subsequent events through October 26, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued new authoritative guidance regarding accounting standards codification that will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The Company adopted the new guidance in the third quarter of fiscal 2009.  The new guidance did not affect the Company’s financial position and results of operations, but did affect the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

In August 2009, the FASB issued new authoritative guidance regarding “Measuring Liabilities at Fair Value”.  The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques.  We adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

Note 2 - Inventories, net

(In millions)	September 30, 2009	December 31, 2008
Raw materials	$75.4	$89.2
Work in progress	37.2	52.0
Finished goods	69.2	77.3
Total inventories, gross	$181.8	$218.5
Inventory allowances	(23.8)	(23.2)
Total inventories, net	$158.0	$195.3

Note 3 — Retirement and Other Postretirement Benefit Plans

We maintain qualified and non-qualified defined benefit retirement plans covering certain current and former U.S. and European employees, retirement savings plans covering eligible U.S. employees and certain postretirement health care and life insurance benefit plans covering eligible U.S. retirees. We also participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  We completed the settlement of substantially all U.S. qualified defined benefit plan pension obligations as of March 31, 2008 and terminated the plan as of April 1, 2008. Refer to our 2008 Annual Report on Form 10-K for further information regarding these plans.

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine months ended September 30, 2009 and 2008 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
U.S. Qualified and Non-qualified Defined Benefit Retirement Plans
Service cost	$0.7	$0.4	$1.1	$1.2
Interest cost	0.5	0.2	0.8	0.7
Expected return on plan assets	—	—	—	—
Net amortization and deferral	0.1	0.1	0.2	0.1
Sub-total	1.3	0.7	2.1	2.0
Curtailment and settlement loss	—	—	—	2.7
Net periodic benefit cost	$1.3	$0.7	$2.1	$4.7

			September 30, 2009	December 31, 2008
Amounts recognized on the balance sheet:
Accrued liabilities			$0.3	$1.0
Other non-current liabilities			18.4	16.7
Total accrued benefit			$18.7	$17.7

European Defined Benefit Retirement Plans
Service cost	$0.6	$1.1	$1.8	$3.2
Interest cost	1.2	1.8	3.6	5.6
Expected return on plan assets	(1.1)	(2.0)	(3.3)	(6.2)
Net amortization and deferral	0.1	(0.1)	0.4	(0.2)
Net periodic benefit cost	$0.8	$0.8	$2.5	$2.4

	September 30, 2009	December 31, 2008
Amounts recognized on the balance sheet:
Accrued liabilities	$2.5	$1.1
Other non-current liabilities	24.3	22.1
Total accrued benefit	$26.8	$23.2

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we expect to contribute $0.3 million in 2009 to cover unfunded benefits.  We contributed $0.6 million to our U.S. non-qualified defined benefit retirement plans during the 2008 fiscal year.

We contributed $1.9 million and $0.4 million to our European defined benefit retirement plans in the third quarters of 2009 and 2008, respectively.  Contributions were $4.1 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively.  Meeting governing requirements, we plan to contribute approximately $4.3 million during 2009 to our European plans.  We contributed $4.8 million to our European plans during the 2008 fiscal year.

We contributed $7.5 million to our U.S. qualified and non-qualified defined benefit retirement plans during the first nine months of 2008.  Of the total contributed during 2008, $6.4 million was for final settlement of the U.S. qualified plan’s remaining benefit obligations, bringing the total contribution for final settlement to $9.7 million.  We recorded a pre-tax loss of $2.7 million during the first quarter of 2008 on the final settlement, bringing the total U.S. qualified plan settlement costs to $12.1 million.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and nine months ended September 30, 2009 and 2008 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Postretirement Health Care and Life Insurance Benefit Plans
Interest cost	$0.2	$0.1	$0.5	$0.5
Amortization of prior service costs	(0.1)	—	(0.2)	(0.2)
Net periodic benefit cost	$0.1	$0.1	$0.3	$0.3

	September 30, 2009	December 31, 2008
Amounts recognized on the balance sheet:
Accrued liabilities	$1.1	$1.3
Other non-current liabilities	9.9	10.0
Total accrued benefit	$11.0	$11.3

Contributions

In connection with our postretirement plans, we contributed $0.2 million and $0.3 million during each of the third quarters of 2009 and 2008, respectively, and $0.5 million and $0.9 million during the nine-month periods ended September 30, 2009 and 2008, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred. Under the provisions of these post retirement plans, we expect to contribute approximately $1.1 million in 2009 to cover unfunded benefits.  We contributed $0.8 million to our postretirement plans during the 2008 fiscal year.

Note 4 - Notes Payable and Capital Lease Obligations

(In millions)	September 30, 2009	December 31, 2008
Working capital line of credit — China	$3.0	$—
Current maturities of capital lease and other obligations	0.5	0.4
Current maturities of long-term liabilities	—	1.7
Notes payable and current maturities of long-term liabilities	3.5	2.1

Senior secured credit facility — new term B loan due 2014	160.8	—
Capital lease and other obligations	3.0	2.5
Senior secured credit facility — term B loan	—	86.5
Senior secured credit facility — term C loan	—	78.5
6.75% senior subordinated notes due 2015	225.0	225.0
Long-term notes payable and capital lease obligations	388.8	392.5
Total notes payable and capital lease obligations	$392.3	$394.6

Estimated Fair Values of Notes Payable

The approximate, aggregate fair value of our notes payable as of September 30, 2009 and December 31, 2008 were as follows:

(In millions)	September 30, 2009	December 31, 2008
6.75% senior subordinated notes, due 2015	$213.8	$171.0
Senior secured credit facility — New Term B loan due 2014	160.8	—
Senior secured credit facility — Term B loan	$—	$76.0
Senior secured credit facility — Term C loan	$—	$73.0

The aggregate fair values of the notes payable were estimated on the basis of quoted market prices; however, trading in these securities is limited and may differ from the amount for which the security could be transferred in an active market.

Senior Secured Credit Facility

On May 21, 2009, Hexcel Corporation entered into a new $300 million senior secured credit facility (“Senior Secured Credit Facility”), consisting of a $175 million term loan and a $125 million revolving loan.  The term loan matures on May 21, 2014 and the revolving loan matures on May 21, 2013.  Hexcel has the option of selecting either a LIBOR-based (the current option used) or U.S. domestic-based interest rate for each of the term loan and the revolving loans.  Term and revolving loans borrowed as LIBOR-based loans bear interest at a rate of LIBOR plus 4%, and term and revolving loans borrowed as U.S. base rate loans bear interest at the base rate plus 3%.  There is a LIBOR floor of 2.5%, and a base rate floor of 4%.  The margin for revolving loans will decrease by 50 basis points if Hexcel’s leverage ratio decreases below 2 to 1, and will decrease an additional 25 basis points if Hexcel’s leverage ratio decreases below 1.75 to 1.  The term loan was borrowed at closing and once repaid cannot be reborrowed.  The term loan is scheduled to be repaid at a rate of approximately $2.2 million per quarter starting in the third quarter of 2009 and increasing to $17.5 million in August 2013 with two final payments of $52.5 million in 2014.  Depending upon our leverage ratio, there may be a mandatory repayment each year based on 50% of the cash flow generated for the year, as defined in the agreement.  The amounts, if any, will be based on final year-end results.   In September 2009, we prepaid $8.8 million of the term loan which represented the next four scheduled quarterly payments and resulted in $0.2 million of accelerated amortization of deferred financing costs.

Proceeds from the term loan, and from an initial borrowing under the revolving loan, were used to repay all amounts, and terminate all commitments, outstanding under Hexcel’s former credit agreement and to pay fees and expenses in connection with the refinancing.  The Company incurred $10.4 million in issuance costs related to the refinancing of the Senior Secured Credit Facility, which will be expensed over the life of the new facility, and recorded $1.7 million in interest expense related to the write-off of deferred financing costs associated with the previous credit facility.    At September 30, 2009, the Company had no borrowings outstanding under the revolving loan.

The Senior Secured Credit Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  A violation of any of these covenants could result in a default under this facility, which would permit the lenders to accelerate the payment of all borrowings and to terminate the facility.  In addition, such a default could, under certain circumstances, permit the holders of other outstanding unsecured debt to accelerate the repayment of such obligations.

In accordance with the terms of the Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 2.75 (based on the ratio of total debt to EBITDA) throughout the term of the Senior Secured Credit Facility.  In addition, the Senior Secured Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of September 30, 2009, we were in compliance with all debt covenants.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of September 30, 2009, we had issued letters of credit totaling $11.8 million under the Senior Secured Credit Facility.  As we had no borrowings under the revolving loan at September 30, 2009, total undrawn availability under the Senior Secured Credit Facility as of September 30, 2009 was $113.2 million.

Note 5 - Derivative Financial Instruments

We enter into foreign currency forward contracts to reduce the risks associated with the changes in foreign exchange rates on sales and purchases denominated in other currencies.  As described below, we have also entered into a cross-currency interest rate swap agreement.  We do not use these or any other contracts for speculative or trading purposes.

Cross-Currency Interest Rate Swap Agreement

In 2006, we entered into a cross-currency interest rate swap agreement.  It has been designated as a hedge of our investment in Hexcel France SA. To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included as a component of interest expense.  By excluding the interest rate component of risk in this instrument, and recognizing it in current period earnings, we have diversified our floating rate interest rate exposure to include Euro interest rates which provide a better matching with the underlying currency of operating cash flows.  There was no impact to interest expense in the current quarter.  The impact to interest expense for the nine months ended September 30, 2009 was a net increase of $0.1million, compared to a net increase of $1.5 million and $1.4 million for the quarter and nine months ended September 30, 2008, respectively.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day. U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at September 30, 2009 and December 31, 2008 was a liability of $9.6 million and $7.3 million, respectively.  There were no credit contingency features in this derivative.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound.  We have entered into contracts to exchange U.S.

dollars for Euros and British pounds through 2011.  The aggregate notional amount of these contracts was $92.3 million at September 30, 2009.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  These forward contracts are designated as cash flow hedges of forecasted revenues. The effective portion of the hedges of $1.3 million and $3.5 million is recorded in other comprehensive income (“OCI”) for the three and nine months ended September 30, 2009.  We exclude the forward points from the effectiveness assessment of $0.1 million and $0.2 million for the three and nine months ended September 30, 2009 which is recorded in interest expense.  For the quarters and nine months ended September 30, 2009 and 2008, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  The carrying amount of these contracts was $3.5 million in other assets and $13.3 million classified in other liabilities on the Consolidated Balance Sheets.  During the three and nine months ended September 30, 2009 we recognized net losses of $0.8 million and $4.8 million, respectively recorded in sales and cost of sales.  During the three and nine months ended September 30, 2009 we recognized net gains of $1.3 million and net losses of $6.4 million, respectively, in other comprehensive income.  Asset and liability derivatives not designated as hedging instruments were not material.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and nine months ended September 30, 2009 and 2008 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Unrealized gains (losses) at beginning of period, net of tax	$(2.5)	$3.7	$(8.9)	$3.2
(Gains) Losses reclassified to net sales	1.3	(0.5)	3.7	(2.3)
Increase in fair value	0.1	(5.5)	4.1	(3.2)
Unrealized losses at end of period, net of tax	$(1.1)	$(2.3)	$(1.1)	$(2.3)

As of September 30, 2009, the unrealized losses recorded in “accumulated other comprehensive income,” net of tax, of $1.4 million, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 6 — Other (Income) Expense

In the third quarter we recorded a $1.7 million gain related to a prior year sale of a business, primarily due to an earn-out payment from the buyer.  During the second quarter of 2009, we updated our estimate of costs required to remediate environmental exposures at former sites in Lodi, New Jersey and in France and accordingly increased our reserves by $1.7 million.  During the first nine months of 2008, we increased our environmental accruals by $7.6 million for the former site in Lodi, New Jersey and recorded $2.7 million of expense in connection with the termination of our U.S. Qualified Defined Benefit Retirement Plan.

Note 7 — Income Taxes

The effective tax rates for the third quarters ended September 30, 2009 and 2008 were 19.7% and 36.1%, respectively.  The rates reflect tax benefits of $1.2 million from the recognition of additional 2008 and 2009 U.S. Research and Development (“R&D”) tax credits during the third quarter 2009, the result of our tax planning initiatives and $1.8 million related to the reversal of a reserve for uncertain tax positions partly offset by an additional provision of $0.8 million related to the gain on the sale of our interest in BHA in the third quarter 2008.

The effective tax rates for the nine months ended September 30, 2009 and 2008 were 28.0% and 21.8%, respectively.  In addition to the third quarter items mentioned above, the rates also reflect tax benefits of $1.1 million from the reversal of reserves for uncertain tax positions as a result of an audit settlement for the first nine months of 2009 and $17.2 million for the reinstatement of U.S. deferred tax assets which had previously been written off for the first nine months of 2008.  In addition, primarily as a result of the elimination of our U.S. defined pension plan, a $3.6 million tax charge (previously included in other comprehensive income) was recognized in the nine month period of 2008.

Note 8 - Net Income per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2009	2008	2009	2008

Basic net income per common share:
Net income	$10.4	$33.0	$50.6	$82.9

Weighted average common shares outstanding	96.9	96.5	96.9	96.3

Basic net income per common share	$0.11	$0.34	$0.52	$0.86

Diluted net income per common share:
Net income	$10.4	$33.0	$50.6	$82.9

Weighted average common shares outstanding — Basic	96.9	96.5	96.9	96.3
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.3	0.6	0.4
Stock options	0.7	1.0	0.6	1.1
Weighted average common shares outstanding — Dilutive	98.1	97.8	98.1	97.8

Diluted net income per common share	$0.11	$0.34	$0.52	$0.85

Total shares underlying stock options of 2.0 million for the quarter and 2.1 million for the nine months were excluded from the computation of diluted net income per share for the periods ended September 30, 2009, as they were anti-dilutive.

Note 9 - Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters and nine months ended September 30, 2009 and 2008 were as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
(In millions)	2009	2008	2009	2008
Net income	$10.4	$33.0	$50.6	$82.9
Currency translation adjustments	7.1	(20.2)	15.3	(10.4)
Pension and other postretirement obligations	0.4	—	(0.9)	5.7
Net unrealized (losses) gains on financial instruments	1.5	(6.3)	7.2	(6.1)
Comprehensive income	$19.4	$6.5	$72.2	$72.1

Note 10 — Investments in Affiliated Companies

Asian Composites Manufacturing Sdn. Bhd.

Prior to September 2009, we had a 33.33% ownership interest in this joint venture located in Alor Setar, Malaysia.  The joint venture manufactures composite parts for secondary structures for commercial aircraft.  In September 2009, we increased our ownership percentage to 50%. Concurrently, Boeing Worldwide Operations Limited, the other existing equity investor also increased its ownership percentage to 50%.  In connection therewith, we have considered the accounting and disclosure requirements regarding variable interest entities, and believe that we are not the primary beneficiary of such entity, and therefore, are not required to consolidate this entity.

BHA Aero Composite Parts Co., Ltd.

The Company’s former joint venture, BHA Aero Composite Parts Co., Ltd. (“BHA”), is located in Tianjin, China, and manufactures composite parts for secondary structures and interior applications for commercial aircraft.  On July 18, 2008 we sold our 40.48% interest in BHA. The Company received cash proceeds (before taxes) in the amount of $22.3 million and recorded a pre-tax gain on the sale of $12.5 million in the third quarter of 2008 which is included in equity in earnings on the accompanying condensed consolidated statement of operations.  We also recorded a tax provision of $0.8 million related to the sale, so the after-tax gain was $11.7 million or $0.12 per diluted share.

Note 11 — Fair Value Measurements

The authoritative guidance for fair value measurements establishes a hierarchy for observable and unobservable inputs used to measure fair value, into three broad levels, which are described below:

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

For derivative assets and liabilities that utilize Level 2 inputs we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Cross-Currency interest rate swap derivative liabilities — valued using LIBOR and EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended September 30, 2009 that would reduce the receivable amount owed, if any, to the Company.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended September 30, 2009 that would reduce the receivable amount owed, if any, to the Company.

•                  Money market funds — considered available-for-sale, and classified as cash equivalents.

At September 30, 2009 assets measured at fair value include money market funds of $70.6 million and foreign currency exchange contracts of $3.7 million; liabilities measured at fair value include foreign currency exchange contracts of $3.9 million and cross-currency interest rate swaps of $9.6 million. The measurements for these assets and liabilities were based upon Level 2 inputs.

Note 12 - Segment Information

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

Financial information for our business segments for the quarters and nine months ended September 30, 2009 and 2008 is as follows:

	Unaudited
(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total

Third Quarter 2009
Net sales to external customers:
Commercial aerospace	$86.4	$41.1	$—	$127.5
Space and defense	54.5	20.0	—	74.5
Industrial	54.9	0.2	—	55.1
Net sales to external customers	195.8	61.3	—	257.1
Intersegment sales	6.2	0.1	(6.3)	—
Total sales	202.0	61.4	(6.3)	257.1

Operating income (a)	20.8	7.8	(9.0)	19.6
Depreciation and amortization	11.0	1.0	—	12.0
Stock-based compensation expense	0.6	0.1	0.5	1.2
Accrual based additions to capital expenditures	17.1	0.8	—	17.9

Third Quarter 2008
Net sales to external customers:
Commercial aerospace	$131.9	$44.6	$—	$176.5
Space and defense	58.5	17.1	—	75.6
Industrial	78.2	1.1	—	79.3
Net sales to external customers	268.6	62.8	—	331.4
Intersegment sales	9.2	—	(9.2)	—
Total sales	277.8	62.8	(9.2)	331.4

Operating income	39.1	6.4	(9.6)	35.9
Depreciation and amortization	9.7	1.1	—	10.8
Business consolidation and restructuring expenses	0.5	0.2	—	0.7
Stock-based compensation expense	0.6	0.2	1.0	1.8
Accrual based additions to capital expenditures	38.0	0.5	1.1	39.6

Nine Months Ended September 30, 2009
Net sales to external customers:
Commercial aerospace	$289.8	$129.3	$—	$419.1
Space and defense	169.2	57.3	—	226.5
Industrial	195.0	1.1	—	196.1
Net sales to external customers	654.0	187.7	—	841.7
Intersegment sales	21.7	0.1	(21.8)	—
Total sales	675.7	187.8	(21.8)	841.7

Operating income (a)	96.1	26.5	(33.4)	89.2
Depreciation and amortization	31.2	3.1	0.2	34.5
Stock-based compensation expense	2.4	0.5	3.8	6.7
Accrual based additions to capital expenditures	64.1	1.1	0.6	65.8

Nine Months Ended September 30, 2008
Net sales to external customers:
Commercial aerospace	$423.6	$143.5	$—	$567.1
Space and defense	175.4	49.4	—	224.8
Industrial	240.0	3.5	—	243.5
Net sales to external customers	839.0	196.4	—	1,035.4
Intersegment sales	31.1	0.3	(31.4)	—
Total sales	870.1	196.7	(31.4)	1,035.4

Operating income	123.2	22.5	(44.1)	101.6
Depreciation and amortization	29.9	3.2	0.1	33.2
Business consolidation and restructuring expenses	2.3	0.2	—	2.5
Stock-based compensation expense	2.3	0.5	5.9	8.7
Accrual based additions to capital expenditures	121.2	1.8	2.8	125.8

(a)          Operating income for the quarter ended September 30, 2009 within the corporate and other segment includes a $1.7 million gain on the sale of a business sold in a prior year resulting from an earn-out payment from the buyer. Operating income for the nine months ended September 30, 2009 within the corporate and other segment also includes an offsetting expense of $1.7 million related to the increase in environmental remediation liabilities. Operating income for the nine months ended September 30, 2008 within the corporate and other segment includes $7.6 million related to the increase in environmental remediation liabilities and $2.7 million of other expense as described within Note 6 to the condensed consolidated financial statements.

Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets by segment is as follows:

(In millions)	September 30, 2009	December 31, 2008
Composite Materials	$40.9	$39.9
Engineered Products	16.0	16.1
Goodwill and intangible assets	$56.9	$56.0

Note 13 - Business Consolidation and Restructuring Programs

Reserves associated with the remaining restructuring programs include certain expected severance payments associated with reorganization programs announced in prior years and lease payments remaining on facilities no longer used.  The aggregate business consolidation and restructuring liabilities accrued for these programs at December 31, 2008, consisted of $2.0 million for employee severance and $0.9 for the facility and equipment. There have been no additional expenses during 2009. Severance payments related to these programs were $0.1 million for the quarter and $1.2 million for the nine months of 2009.  Facility related payments were $0.1 million for the quarter and $0.3 million for the nine months of 2009.  At September 30, 2009, we have a $1.4 million reserve to cover future payments.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities and claims, we believe, based upon our examination of currently available information, our experience to date, and advice from legal counsel, that any individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters, after taking into consideration our existing insurance coverage and amounts already provided for, will not have a material adverse impact on our consolidated results of operations, financial position or cash flows.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.  The total accrued liability related to this matter was $6.2 million as of September 30, 2009.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed. In May 2005, the NJDEP dismissed us from the Directive. In February 2004, 42 entities, including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed onto an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate. Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  Work on the study is ongoing.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties also will receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers six interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six “action” options range from $900 million to $2.3 billion.  The PRP group provided comments to the EPA on the FFS; EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustees for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time. Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  We entered into a Joint Defense Agreement with many of the third-party defendants (approximately 120 to date).  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We have not yet responded to the complaint; our response is due thirty days after Tierra and Maxus file documentation purportedly supporting their allegations against Hexcel, which have not been filed to date.  Our initial disclosures are due 45 days after filing our answer; however, substantially all additional third-party discovery and motions practice have been stayed until May 2010.   Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the our Kent Washington, site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  Hexcel and Ecology have reached an agreement to modify certain work requirements and to extend certain deadlines, which agreement is being formalized; we believe this agreement will remove current and potential compliance issues.

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a PRP at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA, entered into in March 2000.  Hexcel contributed approximately 1.07% of the waste tonnage sent to the site during its operations.    The EPA has recently sent a Special Notice letter to 155 PRPs, including the Company, requiring the Group to remediate on-site soils and to begin good faith negotiations with EPA regarding $10 million in Agency oversight expenses.  In addition to the Omega site specifically, there is regional groundwater contamination in the area as well. EPA has not determined who it will identify as PRPs to investigate and, as necessary, remediate the regional groundwater contamination.  Although, as a member of the Group, Hexcel has contributed, and expects to continue to contribute,  funds which will offset the regional investigation and remediation, our ultimate liability, if any, in connection with this matter cannot be determined at this time.

Environmental Summary

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of September 30, 2009, our aggregate environmental related accruals were $9.0 million, of which $4.5 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $4.5 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $0.8 million and $0.6 million for the quarters ended September 30, 2009 and 2008, respectively, and $2.2 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively.  In addition, our operating costs relating to environmental compliance charged directly to expense were $2.4 million and $2.7 million for the quarters ended September 30, 2009 and 2008, respectively, and $7.4 million and $8.2 million for the nine months ended September 30, 2009 and 2008, respectively.  Capital expenditures for environmental matters were $1.5 million and $1.8 million for the quarters ended September 30, 2009 and 2008, respectively, and $3.5 million and $4.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Litigation

Gurit Infringement Claim

Our Austrian subsidiary has been sued in Germany and Austria by Gurit, a European competitor of prepreg materials sold into the wind energy market. Gurit alleges that the Company’s HexFIT® prepreg made in Austria and sold in Germany to Vestas infringes a Gurit EU patent.  Gurit also has had its counsel issue a “cease and desist” letter with respect to our sales to a minor wind energy customer in Denmark. Vestas is our largest wind energy customer and in Europe manufactures blades for wind turbines in Germany, Denmark and Spain.  The suits seek an injunction to prevent the Company from making or selling HexFIT® in Germany and Austria and also seek damages for past infringement.  Regarding the Gurit patent itself, we are appealing a decision of the European patent office (EPO) which upheld the validity of the patent in an opposition proceeding. In our appeal we generally assert that the patent is not valid based on prior art, particularly prior art not previously considered by the EPO when it granted and later upheld the patent.  At a hearing in May 2009, the German court deferred making a final ruling and instead ordered that a technical expert be appointed to assist it in reaching a decision on whether there is infringement.  The expert has not yet been selected. We intend to prosecute the appeal in the EPO which will be heard in November 2009.  Furthermore, we believe that HexFIT® does not infringe the patent, and should it be upheld, we intend to vigorously defend the infringement suits in Germany and Austria.

Seemann Composites, Inc. v. Hexcel Corporation

Seemann Composites, Inc., (SCI) has sued us in the United States District Court, Southern District of Mississippi (Civil Action No. 1:09-cv-00675-HSO-JMR), filed September 16, 2009.  SCI alleges that we supplied the wrong or a defective finished fabric to them, through one of our distributors, and is seeking damages, including punitive damages, due to breach of warranty, negligence, reckless and intentional misconduct.  We deny their allegations and intend to vigorously defend the suit.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter and nine months ended September 30, 2009, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2008	$3.8
Warranty expense	2.5
Deductions and other	(1.9)
Balance as of June 30, 2009	4.4
Warranty expense	0.7
Deductions and other	(0.6)
Balance as of September 30, 2009	$4.5

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Hexcel Corporation and its subsidiaries, is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, reinforcements, prepregs, honeycomb, matrix systems, adhesives and composite structures, for use in commercial aerospace, space and defense and industrial applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, rotorcraft, space launch vehicles and satellites, wind turbine blades, automotive and a wide variety of recreational equipment.

We serve international markets through manufacturing facilities and sales offices located in the United States, Europe and Asia, and through sales representation offices located in Asia, Australia and South America.  We also hold a 50% interest in Asian Composites Manufacturing Sdn. Bhd., located in Malaysia, which manufactures composite structures for commercial aerospace.

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

The global economic downturn, significant supply chain inventory adjustments and availability of credit for end customers has affected demand from commercial aerospace customers and for wind energy programs.  Though there are short term uncertainties, the focus on increasing alternative energy sources continues to promise a bright future for wind energy.  More importantly, the compelling economics of new, lightweight, wide body aircraft that have become critical to end user demand remain intact.  Although this translates into a favorable demand mix that includes a higher percentage of composite rich models, current economic conditions and new program delays lead us to be cautious in the near term regarding projected build-rates and wind energy project funding.

Net sales for the quarter were $257.1 million, 22.4% lower (21.1% lower in constant currency) than the $331.4 million reported for the third quarter of 2008.  Year to date, net sales are 15.2% lower than last year in constant currency.   The drop in sales is related to significant supply chain inventory adjustments, the rapid decline in the regional and business aircraft market and new program delays.  The wind energy market is also now experiencing lower levels of demand as financing issues facing wind generator customers have begun to delay previously announced projects.

Therefore, in response to these tough market conditions, Hexcel has taken the difficult but necessary steps to control its cost structure in the near term while preserving our ability to meet customers’ needs over the medium term.  In the quarter we continued to reduce headcount, controllable costs, capital expenditures and inventories.  We have furloughed workers at several plants and reduced the number of days that several of our facilities are in operation in an effort to better balance our cost structure with the current demand environment.  These actions have translated into strong free cash flows (defined as cash provided by operating activities less capital expenditures) for the Company as we generated $36 million in free cash flow for the quarter, and we are now $58 million free cash flow positive for the year as compared to $82 million of usage in the first nine months of 2008.

There were significant working capital improvements as the lower sales volumes combined with concerted efforts to reduce accounts receivable and inventories resulted in $30 million of cash in 2009 from working capital as compared to a $75 million use of cash for the same period in 2008.    Accrual basis additions to capital expenditures were $65.8 million in the first nine months of 2009, as compared to $125.8 million during the first nine months of 2008.

Commercial aerospace sales declined 27.8% (27.0% constant currency) for the quarter and 26.1% (23.8% constant currency) for the nine month period and were down across all sectors as our customers tightened inventory management as we enter a more cautious period.  The majority of our sales to this market are for large aircraft produced by Airbus and Boeing.  After a three year period of record orders from 2005 to 2007, followed by a robust year of orders in 2008, these two OEMs combined only had 193 net orders and a number of deferrals for the first nine months of 2009.  This however, still leaves over 6,900 planes in backlog.  Based on estimates from Airbus and Boeing, they expect to deliver about 960 aircraft in 2009 (717 were delivered in the first nine months on 2009), and if this happens it would exceed the previous highest number of deliveries of 914 in 1999.  Nonetheless, the current poor global credit environment leads to significant concerns about the demand, timing and financial ability of airline operators to acquire new aircraft in backlog.  As a result, there remains significant uncertainty and a wide range of views regarding new aircraft build schedules in 2010 and beyond.  Offsetting this negative outlook to some extent, new aircraft such as the Boeing 787 and 747-8 as well as Airbus A380 and A350 will add incremental sales as they come into production and ramp-up to full production rates because of significant increased Hexcel content per plane.

In 2008, other commercial aerospace sales, which include regional and business aircraft, totaled almost $200 million in 2008, while the current run rate based on the last two quarters is now in the range of $100 million per year.  This reduction reflects the sharp drop in demand that, for the most part, began in the second quarter of 2009 as a result of the current global economic environment.

Space and Defense sales were down 1.5% (flat in constant currency) for the quarter and essentially flat for the nine month period (up 3.5% in constant currency).  We continue to benefit from our extensive qualifications to supply composite materials and, in some cases, composite structures to a broad range of rotorcraft, transport, fixed wing attack and satellite programs around the world. No one program represents more than 10% of our revenue in this market, but the C17 and F22 are among our important programs and could be curtailed in the future.  These two programs combined account for about 15% of our Space and Defense sales.  On the other hand, sales from rotorcraft, including the V22 tilt rotor program, and the eventual ramp-up of the Joint Strike Fighter and the new A400M transport are expected to offset the potential impact of one or two program cancellations over time.

Industrial sales were down 30.5% (27.9% in constant currency) for the quarter and down 19.5% (12.0% in constant currency) for the nine months from last year. Wind energy sales, which have historically been primarily European based, comprise more than half of the industrial sales and were down more than 25% in constant currency from third quarter 2008 levels, after being flat in constant currency for the first half of 2009 as compared to 2008.  Existing and new wind turbine projects are clearly being hampered by difficult credit markets.  Recent clarity in the American Recovery and Reinvestment Act of 2009 should help restart order flow in the U.S., where we have just had our first sales of qualified material from our new Windsor, Colorado facility.  Our shipments to the American Centrifuge Project stopped in August as USEC, the developer of the American Centrifuge Project, works with the Department of Energy to try and obtain the necessary loan guarantees to enable them to resume the project.

The much lower sales volume more than offset improvements gained from factory productivity initiatives, headcount reductions,  lower commodity and freight costs and overall good cost control for the quarter and nine months ended September 30, 2009.  The strengthening of the Dollar against the Euro and the British pound over most of the last year creates mixed effects on our results.  The Dollar movement against the two currencies resulted in a decrease in sales of $5.7 million in the quarter and $43.4 million in the nine-month period on a year over year basis.  However, operating income was slightly favorably impacted by these same currency movements for the nine months of 2009 as compared to same period in 2008 as many European commercial aerospace sales are generally in US Dollars with related costs in Euros and British pounds.

Third Quarter and Nine Months Results

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2009	2008	% Change	2009	2008	% Change
Net sales	$257.1	$331.4	(22.4)%	$841.7	$1,035.4	(18.7)%
Operating income	19.6	35.9	(45.4)%	89.2	101.6	(12.2)%
Net income	10.4	33.0	(68.5)%	50.6	82.9	(39.0)%
Diluted net income per common share	$0.11	$0.34		$0.52	$0.85

Non-GAAP measures:
Adjusted operating income	$17.9	$36.6	(51.1)%	$89.2	$114.4	(22.0)%
As a percentage of net sales	7.0%	11.0%		10.6%	11.0%
Adjusted net income	$9.3	$21.3	(56.3)%	$50.6	$64.0	(20.9)%
Adjusted diluted earnings per share	$0.10	$0.22		$0.52	$0.66

The Company uses non-GAAP financial operating measures, including sales measured in constant dollars, operating income adjusted for non-recurring operating expenses and business consolidation and restructuring expenses,  net income adjusted for non-recurring expenses, the effective tax rate adjusted for certain one-time items and free cash flow.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods.  Non-recurring items and certain tax adjustments represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented.  Such non-GAAP measurements are not determined in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  The following is a reconciliation from GAAP to non-GAAP amounts for operating and net income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2009	2008	2009	2008
Operating income	$19.6	$35.9	$89.2	$101.6
Adjustment to prior year gain on sale of a business (a)	(1.7)	—	(1.7)	—
Environmental Expense (b)	—	—	1.7	7.6
Business consolidation & restructuring expense	—	0.7	—	2.5
Pension Settlement Expense	—	—	—	2.7
Adjusted operating income	$17.9	$36.6	$89.2	$114.4

Net income	$10.4	$33.0	$50.6	$82.9
Adjustment to prior year gain on sale of a business (a)	(1.1)	—	(1.1)	—
Gain on sale of investment in affiliated companies (c)	—	(11.7)	—	(11.7)
Tax adjustments (d)	—	—	—	(13.6)
Environmental Expense (net of tax) (b)	—	—	1.1	4.7
Pension Settlement Expense (net of tax)	—	—	—	1.7
Adjusted net income	$9.3	$21.3	$50.6	$64.0

(a)          The three and nine-month periods of 2009 include a $1.7 million ($1.1 million after-tax) net gain related to the 2007 sale of a business, primarily due to the receipt of an earn-out payment from the buyer.

(b)         The nine-month period of 2009 Environmental Expense adjustments relate to an increase to the estimated remediation costs for the Lodi, New Jersey site and another facility in France (sold in 2007). The nine-month period of 2008 Environmental Expense relates to an increase to the estimated remediation costs for the Lodi site.

(c)          The third quarter of 2008 includes $11.7 million after tax gain from the sale of our joint venture interest in BHA.

(d)         The nine months ended September 30, 2008 includes a total of $13.6 million in net benefit primarily related to the reinstatement of U.S. deferred tax assets which had been previously written off.

Net Sales

Net sales decreased for the quarter and nine months ended September 30, 2009 from the same periods in 2008, reflecting lower sales volume in Commercial Aerospace and Industrial markets.  Sales for the quarter ended September 30, 2009 were 22.4% (21.1% in constant currency) lower than the same quarter in 2008 and sales for the nine months ended September 30, 2009 were 18.7% (15.2% in constant currency) lower than the nine months ended September 30, 2008.

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2009 and 2008:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2009	2008	% Change	2009	2008	% Change
Consolidated Net Sales	$257.1	$331.4	(22.4)%	$841.7	$1,035.4	(18.7)%
Commercial Aerospace	127.5	176.5	(27.8)%	419.1	567.1	(26.1)%
Space & Defense	74.5	75.6	(1.5)%	226.5	224.8	0.8%
Industrial	55.1	79.3	(30.5)%	196.1	243.5	(19.5)%

Composite Materials	$195.8	$268.6	(27.1)%	$654.0	$839.0	(22.1)%
Commercial Aerospace	86.4	131.9	(34.5)%	289.8	423.6	(31.6)%
Space & Defense	54.5	58.5	(6.8)%	169.2	175.4	(3.5)%
Industrial	54.9	78.2	(29.8)%	195.0	240.0	(18.8)%

Engineered Products	$61.3	$62.8	(2.4)%	$187.7	$196.4	(4.4)%
Commercial Aerospace	41.1	44.6	(7.8)%	129.3	143.5	(9.9)%
Space & Defense	20.0	17.1	17.0%	57.3	49.4	16.0%
Industrial	0.2	1.1	(81.8)%	1.1	3.5	(68.6)%

Commercial Aerospace:  Net sales decreased $49.0 million, or 27.8% (27.0% on a constant currency basis), to $127.5 million for the third quarter of 2009.  Net sales for the nine months ended September 30, 2009 decreased $148.0 million or 26.1% (23.8% on a constant currency basis) to $419.1 million from the nine months ended September 30, 2008.  The supply chain inventory adjustments begun earlier in the year continued in full force resulting in exaggerated sales declines, particularly for Airbus programs.  Sales from our Engineered Products segment were only down 2.4% for the quarter.  These sales have much shorter lead times in advance of aircraft delivery and are less subject to significant inventory adjustments.   As a result, these sales were the only ones impacted in September 2008 when the Boeing strike started last year.  Revenues attributed to new aircraft programs (A380, A350, B787 and B747-8) for the third quarter were consistent with those in the first half of 2009, and slightly higher than last year.  The impact of foreign exchange rates reduced Commercial Aerospace sales by $1.9 million and $16.8 million in the three and nine months ended September 30, 2009, respectively.

Sales to other aerospace sectors, which include regional and business aircraft customers, were down over 50% as compared to the third quarter 2008 as the impact of announced production cut-backs in this segment has been felt since last quarter.

Space & Defense: Net sales decreased $1.1 million, or 1.5% (essentially flat on a constant currency basis), to $74.5 million for the third quarter of 2009.  Net sales for the nine months ended September 30, 2009 increased $1.7 million, or 0.8% (3.5% on a constant currency basis) to $226.5 million.  Rotorcraft sales continue to be strong.  The impact of foreign exchange rates reduced Space and Defense sales by $0.9 million and $5.9 million in the three and nine months ended September 30, 2009, respectively.

Industrial: Net sales decreased $24.2 million, or 30.5% (a decrease of 27.9% on a constant currency basis), to $55.1 million for the third quarter of 2009.  Net sales for the nine months ended September 30, 2009 decreased $47.4 million or 19.5% (a decrease of 12.0% on constant currency basis) to $196.1 million.  Wind energy sales, which have historically been primarily European based, comprise more than half of the industrial sales and were down more than 25% in constant currency from third quarter 2008.  Existing and new wind turbine projects are clearly being hampered by difficult credit markets.  The impact of foreign exchange rates reduced Industrial sales by $2.9 million and $20.7 million in the three and nine months ended September 30, 2009, respectively.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2009	2008	% Change	2009	2008	% Change
Gross margin	$52.1	$71.1	(26.7)%	$192.2	$227.3	(15.4)%
Percentage of sales	20.3%	21.5%		22.8%	22.0%

The decrease in gross margin of $19.0 million for the third quarter of 2009 and $35.1 million for the first nine months of 2009 resulted primarily from lower sales volume, which more than offset the year-on-year operational improvements, cost controls and headcount reductions taken during the periods.  Our headcount is now 15% lower than the June 2008 peak.  The gross margin percentage declined 1.4% from the second quarter of 2009, due to both lower volumes and modest headwinds from exchange rates.  Foreign exchange rates contributed about 40 basis points to the quarter’s improved gross margin percentage over last year and over 50 basis points on a year-to-date basis.

Depreciation and amortization expense, included in cost of sales during the quarter increased $1.2 million to $10.6 million, though on a constant currency basis the expense increased by $1.5 million.  For the first nine months of 2009, depreciation and amortization expense increased $1.4 million to $30.9 million, though on a constant currency basis the expense increased $3.2 million.

Selling, General and Administrative Expenses (“SG&A”)

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2009	2008	% Change	2009	2008	% Change
SG&A expense	$25.8	$26.9	(4.1)%	$80.4	$88.9	(9.6)%
Percentage of sales	10.0%	8.1%		9.6%	8.6%

SG&A expenses for the third quarter and nine-month period decreased from last year reflecting lower spending due to headcount reductions and overall tight cost control which more than offset inflationary increases.   Foreign exchange rates reduced SG&A expenses by approximately $0.9 million and $4.9 million for the quarter and nine months of 2009, respectively.

Research and Technology Expenses (“R&T”)

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2009	2008	% Change	2009	2008	% Change
R&T expense	$8.4	$7.6	14.1%	$22.6	$24.1	(6.2)%
Percentage of sales	3.3%	2.3%		2.7%	2.3%

R&T expenses for the quarter and nine months ended September 30, 2009 increased 14% (about 20% on a constant currency basis), from last year, primarily due to higher qualification costs for new programs.  These qualification costs will vary from quarter to quarter.  R&T costs decreased 6.2% for the nine-month period compared to last year primarily from favorable foreign exchange rates.  R&T expenses were up 3% on a constant currency basis for the nine month period.

Operating Income

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2009	2008	% Change	2009	2008	% Change
Consolidated Operating income	$19.6	$35.9	(45.4)%	$89.2	$101.6	(12.2)%
Operating margin	7.6%	10.8%		10.6%	9.8%
Adjusted operating margin	7.0%	11.0%		10.6%	11.0%

Composite Materials	20.8	39.1	(46.8)%	96.1	123.2	(22.0)%
Operating margin	10.3%	14.1%		14.2%	14.2%
Adjusted operating margin	10.3%	14.3%		14.4%	14.4%

Engineered Products	7.8	6.4	21.9%	26.5	22.5	17.8%
Operating margin	12.7%	10.2%		14.1%	11.4%
Adjusted operating margin	12.7%	10.5%		14.1%	11.5%

Corporate & Other	(9.0)	(9.6)	6.3%	(33.4)	(44.1)	24.3%

Significantly lower sales for the quarter more than offset operational improvements, cost controls and headcount reductions taken during the quarter and nine-month periods.    The strong dollar that helped improve our margins in the first six months weakened during the third quarter.  Foreign exchange rates contributed about 70 basis points to the quarter and year to date operating income percentage, as compared to last year.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2009	2008	% Change	2009	2008	% Change
Interest expense, net	$6.9	$4.6	50.0%	$19.8	$15.5	27.7%
Percentage of sales	2.7%	1.4%		2.4%	1.5%

The increase in interest expense for the quarter was due to the higher average borrowing costs as a result of the new term loan refinanced in May 2009, the benefit in 2008 from the reversal of accrued interest associated with reserves for uncertain tax positions and the 2009 accelerated amortization of deferred financing costs as a result of term loan debt repayment   The current year nine-month period includes $1.7 million of expense related to the write off of deferred financing costs associated with the previous credit facility.

Provision for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Income tax expense	$2.5	$11.3	$19.4	$18.8
Effective tax rate	19.7%	36.1%	28.0%	21.8%

The third quarter 2009 income tax provision reflects tax benefits of $1.2 million primarily from the recognition of additional 2008 and 2009 U.S. Research and Development (“R&D”) tax credits during the third quarter.  The year-to-date 2009 tax provision also reflects the release of $1.1 million of reserves for uncertain tax positions as a result of an audit settlement completed during the second quarter. Excluding these benefits, the effective tax rates for the third quarter and nine months ended September 30, 2009 were 29.1% and 31.3%, respectively.

The income tax provision, for the nine months of 2008, included a benefit for the reinstatement of $17.2 million of U.S. deferred tax assets which had previously been written off and $1.8 million related to the reversal of reserves for uncertain tax positions partly offset by an additional provision of $0.8 million related to the gain on the sale of our interest in BHA in the third quarter of 2008.  Additionally, as a result of the elimination of our U.S. defined pension plan, a $3.6 million tax provision was recognized in the second quarter of 2008.  Excluding these benefits, the effective tax rates for the third quarter and nine months ended September 30, 2008 were 39.3% and 38.8% respectively.  Excluding these adjustments, the lower effective tax rates in the current quarter and year-to-date, when compared to last year’s quarter, are primarily attributable to tax planning initiatives which have been implemented and are now in effect.

Financial Condition

Liquidity: On May 21, 2009, Hexcel Corporation entered into a new $300 million senior secured credit facility, consisting of a $175 million term loan and a $125 million revolving loan.  The term loan matures on May 21, 2014 and the revolving loan matures on May 21, 2013.  Proceeds from the term loan, and from an initial borrowing under the revolving loan, were used to repay all amounts, and terminate all commitments, outstanding under Hexcel’s old credit agreement and to pay fees and expenses in connection with the refinancing.  We incurred $10.4 million in issuance costs related to the refinancing of the Senior Secured Credit Facility, which will be expensed over the life of the facility, and recorded $1.7 million of in interest expense related to the accelerated amortization of deferred financing costs associated with the previous credit facility.  The credit agreement contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  At September 30, 2009 we were in compliance with these covenants and we expect to remain in compliance.   Depending upon our leverage ratio, there may be a mandatory repayment each year based on 50% of the cash flow generated for the year, as defined in the agreement.  The amounts, if any, will be based on final year-end results.  Terms of the credit facility are further discussed in Note 4 to the accompanying financial statements.

As of September 30, 2009, we had cash and cash equivalents of $94.7 million.  Aggregate borrowings as of September 30, 2009 under the Senior Secured Credit Facility consisted of $160.8 million of term-loan borrowings.  The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of September 30, 2009, we had issued letters of credit under the Senior Secured Credit Facility totaling $11.8 million resulting in undrawn availability under the Senior Secured Credit Facility as of September 30, 2009 of $113.2 million.  In addition, we borrowed $3.0 million from the credit line established in China associated with our operations there. In September 2009 we made four voluntary prepayments, totaling $8.7 million, and one scheduled repayment of $2.2 million on our term-loan borrowings. Our total debt, net of cash, as of September 30, 2009 was $297.6 million, a decrease of $46.1 million from December 31, 2008.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and our revolving credit facility. The new facility provides more flexibility for capital expenditures than the old facility and we believe the amounts available are adequate for most of our projected growth scenarios.  As of September 30, 2009, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2013, but will be repaying the term loan at a rate of approximately $2.2 million per quarter with our next required payment not due until December 1, 2010.  Our revolver facility expires in May 2013.

Operating Activities:  Net cash provided by operating activities was $140.0 million in the first nine months of 2009, as compared to $48.6 million in the first nine months of 2008, primarily driven by significant working capital improvement as the lower sales volumes combined with concerted efforts to reduce accounts receivable and inventories resulted in $77.0 million of cash from lower receivables and inventories in 2009 as compared to a $42.1 million use of cash in the first nine months of 2008.  These changes were partially offset by a $37.4 million use of cash to pay down accounts payable and accrued liabilities in the first nine months of 2009 as compared to a $35.4 million cash use in the comparable period of 2008.

Investing Activities:  Net cash used for investing activities of $88.1 million in the first nine months of 2009 reflects $82.1 million of cash payments for capital expenditures and a $6.0 million investment in our joint venture.  This compares to cash payments for capital expenditures of $131.0 million during the first nine months of 2008 partly offset by $22.3 million of net proceeds from the sale of the BHA joint venture in July 2008.  The decrease in capital spending primarily reflects the accelerated progress made on our fiber expansion plans in 2008 combined with prudent management of our capital spending in 2009 in response to the current economic climate.

Financing Activities:  Financing activities used $13.8 million of net cash in the first nine months of 2009 compared with $80.5 million of cash provided in the same period of 2008.  This year, we refinanced our Senior Secured Credit Facility and received $171.5 million of proceeds from a new term loan.  The new borrowings were used to repay $167.0 million of term loans existing under the previous facility and $10.4 million of debt issuance costs related to the refinancing.  We reduced the term loan balance by $10.9 million, making one schedule repayment and four voluntary prepayments.   In addition we borrowed $3.0 million from a line of credit associated with our operations in China.  During the first nine months of 2008, we received $79.4 million of proceeds from our Senior Secured Credit Facility in order to fund our cash needs.

Financial Obligations and Commitments: As of September 30, 2009, current maturities of notes payable and capital lease obligations were $3.5 million.  The next significant scheduled debt maturity will not occur until 2013, in the amount of $17.5 million plus any outstanding balance on the revolving loan.  Our next scheduled term loan payment of $2.2 million is due in December 2010.  We have several capital leases for buildings and warehouses with expirations through 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing equipment and facilities are leased under operating leases.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Boeing and Airbus; (b) the revenues we may generate from an aircraft model or program; (c)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space & defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of new facilities and the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and federal tax credit carryforwards, and the impact of the above factors on our expectations of 2009 financial results; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, fluctuations in commodity prices, and fluctuations in the market price of our common stock.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements and cost reductions, and conditions in the financial markets.

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

Interest Rates

Our financial results are affected by interest rate changes on certain of our debt instruments.  Without the benefit of interest rate swap agreements our ratio of floating debt to total debt was about 43% as of September 30, 2009.  In order to manage our exposure to interest rate movements or variability, we may from time-to-time enter into interest rate swap agreements and other financial instruments.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included as a component of interest expense.  There was no impact to interest expense for the current quarter.  The impact to interest expense for the nine months ended September 30, 2009 was a net increase of $0.1 million.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at September 30, 2009 and December 31, 2008 was a liability of $9.6 million and $7.3 million, respectively.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound.  We entered into contracts to exchange U.S. dollars for Euros and GBP through April 2011.  The aggregate notional amount of these contracts was $92.3 million at September 30, 2009.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  These contracts are designated as cash flow hedges of forecasted revenues.  We exclude the forward points from the effectiveness assessment.  For the quarters and nine months ended September 30, 2009 and 2008, hedge ineffectiveness was immaterial.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded within accumulated other comprehensive income for the quarters and nine months ended September 30, 2009 and 2008 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Unrealized gains (losses) at beginning of period, net of tax	$(2.5)	$3.7	$(8.9)	$3.2
(Gains) Losses reclassified to net sales	1.3	(0.5)	3.7	(2.3)
Increase in fair value	0.1	(5.5)	4.1	(3.2)
Unrealized losses at end of period, net of tax	$(1.1)	$(2.3)	$(1.1)	$(2.3)

As of September 30, 2009, the total unrealized losses recorded in “accumulated other comprehensive income,” net of tax, of $1.4 million, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required by Item 1 is contained within Note 14 on pages 14 through 16 of this Form 10-Q and is incorporated herein by reference.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

On October 26, 2009, we issued a press release announcing our financial results for the fiscal quarter and nine months ended September 30, 2009. A copy of this press release is being furnished as Exhibit 99.1 and is incorporated herein by reference.  Exhibit 99.1 is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Exhibit 99.1 shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, except as expressly set forth in a future filing.

On October 26, 2009, the Company posted to its website a table which summarizes sales by operating segment and market segment for the quarters ended September 30, 2009 and 2008, June 30, 2009 and 2008 and the nine-month periods ended September 30, 2009 and 2008.  A copy of this information is being furnished as Exhibit 99.2 and is incorporated herein by reference.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release issued by the Company on October 26, 2009.

99.2	Sales by operating segment and market segment for the quarters ended September 30, 2009 and 2008, June 30, 2009 and 2008 and the nine-month periods ended September 30, 2009 and 2008.

99.3	Agreement, dated August 7, 2009, by and between Hexcel Corporation and Doron D. Grosman.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

October 26, 2009	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release issued by the Company on October 26, 2009

99.2	Sales by operating segment and market segment for the quarters ended September 30, 2009 and 2008, June 30, 2009 and 2008 and the nine-month periods ended September 30, 2009 and 2008.

99.3	Agreement, dated August 7, 2009, by and between Hexcel Corporation and Doron D. Grosman.