Form 10-K
period 2009-12-31
HEXCEL CORP /DE/
filed 2010-02-10
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $914,585,628 based on the reported last sale price of common stock on June 30, 2009, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 9, 2010
COMMON STOCK	96,946,602

Documents Incorporated by Reference:

Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) — Part III.

PART I

ITEM 1. Business.

General Development of Business

Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983.  Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, reinforcements, prepregs, honeycomb, matrix systems, adhesives and composite structures, for use in Commercial Aerospace, Space and Defense and Industrial Applications. Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, bikes, skis and a wide variety of other industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific and Europe.  We are also an investor in a joint venture in Malaysia, which manufactures composite structures for Commercial Aerospace applications.

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

Hexcel presently reports two segments, Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, reinforcements for composites, honeycomb core and matrix product lines.   The Engineered Products segment is comprised of lightweight high strength composite structures and specially machined honeycomb product lines.

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2009.

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

The following table identifies the principal products and examples of the primary end-uses from the Composite Materials segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
COMPOSITE MATERIALS	Carbon Fibers	• Raw materials for prepregs, fabrics and specialty reinforcements • Filament winding for various space, defense and industrial applications

	Industrial Fabrics and Specialty Reinforcements	• Raw materials for prepregs and honeycomb • Composites and components used in aerospace, defense, wind energy, automotive, recreation and other industrial applications

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

Carbon Fibers:  HexTow® carbon fibers are manufactured for sale to third-party customers as well as for our own use in manufacturing certain reinforcements and composite materials.  Carbon fibers are woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials (referred to as “prepregs”). Carbon fiber is also used in filament winding, hand layup, automatic tape layup and advanced fiber placement to produce finished composite components.  Key product applications include structural components for commercial and military aircraft, space launch vehicles, and certain other applications such as recreational and industrial equipment.

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

We sell honeycomb as standard blocks and in slices cut from a block. Honeycomb is also supplied as sandwich panels, with facing skins bonded to either side of the core material.  Honeycomb is also used in Acousti-Cap® where a non-metallic permeable cap material is embedded into honeycomb core that is used in aircraft engines to dramatically reduce noise during take off and landing without adding a structural weight penalty.  Aerospace is the largest market for honeycomb products.  We also sell honeycomb for non-aerospace applications including automotive parts, sporting goods, building panels, high-speed trains and mass transit vehicles, energy absorption products, marine vessel compartments, and other industrial uses.  In addition, we produce honeycomb for our Engineered Products segment for use in manufacturing finished parts for airframe Original Equipment Manufacturers (“OEMs”).

The following table identifies the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS		MAJOR MANUFACTURING FACILITIES
Aernnova	Finmecanica	Casa Grande, Arizona
Alliant Techsystems	Gamesa	Decatur, Alabama
BAE Systems	GKN	Dagneux, France
The Boeing Company	Goodrich	Duxford, England
Bombardier	Lockheed Martin	Neumarkt, Austria
CFAN	Northrop Grumman	Les Avenieres, France
CTRM Aero Composites	Safran	Parla, Spain
Cytec Engineered Materials	Spirit Aerosystems	Salt Lake City, Utah
Daher	Textron	Seguin, Texas
EADS (including Airbus and Eurocopter)	Trek	Stade, Germany
Embraer	United Technologies	Illescas, Spain
FACC	Vestas	Tianjin, China
Windsor, Colorado

Net sales for the Composite Materials segment to third-party customers were $856.5 million in 2009, $1,075.3 million in 2008 and $941.9 million in 2007, which represented approximately 77%, 81% and 80%, of our net sales, respectively.  Net sales for composite materials are highly dependent upon the number of large commercial aircraft produced as further discussed under the captions “Significant Customers”, “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  In addition, about 3% of our total production of composite materials in 2009 was used internally by the Engineered Products segment.

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

Net sales for the Engineered Products segment to third-party customers were $251.8 million in 2009, $249.6 million in 2008 and $229.2 million in 2007, which represented approximately 23%, 19% and 20% of our net sales, respectively.

The Engineered Products business unit has a 50% ownership interest in a Malaysian joint venture, Asian Composites Manufacturing Sdn. Bhd. (“ACM”).  Under the terms of the joint venture agreement, Hexcel and The Boeing Company (“Boeing”) have transferred the manufacture of certain semi-finished composite components to this joint venture.  Hexcel purchases the semi-finished composite components from the joint venture, and inspects and performs additional skilled assembly work before delivering them to Boeing.  The joint venture also manufactures composite components for other aircraft component manufacturers.  ACM had revenue of $39.2 million, $27.9 million and $30.2 million in 2009, 2008 and 2007, respectively.  For additional information on the Joint Venture investment see Note 5, Investments in Affiliated Companies.

The following table identifies the key customers and the major manufacturing facilities of the Engineered Products segment:

ENGINEERED PRODUCTS
KEY CUSTOMERS	MAJOR MANUFACTURING FACILITIES
The Boeing Company	Kent, Washington
Bombardier	Burlington, Washington
GKN	Pottsville, Pennsylvania
Hawker / Beechcraft	Welkenraedt, Belgium
Spirit Aerosystems	Alor Setar, Malaysia (JV)
United Technologies

Divested Businesses

In 2007, we completed the sales of the U.S. electronics, ballistics and general industrial (“EBGI”) portion of our reinforcements business and of our European Architectural business.  Cash proceeds from the sales were $58.5 million and $25.0 million, respectively.  As a result of the sales, we recognized an after-tax loss of $3.4 million on EBGI and an after-tax gain of $6.5 million on the European Architectural business.

The EBGI sale included up to $12.5 million of additional earn out payments contingent upon annual sales for three years of the Ballistics product line.  The additional payments are capped with a maximum of $5.0 million in any individual year.  In 2009 and 2008 the Company received $2.0 million and $0.3 million, respectively.  The income recognized after providing for a litigation claim is included as Other expense, net on the consolidated statements of operations. Additional payments, if any, will be recorded as income when earned.  The earn out provision expires in August 2010.

See Note 19 “Discontinued Operations” and Note 5 “Investments in Affiliated Companies” to the accompanying consolidated financial statements of this Annual Report on Form 10-K for further information on the results from discontinued operations and information related to our joint ventures.

Financial Information About Segments and Geographic Areas

Financial information and further discussion of our segments and geographic areas, including external sales and long-lived assets, are contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Significant Customers

Approximately 27%, 23% and 25% of our 2009, 2008, and 2007 net sales, respectively, were to The Boeing Company (“Boeing”) and related subcontractors.  Of the 27% of overall sales to Boeing and its subcontractors in 2009, 21% related to Commercial Aerospace market applications and 6% related to Space and Defense market applications.  Approximately 22%, 24% and 22% of our 2009, 2008, and 2007 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 22% of overall sales to EADS and its subcontractors in 2009, 19% related to Commercial Aerospace market applications and 3% related to Space and Defense market applications.

In 2009 and 2008, Vestas Wind Systems A/S accounted for nearly 12% and 11%, respectively, of the Company’s total net sales.  Prior to 2008, their sales were less than 10% of total net sales.  All of these sales are included in the Composite Materials segment and are in the Industrial market.

Markets

Our products are sold for a broad range of end-uses. The following tables summarize our net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2009	2008	2007
Net Sales by Market
Commercial Aerospace	50%	54%	53%
Space and Defense	27	23	22
Industrial	23	23	25
Total	100%	100%	100%
Net Sales by Geography (a)
United States	48%	48%	47%
Europe	52	52	53
Total	100%	100%	100%

(a)          Net sales by geography based on the location in which the product sold was manufactured.

	2009	2008	2007
Net Sales to External Customers (b)
United States	42%	36%	40%
Europe	45	51	48
All Others	13	13	12
Total	100%	100%	100%

(b)          Net sales to external customers based on the location to which the product sold was delivered.

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

The use of advanced composites in Commercial Aerospace is primarily in the manufacture of new commercial aircraft.  The aftermarket for these products is very small as many of these materials are designed to last for the life of the aircraft.  The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets.  According to the International Civil Aviation Organization, passenger traffic has grown at an annual compound rate of 5.5% from 1985 to 2007 and has seen year on year growth of 1.3% and 7.4% during 2008 and 2007.  In 2009, they estimate a 4.1% decline in growth, but are expecting a return to growth in 2010.

Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

A second factor, which is less sensitive to the general economy, is the replacement rates for existing aircraft.  The rates of retirement of passenger and freight aircraft, resulting mainly from obsolescence, are determined in part by the regulatory requirements established by various civil aviation authorities worldwide as well as public concern regarding aircraft age, safety and noise.  These rates may also be affected by the desire of the various airlines to improve operating costs with higher payloads and more fuel-efficient aircraft (which in turn is influenced by the price of fuel) and by reducing maintenance expense.  In addition, there is expected to be increasing pressure on airlines to replace their aging fleet with more fuel efficient and quieter aircraft to be more environmentally responsible.  When aircraft are retired from commercial airline fleets, they may be converted to cargo freight aircraft or scrapped.

An additional factor that may cause airlines to defer or cancel orders is their ability to obtain financing, including leasing, for new aircraft orders.  This will be dependent both upon the financial health of the airline operators, as well as the overall availability of financing in the marketplace.

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals.  This follows the trend previously seen in military fighter aircraft where advanced composites may now exceed 50% of the weight of the airframe.  Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950’s, contained almost no composite materials.  One of the first commercial aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and was built with an airframe containing approximately 6% composite materials.  The airframe of Boeing’s 777 aircraft, which entered service in 1995, is approximately 11% composite.  By comparison, the next generation of aircraft in development will contain significantly higher composite content by weight.  The Airbus A380, which was certified in December 2006, is being built with an airframe containing approximately 23% composite content by weight.  The first aircraft was delivered in 2007.  Boeing’s latest aircraft, the B787 has a content of 50% or more composite materials by weight.  After several announced delays, the B787 maiden flight occurred in December 2009 and the aircraft is projected to enter into service in the fourth quarter of 2010.  In December 2006, Airbus formally launched the A350 XWB which is also projected to have a composite content of 50% or more by weight.  Airbus targets the A350 XWB to enter into service in 2013.  We refer to this steady expansion of the use of composites in aircraft as the “secular penetration of composites” as it increases our average sales per airplane over time.

The impact on Hexcel of Boeing and Airbus’ production rate changes is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production.  We have products on all Boeing and Airbus planes.  The dollar value of our materials varies by aircraft type — twin aisle aircraft use more of our materials than narrow body aircraft and newer designed aircraft use more of our materials than older generations.  On average, for established programs, we deliver products into the supply chain about six months prior to aircraft delivery.  Depending on the product, orders placed with us are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer.  For aircraft that are in the ramp-up stage, such as the A350 and the B787, we will have sales as much as a few years in advance of the delivery.  Increased aircraft deliveries combined with the secular penetration of composites resulted in our Commercial Aerospace revenues increasing by approximately 14% in both 2008 and 2007.  In 2009, Commercial Aerospace revenues declined by 22% as our customers adjusted their inventory levels and the business and regional jet market declined by more than 40% from 2008.

Set forth below are historical aircraft deliveries as announced by Boeing (including McDonnell Douglas) and Airbus:

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Boeing	256	271	375	563	620	491	527	381	281	285	290	398	441	375	481
Airbus	124	126	182	229	294	311	325	303	305	320	378	434	453	483	498
Total	380	397	557	792	914	802	852	684	586	605	668	832	894	858	979

Commercial Aerospace represented 50% of our 2009 net sales. Approximately 78% of these revenues can be identified as sales to Boeing, Airbus and their subcontractors for the production of commercial aircraft.  Boeing and Airbus deliveries in 2009 were the highest in history, but we experienced much of that benefit in 2008. The balance of our Commercial Aerospace sales is related to regional and business aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.  After several years of growing more than 20% per year, business and regional aircraft sales declined by more than 40% in 2009 from 2008 due to production cutbacks.

Space and Defense

The Space and Defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites.  The aggregate demand by Space and Defense customers is primarily a function of procurement of military aircraft that utilizes advanced composites by the United States and certain European governments.  We are currently qualified to supply materials to a broad range of over 100 helicopter and military aircraft programs.  The top ten programs by revenues represent less than 50% of our Space & Defense revenues and no one program exceeds 10% of our revenues in this segment.  These programs include the C-17, F/A-18E/F Hornet, the F-22 Raptor, and the Eurofighter (Typhoon), as well as the V-22 Osprey tiltrotor aircraft, and the Blackhawk, Tiger and NH90 helicopters.  In addition, there are new programs in development or not yet at full production rates such as the F-35 (Joint Strike Fighter or “JSF”), CH53K heavy lift helicopter, the S76D helicopter and the EADS A400M.  The benefits that we obtain from these programs will depend upon which are funded and the extent of such funding.  Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for launch vehicles, and buss and solar arrays for military and commercial satellites.

Contracts for military and some commercial programs may contain provisions applicable to both U.S. Government contracts and subcontracts.  For example, a prime contractor may flow down a “termination for convenience” clause to materials suppliers such as Hexcel.  According to the terms of a contract, we may be subject to U.S. government Federal Acquisition Regulations, the Department of Defense Federal Acquisition Regulations Supplement, Cost Accounting Standards, and associated procurement laws.

Industrial Markets

The revenue for this market segment includes applications for our products outside the Commercial Aerospace and Space and Defense markets. A number of these applications represent emerging opportunities for our products.  In developing new applications, we seek those opportunities where advanced composites technology offer significant benefits to the end user, often applications that demand high engineering performance.  Within this segment, the major end market sub-segments include, in order of size based on our 2009 sales, wind energy, general industrial applications, recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks), and transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications).  In 2009, the wind energy market accounted for more than half of our Industrial sales.  Based on announced orders and backlogs and factory schedules from our wind energy customers, we anticipate a significant inventory correction, and reduced sales, in the near term.  Our participation in these market applications complements our commercial and military aerospace businesses, and we are committed to pursuing the utilization of advanced structural material technology where it can generate significant value and we can maintain a sustainable competitive advantage.

Further discussion of our markets, including certain risks, uncertainties and other factors with respect to “forward-looking statements” about those markets, is contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”.

Backlog

In recent years, our customers have demanded shorter order lead times and “just-in-time” delivery performance.  While we have many multi-year contracts with our major aerospace customers, most of these contracts specify the proportion of the customers’ requirements that will be supplied by us and the terms under which the sales will occur, not the specific quantities to be procured.  Our Industrial customers have always desired to order their requirements on as short a lead-time as possible.  As a result, twelve-month order backlog is not a meaningful trend indicator for us.

Raw Materials and Production Activities

Our manufacturing operations are in many cases vertically integrated.  We produce carbon fibers, industrial fabrics, composite materials and composite structures as well as sell these materials to third-party customers for their use in the manufacture of their products.

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”).  The primary raw material for PAN is acrylonitrile.  All of the PAN we produce is for internal carbon fiber production.  We consume approximately 60% by value of the carbon fiber we produce and sell the remainder of our output to third-party customers.  However, as one of the world’s largest consumers of carbon fiber, we also purchase significant quantities of carbon fiber from external sources for our own use.  The sources of carbon fiber we can use in any product or application are sometimes dictated by customer qualifications or certifications, otherwise we select a fiber based on performance, price and availability.  With the increasing demand for carbon fiber, particularly in aerospace applications, we have doubled our PAN and carbon fiber capacity over the past three years to serve the growing needs of our customers and our own downstream products.  In October 2007, we announced another increase in PAN and carbon fiber capacity, which was originally scheduled to be completed by the end of 2010 and will increase our global capacity to a total of about 16 million pounds of carbon fiber.  Due to the changing demand outlook, we modified the pace of the project to reduce capital spending.  We now expect to complete the increase of our PAN capacity in the first half of  2010 and have delayed the target completion of our carbon fiber capacity expansion to 2012 or 2013.  After a new line starts production, it can take over a year to be certified for aerospace qualifications.  However, these lines can start supplying carbon fiber for many industrial and recreational applications within a short time period.

We purchase glass yarn from a number of suppliers in the United States, Europe and Asia. Aramid and high strength fibers are produced by only a few companies, and during periods of high demand, can be in short supply.  In addition, epoxy and other specialty resins, aramid paper and aluminum specialty foils are used in the manufacture of composite products. A number of these products have only one or two sources qualified for use, so an interruption in their supply could disrupt our ability to meet our customer requirements. When entering into multi-year contracts with aerospace customers, we attempt to get back-to-back commitments from key raw material suppliers.

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

Our products rely primarily on our expertise in materials science, textiles, process engineering and polymer chemistry.  Consistent with market demand, we have been placing more emphasis on higher performing products and cost effective production processes while seeking to improve the consistency of our products and our capital efficiency.  Towards this end, we have entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories.  We believe that we possess unique capabilities to design, develop and manufacture composite materials and structures.  We have over 400 patents and pending applications worldwide, and have granted technology licenses and patent rights to several third parties primarily in connection with joint ventures and joint development programs.  It is our policy to actively enforce our proprietary rights. We believe that the patents and know-how rights currently owned or licensed by Hexcel are adequate for the conduct of our business. We do not believe that our business would be materially affected by the expiration of any single patent or series of related patents, or by the termination of any single license agreement or series of related license agreements.

We spent $30.1 million, $31.4 million and $34.2 million for R&T in 2009, 2008, and 2007, respectively.   In constant currency, our 2009 spending is about 3% higher than 2008.  Our spending on a quarter to quarter basis fluctuates depending upon the amount of  new product development and qualification activities, particularly in relation to commercial aircraft applications, that are in progress.   These expenditures are expensed as incurred.

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

Our aggregate environmental related accruals at December 31, 2009 and 2008 were $8.3 million and $9.2 million, respectively.  As of December 31, 2009 and December 31, 2008, $4.5 million and $3.8 million, respectively, were included in “Other current accrued liabilities”, with the remainder included in “Other non-current liabilities”.  As related to certain of our environmental matters, our accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range.  If we had accrued for these matters at the high end of the range of possible outcomes, our accruals would have been $12.8 million and $14.1 million at December 31, 2009 and 2008, respectively.  Environmental remediation spending charged directly to our reserve balance for 2009, 2008, and 2007, was $2.8 million, $2.7 million and $2.7 million, respectively.  In addition, our operating costs relating to environmental compliance were $10.0 million, $11.1 million and $8.2 million, for 2009, 2008, and 2007, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $4.8 million, $7.3 million and $2.3 million for 2009, 2008 and 2007, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, as well as the impact, if any, of Hexcel being named in a new matter.  A discussion of environmental matters is contained in Item 3, “Legal Proceedings,” and in Note 14 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

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

Employees

As of December 31, 2009, we employed 3,734 full-time employees and contract workers, 2,028 in the United States and 1,706 in other countries.  The number of full-time employees and contract workers as of December 31, 2008 and 2007 was 4,275 and 4,081, respectively.

Other Information

Our internet website is www.hexcel.com. We make available, free of charge through our website, our Form 10-Ks, 10-Qs and 8-Ks, and any amendments to these forms, as soon as reasonably practicable after filing with the Securities and Exchange Commission.

ITEM 1A. Risk Factors

An investment in our common stock or debt securities involves risks and uncertainties.  You should consider the following risk factors carefully, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase any of our securities.

Adverse macroeconomic and business conditions, as well as continued disruption in credit markets and government policy changes may significantly and negatively impact our revenues, profitability and financial condition.

Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability.  Economic activity in the United States and throughout much of the world has undergone sudden, sharp changes.  Global credit and capital markets have experienced unprecedented volatility and disruption, which periodically has caused large fluctuations in the access and cost of liquidity around the world. Some of our suppliers, customers and counterparties could face adverse liquidity issues.  General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce their purchases.

Changes in governmental banking, monetary and fiscal policies to stabilize liquidity and increase credit availability may not be effective.  It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Continuation or further deterioration of these financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability and results of operations.

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

At December 31, 2009, Boeing and Airbus had a combined backlog of 6,863 aircraft, which is about seven years of production at 2009 record deliveries.   To the extent any significant deferrals, cancellations or reduction in demand results in decreased aircraft build rates, it would reduce net sales for our Commercial Aerospace products and as a result reduce our operating income.  Approximately 50% of our net sales for 2009 were derived from sales to the Commercial Aerospace industry, which includes 78% from Airbus and Boeing aircraft and 22% from regional and business jets.  Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including a terrorist event similar to that which occurred on September 11, 2001 and any subsequent military response, changes in the propensity for the general public to travel by air, a rise in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases and slower macroeconomic growth.  Both Boeing and Airbus have experienced various delays in their newest aircraft programs, including the Boeing 787, 747-8, A400M and the ramp-up of the Airbus A380.  These delays have delayed and may continue to delay our expected growth or our effective utilization of capacity installed for such growth.  Future delays in these or other major Boeing or Airbus programs could similarly impact our results.

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

We have concentrated customers in the Commercial Aerospace and wind energy markets.  In the Commercial Aerospace market, approximately 78%, and in the Space and Defense market, approximately 36%, of our 2009 net sales were made to Boeing and EADS (including Airbus) and their related subcontractors.  For the years ended December 31, 2009 and December 31, 2008, approximately 27% and 23% of our total consolidated net sales was made to Boeing and its related subcontractors, respectively, and approximately 22% and 24% of our total consolidated net sales, respectively, was made to EADS, including Airbus and its related subcontractors.  In the wind energy market, nearly 12% of our total sales in 2009 and 11% in 2008 were made to Vestas Wind Systems A/S.  Significant changes in the demand for our customers’ end products, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers.  The loss of, or significant reduction in purchases by, Boeing, EADS and Vestas or any of our other significant customers could materially impair our business, operating results, prospects and financial condition.  The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors.

Reductions in space and defense spending could result in a decline in our net sales.

The growth in military aircraft production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow and the increased demand for replacement helicopter blades may not continue. The production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 27% of our net sales in 2009 were derived from space and defense industries.

A decrease in supply or increase in cost of raw materials could result in a material decline in our profitability.

Our profitability depends largely on the price and continuity of supply of raw materials, which are supplied through a sole source or a limited number of sources.  We purchase large volumes of raw materials, such as epoxy and phenolic resins, aluminum foil, carbon fiber, fiberglass yarn and aramid paper.  Any restrictions on the supply, or an increase in the cost, of our raw materials could significantly reduce our profit margins.  Efforts to mitigate restrictions on the supply or price increases of these raw materials by long-term purchase agreements, productivity improvements or by passing cost increases to our customers may not be successful.

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

In addition, fluctuations in currency exchange rates may influence the profitability and cash flows of our business.  For example, our European operations sell some of the products they produce in U.S. dollars, yet the labor, overhead costs and portions of material costs incurred in the manufacture of those products is denominated in Euros or British pounds sterling. As a result, the local currency margins of goods manufactured with costs denominated in local currency, yet sold in U.S. dollars, will vary with fluctuations in currency exchange rates, reducing when the U.S. dollar weakens against the Euro and British pound sterling. In addition, the reported U.S. dollar value of the local currency financial statements of our foreign subsidiaries will vary with fluctuations in currency exchange rates. While we enter into currency exchange and hedge agreements from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures, and our earnings are impacted by changes in currency exchange rates.

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

We have been named as a “potentially responsible party” under the U.S. Superfund law or similar state laws at several sites requiring clean up. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances liability may be joint and several, resulting in one responsible party being held responsible for the entire obligation.  Liability may also include damages to natural resources.  In connection with our Lodi, New Jersey facility, Hexcel, along with a number of other companies, has been directed by federal regulatory authorities to contribute to the assessment and restoration of a stretch of the Passaic River, a project currently estimated to cost $900 million to $2.3 billion.  We have also incurred and likely will continue to incur expenses to investigate and clean up certain of our existing and former facilities, for which we believe we have adequate reserves.  The ongoing operation of our manufacturing plants also entails environmental risks, and we may incur material costs or liabilities in the future which could adversely affect us.

In addition, we may be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response.  Although most of our properties have been the subject of environmental site assessments, there can be no assurance that all potential instances of soil and groundwater contamination have been identified, even at those sites where assessments have been conducted. Accordingly, we may discover previously unknown environmental conditions and the cost of remediating such conditions may be material.  See “Legal Proceedings” below and Note 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our forward-looking statements and projections may turn out to be inaccurate.

This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to future prospects, developments and business strategies.  These forward-looking statements are identified by their use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should”, “will”, and similar terms and phrases, including references to assumptions.  Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Boeing and Airbus; (b) the revenues we may generate from an aircraft model or program; (c)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and new facilities and the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and foreign tax credit carryforwards, and the impact of the above factors on our expectations of 2010 financial results; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, fluctuations in commodity prices, and fluctuations in the market price of our common stock.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements and cost reductions, and conditions in the financial markets.

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

The following table lists our manufacturing facilities by geographic location, related segment, and principal products manufactured. This table does not include the manufacturing facility owned by ACM.

Manufacturing Facilities

Facility Location	Segment	Principal Products
United States:
Decatur, Alabama	Composite Materials	PAN Precursor (used to produce Carbon Fibers)
Salt Lake City, Utah	Composite Materials	Carbon Fibers; Prepregs
Seguin, Texas	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Casa Grande, Arizona	Composite Materials	Honeycomb and Honeycomb Parts
Windsor, Colorado	Composite Materials	Prepregs
Kent, Washington	Engineered Products	Composite structures
Pottsville, Pennsylvania	Engineered Products	Specially machined Honeycomb Parts
Burlington, Washington	Engineered Products	Specially machined Honeycomb Parts
International:
Dagneux, France	Composite Materials	Prepregs
Nantes, France	Composite Materials	Prepregs
Les Avenieres, France	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Illescas, Spain	Composite Materials	Carbon Fibers
Parla, Spain	Composite Materials	Prepregs
Neumarkt, Austria	Composite Materials	Prepregs
Duxford, United Kingdom	Composite Materials	Prepregs; Adhesives; Honeycomb and Honeycomb Parts
Stade, Germany	Composite Materials	Prepregs
Welkenraedt, Belgium	Engineered Products	Specially machined Honeycomb Parts
Tianjin, China	Composite Materials	Prepregs

We lease the land and buildings in Nantes, France; Stade, Germany; Tianjin, China and Windsor, Colorado; and the land on which the Burlington, Washington facility is located.  We also lease portions of the facilities located in Casa Grande, Arizona and Les Avenieres, France.  We own all other remaining facilities.  In connection with our credit facility, we have granted mortgages on the facilities located in Casa Grande, Arizona; Decatur, Alabama; Dublin, California; Kent, Washington; Salt Lake City, Utah and Seguin, Texas.  For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 7 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

We have been named as a potentially responsible party (“PRP”) with respect to several hazardous waste disposal sites that we do not own or possess, which are included on, or proposed to be included on, the Superfund National Priority List of the U.S. Environmental Protection Agency (“EPA”) or on equivalent lists of various state governments.  Because CERCLA allows for joint and several liability in certain circumstances, we could be responsible for all remediation costs at such sites, even if we are one of many PRPs.  We believe, based on the amount and nature of our waste, and the number of other financially viable PRPs, that our liability in connection with such matters will not be material.

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.  The total accrued liability related to this matter was $5.7 million as of December 31, 2009.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed. In May 2005, the NJDEP dismissed us from the Directive. In February 2004, 42 entities, including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed onto an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate. Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we, along with the other EPA notice recipients, were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  Work on the study is ongoing.  We believe we have viable defenses to the EPA claims and expect that other, as yet unnamed, parties also will receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers six interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six “action” options range from $900 million to $2.3 billion.  The PRP group provided comments to the EPA on the FFS; EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustees for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time. Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  We entered into a Joint Defense Agreement with many of the third-party defendants (approximately 120 to date).  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We have not yet responded to the complaint; our answer is due February 11, 2010.  Our initial disclosures are due 45 days after filing our answer; however, substantially all additional third-party discovery and motions practice have been stayed until May 2010, with the possibility that the stay could be extended.   Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order requiring us to (a) maintain the interim remedial system and to perform system separation, (b) conduct a focused remedial investigation and (c) conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  Hexcel and Ecology have entered into an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified.

Environmental remediation reserve activity for the three years ended December 31, 2009 was as follows:

	For the year ended December 31,
(In millions)	2009	2008	2007
Beginning remediation accrual balance	$9.2	$3.2	$5.3
Current period expenses	1.9	8.7	0.6
Cash expenditures	(2.8)	(2.7)	(2.7)
Ending remediation accrual balance	$8.3	$9.2	$3.2

Capital expenditures for environmental matters	$4.8	$7.3	$2.3

Environmental Summary

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of December 31, 2009 and 2008, our aggregate environmental related accruals were $8.3 million and $9.2 million, respectively.  As of December 31, 2009 and 2008, $4.5 million and $3.8 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $12.8 million and $14.1 million at December 31, 2009 and 2008, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $2.8 million and $2.7 million for the years ended December 31, 2009 and 2008, respectively.  In addition, our operating costs relating to environmental compliance charged directly to expense were $10.0 million and $11.1 million for the years ended December 31, 2009 and 2008.  Capital expenditures for environmental matters were $4.8 million and $7.3 million for the years ended December 31, 2009 and 2008, respectively.

Litigation

Gurit Infringement Claim

On January 22, 2010, we and Gurit entered into a settlement and license agreement that provides for dismissal with prejudice of the litigation pending against our Austrian subsidiary in Germany and Austria upon our payment of $7.5 million.  Under the agreement we also obtained a license under a number of Gurit patents.   In the fourth quarter of 2009, we recorded a $7.5 million charge included in “Other expense, net” for this settlement.

Seemann Composites, Inc. v. Hexcel Corporation

Seemann Composites, Inc., (SCI) has sued us in the United States District Court, Southern District of Mississippi (Civil Action No. 1:09-cv-00675-HSO-JMR), filed September 16, 2009.  SCI alleges that we supplied the wrong or a defective finished fabric to them, through one of our distributors, and is seeking unspecified compensatory damages and $10 million punitive damages.  We intend to vigorously defend the suit.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Hexcel common stock is traded on the New York Stock Exchange.  The range of high and low sales prices of our common stock on the New York Stock Exchange is contained in Note 22 to the accompanying consolidated financial statements of this Annual Report on Form 10-K and is incorporated herein by reference.

Hexcel did not declare or pay any dividends in 2009, 2008 or 2007.  The payment of dividends is limited under the terms of certain of our debt agreements. Hexcel does not have any intent of paying dividends in the foreseeable future, as cash generated from operations will be used primarily to support capital expenditures or pay down debt.

On February 8, 2010 there were 1,136 holders of record of our common stock.

The following chart provides information regarding repurchases of Hexcel common stock:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2009	0		N/A	0	0

November 1 – November 30, 2009	0		N/A	0	0

December 1 – December 31, 2009	13,027		$13.35	0	0

Total	13,027	(1)	$13.35	0	0

(1) All Shares were delivered by an employee in payment of the exercise price of non-qualified stock options.

ITEM 6. Selected Financial Data

The information required by Item 6 is contained on page 27 of this Annual Report on Form 10-K under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 29 to 45 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 42 to 44 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 48 to 82 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm is contained on page 47 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.   These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting is contained on page 46 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B. Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

                        The information required by Item 10 will be contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2009.  Such information is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2009.  Such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2009.  Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2009.  Such information is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by Item 14 will be contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2009.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for each of the three years ended December 31, 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years ended December 31, 2009

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedule for the three years ended December 31, 2009:

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

3.3	Amended and Restated Bylaws of Hexcel Corporation (incorporated by reference to Exhibit 3 to Hexcel’s Current Report on Form 8-K dated May 12, 2009).

4

Indenture dated as of February 1, 2005 between Hexcel Corporation and The Bank of New York, as trustee, relating to the issuance of the 6.75% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated February 4, 2005).

10.1

Credit Agreement, dated as of May 21, 2009, entered into by and among Hexcel Corporation, the financial institutions from time to time party thereto, Banc of America Securities LLC, as syndication agent for the lenders, as a joint book manager and as a joint lead arranger, Deutsche Bank Securities Inc., as a joint book manager and as a joint lead arranger, HSBC Bank USA, National Association, as a documentation agent, RBS Citizens, N.A., as a documentation agent, Toronto Dominion (New York) LLC, as a documentation agent, and Deutsche Bank Trust Company Americas, as administrative agent for the lenders (incorporated by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated January 27, 2010).

10.2

Security Agreement, dated as of May 21, 2009, by and among Hexcel Corporation, each of the direct and indirect subsidiaries of Hexcel Corporation listed on the signature pages thereto, and each additional grantor that may become a party thereto after the date thereof in accordance with Section 21 thereof, and Deutsche Bank Trust Company Americas, as administrative agent for and representative of the lenders (incorporated by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated January 27, 2010).

10.3

Subsidiary Guaranty, dated as of May 21, 2009, by the parties listed on the signature pages thereto in favor of and for the benefit of Deutsche Bank Trust Company Americas, as agent for and representative of the financial institutions party to the Credit Agreement referred to therein and any Swap Counterparties (as defined therein) (incorporated by reference to Exhibit 99.5 to Hexcel’s Current Report on Form 8-K dated January 27, 2010).

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

10.4(d)*	Hexcel Corporation 2003 Incentive Stock Plan, as amended and restated as of May 7, 2009.

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

10.9*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.10*	Form of Employee Option Agreement (2010).

10.11*	Form of Employee Option Agreement (2009) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.12*	Modification to Option Agreements (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.13*	Form of Employee Option Agreement (2008) (incorporated herein by reference to Exhibit 10.9 to the Company’s

Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.14*	Form of Employee Option Agreement (2007) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.15*	Form of Employee Option Agreement (2005 and 2006) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 12, 2005).

10.16*	Form of Employee Option Agreement (2004) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.17*	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.18*	Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.19*	Form of Employee Option Agreement (2000) (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

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

10.22*	Form of Restricted Stock Unit Agreement (2010).

10.23*	Form of Restricted Stock Unit Agreement (2009) (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.24*	Form of Restricted Stock Unit Agreement (2008) (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.25*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2008) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008).

10.26*

Form of Amended and Restated Restricted Stock Unit Agreement for Non-Employee Directors (2004 and 2005 retainer fee grants, and 2007 annual grant) (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K dated January 7, 2009).

10.27*

Form of Amended and Restated Restricted Stock Unit Agreement for Non-Employee Directors (2004, 2005 and 2006 annual grants) (incorporated by reference to Exhibit 99.8 of the Company’s Current Report on Form 8-K dated January 7, 2009).

10.28*	Form of Performance Based Award Agreement (2010).

10.29*	Form of Performance Based Award Agreement (2009) (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.30*	Modification to Performance Based Award Agreement (2008) (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.31*

Hexcel Corporation Nonqualified Deferred Compensation Plan, Effective as of January 1, 2005, Amended and Restated as of December 31, 2008 (incorporated herein by reference to Exhibit 99.14 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.32*	Amended and Restated Employment Agreement between Hexcel Corporation and David E. Berges, dated

December 31, 2008 (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.32(a)*

Employee Option Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(a) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.32(b)*

Employee Option Agreement (performance-based option) dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(b) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.32(c)*

Amended and Restated Supplemental Executive Retirement Agreement dated December 31, 2008, between David E. Berges and Hexcel Corporation (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.32(d)*

Letter Agreement dated August 1, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(e) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.32(e)*

Letter Agreement dated August 28, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.33*

Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated October 28, 2009).

10.33(a)*

Employment and Severance Agreement between Hexcel Corporation and Nick L. Stanage, dated October 28, 2009 (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated October 28, 2009). .

10.33(b)*

Form of Restricted Stock Unit Agreement, to be entered into on November 9, 2009, by and between Hexcel Corporation and Nick L. Stanage (incorporated herein by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated October 28, 2009).

10.33(c)*

Letter Agreement, dated October 28, 2009, by and between Hexcel Corporation and Nick L. Stanage (incorporated herein by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated October 28, 2009).

10.34*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Wayne C. Pensky, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.34(a)*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Wayne C. Pensky, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated January 7, 2008).

10.35*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Ira J. Krakower, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.5 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.35(a)*

Amended and Restated Supplemental Executive Retirement Agreement dated December 31, 2008, between Ira J. Krakower and Hexcel Corporation (incorporated herein by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.36*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.6 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.36(a)*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated January 7, 2008).

10.37*

Supplemental Executive Retirement Agreement dated February 23, 2009, between Doron D. Grosman and Hexcel Corporation (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated February 27, 2009).

10.37(a)*

Executive Severance Agreement between Hexcel Corporation and Doron D. Grosman, dated February 23, 2009 (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated February 27, 2009).

10.37(b)*

Employee Option Agreement, dated as of February 23, 2009, by and between Doron D. Grosman and Hexcel Corporation (incorporated herein by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated February 27, 2009).

10.37(c)*

Restricted Stock Unit Agreement, entered into as of February 23, 2009, by and between Hexcel Corporation and Doron D. Grosman (incorporated herein by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated February 27, 2009).

10.37(d)*

Performance Based Award Agreement, entered into as of February 23, 2009, by and between Hexcel Corporation and Doron D. Grosman (incorporated herein by reference to Exhibit 99.5 to Hexcel’s Current Report on Form 8-K dated February 27, 2009).

10.37(e)*

Agreement, dated August 7, 2009, between Hexcel Corporation and Doron D. Grosman (incorporated by reference to Exhibit 99.3 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009).

10.38*	Director Compensation Program, as of May 10, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007).

10.39*	Hexcel Corporation 2009 Employee Stock Purchase Plan.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hexcel Corporation

February 10, 2010	/s/ DAVID E. BERGES
(Date)	David E. Berges
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

Signature	Title	Date

/s/ DAVID E. BERGES	Chairman of the	February 10, 2010
(David E. Berges)	Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ WAYNE PENSKY	Senior Vice President and	February 10, 2010
(Wayne Pensky)	Chief Financial Officer
(Principal Financial Officer)

/s/ KIMBERLY HENDRICKS	Vice President, Corporate Controller and
(Kimberly Hendricks)	Chief Accounting Officer	February 10, 2010
(Principal Accounting Officer)

/s/ JOEL S. BECKMAN	Director	February 10, 2010
(Joel S. Beckman)

/s/ LYNN BRUBAKER	Director	February 10, 2010
(Lynn Brubaker)

/s/ JEFFREY C. CAMPBELL	Director	February 10, 2010
(Jeffrey C. Campbell)

/s/ SANDRA L. DERICKSON	Director	February 10, 2010
(Sandra L. Derickson)

/s/ W. KIM FOSTER	Director	February 10, 2010
(W. Kim Foster)

/s/ JEFFREY A. GRAVES	Director	February 10, 2010
(Jeffrey A. Graves)

/s/ DAVID C. HILL	Director	February 10, 2010
(David C. Hill)

/s/ DAVID C. HURLEY	Director	February 10, 2010
(David C. Hurley)

/s/ DAVID L. PUGH	Director	February 10, 2010
(David L. Pugh)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2009	2008	2007	2006	2005

Results of Operations (a):
Net sales	$1,108.3	$1,324.9	$1,171.1	$1,049.5	$957.6
Cost of sales	859.8	1,035.7	888.1	801.0	733.4
Gross margin	248.5	289.2	283.0	248.5	224.2

Selling, general and administrative expenses	107.2	112.9	114.0	105.5	97.1
Research and technology expenses	30.1	31.4	34.2	29.7	24.8
Business consolidation and restructuring expenses	—	3.8	7.3	9.9	2.9
Other expense, net	7.5	10.2	12.6	—	15.1
Operating income	103.7	130.9	114.9	103.4	84.3

Interest expense, net	26.1	20.2	22.5	23.7	29.6
Non-operating expense, net	—	—	—	—	40.9
Income from continuing operations before income taxes, equity in earnings and discontinued operations	77.6	110.7	92.4	79.7	13.8
Provision (benefit) for income taxes	22.0	15.6	33.4	34.7	(113.8)
Income from continuing operations before equity in earnings and discontinued operations	55.6	95.1	59.0	45.0	127.6
Equity in earnings from and gain on sale of investments in affiliated companies	0.7	16.1	4.3	19.9	3.6
Net income from continuing operations	56.3	111.2	63.3	64.9	131.2
Income (loss) from discontinued operations, net of tax	—	—	(2.0)	1.0	10.1
Net income	56.3	111.2	61.3	65.9	141.3
Deemed preferred dividends and accretion	—	—	—	—	(30.8)
Net income (loss) available to common shareholders	$56.3	$111.2	$61.3	$65.9	$110.5
Basic net income (loss) per common share:
Continuing operations	$0.58	$1.15	$0.67	$0.70	$1.67
Discontinued operations	—	—	(0.02)	0.01	0.17
Net income per common share	$0.58	$1.15	$0.65	$0.71	$1.84

Diluted net income (loss) per common share:
Continuing operations	$0.57	$1.14	$0.66	$0.68	$1.40
Discontinued operations	—	—	(0.02)	0.01	0.11
Net income per common share	$0.57	$1.14	$0.64	0.69	$1.51

Weighted-average shares outstanding:
Basic	96.9	96.4	94.7	93.4	60.0
Diluted	98.2	97.6	96.5	95.5	93.7

Financial Position (a):
Total assets	$1,246.6	$1,210.3	$1,060.5	$1,014.5	$880.6
Working capital	$259.4	$256.5	$190.7	$206.5	$174.5
Long-term notes payable and capital lease obligations	$358.8	$392.5	$315.5	$409.8	$416.8
Stockholders’ equity (b)	$575.6	$509.2	$427.6	$301.6	$210.7

Other Data (a):
Depreciation and amortization	$46.6	$43.9	$39.8	$37.4	$38.8
Accrual basis capital expenditures	$85.7	$177.3	$120.6	$117.9	$64.3
Shares outstanding at year-end, less treasury stock	98.6	96.4	95.8	93.8	92.6

(a)          All financial data presented has been restated to report our U.S. EBGI business and our Architectural business in France as discontinued operations.

(b)         No cash dividends were declared per share of common stock during any of the five years ended December 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2009	2008	2007
Net sales	$1,108.3	$1,324.9	$1,171.1
Gross margin %	22.4%	21.8%	24.2%
Business consolidation and restructuring expenses	$—	$3.8	$7.3
Other expense, net	$7.5	$10.2	$12.6
Operating income	$103.7	$130.9	$114.9
Operating income %	9.4%	9.9%	9.8%
Interest expense, net	$26.1	$20.2	$22.5
Provision for income taxes	$22.0	$15.6	$33.4
Equity in earnings from and gain on sale of investments in affiliated companies	$0.7	$16.1	$4.3
Income from continuing operations (a)	$56.3	$111.2	$63.3
Loss from discontinued operations, net of tax	$—	$—	$(2.0)
Net income (a)	$56.3	$111.2	$61.3
Diluted net income per common share	$0.57	$1.14	$0.64

(a) The Company uses non-GAAP financial operating measures, including sales measured in constant dollars, operating income adjusted for non-recurring operating expenses and business consolidation and restructuring expenses,  net income adjusted for non-recurring expenses, the effective tax rate adjusted for certain one-time items and free cash flow.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods.  Non-recurring items and certain tax adjustments represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented.  Such non-GAAP measurements are not determined in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  A reconciliation to adjusted net income is provided below:

	Year Ended December 31,
(In millions)	2009	2008	2007
GAAP net income from continuing operations	$56.3	$111.2	$63.3
Tax adjustments (1)	—	(26.2)	(1.9)
Gain on sale of investments in affiliated companies, net of tax	—	(11.7)	—
Other expense, net of tax (2)	5.6	6.4	8.1
Adjusted net income from continuing operations (Non-GAAP)	$61.9	$79.7	$69.5

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

(2) Other expense, net of tax, in 2009 includes $5.6 million in legal settlement expense, $1.1 million in environmental expenses for previously sold operations offset by a $1.1 million adjustment to a prior year gain on sale of operations.  Other expense in 2008 includes $1.7 million of pension settlement expense and $4.7 million of environmental expenses, both net of tax.  2007 includes $5.7 million of pension settlement expense and $2.4 million of impairment costs, both net of tax.

Business Trends

After six consecutive years of sales growth, we experienced a 16% decline in 2009.  In constant currency, our Commercial Aerospace sales declined 20% and our Industrial sales declined 15%, while our Space & Defense sales were flat.  The Commercial Aerospace market now represents about half of our sales, followed by Space & Defense at 27% and Industrial at 23%.

•                  In 2009, our Commercial Aerospace sales declined by 22% (20% in constant currency) due to customer inventory destocking and a 40% decline in the business and regional jet market.  Airbus and Boeing related sales comprised 78% of our Commercial Aerospace sales, with the business and regional jet market accounting for the remaining 22%.  Airbus related sales were down 24% as these programs were affected more by customer inventory adjustments.  Boeing related sales were only down 5% as sales in 2008 were affected by the almost two month strike in the second half of the year.  Almost all of our Commercial Aerospace sales are for new aircraft and as we have only nominal aftermarket sales.

•                  Airbus and Boeing combined deliveries in 2009 hit a record high of 979 aircraft, the previous high was 914 aircraft in 1999.  In 2008, they delivered 858 aircraft, as fourth quarter deliveries were impacted by the Boeing strike.  The demand for new commercial aircraft is principally driven by two factors.  The first is airline passenger traffic (measured by revenue passenger miles) and the second is the replacement rate for existing aircraft.  The current poor global economic environment resulted in a decline in 2009 passenger and freight traffic which led to cancelled and delayed orders for future periods, though the International Air Transport Association (IATA) forecasts 2010 revenue passenger miles to return to growth.  Combined orders for 2009 were 413 planes, down significantly compared to 1,439 for 2008.  However, backlog at the end of 2009 remained high at 6,863 (92% of 2008 backlog) or about seven years of production at 2009 delivery rates.  We remain encouraged by the recent successful first flights for several aerospace programs that should benefit us in 2010 and beyond.  Airbus and Boeing remain confident in their 2010 outlook but have been less definitive on their expectations for 2011.  While we expect there will be a better balance of our customers’ orders to actual deliveries in 2010, the uncertainty around 2011 could affect our 2010 second half sales as, on average, we ship six months prior to aircraft delivery.

•                  Overall the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.  These new programs include the A380, B787, B747-8 and the A350.  Only the A380 is in service with 10 and 12 deliveries in 2009 and 2008, respectively.  The Airbus A380 has 23% composite content by weight and has more Hexcel material used in its production than any aircraft previously manufactured, over $3 million per plane.  At December 31, 2009 Airbus had a backlog of 179 orders for the A380.  Hexcel has been awarded a contract to supply carbon fiber composite materials for major primary structures for the A350, which Airbus has indicated will have at least 50% composite content by weight.  This contract covers the entire family of the A350 aircraft through 2025 and as the design and usage of various composite materials have yet to be finalized, the amount of revenue this award will generate has not yet been determined.  In addition, there will be opportunities for additional Hexcel products for the plane which we are actively pursuing.  By December 31, 2009, Airbus had received 505 orders for the A350, which it projects will enter into service in 2013.  Boeing had recorded 851 orders and commitments for its B787 aircraft.  The B787 will have about 52% composite content by weight, including composite wings and fuselage, compared to the 11% composite content used in the construction of its B777 aircraft and 6% for the B767 the aircraft it is primarily replacing.  After several announced delays, the B787 maiden flight occurred in December 2009 and the aircraft is projected to enter into service in the fourth quarter of 2010. Hexcel estimates that it has $1.3 million to $1.6 million of content per plane, depending upon which engines are used.  While the B747-8  is structurally an aluminum intensive aircraft, new engines and nacelles provide Hexcel with the opportunity for significant additional revenues.  The freighter version of the B747-8 is now expected to be in service in the fourth quarter of 2010 and the passenger version in the fourth quarter of 2011. The B747-8 had its maiden flight on February 8, 2010.  We expect the B747-8 to have slightly more Hexcel content per plane than the B787.  In 2009, our sales on these four new programs comprised just less than 15% of our total Commercial Aerospace sales but for 2010 and beyond we expect them to represent an increasing percent of our Commercial Aerospace sales.

•                  Our business and regional jet sales peaked at almost $200 million in 2008 after several years of over 20% growth per year.  This segment of the market was significantly impacted by the general deterioration of the global economy and announced production cut-backs in 2009.  After a strong first quarter of 2009, these sales have dropped to about a $100 million per year run-rate, which we expect to continue through 2010.

•                  Our Space & Defense sales were essentially flat with 2008.  Rotorcraft sales continue to be strong and we continue to benefit from our extensive qualifications to supply composite materials and structures.  Key programs include the C-17, F/A-18E/F (Hornet), the European Fighter Aircraft (Typhoon), the V-22 (Osprey) tilt rotor aircraft, the Blackhawk, the NH90, the S76 and the Tiger helicopters, the F-35 (joint strike fighter or JSF), and the EADS A400M military transport.  The benefits we obtain from these programs will depend upon which are funded and resultant production rates. Longer term, rotorcraft programs and the ramp-up of the JSF should more than offset the end of the F22 program and eventually, the C17.  The F22 has about 2.5 times the Hexcel content per aircraft than the JSF.

•                  Our Industrial sales declined by 19% (15% decline in constant currency) in 2009 from 2008.  Industrial sales include wind energy, recreation, transportation and general industrial applications, with wind comprising over half of the sales.  The weak economic conditions depressed demand in the recreation, transportation and general industrial markets.  In addition, we stopped shipments in August 2009 to USEC’s American Centrifuge Project as USEC tries to obtain the necessary loan guarantees to resume the project.  While USEC is still pursuing the project, we do not expect any shipments in 2010 for the project.

•                  While wind energy revenues for the full year 2009 were about 15% lower than 2008 in constant currency, the run rate for the last three quarters was about 25% lower than 2008.  Difficult credit markets affected wind energy sales, as funding for renewable energy products was reduced.  We have two primary customers in wind energy and based on announced orders and backlogs and factory schedules, we anticipate a significant inventory correction and thus lower sales in the near term.  While the global push for renewable energy remains strong, there has been fewer turbine project announcements in recent quarters and as a result, we remain cautious in our 2010 outlook.

•                  Our current expectations are that total revenues for 2010 will be flat to slightly declining as compared to 2009 on a constant currency basis.  However, the volatile nature of the global economy and potential effects on our customers adds a good deal of uncertainty to our outlook.

Results of Operations

We have two reportable segments: Composite Materials and Engineered Products.  Although these segments provide customers with different products and services, they often overlap within three end business markets: Commercial Aerospace, Space & Defense and Industrial.  Therefore, we also find it meaningful to evaluate the performance of our segments through the three end business markets.  Further discussion and additional financial information about our segments may be found in Note 17 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Sales:  Consolidated net sales of $1,108.3 million for 2009 were $216.6 million, lower than the $1,324.9 million of net sales for 2008.  The decline in sales in 2009 reflects the volume declines in Commercial Aerospace and Industrial markets.  Consolidated net sales of $1,324.9 million for 2008 were $153.8 million, or 13.1% higher than the $1,171.1 million of net sales for 2007, as the increase was attributable to sales growth within Commercial Aerospace.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in 2008 as in 2009 (“in constant currency”), consolidated net sales for 2009 would have been $189.1 million, or 14.4%, lower than 2008. In constant currency, consolidated net sales for 2008 would have been $128.4 million, or 10.7% higher than 2007 net sales of $1,196.5 million.

The following table summarizes net sales to third-party customers by segment and end market segment in 2009, 2008 and 2007:

(In millions)	Commercial Aerospace	Space & Defense	Industrial	Total
2009 Net Sales
Composite Materials	$384.7	$220.5	$251.3	$856.5
Engineered Products	171.5	78.9	1.4	251.8
Total	$556.2	$299.4	$252.7	$1,108.3
	50%	27%	23%	100%
2008 Net Sales
Composite Materials	$530.7	$235.9	$308.7	$1,075.3
Engineered Products	179.6	66.0	4.0	249.6
Total	$710.3	$301.9	$312.7	$1,324.9
	54%	23%	23%	100%
2007 Net Sales
Composite Materials	$455.2	$194.3	$292.4	$941.9
Engineered Products	166.6	61.4	1.2	229.2
Total	$621.8	$255.7	$293.6	$1,171.1
	53%	22%	25%	100%

Commercial Aerospace:  Net sales to the Commercial Aerospace market segment declined by $154.1 million to $556.2 million for 2009 as compared to net sales of $710.3 million for 2008; 2008 net sales increased by $88.5 million or 14.2% to $710.3 million as compared to net sales of $621.8 million for 2007.  Net sales of the Composite Materials segment were $146.0 million lower, down 27.5%  from 2008 and $75.5 million higher in 2008, up 16.6% from 2007.  Net sales of the Engineered Products segment decreased by $8.1 million or 4.5% to $171.5 million in 2009 and increased by $13.0 million or 7.8% to $179.6 million in 2008.  In constant currency, net sales to the Commercial Aerospace market segment decreased $141.9 million, or 20.3% in 2009 and increased $84.4 million or 13.5% in 2008.

      The full year decline of 20% represents an improvement over the 24%, in constant currency, decline experienced through the first nine months of 2009, partly because the sales in the second half of 2008 were adversely affected by a nearly two month Boeing strike which started in September 2008.  For 2009, supply chain inventory adjustments resulted in exaggerated sales declines, particularly for Airbus programs which were down 24% compared to 2008.  Sales for Boeing programs were down 5% in 2009 as compared to the strike impacted 2008 sales.  While sales to new programs such as the A380, B787, A350, and B747-8 were up in the fourth quarter of 2009 as compared to 2008, they were lower for the year, primarily due to the previously announced B787 delays.  For the year, new program sales represent less than 15% of Commercial Aerospace revenues.

As a result of the nearly two month Boeing strike which started September 6, 2008, sales to Boeing and its related subcontractors were flat for the year compared to 2007 levels, losing all of the significant growth they generated in the first eight months of 2008.  Airbus and its subcontractor sales were up over 20% for the year thanks to a very strong first half of 2008.  Sales to the remainder of the Commercial Aerospace market (primarily regional and business jet manufacturers) were also up over 20% for the year, though the large growth rates we have seen over the last five years in these markets slowed in the second half of the year.  Sales to new programs such as the A380, B787, A350, and B747-8 were higher in 2008 as compared to 2007, but represent less than 15% of Commercial Aerospace revenues.

Space & Defense:  Net sales of $299.5 million for 2009 were essentially flat as compared to net sales of $301.9 million for 2008.  In 2008, net sales increased $46.2 million, or 18.1%, for 2008 as compared to net sales of $255.7 million for 2007. In 2009 foreign exchange had a minimal impact on sales, while net sales in constant currency in 2008 increased $41.8 million, or 16.1%.  We continue to benefit from our ability to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and rotorcraft programs.  About half of our Space & Defense sales are comprised of rotorcraft programs, including commercial and military programs from the Americas, Europe and Asia Pacific.

Industrial:  Net sales of $252.7 million for 2009 decreased by $60.0 million, or 19.2%, compared to net sales of $312.7 million in 2008; 2008 net sales increased by $19.1 million, or 6.5%, compared to net sales of $293.6 million in 2007.  In constant currency, net sales to the Industrial market segment decreased $46.0 million or 15.4% in 2009 compared to an increase of $2.2 million or 0.7% in 2008. Wind energy comprised more than half of the Industrial sales in 2009.  After a five year run with a compound annual growth rate over 30%, we experienced a 15% constant currency decline in 2009 as funding for renewable energy projects was reduced due to the weak credit markets.  Sales to automotive, recreation and other general industrial markets in 2009 and 2008 were at their lowest level in years, reflecting both weak markets and selective portfolio pruning.

Gross Margin: Gross margin for 2009 of $248.5 million, or 22.4% of net sales, was a higher percentage than the gross margin of $289.2 million, or 21.8% of net sales, in 2008 despite a 16.3% decline in sales. The increase reflected many year over year operational improvements, lower input costs, cost controls and improved sales mix.  For the year, exchange rates only had a minor favorable impact over 2008.  Gross margin for 2008 was $289.2 million, or 21.8% of net sales, compared to gross margin of $283.0 million, or 24.2% of net sales, in 2007.  The 240 basis point decline in gross margin was due to a variety of factors including about 125 basis points of incremental fixed and start-up costs associated with the new facilities in Spain, France, Germany and China.  In addition, we estimated that the extraordinary volatility in exchange rates, energy, and oil based input materials resulted in a 125 basis point reduction in gross margin.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $107.2 million, or 9.7% of net sales for 2009, $112.9 million, or 8.5% of 2008 net sales, and $114.0 million or 9.7% of 2007 net sales.  The favorable trend of declining SG&A expenses continued in 2009 as we reduced headcount and implemented tight cost controls in response to increasingly difficult market conditions.  2009 also benefitted from favorable foreign exchange rates.  The $1.1 million decrease in 2008 SG&A expenses from 2007 reflected good control of costs, particularly in the latter part of the year in light of the Boeing strike and changing economic environment and favorable foreign exchange rates towards the end of the year.

Research and Technology (“R&T”) Expenses: R&T expenses for 2009 were $30.1 million, or 2.7% of net sales, $31.4 million, or 2.4% of 2008 net sales, and $34.2 million or 2.9% of 2007 net sales.  The decline in R&T expenses in 2009 was mainly due to favorable foreign exchange rates.  The $2.8 million decrease in 2008 was due to lower costs associated with certifying our products and processes to customer specifications (“qualification costs”).  In 2007, we incurred qualification costs associated with the acceleration of opportunities for composites on new commercial aircraft programs including the Boeing 787 and investment in the development of new products and applications.

Business Consolidation and Restructuring Expenses: There were no business consolidation and restructuring expenses in 2009.  Business consolidation and restructuring expenses were $3.8 million for 2008 and $7.3 million for 2007.  Almost all of these expenses relate to the December 2007 program to realign our company into a single business and address stranded costs resulting from divestitures due to our portfolio realignment, and clean-up expenses associated with preparing the Livermore, California land for sale after closing the manufacturing facility located on that site.

Other Expense, Net:  For 2009, other expense reflects a $7.5 million charge related to a licensing agreement, settling a patent litigation matter.  Other expense of $10.2 million during 2008 consisted of a $7.6 million environmental reserve charge related to a manufacturing facility sold in 1986 and a $2.7 million final charge in relation to the termination of our U.S. defined benefit plan. Other expenses in 2007 were $12.6 million comprised of the initial $9.4 million charge related to the termination of our U.S. defined benefit plan and an impairment charge for technology of $3.2 million.

Operating Income: Operating income for 2009 was $103.7 million compared with operating income of $130.9 million for 2008 and $114.9 million in 2007.  Operating income as a percent of sales was 9.4%, 9.9% and 9.8% in 2009, 2008 and 2007 respectively.  The $27.2 million decrease in 2009 operating income is due in part to significantly lower sales volumes.  The increase in 2008 operating income is due in part to greater sales for 2008 and good control of operating expenses partially offset by the incremental fixed and start-up costs associated with the new facilities.

One of the Company’s performance measures is operating income adjusted for non-recurring operating expenses and business consolidation and restructuring expenses, which is a non-GAAP measure. Adjusted operating income for the years ended December 31, 2009, 2008 and 2007 was $111.2 million, $145.0 million and $114.9 million or 10.0%, 10.9% and 11.5% as a percentage of net sales, respectively.  A reconciliation to adjusted operating income is provided on page 29.

Almost all of the Company’s sales and costs are either in U.S. dollars, Euros or GBP, and approximately one-third of our sales are in Euros or GBP.  In addition, much of our European Commercial Aerospace business has sales denominated in dollars and costs denominated in all three currencies.  The net impact is that as the dollar weakens against the Euro and the GBP, sales will increase while operating income will decrease.  We have an active hedging program to minimize the impact on operating income, but our operating income as a percentage of net sales is affected.  Our 2009 operating income percentage is approximately 40 basis points worse than 2008 due to exchange rates and our 2008 operating income percentage is approximately 30 basis points worse than 2007 due to exchange rates.

Operating income for the Composite Materials segment decreased $47.4 million or 29.8% to $111.4 million, as compared to $158.8 million for 2008.  The decrease in operating income is the result of lower segment revenue of $218.8 million and the $7.5 million legal settlement which is included in the Composite Materials segment.  Operating income for the Engineered Products segment increased by $9.2 million compared with 2008 to $36.0 million, as results were helped by both operational improvements, better product mix and lower development costs related to the B787.

We did not allocate corporate net operating expenses of $43.7 million, $54.7 million and $49.2 million to segments in 2009, 2008 and 2007, respectively.  As discussed above, 2008 and 2007 had $10.2 million and $9.4 million of other expenses included in Corporate and Other.  The 2008 increase also reflects the costs incurred related to the proxy contest.  The 2007 expense is primarily attributable to the pension settlement expense of $9.4 million and increased SG&A of $4.0 million from the higher stock and incentive compensation costs and the costs related to personnel changes.

Interest Expense:  Interest expense was $26.1 million for 2009, $20.2 million for 2008 and $22.5 million for 2007.  The increase in 2009 resulted from higher debt levels and the accelerated amortization of deferred financing costs as a result of the repayment of a term loan.  The decrease in 2008 was primarily due to lower average interest rates on our senior secured credit facility and the 2007 interest expense includes $1.1 million of accelerated amortization as a result of repayment of part of the term loan.

Provision (Benefit) for Income Taxes:    In 2009, our tax provision was $22.0 million for an effective tax rate of 28.4%. The 2008 provision of $15.6 million or 14.1% effective tax rate included certain tax benefits relating to the implementation of tax planning strategies which enabled the Company to revise its estimate of U.S. net operating loss (NOL) and foreign tax credit (FTC) carry-forwards expected to be realized in the future. The 2008 tax provision included $26.2 million of net tax benefits primarily attributable to changing prior year foreign taxes paid from a deduction to a credit and the reversal of valuation allowances against net operating losses and the reinstatement of net operating losses which were previously written off. The Company has additional FTCs for which we have recorded valuation allowances, but we will not reverse these valuation allowances until such time that we believe it is more likely than not that they are realizable.  The 2007 provision of $33.4 million or 36.1% effective tax rate included a $1.9 million benefit, which includes an adjustment of $2.3 million to certain prior period balances to primarily record additional deferred tax assets arising from state net operating loss carry-forwards, offset by other discrete items of $0.4 million.  Excluding these benefits, the adjusted effective tax was 37.8% for 2008 and 38.2% in 2007.  The improvement in the effective tax rate in 2009 compared to the adjusted effective tax rate in 2008 reflects the actions we have taken over the past few years.  We expect our effective tax rate to be around 30% before discrete items. We believe the adjusted effective tax rate, which is a non-GAAP measure, is meaningful since it provides insight to the tax rate of ongoing operations.

Equity in Earnings from and Gain on Sale of Investments in Affiliated Companies:  In 2009, equity in earnings represents our portion of the earnings from our joint venture in Malaysia.  Equity in earnings from and gain on sale of investments in affiliated companies during 2008 included a pre-tax gain of $12.5 million from the sale of our interest in BHA Aero Composite Parts Co., Ltd. (“BHA”) during 2008 to our joint venture partner for $22.3 million in cash.  Equity in earnings from and gain on sale of investments in affiliated companies during 2007 was $4.3 million and included our share of equity income from ACM and BHA.  For additional information, see Note 5 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Income from Continuing Operations:  Net income from continuing operations was $56.3 million, or $0.57 per diluted share for the year ended December 31, 2009 compared to $111.2 million, or $1.14 per diluted common share for 2008 and $63.3 million or

$0.66 per diluted share for 2007.  The changes reflect the results discussed above, primarily lower sales volume in 2009 and the one-time tax benefits and gain on sale of our interest in BHA in 2008.  Also see the above table for a reconciliation of GAAP net income from continuing operations to our adjusted “Non-GAAP” measure.

Income (Loss) from Discontinued Operations, Net:  There was no activity from discontinued operations in 2009 and 2008.  Net loss from discontinued operations was $2.0 million, or $0.02 per diluted common share for the year ended December 31, 2007, which includes a net gain of $3.1 million related to the sales of the U.S. EBGI product lines and the European Architectural business.  For additional information, see Note 19 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Business Consolidation and Restructuring Programs

A majority of costs in 2007 and 2008 were related to the realignment of our organization into a single business.  The aggregate business consolidation and restructuring activities for the three years ended December 31, 2009, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2006	$10.7	$0.3	$11.0
Business consolidation and restructuring expenses	2.0	5.3	7.3
Cash expenditures	(9.6)	(5.3)	(14.9)
Balance as of December 31, 2007	$3.1	$0.3	$3.4
Business consolidation and restructuring expenses	0.8	3.0	3.8
Cash expenditures	(1.9)	(2.4)	(4.3)
Balance as of December 31, 2008	2.0	0.9	2.9
Cash expenditures	(1.3)	(0.4)	(1.7)
Currency translation adjustments and other adjustments	(0.2)	—	(0.2)
Balance as of December 31, 2009	$0.5	$0.5	$1.0

Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former European employees, as well as nonqualified defined benefit retirement plans and a retirement savings plans covering eligible U.S. employees, and participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In addition, we provide certain postretirement health care and life insurance benefits to eligible U.S. retirees. We terminated the U.S. qualified defined benefit plan as of April 1, 2007.  During 2008 and 2007, we distributed $26.8 million out of the pension fund in the form of lump-sum payments.  Cash contributions from Hexcel to the pension fund for the lump sum distributions were $3.3 million in 2007 and an additional $6.9 million was made in 2008 to complete the liquidation.

Under the retirement savings plans, eligible U.S. employees can contribute up to 20% of their compensation to an individual 401(k) retirement savings account.  We make matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation.

We continue to maintain our defined benefit retirement plans in the United Kingdom, Belgium, France and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”) is the largest of the European plans.  As of December 31, 2009, 60% of the total assets in the U.K. Plan were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2010 plan year will be 7.2% and 4.5% for the other European Plans as a group.

We use actuarial models to account for our pension and postretirement plans, which require the use of certain assumptions, such as the expected long-term rate of return, discount rate, rate of compensation increase, healthcare cost trend rates, and retirement and mortality rates, to determine the net periodic costs of such plans.  These assumptions are reviewed and set annually at the beginning of each year.  In addition, these models use an “attribution approach” that generally spreads individual events, such as plan amendments and changes in actuarial assumptions, over the service lives of the employees in the plan.  That is, employees render service over their service lives on a relatively smooth basis and therefore, the income statement effects of retirement and postretirement benefit plans are earned in, and should follow, the same pattern.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The discount rate assumption used to calculate net periodic retirement related costs for the European funded plans was 5.96%  for 2009 and 5.64% and 5.70% for 2008 and 2007, respectively.  The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and mortality rates are based primarily on actual plan experience.

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

Significant Customers

Approximately 27%, 23%, and 25% of our 2009, 2008, and 2007 net sales, respectively, were to Boeing and related subcontractors.  Of the 27% of sales to Boeing and its subcontractors in 2009, 21% related to Commercial Aerospace market applications and 6% related to Space and Defense market applications.  Approximately 22%, 24%, and 22% of our 2009, 2008, and 2007 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 22% of sales to EADS and its subcontractors in 2009, 19% related to Commercial Aerospace market applications and 3% related to Space and Defense market applications.

Vestas Wind Systems A/S accounted for 12% of the Company’s total net sales in 2009 and nearly 11% in 2008.  Prior to 2008, their sales were less than 10% of total net sales.  All of these sales are included in the Composite Materials segment and are in the Industrial market.

Divestitures

In 2007, we completed the sales of the EBGI portion of our reinforcements business and our European Architectural business.  Cash proceeds from the sales were $58.5 million and $25.0 million, respectively.  As a result of the sales, we recognized an after-tax loss of $3.4 million on EBGI and an after-tax gain of $6.5 million on the European Architectural business.

The EBGI sale included up to $12.5 million of additional earn out payments contingent upon annual sales for three years of the Ballistics product line.  The additional payments are capped with a maximum of $5.0 million in any individual year.  In 2009 and 2008 the Company received $2.0 million and $0.3 million, respectively.  The income recognized, after providing for a related litigation claim is included as “Other expense, net” on the consolidated statements of operations.  Additional payments, if any, will be recorded as income when earned.  The earn out provision expires in August 2010.

Financial Condition

As a result of actions taken in response to the recent deterioration in the global economy, including tight monitoring of our cash costs and aligning the pace of our capital expenditures with our current growth assumptions, we generated $173 million of operating cash flow in 2009.  We expect our capital spending in 2010 to be less than $75 million.  We expect 2010 to be another good year of cash generation although we do not expect to realize significant cash inflow as we did from the working capital improvements related to 2009’s sales decline.

We have a portfolio of derivatives related to currencies and interest rates.  We monitor our counterparties and we only use those rated A or better.  Further, as a result of the volatile foreign exchange markets, many of these derivatives have moved into a liability position reducing our exposure to counterparty nonperformance risk.

Liquidity

Our cash on hand at December 31, 2009 was $110.1 million as compared to $50.9 million at December 31, 2008.  The $110.1 million is held in cash and prime money market investments with strong sponsor organizations which are monitored on a continuous basis.  In January 2010, we used a portion of this cash to pay down our term loan by $30 million.  Over the last three years, net cash from operating activities has provided a source of funds ranging between $97.5 million and $172.8 million per year.

Our total debt as of December 31, 2009 was $392.3 million, a decrease of $2.3 million from the December 31, 2008 balance.  The level of available borrowing capacity fluctuates during the course of the year due to factors including capital expenditures, interest and incentive plan payments, as well as timing of receipts and disbursements within the normal course of business.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures and debt service requirements.  We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and our revolving credit facility. The new facility provides more flexibility for capital expenditures than the old facility and we believe the amounts available are adequate for most of our projected growth scenarios.  As of December 31, 2009, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2013, but will be repaying the term loan at a rate of approximately $1.8 million per quarter with our next required payment not due until February 2011.

Credit Facilities:  On May 21, 2009, Hexcel Corporation entered into a new $300 million senior secured credit facility, consisting of a $175 million term loan and a $125 million revolving loan.  At December 31, 2009, our $125 million revolver facility is undrawn (other than by outstanding letters of credit).  The term loan matures on May 21, 2014 and the revolving loan matures on May 21, 2013.  Proceeds from the term loan, and from an initial borrowing under the revolving loan, were used to repay all amounts, and terminate all commitments, outstanding under Hexcel’s previous credit agreement and to pay fees and expenses in connection with the refinancing.  We incurred $10.3 million in issuance costs related to the refinancing of the Senior Secured Credit Facility, which will be expensed over the life of the facility, and recorded $1.7 million of interest expense related to the accelerated amortization of deferred financing costs associated with the previous credit facility.  The credit agreement contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  Depending on our leverage ratio, there may be a mandatory repayment each year based on 50% of the cash flow generated for the year, as defined in the agreement.  A violation of any of these covenants could result in a default under this facility, which would permit the lenders to accelerate the payment of all borrowings and to terminate the facility.  In addition, such a default could, under certain circumstances, permit the holders of other outstanding unsecured debt to accelerate the repayment of such obligations.

In accordance with the terms of the Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 2.75 (based on the ratio of total debt to EBITDA) throughout the term of the Senior Secured Credit Facility.  In addition, the Senior Secured Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of December 31, 2009, we were in compliance with all debt covenants and expect to remain in compliance.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2009, we had issued letters of credit totaling $3.5 million under the Senior Secured Credit Facility.  As we had no borrowings under the revolving loan at December 31, 2009, total undrawn availability under the Senior Secured Credit Facility as of December 31, 2009 was $121.5 million. Terms of the credit facility are further discussed in Note 6 to the accompanying consolidated financial statements.

Term and revolving loans borrowed as LIBOR-based loans bear interest at a rate of LIBOR plus 4%, and term and revolving loans borrowed as U.S. base rate loans bear interest at the base rate plus 3%.  There is a LIBOR floor of 2.5%, and a base rate floor of 4%.  The margin for revolving loans will decrease by 50 basis points if Hexcel’s leverage ratio decreases below 2 to 1, and will decrease an additional 25 basis points if Hexcel’s leverage ratio decreases below 1.75 to 1.  The term loan was borrowed at closing and once repaid cannot be reborrowed.  The term loan is now scheduled to be repaid at a rate of approximately $1.8 million per quarter starting in the second quarter of 2011 and increasing to $14.7 million in August 2013 with two final payments of $44.0 million in 2014. In September 2009, we prepaid $8.8 million of the term loan which represented the first four scheduled quarterly payments which resulted in $0.2 million of accelerated amortization of deferred financing costs.  In January 2010, we paid down the term loan by $30 million, which included a $26.4 million mandatory payment based on 50% of the cash flow generated in 2009, as defined in the agreement, and the $1.8 million required payment due in December 2010.  At December 31, 2009, the Company had no borrowings outstanding under the revolving loan.

We have a $5.0 million borrowing facility for working capital needs of our Chinese entity with an outstanding balance of $3.0 million at December 31, 2009.  These funds can only be used locally, accordingly we do not include this facility in our borrowing capacity disclosures.  The facility expires on November 20, 2010 and is guaranteed by Hexcel Corporation.

Operating Activities:  We generated $172.8 million in cash from operating activities during 2009, an increase of $75.3 million from 2008 predominantly from working capital efficiencies.  Decreases in accounts receivable and inventories contributed $70.2 million.  This was partly offset by decreases in accounts payable and accrued liabilities of $28.1 million and increases in other current assets.  The positive changes in working capital requirements are attributable to the decline in sales during the year along with strong collections of outstanding accounts receivable and improved inventory control.

Net cash generated from operating activities during 2008 was $97.5 million.  Net income plus non-cash items contributed $145.0 million of cash flow.  This was partly offset by increased working capital requirements primarily due to the 13% sales growth during 2008.  Other uses of cash during 2008 included $7.5 million of tax payments related to the sale in 2007 of the European architectural business and the $7.1 million final cash contribution to the U.S. defined pension plan.

Net cash generated from operating activities during 2007 was $100.9 million.  We made contributions to our post retirement plans during 2007 of $13.0 million, including $5.9 million specifically related to our U.S. qualified pension plan.

Investing Activities:  Net cash used for investing activities was $104.4 million in 2009 compared to $153.6 million in 2008.  We made cash payments for capital expenditures of $98.4 million and $175.9 million during 2009 and 2008, respectively, primarily related to our carbon fiber expansion programs, discussed in further detail below.  We also increased our ownership in the ACM joint venture to a 50% interest.  During 2008, we received total proceeds of $22.3 million from the sale of our interest in BHA. Capital expenditures in 2010 are expected to be less than $75 million.  Net cash used for investing activities was $100.9 million in 2007.  We made capital expenditures of $115.2 million and we received proceeds of $84.0 million in connection with the sales of our EBGI and European Architectural businesses.

Financing Activities:  Financing activities used $12.7 million of net cash in 2009 compared with $80.1 million of cash provided in 2008.  This year, we refinanced our Senior Secured Credit Facility and received $171.5 million of proceeds from a new term loan.  The new borrowings were used to repay $167.0 million of term loans existing under the previous facility and $10.3 million of debt issuance costs related to the refinancing.  We reduced the term loan balance by $10.9 million, making one scheduled repayment and four voluntary prepayments.  In addition we borrowed $3.0 million from our Chinese working capital line of credit.  During 2008, we received $79.3 million of proceeds from our Senior Secured Credit Facility in order to fund our cash needs.  Net cash used for financing activities in 2007 was $75.5 million.  This use of cash was primarily due to repayments of long-term debt totaling $96.2 million during the year, generated from the asset sales mention above.  During 2007, we received $21.3 million of cash from activity under stock plans.

Financial Obligations and Commitments:  As of December 31, 2009, current maturities of notes payable and capital lease obligations were $33.5 million.  The next significant scheduled debt maturity will not occur until 2013, in the amount of $14.7 million plus any outstanding balance on the revolving loan.  Our next scheduled term loan payment of $0.1 million is due in February 2011.  We have several capital leases for buildings with expirations through 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing equipment and facilities are leased under operating leases.

Total letters of credit issued and outstanding under the Senior Secured Credit Facility were $3.5 million as of December 31, 2009.  We had no letters of credit issued separately from this credit facility.

The following table summarizes the scheduled maturities as of December 31, 2009 of financial obligations and expiration dates of commitments for the years ended 2009 through 2013 and thereafter.

(In millions)	2010	2011	2012	2013	2014	Thereafter	Total
Senior secured credit facility — revolver due 2010	$—	$—	$—	$—	$—	$—	$—
Senior secured credit facility — term B loan due 2014 (a)	30.0	5.6	7.4	33.0	88.1	—	164.1
Working capital facility	3.0						3.0
6.75% senior subordinated notes due 2015	—	—	—	—	—	225.0	225.0
Capital leases and other	0.5	0.8	0.3	—	—	2.0	3.6
Subtotal	33.5	6.4	7.7	33.0	88.1	227.0	395.7
Operating leases	11.2	7.8	6.3	5.9	5.2	14.2	50.6
Total financial obligations	$44.7	$14.2	$14.0	$38.9	$93.3	$241.2	$446.3

Letters of credit	$3.5	$—	$—	$—	$—	$—	$3.5
Interest payments	22.5	22.3	21.9	21.6	17.3	1.2	106.8
Estimated benefit plan contributions	8.1	8.0	10.4	9.0	9.1	61.4	106.0
Other (b)	4.5	1.3	1.0	1.0	0.5	—	8.3
Total commitments	$88.3	$45.8	$47.3	$70.5	$120.2	$303.8	$670.9

(a) $30.0 million for 2010 represents mandatory and voluntary prepayments made in January 2010.

(b) Other represents estimated spending for environmental matters at known sites.

As of December 31, 2009, we had $19.4 million of unrecognized tax benefits.  This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution.  The resolution or settlement of these tax positions with the taxing authorities is at various stages.  We estimate that we will settle certain tax audits in 2010 and have classified $2.4 million of the unrecognized tax benefit as a current liability.  We are unable to make a reliable estimate of the eventual cash flows of the remaining $17.0 million of unrecognized tax benefits.

For further information regarding our financial obligations and commitments, see Notes 6, 7, 8, 13 and 14 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

Our total allowance for doubtful accounts at December 31, 2009 and 2008 was $1.9 million and $2.1 million, respectively, representing approximately 1.2% and 1.1% of gross accounts receivable at December 31, 2009 and December 31, 2008, respectively.

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

Our inventory reserves at December 31, 2009 and 2008 were $23.9 million and $23.2 million, respectively, representing 13.2% and 10.6% of gross inventories at December 31, 2009 and 2008, respectively.

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

Our accrual for product warranties at December 31, 2009 and 2008 was $3.7 million and $3.8 million, respectively.  Our product warranty expense was $0.6 million, $1.4 million and $1.8 million for the years ended 2009, 2008 and 2007, respectively.

Deferred Tax Assets

As of December 31, 2009 we have $104.6 million in net deferred tax assets consisting of deferred tax assets of $156.6 million offset by deferred tax liabilities of $21.2 million and a valuation allowance of $30.8 million. As of December 31, 2008, we had $119.8 million in net deferred tax assets consisting of deferred tax assets of $156.1 million offset by deferred tax liabilities of $20.2 million and a valuation allowance of $16.1 million.

The determination of the required valuation allowance and the amount, if any, of deferred tax assets to be recognized involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies.  In particular, we are required to weigh both positive and negative evidence in determining whether a valuation allowance is required.  Positive evidence would include, for example, a strong earnings history, an event that will increase our taxable income through a continuing reduction in expenses, and tax planning strategies indicating an ability to realize deferred tax assets.  Negative evidence would include, for example, a history of operating losses and losses expected in future years.

Included in the 2008 provision were certain tax benefits relating to the implementation of tax planning strategies which enabled the Company to revise its estimate of U.S. net operating loss (NOL) and foreign tax credit (FTC) carry-forwards expected to be realized in the future. The tax provision for the year included $26.2 million of net tax benefits primarily attributable to changing prior year foreign taxes paid from a deduction to a credit and the reversal of valuation allowances against net operating losses and the reinstatement of net operating losses which were previously written off. The Company has additional FTCs for which we have recorded valuation allowances, but we will not reverse these valuation allowances until such time that we believe it is more likely than not that they are realizable.

In addition to the valuation allowance against the FTC described above, the valuation allowance as of December 31, 2009 relates to certain net operating loss carryforwards of our foreign subsidiaries, general business credits, and state net operating loss carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2009 of $19.4 million, relate to various Foreign and U.S. jurisdictions.  Included in the unrecognized tax benefits of $19.4 million at December 31, 2009 was $16.1 million of tax benefits that, if recognized, would impact our annual effective tax rate.  In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the condensed consolidated statements of operations.  During 2009, we accrued potential interest of $0.2 million, net of reversals, related to unrecognized tax benefits.  We have recorded a liability of $2.8 million for the payment of interest as of December 31, 2009.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for prior years; however the U.S. tax returns have been audited through 2006 and currently tax year 2007 is under audit. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2002 onward), Belgium (2003 onward), France (2007 onward), Spain (2004 onward) and UK (2007 onward).  We are currently under examination in various U.S. state and foreign jurisdictions.

As of December 31, 2009, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2003 onward, some of which are currently under examination by certain European and U.S. taxing authorities.  We are unable to provide an estimate of possible change to the unrecognized tax benefits related to these tax positions.  As of December 31, 2009, we classified approximately $2.4 million of unrecognized tax benefits as a current liability, representing income tax positions under examination in various jurisdictions which we expect to settle over the next twelve months.

We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the resolutions of audits and the passing of the certain statutes of limitations.

Long-Lived Assets and Goodwill

We have significant long-lived assets.  We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The assessment of possible impairment is based upon our ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires estimates of these cash flows and fair value.  The calculation of fair value is determined based on discounted cash flows.  In determining fair value a considerable amount of judgment is required to determine discount rates, market premiums, financial forecasts, and asset lives.  In 2007, the impairment review indicated the fair value of certain purchased intangible assets and fixed assets were less than the carrying amount of the assets, we therefore recorded an impairment charge of $3.0 million during the fourth quarter of 2007.  No impairment charges were recorded in either 2009 or 2008.

In addition, we review goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  We have four reporting units within the Composite Materials segment, each of which are components that constitute a business for which discrete financial information is available and for which appropriate management regularly reviews the operating results.  Within the Engineered Products segment, the reporting unit is the segment as it comprises only a single component.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  Fair value is calculated using discounted cash flows, based on a discount rate derived from the weighted average cost of capital for other companies in the industry adjusted to the higher end of the range to represent the companies more comparable in size to Hexcel.  The other assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, and perpetual growth rates, among others, all of which require significant judgments by management.  Future cash flows can be affected by changes in industry or market conditions.  During the fourth quarter of 2009, we updated valuations for all reporting units with goodwill using discounted cash flow analyses, based upon estimated forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates.  As a result of these valuations, we determined that goodwill was not impaired.

Share-Based Compensation

                        Restricted stock units (“RSUs”) are grants that entitle the holder to shares of common stock as the award vests (generally over three years).  Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the extent to which we achieve a specified performance target.  At the end of the performance period, the number of shares of stock to be issued will be determined based on the extent to which the pre-determined performance criteria is met, and can range between 0% and 150% of the target amount for PRSUs issued prior to 2008 and between 0% and 200% of the target amount for PRSUs issued in 2008 and 2009.  The awards for 2008 and prior are based on a two-year performance period, with the awards generally vesting after a subsequent one-year service period.  Based on the formula, no PRSUs were earned for the 2008 award.  The 2009 award is based on a three-year performance period (2009-2011) that provides for segmentation in which each of the three performance periods have one or more performance measures identical to those under the management incentive plan, limited by the achievement of the cumulative performance target for the three-year period. The final performance percentage, on which the payout will be based, considering performance metrics established for the performance period, will be certified by our Board of Directors or a Committee of the Board after the conclusion of the performance period.

We use the Black-Scholes model to value compensation expense for all option-based payment awards made to employees and directors based on estimated fair values on the grant date.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations.  We determine the expected option life for each grant based on ten years of option activity for two separate groups of employees (executive and non-executive).  The weighted-average expected life is derived from the average midpoint between the vesting and the contractual term and considers the effect of both the inclusion and exclusion of post-vesting cancellations during the ten-year period.  Expected volatility is calculated based on a blend of both historic volatility of our common stock and implied volatility of our traded options.  We weigh both volatility inputs equally and utilize the average as the volatility input for the Black-Scholes calculation.  The risk-free interest rate for the expected term is based on the U.S. Treasury zero coupon rate yield curve in effect at the time of grant.  No dividends were paid in any period; furthermore, we do not plan to pay any dividends in the foreseeable future.

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

Our estimate of liability as a potentially responsible party (“PRP”) and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2009 and 2008, our aggregate environmental related accruals were $8.3 million and $9.2 million, respectively. As of December 31, 2009 and 2008, $4.5 million and $3.8 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $12.8 million and $14.1 million at December 31, 2009 and 2008, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation reserve activity for the three years ended December 31, 2009 as follows:

	For the year ended
(In millions)	December 31, 2009	December 31, 2008	December 31, 2007
Beginning remediation accrual balance	$9.2	$3.2	$5.3
Current period expenses (a)	1.9	8.7	0.6
Cash expenditures	(2.8)	(2.7)	(2.7)
Ending remediation accrual balance	$8.3	$9.2	$3.2

Capital expenditures for environmental matters	$4.8	$7.3	$2.3

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

We attempt to net individual exposures, when feasible, taking advantage of natural offsets.  In addition, we employ interest rate swap agreements, cross-currency swap agreements and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified interest rates and net currency exposures.  The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates, but does not eliminate such risks.  We do not use financial instruments for trading or speculative purposes.

Interest Rate Risks

Our long-term debt bears interest at both fixed and variable rates.  From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt.  These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates.  Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2009 of $26.1 million would have decreased to $25.8 million and increased to $26.4 million, respectively.  The interest rates related to the refinancing in May 2009 contain a floor, consequently, a 10% increase or decrease would have no effect on interest expense for the remainder of 2009.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are included in income as a component of interest expense.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at December 31, 2009 and December 31, 2008 was a liability of $8.2 million and $7.3 million, respectively.  Net credits to interest expense of $0.3 million and $0.1 million related to the excluded portion of the derivative were recorded in 2009 and 2008, respectively.  Net charges to interest expense of $0.6 million and $1.5 million related to the interest coupons were recorded during 2009 and 2008, respectively.  The net amount of gains/losses included in the CTA adjustment during the reporting periods were a loss of $1.2 million, a gain of $3.2 million and a loss of $7.7 million in 2009, 2008 and 2007, respectively.  The impact of applying prescribed credit risk adjustments was immaterial for the three years.

Foreign Currency Exchange Risks

We operate nine manufacturing facilities in Europe, which generated approximately 50% of our 2009 consolidated net sales.  Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro.  We also conduct business or have joint venture investments in China, Malaysia, Japan and Australia, and sell products to customers throughout the world.

In 2009, our European subsidiaries had third-party sales of $557.5 million of which approximately 38% were denominated in U.S. dollars, 56% were denominated in Euros and 6% were denominated in British pounds.  While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability.  For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars but do not affect the profitability of the subsidiary in its functional currency.  The value of our investments in these countries could be impacted by changes in currency exchange rates over time, and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2009 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant.  The analysis covers all of our foreign currency hedge contracts.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have an immaterial impact on our results.  However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the GBP) continues and new hedges are layered in at the adverse rate, the impact would be more significant.  For example, had we not had any hedges in place for 2009, a 10% adverse movement would have reduced our operating income by approximately $10 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through May 2012.  The aggregate notional amount of these contracts was $100.1 million and $118.2 million at December 31, 2009 and 2008, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2009, hedge ineffectiveness was immaterial.  Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2009, 2008 and 2007 was as follows:

(In millions)	2009	2008	2007
Unrealized gains (losses) at beginning of period	$(8.9)	$3.2	$3.9
(Gains) losses reclassified to net sales	4.3	(1.3)	(3.1)
(Decrease) increase in fair value, net of tax	3.2	(10.8)	2.4
Unrealized gains (losses) at end of period	$(1.4)	$(8.9)	$3.2

Unrealized losses of $1.5 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of December 31, 2009 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  The impact of credit risk adjustments was immaterial for the three years.

In addition, non-designated foreign exchange forward contracts are used to hedge balance sheet exposures. The notional amounts outstanding at December 31, 2009 and 2008, respectively were U.S. $53.8 million and GBP 3.0 million against EUR, and U.S. $15.0 million and GBP 7.3 million against EUR. The change in fair value of these forward contracts are recorded in the consolidated statements of operations and were immaterial for the years 2009, 2008 and 2007.

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

New Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In December 2008 the FASB issued new authoritative guidance regarding employers’ disclosures about pension and postretirement benefit plan assets. This guidance adds required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets and (3) significant concentrations of risk. Additionally, employers are required to disclose information about the valuation of plan assets similar to that required under existing fair value guidance.  The Company adopted the new guidance as of December 31, 2009 and has expanded disclosures regarding our benefit plan assets in Note 8.

In March 2008, the FASB issued revised authoritative guidance concerning disclosures about derivative instruments and hedging activities.  The new guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The Company adopted the new guidance on January 1, 2009 and has expanded the disclosures regarding derivative instruments and hedging activities within Note 13.

In September 2006, the FASB issued new authoritative guidance regarding fair value measurements and the fair value option for financial assets and financial liabilities. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.  As of January 1, 2009, the Company adopted the guidance with respect to its non-financial assets and liabilities that are measured at fair value within the financial statements. See Note 21.

In May 2009, the FASB issued new authoritative guidance regarding Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new guidance became effective in the second quarter of 2009.  The Company has performed an evaluation of subsequent events through February 10, 2010, which is the date the financial statements were issued.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page 47.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Hexcel Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

February 10, 2010

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$110.1	$50.9
Accounts receivable, net	158.4	189.4
Inventories, net	157.2	195.3
Prepaid expenses and other current assets	35.4	45.1
Total current assets	461.1	480.7

Net property, plant and equipment	602.1	552.3
Goodwill and other intangible assets	56.7	56.0
Investments in affiliated companies	17.7	10.6
Deferred tax assets	85.6	88.3
Other assets	23.4	22.4

Total assets	$1,246.6	$1,210.3

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$33.5	$2.1
Accounts payable	74.3	120.5
Accrued compensation and benefits	43.5	47.2
Accrued interest	9.6	10.1
Other accrued liabilities	40.8	44.3
Total current liabilities	201.7	224.2

Long-term notes payable and capital lease obligations	358.8	392.5
Long-term retirement obligations	73.1	48.6
Other non-current liabilities	37.4	35.8
Total liabilities	671.0	701.1

Commitments and contingencies (see Note 14)

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares of stock authorized, 98.6 and 98.3 shares of stock issued and outstanding at December 31, 2009 and 2008, respectively	1.0	1.0
Additional paid-in capital	535.3	526.1
Retained earnings	71.0	14.6
Accumulated other comprehensive loss	(7.0)	(8.7)
	600.3	533.0
Less: Treasury stock, at cost, 2.0 and 1.9 shares at December 31, 2009 and 2008, respectively	(24.7)	(23.8)
Total stockholders’ equity	575.6	509.2
Total liabilities and stockholders’ equity	$1,246.6	$1,210.3

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2009	2008	2007

Net sales	$1,108.3	$1,324.9	$1,171.1
Cost of sales	859.8	1,035.7	888.1
Gross margin	248.5	289.2	283.0

Selling, general and administrative expenses	107.2	112.9	114.0
Research and technology expenses	30.1	31.4	34.2
Business consolidation and restructuring expenses	—	3.8	7.3
Other expense, net	7.5	10.2	12.6
Operating income	103.7	130.9	114.9

Interest expense, net	26.1	20.2	22.5
Income from continuing operations before income taxes, equity in earnings and discontinued operations	77.6	110.7	92.4

Provision for income taxes	22.0	15.6	33.4
Income from continuing operations before equity in earnings and discontinued operations	55.6	95.1	59.0

Equity in earnings from and gain on sale of investments in affiliated companies	0.7	16.1	4.3
Net income from continuing operations	56.3	111.2	63.3

Loss from discontinued operations, net of tax	—	—	(5.1)
Gain on sale of discontinued operations, net of tax	—	—	3.1
Net income	$56.3	$111.2	$61.3

Basic net income (loss) per common share:
Continuing operations	$0.58	$1.15	$0.67
Discontinued operations	—	—	(0.02)
Net income per common share	$0.58	$1.15	$0.65

Diluted net income (loss) per common share:
Continuing operations	$0.57	$1.14	$0.66
Discontinued operations	—	—	(0.02)
Net income per common share	$0.57	$1.14	$0.64

Weighted average common shares outstanding:
Basic	96.9	96.4	94.7
Diluted	98.2	97.6	96.5

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock		Accumulated	Accumulated
(In millions)	Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Shares	Total Stockholders’ Equity	Comprehensive Income
Balance, December 31, 2006	$1.0	$479.3	$(157.1)	$(1.8)	$(19.8)	$301.6
Net income			61.3			61.3	$61.3
Retained earnings adjustment - ASC 740			(1.6)			(1.6)	(1.6)
Currency translation adjustments				13.9		13.9	13.9
Net unrealized loss on financial instruments, net of tax				(0.7)		(0.7)	(0.7)
Change in post-retirement benefit plans, net of tax				21.2		21.2	21.2
Comprehensive income							$94.1
Activity under stock plans		34.0			(2.1)	31.9
Balance, December 31, 2007	$1.0	$513.3	$(97.4)	$32.6	$(21.9)	$427.6
Net income			111.2			111.2	$111.2
Pension obligation — ASC 715 measurement date adjustment, net of tax			0.8			0.8	0.8
Currency translation adjustments				(27.7)		(27.7)	(27.7)
Net unrealized loss on financial instruments, net of tax				(12.0)		(12.0)	(12.0)
Change in post-retirement benefit plans, net of tax				(1.6)		(1.6)	(1.6)
Comprehensive income							$70.7
Activity under stock plans		12.8			(1.9)	10.9
Balance, December 31, 2008	$1.0	$526.1	$14.6	$(8.7)	$(23.8)	$509.2
Net income			56.3			56.3	$56.3
Currency translation adjustments				10.1		10.1	10.1
Net unrealized gain on financial instruments, net of tax				6.7		6.7	6.7
Change in post-retirement benefit plans, net of tax				(15.1)		(15.1)	(15.0)
Comprehensive income							$58.0
Activity under stock plans		9.3			(0.9)	8.4
Balance, December 31, 2009	$1.0	$535.4	$70.9	$(7.0)	$(24.7)	$575.6

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2009	2008	2007
		(See Note1)	(See Note1)
Cash flows from operating activities of continuing operations
Net income	$56.3	$111.2	$61.3
Loss from discontinued operations, net of tax	—	—	(2.0)
Net income from continuing operations	56.3	111.2	63.3

Reconciliation to net cash provided by operating activities of continuing operations:
Depreciation and amortization	46.6	43.9	39.8
Amortization of debt discount and deferred financing costs	4.9	1.7	1.7
Deferred income taxes (benefit)	19.6	(6.5)	10.0
Business consolidation and restructuring expenses	—	3.8	7.3
Business consolidation and restructuring payments	(1.7)	(4.3)	(14.9)
Loss on early retirement of debt	—	—	1.1
Equity in earnings from and gain on sale of investments in affiliated companies	(0.7)	(16.2)	(4.3)
Share-based compensation	8.3	9.4	10.4
Excess tax benefits on share-based compensation	(0.7)	2.0	(7.1)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	31.8	(3.1)	(10.0)
Decrease (increase) in inventories	38.4	(20.1)	(19.1)
(Increase) decrease in prepaid expenses and other current assets	(7.3)	3.0	0.3
(Decrease) increase in accounts payable and accrued liabilities	(28.1)	(27.1)	15.6
Other, net	5.4	(0.2)	6.8
Net cash provided by operating activities of continuing operations	172.8	97.5	100.9

Cash flows from investing activities of continuing operations
Capital expenditures and deposits for capital purchases	(98.4)	(175.9)	(115.2)
Investment in affiliated companies	(6.0)	—	(2.0)
Proceeds from sale of an investment in an affiliated company	—	22.3	—
Insurance recoveries on property damage	—	—	1.2
Net proceeds from sale of discontinued operations	—	—	84.0
Net cash used for investing activities of continuing operations	(104.4)	(153.6)	(32.0)

Cash flows from financing activities of continuing operations
Borrowings from credit facility	3.0	—	—
Proceeds from senior secured credit facility — new term B loan	171.5	—	—
Repayment of senior secured credit agreement — term B and C loans	(167.0)	—	—
Repayment of senior secured credit agreement — new term B loan	(10.9)	—	—
Issuance costs related to new senior secured credit facility	(10.3)	—	—
Proceeds from senior secured credit facility — term C loan	—	79.3	—
Repayments and redemption of long-term debt	—	—	(96.2)
Capital lease obligations and other debt, net	0.3	(0.4)	(0.6)
Activity under stock plans and other	0.7	1.2	21.3
Net cash (used for) provided by financing activities of continuing operations	(12.7)	80.1	(75.5)

Net cash provided by operating activities of discontinued operations	—	—	7.2
Net cash used for investing activities of discontinued operations	—	—	(1.8)
Effect of exchange rate changes on cash and cash equivalents	3.5	(1.2)	3.6
Net increase in cash and cash equivalents	59.2	22.8	2.4
Cash and cash equivalents at beginning of year	50.9	28.1	25.7
Cash and cash equivalents at end of year	$110.1	$50.9	$28.1

Supplemental information (See Note 15):

Accrual basis additions to property, plant and equipment	$85.7	$177.3	$120.6

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Nature of Operations

Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, reinforcements, prepregs, honeycomb, matrix systems, adhesives and composite structures, for use in the Commercial Aerospace, Space and Defense and Industrial applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, bikes, skis and a wide variety of other industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Europe and Asia Pacific.  We are also an investor in a joint venture, which manufactures composite structures for commercial aerospace.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries after elimination of all intercompany accounts, transactions and profits.  An investment in an affiliated company, in which our interest is 50% and where we do not have the ability to exercise control over financial or operating decisions, nor are we the primary beneficiary, is accounted for using the equity method of accounting.

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

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2009 presentation.  Cash provided by operating activities for the years ended December 31, 2008 and 2007 was revised to $97.5 million and $100.9 million from the $98.9 million and $106.3 million, respectively,  previously reported, while cash used for investing activities decreased by the same amount.  Investing activities now include only cash payments for capital expenditures, whereas previously they included additions to property, plant and equipment on an accrual basis.  The adjustment to the cash basis is reflected in the change in accounts payable and accrued liabilities.

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

Property, Plant and Equipment

Property, plant and equipment, including capitalized interest applicable to major project expenditures, is recorded at cost.  Asset and accumulated depreciation accounts are eliminated for dispositions, with resulting gains or losses reflected in earnings.  Depreciation of plant and equipment is provided using the straight-line method over the estimated useful lives of the various assets.  The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment.  Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the remaining useful life of the related asset.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business. Goodwill is tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired.  The Company’s annual test for goodwill impairment is performed in the fourth quarter as of November 30, 2009.  Goodwill is reviewed for impairment utilizing a two-step process.  The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value.  A reporting unit is an operating segment or one level below an operating segment, for which discrete information is available and regularly reviewed by management.  If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed.  If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any.  In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

Fair value is calculated using discounted cash flows, based on a discount rate derived from the weighted average cost of capital for other companies in the industry adjusted to the higher end of the range to represent the companies more comparable in size to Hexcel.  The other assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, and perpetual growth rates, among others, all of which require significant judgments by management.

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

Impairment of Long-Lived Assets

The company reviews long-lived assets, including property, plant and equipment and identifiable intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable.  These indicators include: a significant decrease in the market price of a long-lived asset, a significant change in the extent or manner in which a long-lived asset is used or its physical condition, a significant adverse change in legal factors or business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount expected for the acquisition or construction of a long-lived asset , a current period operating or cash flow loss combined with a history of losses associated with a long-lived asset and a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated life.

The company also tests indefinite-lived intangible assets, consisting of purchased emissions credits, for impairment at least annually in the fourth quarter as of November 30, 2009.  If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

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

Investments

We have an investment in an affiliated company with an equity interest of 50%.  We believe that this affiliated company would be considered a variable interest entity (“VIEs”).  However, we do not control the financial or operating decisions of this company, nor do we consider ourselves the primary beneficiary of this entity.  As such, we account for our share of the operating performance of this affiliated company using the equity method of accounting.  Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses and the inability to recover the carrying value of the investment, thereby possibly requiring an impairment charge.  We review our investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  We record an investment impairment charge when the decline in value is considered to be other than temporary.

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt, which ranges from 4 to 10 years.  At December 31, 2009 and 2008, deferred debt financing costs were $11.9 million and $5.8 million, net of accumulated amortization of $4.6 million and $10.9 million, respectively, and are included in “other assets” in the consolidated balance sheets.

Share-Based Compensation

The fair value of the Restricted Stock Units (RSU’s) is equal to the market price of our stock at date of grant and is amortized to expense ratably over the vesting period.  Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the extent to which we achieve a specified performance target. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period.  A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.  We use the Black-Scholes model to value compensation expense for all option-based payment awards made to employees and directors based on estimated fair values on the grant date.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations.

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

Recognition of revenue on bill and hold arrangements occurs only when risk of ownership has passed to the buyer, a fixed written commitment has been provided by the buyer, the goods are complete and ready for shipment, the goods are segregated from inventory, no performance obligations remain and a schedule for delivery of goods has been established.  Revenues derived from design and installation services are recognized when the service is provided.  Revenues derived from long-term construction-type contracts are accounted for using the percentage-of-completion method, and progress is measured on a cost-to-cost basis.  If at any time expected costs exceed the value of the contract, the loss is recognized immediately.

Product Warranty

We provide for an estimated amount of product warranty at the point a claim is probable and estimable.  This estimated amount is provided by product and based on current facts, circumstances and historical warranty experience.  Warranty expense was $0.6 million, $1.4 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007 respectively.

Research and Technology

Significant costs are incurred each year in connection with research and technology (“R&T”) programs that are expected to contribute to future earnings.  Such costs are related to the development and, in certain instances, the qualification and certification of new and improved products and their uses.  R&T costs are expensed as incurred.

Income Taxes

We provide for income taxes using the liability approach.  Under the liability approach, deferred income tax assets and liabilities reflect tax net operating loss and credit carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized.  The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes.  When events and circumstances so dictate, we evaluate the realizability of our deferred tax assets and the need for a valuation allowance by forecasting future taxable income.  On January 1, 2007, we adopted accounting guidance, which requires that uncertain tax positions be sustainable under regulatory review by tax authorities assumed to have all relevant information, at a more likely than not level based upon its technical merits before any benefit can be recognized.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  Three customers and their related subcontractors accounted for more than half of our annual net sales for 2007 through 2009.  Refer to Note 17 for further information on significant customers.  We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables.  We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.  As of December 31, 2009 and 2008, the allowance for doubtful accounts was $1.9 million and $2.1 million, respectively.  Bad debt expense was immaterial for all years presented.

Derivative Financial Instruments

We use various financial instruments, including foreign currency forward exchange contracts, cross-currency swap agreements and interest rate swap agreements, to manage our exposure to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions or underlying debt instruments.  We mark our foreign exchange forward contracts to fair value.  The change in the fair value is recorded in current period earnings.  When the derivatives qualify, we designate our foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and report the effective portions of changes in fair value of the instruments in “accumulated other comprehensive loss” until the underlying hedged transactions affect income.  We designate our interest rate swap agreements as fair value or cash flow hedges against specific debt instruments and recognize interest differentials as adjustments to interest expense as the differentials may occur.  Cross-currency swap agreements are used as hedges of portions of our net investment in foreign operations and to the extent effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are included in operating income as a component of interest expense.  We do not use financial instruments for trading or speculative purposes.

In accordance with accounting guidance, we recognize all derivatives as either assets or liabilities on our balance sheet and measure those instruments at fair value.

Self-insurance

We are self-insured up to specific levels for medical and health insurance and certain workers’ compensation plans.  Accruals are established based on actuarial assumptions and historical claim experience, and include estimated amounts for incurred but not reported claims.

New Accounting Pronouncements

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

In October 2009, the FASB issued new authoritative guidance regarding “Revenue Recognition — Multiple Deliverable Revenue Arrangements”. This update provides amendments for separating consideration in multiple deliverable arrangements and removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations.

Recently Adopted Accounting Pronouncements

In March 2008, the FASB issued revised authoritative guidance concerning disclosures about derivative instruments and hedging activities.  The new guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The Company adopted the new guidance on January 1, 2009 and has expanded the disclosures regarding derivative instruments and hedging activities within Note 13.

In September 2006, the FASB issued new authoritative guidance regarding fair value measurements and the fair value option for financial assets and financial liabilities. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. As of January 1, 2009, the Company adopted the guidance with respect to its non-financial assets and liabilities that are measured at fair value within the financial statements. See Note 21.

In May 2009, the FASB issued new authoritative guidance regarding Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new guidance became effective in the second quarter of 2009.  The Company has performed an evaluation of subsequent events through February 10, 2010, which is the date the financial statements were issued.

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

In December 2008 the FASB issued new authoritative guidance regarding employers’ disclosures about postretirement benefit plan assets. This guidance adds required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets and (3) significant concentrations of risk. Additionally, employers are required to disclose information about the valuation of plan assets similar to that required under existing fair value guidance.  The new guidance is effective for our fiscal year ending December 31, 2009.  The principal impact from this new guidance is the expanded disclosures included in Note 8.

Note 2 — Inventories

	December 31,
(In millions)	2009	2008
Raw materials	$72.7	$89.2
Work in progress	36.8	52.0
Finished goods	71.6	77.3
Total inventories, gross	181.1	218.5
Inventory allowances	(23.9)	(23.2)
Total inventories, net	$157.2	$195.3

Note 3 — Net Property, Plant and Equipment

	December 31,
(In millions)	2009	2008
Land	$32.5	$31.7
Buildings	241.5	242.3
Equipment	597.9	539.8
Construction in progress	173.2	157.9
Property, plant and equipment	1,045.1	971.7
Less accumulated depreciation	(443.0)	(419.4)
Net property, plant and equipment	$602.1	$552.3

Depreciation expense related to property, plant and equipment for the years ended December 31, 2009, 2008 and 2007, was $46.6 million, $43.9 million, and $39.6 million, respectively.  Capitalized interest of $5.6 million and $4.0 million for 2009 and 2008 was included in construction in progress and is associated with our carbon fiber expansion programs.  Capitalized costs associated with software developed for internal use were $1.7 million and $1.4 million for 2009 and 2008, respectively.

Note 4 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2009 and 2008, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2007	$40.7	$16.1	$56.8
Currency translation adjustments and other	(0.8)	—	(0.8)
Balance as of December 31, 2008	$39.9	$16.1	$56.0
Currency translation adjustments and other	0.7	—	0.7
Balance as of December 31, 2009	$40.6	$16.1	$56.7

During the fourth quarter of 2009, we performed our annual impairment review of goodwill as of November 30, 2009.  The review indicated that the estimated fair market value of reporting units exceeded the carrying value of the net assets of those reporting units and therefore no impairment was indicated.  The goodwill and intangible asset balances as of December 31, 2009 includes $2.2 million of indefinite-lived intangible assets and $54.5 million of goodwill.

Note 5 — Investments in Affiliated Companies

As of December 31, 2009, we have a 50% equity ownership investment in an Asian joint venture Asian Composites Manufacturing Sdn. Bhd. (“ACM”).  In September 2009, we increased our ownership percentage from 33.33% to 50%. Concurrently, Boeing Worldwide Operations Limited, the other existing equity investor also increased its ownership percentage to 50%.  In connection therewith, we have considered the applicable accounting and disclosure requirements and believe that these investments would be considered “variable interest entities.”  However, we do not control the financial or operating decisions of this company, nor do we consider ourselves the primary beneficiary of this entity.  As such, we account for our share of the operating performance of this affiliated company using the equity method of accounting.  The Company previously owned an equity ownership investment in a second joint venture in Asia that was sold in July 2008.  Equity in earnings from and gain on sale of investments in affiliated companies during 2008 included a pre-tax gain of $12.5 million from the sale of our interest to our joint venture partner for $22.3 million in cash.  As the joint venture is not a significant subsidiary, separate summarized financial information is unaudited.

Summarized condensed combined balance sheets of our joint venture ownership interests as of December 31, 2009 and 2008, and summarized condensed combined statements of operations for periods of our ownership during the three years ended December 31, 2009, are as follows:

(In millions)
Summarized Condensed Combined Balance Sheets	2009	2008
Current assets	$16.2	$12.3
Non-current assets	39.2	34.4
Total assets	$55.4	$46.7

Current liabilities	$22.0	$16.1
Non-current liabilities	—	—
Total liabilities	22.0	16.1

Partners’ equity	33.4	30.6
Total liabilities and partners’ equity	$55.4	$46.7

(In millions)
Summarized Condensed Combined Statements of Operations	2009	2008 (a)	2007 (a)
Net sales	$39.2	$45.0	$62.9
Cost of sales	32.9	37.1	47.3
Gross profit	6.3	7.9	15.6
Other costs, expenses and (income)	4.7	(1.2)	5.4
Net income	$1.6	$9.1	$10.2

(a) Includes financial data for any periods where we held an equity interest in BHA Aero Composite Parts Co., Ltd.

Summary information related to our investment in Asian Composites as of December 31, 2009 and 2008 is as follows:

	(Unaudited)
(In millions)	2009	2008
Equity ownership	50.0%	33.33%
Revenues	$39.2	$27.9
Net income	$1.6	$5.9
Equity investment balance	$17.7	$10.6
Accounts receivable balance	$1.8	$0.5
Accounts payable balance	$—	$0.2

For the years ended December 31, 2009, 2008 and 2007, we had sales to Asian Composites of $6.3 million, $4.7 million and $5.6 million, respectively, and purchases of materials totaling $17.5 million, $15.1 million and $18.3 million, respectively.  Apart from any outstanding accounts receivable balance and our investment in this joint venture, we have no other significant exposure to loss related to Asian Composites.

Note 6 - Notes Payable

(In millions)	December 31, 2009	December 31, 2008
Foreign operation’s working capital line of credit	$3.0	$—
Current maturities of capital lease and other obligations	0.5	0.4
Current maturities of senior secured credit facility	30.0	1.7
Notes payable and current maturities of long-term liabilities	33.5	2.1

Senior secured credit facility — new term B loan due 2014	131.0	—
Capital lease and other obligations	2.8	2.5
Senior secured credit facility — term B loan	—	86.5
Senior secured credit facility — term C loan	—	78.5
6.75% senior subordinated notes due 2015	225.0	225.0
Long-term notes payable and capital lease obligations	358.8	392.5
Total notes payable and capital lease obligations	$392.3	$394.6

Estimated Fair Values of Notes Payable

The approximate, aggregate fair value of our notes payable as of December 31, 2009 and 2008 were as follows:

(In millions)	December 31, 2009	December 31, 2008
6.75% senior subordinated notes, due 2015	$216.0	$171.0
Senior secured credit facility — New Term B loan due 2014	$161.0	$—
Senior secured credit facility — Term B loan	$—	$76.0
Senior secured credit facility — Term C loan	$—	$73.0

The aggregate fair values of the notes payable were estimated on the basis of quoted market prices.

Senior Secured Credit Facility

On May 21, 2009, Hexcel Corporation entered into a new $300 million senior secured credit facility (“Senior Secured Credit Facility”), consisting of a $175 million term loan and a $125 million revolving loan.  The term loan matures on May 21, 2014 and the revolving loan matures on May 21, 2013.  Hexcel has the option of selecting either a LIBOR-based (the current option used) or U.S. domestic-based interest rate for each of the term loan and the revolving loans.  Term and revolving loans borrowed as LIBOR-based loans bear interest at a rate of LIBOR plus 4%, and term and revolving loans borrowed as U.S. base rate loans bear interest at the base rate plus 3%.  There is a LIBOR floor of 2.5%, and a base rate floor of 4%.  The margin for revolving loans will decrease by 50 basis points if Hexcel’s leverage ratio decreases below 2 to 1, and will decrease an additional 25 basis points if Hexcel’s leverage ratio decreases below 1.75 to 1.  The term loan was borrowed at closing and once repaid cannot be reborrowed.    Depending upon our leverage ratio, there may be a mandatory repayment each year based on 50% of the cash flow generated for the year, as defined in the agreement.   The mandatory repayment for the year ended December 31, 2009 is $26.4 million.  In January 2010 we paid down the term loan by $30 million, which included the $26.4 million mandatory amount plus an additional $3.6 million as a voluntary prepayment.  The term loan is now scheduled to be repaid at a rate of approximately $1.8 million per quarter starting in the second quarter of 2011 and increasing to $14.7 million in August and November 2013 with two final payments of $44.0 million in 2014.  Previously, in September 2009, we prepaid $8.8 million of the term loan which represented the next four scheduled quarterly payments.

Proceeds from the term loan, and from an initial borrowing under the revolving loan, were used to repay all amounts, and terminate all commitments, outstanding under Hexcel’s former credit agreement and to pay fees and expenses in connection with the refinancing.  The Company incurred $10.3 million in issuance costs related to the refinancing of the Senior Secured Credit Facility, which will be expensed over the life of the new facility, and recorded $1.7 million in  interest expense related to the write-off of deferred financing costs associated with the previous credit facility.  At December 31, 2009, the Company had no borrowings outstanding under the revolving loan.

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

In accordance with the terms of the Senior Secured Credit Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 2.75 (based on the ratio of total debt to EBITDA) throughout the term of the Senior Secured Credit Facility.  In addition, the Senior Secured Credit Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of December 31, 2009, we were in compliance with all debt covenants.

The Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40 million.  Any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2009, we had issued letters of credit totaling $3.5 million under the Senior Secured Credit Facility.  As we had no borrowings under the revolving loan at December 31, 2009, total undrawn availability under the Senior Secured Credit Facility as of December 31, 2009 was $121.5 million.

6.75% Senior Subordinated Notes, due 2015

On February 1, 2005, we issued 6.75% senior subordinated notes due 2015. The senior subordinated notes are unsecured senior subordinated obligations of Hexcel Corporation.  Interest accrues at the rate of 6.75% per annum and is payable semi-annually in arrears on February 1 and August 1.  The senior subordinated notes mature on February 1, 2015.  We will have the option to redeem all or a portion of the senior subordinated notes at any time during the one-year period beginning February 1, 2010 at 103.375% of principal plus accrued and unpaid interest.  This percentage decreases to 102.25% for the one-year period beginning February 1, 2011, to 101.125% for the one-year period beginning February 1, 2012 and to 100.0% any time on or after February 1, 2013.  In the event of a “change of control” (as defined in the indenture), we are generally required to make an offer to all noteholders to purchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest.

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

Other Credit Facility

We have a $5.0 million borrowing facility for working capital needs of our Chinese entity with an outstanding balance of $3.0 million on December 31, 2009. These funds can only be used locally, accordingly we do not include this facility in our borrowing capacity disclosures.  The facility expires on November 20, 2010 and is guaranteed by Hexcel.

Aggregate Maturities of Notes Payable

The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations but including the accretion of the original issue discount, as of December 31, 2009.  See Note 7 for capital lease obligation maturities.

Payable during the years ending December 31:	(In millions)
2010	$33.3
2011	6.0
2012	7.4
2013	33.0
2014	88.1
Thereafter	225.0
Total notes payable	$392.8

Note 7 - Leasing Arrangements

We have entered into several capital leases for buildings with expirations through 2012, and with an obligation of $2.6 million as of December 31, 2009. The related assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2009 and 2008, were:

(In millions)	2009	2008
Property, plant and equipment	$4.0	$5.8
Less accumulated depreciation	(1.5)	(3.1)
Net property, plant and equipment	$2.5	$2.7

Capital lease obligations	$2.6	$2.9
Less current maturities	(0.2)	(0.4)
Long-term capital lease obligations, net	$2.4	$2.5

In addition to the capital leases above, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.  We recognize rental expense on operating leases straight-line over the term of a lease.  Total rental expense was $13.1 million in 2009, $13.4 million in 2008 and $11.4 million in 2007.

Scheduled future minimum lease payments as of December 31, 2009 were:

(In millions)	Type of Lease
Payable during the years ending December 31:	Capital	Operating
2010	$0.4	$11.2
2011	0.4	7.8
2012	0.3	6.3
2013	—	5.9
2014	—	5.2
Thereafter	2.0	14.2
Total minimum lease payments	3.1	$50.6
Less amounts representing interest	0.5
Present value of future minimum capital lease payments	$2.6

Note 8 — Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former European employees, as well as nonqualified defined benefit retirement plans and a retirement savings plans covering eligible U.S. employees, and participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In addition, we provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Our U.S. qualified defined benefit plan was terminated as of April 1, 2007.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The rate of compensation increase for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  The rates used have dropped slightly over the past three years and are expected to drop an additional 75 basis points for 2010.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and termination rates are based primarily on actual plan experience.  The mortality table used for the U.S. plans is based on the RP2000 Mortality Table projected to 2012 and for the U.K. Plans the PMA/PFA 92 YOBMC mortality table is used.

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

U.S. Defined Benefit Retirement Plans

During 2007, we obtained approval from the Pension Benefit Guaranty Corporation to proceed with the termination of the U.S. Qualified Defined Benefit Plan.  In December 2007 we began the process of distributing lump-sum benefit payments and purchasing annuity contracts for all of the U.S. qualified plan participants.  During December, we distributed $19.7 million out of the pension fund in the form of lump-sum payments and recognized pension expense of $9.4 million relating to the settlement of benefit obligations, which is included in “Other expense, net” on the accompanying consolidated statements of operations.  Additional lump-sum payments of $6.9 million were made during the first quarter of 2008 to complete the settlement of our pension benefit obligation, for which the Company incurred $2.6 million of pension expense.  The additional $6.9 million of cash payments were funded by Hexcel.  Cash contributions to the plan in 2007 were $5.9 million.

Our funding policy for the nonqualified defined benefit retirement plans covering certain current and former U.S. employees is generally to pay benefits as they are incurred.  Under the provisions of these plans, we expect to contribute approximately $1.0 million in 2010 to cover unfunded benefits.

U.S. Retirement Savings Plan

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

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996.  Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred.  Under the provisions of these plans, we expect to contribute approximately $1.1 million in 2010 to cover unfunded benefits.

European Defined Benefit Retirement Plans

We maintain defined benefit retirement plans in the United Kingdom, Belgium, and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”) is the largest of the European plans, which represented approximately 76% of the total 2009 net periodic benefit cost for European plans.  The U.K. plan was closed to new members as of March 31, 2007 and, thereafter, new employees in the UK may enter a defined contribution benefit plan where fixed employee contributions are matched by the Company.

As of December 31, 2009, 60% of the total assets of the European Plans were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  We use long-term historical actual return experience to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of our European Plans.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the European Plans for the 2010 plan year will be 6.19%.  We plan to contribute approximately $6.0 million to the European Plans during the 2010 plan year.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our U.S. retirement savings plans for the three years ended December 31, 2009 is detailed in the table below.

(In millions)	2009	2008	2007
Defined benefit retirement plans (a)	$7.8	$8.5	$23.2
Union sponsored multi-employer pension plan	0.6	0.6	0.6
Retirement savings plans-matching contributions	2.4	2.0	2.4
Retirement savings plans-profit sharing contributions	5.4	4.7	6.6
Net periodic expense	$16.2	$15.8	$32.8

(a) Defined benefit retirement plan expense for 2007, includes $9.4 million of expense related to the settlement of the U.S. qualified pension plan.

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2009, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2009	2008	2007	2009	2008	2007
Service cost	$1.9	$1.6	$1.1	$3.2	$4.2	$4.6
Interest cost	1.0	1.0	2.0	6.1	7.0	7.0
Expected return on plan assets	—	—	(0.8)	(5.0)	(7.8)	(8.1)
Net amortization	0.2	0.1	1.6	0.4	(0.2)	1.4
Curtailment and settlement loss	—	2.6	10.2	—	—	—
Net periodic pension cost	$3.1	$5.3	$14.1	$4.7	$3.2	$4.9

U.S. Postretirement Plans	2009	2008	2007
Service cost	$0.1	$0.1	$0.1
Interest cost	0.6	0.6	0.7
Net amortization and deferral	(0.3)	(0.2)	(0.1)
Curtailment and settlement gain	—	—	0.2
Net periodic postretirement benefit cost	$0.4	$0.5	$0.9

(In millions)	For the Year Ended December 31, 2009
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income	U.S. Plans	European Plans	Postretirement Plans
Net loss	$3.9	$17.0	$0.2
Amortization of actuarial losses	(0.1)	(0.8)	—
Amortization of prior service (credit) cost	(0.1)	0.3	0.2
Effect of foreign exchange	—	1.9	—
Total recognized in other comprehensive income (pre-tax)	$3.7	$18.4	$0.4

The Company expects to recognize $2.3 million of net actuarial loss and $0.2 million of net prior service credit as a component of net periodic pension cost in 2010 for its defined benefit plans.  The recognition of net prior service credit and net actuarial loss as a component of net periodic postretirement benefit cost in 2010 is expected to be immaterial.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2009 and 2008, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2009	2008	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation - beginning of year	$17.1	$22.1	$97.4	$134.4	$10.9	$11.4
Service cost	1.9	1.6	3.2	4.2	0.1	0.1
Interest cost	1.0	1.0	6.1	7.0	0.6	0.6
ASC 715 measurement date adoption	—	—	—	2.6	—	—
ASC 715 gap period benefit payments, contributions and expenses	—	—	—	(0.8)	—	—
Plan participants’ contributions	—	—	0.1	0.2	0.4	0.4
Actuarial loss (gain)	3.9	(0.2)	24.4	(13.3)	0.2	(0.4)
Benefits and expenses paid	(0.6)	(0.5)	(5.0)	(5.0)	(1.0)	(1.2)
Settlement	—	(6.9)	(0.4)	—	—	—
Currency translation adjustments	—	—	8.8	(31.9)	—	—
Benefit obligation - end of year	$23.3	$17.1	$134.6	$97.4	$11.2	$10.9
Change in plan assets:
Fair value of plan assets - beginning of year	$	$0.4	$74.2	$119.6	$—	$—
ASC 715 gap period benefit payments, contributions and expenses	—		—	(0.8)
Actual return on plan assets	—	—	12.5	(17.6)	—	—
Employer contributions	0.6	7.0	4.7	5.4	0.6	0.8
Plan participants’ contributions	—	—	0.1	0.2	0.4	0.4
Benefits and expenses paid	(0.6)	(0.5)	(5.0)	(5.0)	(1.0)	(1.2)
Currency translation adjustments	—	—	7.2	(27.6)	—	—
Settlement	—	(6.9)	(0.4)	—	—	—
Fair value of plan assets - end of year	$—	$—	$93.3	$74.2	$—	$—
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$1.0	$1.0	$0.7	$1.1	$1.1	$1.1
Non-current liabilities	22.3	16.7	40.7	22.1	10.1	9.8
Total Liabilities	$23.3	$17.7	$41.4	$23.2	$11.2	$10.9

Amounts recognized in Accumulated Other Comprehensive Income:
Actuarial net (loss) gain	$(5.4)	$(1.6)	$(40.9)	$(22.2)	$0.5	$0.7
Prior service credit (cost)	(0.4)	(0.5)	6.1	5.8	0.4	0.6
Total amounts recognized in accumulated other comprehensive (loss) income	$(5.8)	$(2.1)	$(34.8)	$(16.4)	$0.9	$1.3

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2009. In accordance with the measurement date adoption provisions of new authoritative guidance, in 2008 the U.K. plan changed its measurement date to December 31, 2008.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $21.9 million and $16.0 million as of December 31, 2009 and 2008, respectively.  The European Plans’ ABO exceeded plan assets as of December 31, 2009 and 2008, by $36.9 million and $19.4 million, respectively.  These plans’ ABO was $130.2 million and $93.6 million as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans included within “accrued compensation and benefits” was $2.8 million and $3.2 million, respectively, and within “other non-current liabilities” was $73.1 million and $48.6 million, respectively, in the accompanying consolidated balance sheets.

Benefit payments for the plans are expected to be as follows:

(In millions)	U.S. Plans	European Plans	Postretirement Plans

2010	$1.0	$3.3	$1.1
2011	0.7	3.3	1.2
2012	3.9	2.9	1.2
2013	1.3	3.5	1.2
2014	1.1	3.7	1.1
2015-2019	20.7	19.5	4.9
	$28.7	$36.2	$10.7

Fair Values of Pension Assets

The following table presents pension assets measured at fair value at December 31, 2009 utilizing the fair value hierarchy discussed in Note 21:

(In millions)	December 31,	Fair Value Measurements at December 31, 2009
Description	2009	Level 1	Level 2	Level 3

Equity funds	$57.8	$—	$57.8	$—
Active corporate bond fund	29.2	—	29.2	—
Diversified investment funds	3.0	—	—	3.0
Insurance contracts	3.3	—	—	3.3
Total assets	$93.3	$—	$87.0	$6.3

Reconciliation of Level 3 Assets	Balance at January 1, 2009	Actual return on plan assets	Purchases, sales and settlements	Changes due to exchange rates	Balance at December 31, 2009
Diversified investment funds	$2.4	$0.1	$0.4	$0.1	$3.0
Insurance contracts	3.0	0.4	(0.2)	0.1	3.3
Total level 3 assets	$5.4	$0.5	$0.2	$0.2	$6.3

                    Plan assets are invested in a number of linked pooled funds by an independent assets management group.  Equity funds are split 50/50 between U.K. and overseas equity funds (North America, Japan, Asia Pacific and Emerging Markets).  The asset management firm uses quoted prices in active markets to value the assets.

                    The Bond Allocation is invested in a number of Active Corporate Bond funds which are pooled funds.  The Corporate Bond funds primarily invest in corporate fixed income securities denominated in British Pounds Sterling with credit ratings of BBB- and above.  The asset management firm uses quoted prices in active markets to value the assets.

                    Diversified investment funds are invested in an external pension fund which in turn invests in a range of asset classes including equities and government and corporate bonds, hedge funds and private equity.  The fair value of the assets is equal to the fair value of the assets as of January 1, 2009, as provided by the external pension fund, adjusted for cash flows over the year and the estimated investment return on underlying assets over the year.

                    Insurance contracts contain a minimum guaranteed return.  The fair value of the assets is equal to the total amount of all individual technical reserves plus the non allocated employer’s financing fund reserves at the valuation date.  The individual technical and financing fund reserves are equal to the accumulated paid contributions taking into account the insurance tarification and any allocated profit sharing return.

                    The actual allocations for the pension assets at December 31, 2009 and 2008, and target allocations by asset class, are as follows:

	Percentage Of Plan Assets	Target Allocations
Asset Class	2009	2009
U.K. Equity Fund	30.8%	29.8%
Overseas Equity Fund	31.1	29.8
Active Corporate Bond Funds	31.2	33.6
Insurance Contracts	3.6	3.5
Diversified Investment Funds	3.3	3.3
Total	100%	100%

Assumptions

The assumed discount rate for pension plans reflects the market rates for high-quality fixed income debt instruments currently available.  In 2009, 2008 and 2007, we utilized local currency denominated long-dated AA-rated corporate bonds for the European plans.  For 2009, 2008 and 2007, we used the Mercer Yield Curve to set our discount rate for the U.S. non-qualified plans and the U.S. Postretirement plans.  We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans.  In 2007, as a result of our decision to terminate the U.S. Qualified plan, we used the settlement rate specified to pay lump-sums in the plan to set our discount rate for the U.S. Qualified Plan.

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

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2009, 2008 and 2007 are shown in the following table.  These year-end values are the basis for determining net periodic costs for the following year.

	2009	2008	2007
U.S. defined benefit retirement plans:
Discount rates	4.55%	6.15%	6.50%
Rate of increase in compensation	3.5%	4.5%	4.5%
Expected long-term rate of return on plan assets	N/A	N/A	N/A

European defined benefit retirement plans:
Discount rates	5.25% - 5.7%	5.6% – 6.0%	5.0% – 5.7%
Rates of increase in compensation	3.0% - 4.25%	0.0% – 3.7%	0.0% – 4.1%
Expected long-term rates of return on plan assets	4.5% – 6.3%	5.0% – 7.1%	5.0% – 6.0%

Postretirement benefit plans:
Discount rates	5.1%	6.35%	6.00%
Rates of increase in compensation	N/A	N/A	N/A

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2010 pension expense, and the impact on our retirement obligation as of December 31, 2009 for a one-percentage-point change in the discount rate:

	Non Qualified		Retiree Medical		U.K. Retirement
(In millions)	Pension Plans		Plans		Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	$	N/A	$	N/A	$(0.8)
Discount rate		$(0.2)		$0.1	$(1.0)

One-percentage-point decrease:
Expected long-term rate of return	$	N/A	$	N/A	$0.8
Discount rate		$0.2		$(0.1)	$1.2

Retirement obligation
One-percentage-point increase in discount rate		$(1.2)		$(0.6)	$(19.7)
One-percentage-point decrease in discount rate		$1.3		$0.7	$23.1

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 7.5% for medical and 5.0% for dental and vision for 2009.  The medical rates are assumed to gradually decline to 4.5% by 2025, whereas dental and vision rates are assumed to remain constant at 5.0%.  A one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have an insignificant impact on the total of service and interest cost components, and would have an unfavorable and a favorable impact of approximately $0.4 million, respectively, on the postretirement benefit obligation for both 2009 and 2008.

Note 9 - Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2009, were as follows:

(In millions)	2009	2008	2007
Income before income taxes:
U.S.	$63.6	$51.3	$67.5
International	14.0	59.4	24.9
Total income before income taxes	$77.6	$110.7	$92.4

Provision for income taxes:
Current:
U.S.	$1.5	$3.2	$10.3
International	0.9	18.9	13.0
Current provision for income taxes	2.4	22.1	23.3
Deferred:
U.S.	23.8	(7.6)	10.7
International	(4.2)	1.1	(0.6)
Deferred provision (benefit) for income taxes	19.6	(6.5)	10.1
Total provision for income taxes	$22.0	$15.6	$33.4

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2009, is as follows:

(In millions)	2009	2008	2007
Provision for taxes at U.S. federal statutory rate	$27.1	$38.7	$32.4
State and local taxes, net of federal benefit	1.6	0.9	0.6
Foreign effective rate differential	(7.4)	(2.3)	1.8
Other	(0.7)	1.4	(1.4)
Foreign Tax Credit Carryforward	1.4	(9.4)	—
U.S. Research & Development Tax Credits	(2.0)	(0.4)	(0.6)
Capital Loss Carryover Write-Off	—	2.5	—
Tax Benefit of Federal Net operating losses recognized	—	(19.9)	—
Reversal of Prior Year Tax on Other Comprehensive Income	—	3.5	—
Adjustment to state deferred tax assets (a)	—	—	(1.9)
Net operating losses not benefitted	2.0	0.6	2.5
Total provision for income taxes	$22.0	$15.6	$33.4

(a)          Included in the provision recorded in the fourth quarter of 2007 was a net benefit of $1.9 million, which includes an adjustment of $2.3 million to certain prior period balances to primarily record additional deferred tax assets arising from state net operating loss carryforwards, offset by other discrete items of $0.4 million.

Included in the 2008 provision were certain tax benefits relating to the implementation of tax planning strategies which enabled the Company to revise its estimate of U.S. net operating loss (NOL) and foreign tax credit (FTC) carry-forwards expected to be realized in the future. The tax provision for the year included $26.2 million of net tax benefits primarily attributable to changing prior year foreign taxes paid from a deduction to a credit and the reversal of valuation allowances against net operating losses and the reinstatement of net operating losses which were previously written off. The Company has additional FTCs for which we have recorded valuation allowances, but we will not reverse these valuation allowances until such time that we believe it is more likely than not that they are realizable.

As of December 31, 2009 and 2008, we have no U.S. income tax provision for undistributed earnings of international subsidiaries.  Such earnings are considered to be permanently reinvested.  Estimating the tax liability that would result if these earnings were repatriated is not practicable at this time.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2009 and 2008 are:

(In millions)	2009	2008
Assets
Net operating loss carryforwards	$58.3	$56.6
Unfunded pension liability and other postretirement obligations	13.0	10.7
Accelerated amortization	18.6	29.5
Tax Credit Carryforwards	27.8	26.0
Other Comprehensive Income	12.6	8.9
Reserves and other	26.3	24.4
Subtotal	156.6	156.1
Valuation allowance	(30.8)	(16.1)
Total assets	$125.8	$140.0
Liabilities
Accelerated depreciation	(19.0)	(17.9)
Other	(2.2)	(2.3)
Total liabilities	(21.2)	(20.2)
Net deferred tax asset	$104.6	$119.8

Deferred tax assets and deferred tax liabilities as presented in the consolidated balance sheets as of December 31, 2009 and 2008 are as follows and are recorded in prepaid expenses and other current assets, deferred tax assets, and other non-current liabilities in the consolidated balance sheets:

(In millions)	2009	2008
Current deferred tax assets, net	$21.7	$34.4
Current deferred tax liability, net	(0.8)	—
Long-term deferred tax assets, net	85.6	88.3
Long-term deferred tax liability, net	(1.9)	(2.9)
Net deferred tax assets	$104.6	$119.8

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $14.7 million and a decrease of $12.8 million, respectively. The valuation allowance as of December 31, 2009 and 2008 relates primarily to net operating loss carryforwards of our foreign subsidiaries, certain state temporary differences, state net operating loss carryforwards, and foreign tax credit carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

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

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2009, we had tax credit carryforwards for U.S. tax purposes of $27.8 million available to offset future income taxes, of which $1.4 million are available to carryforward indefinitely while the remaining $26.4 will begin to expire, if not utilized, in 2010. We also have net operating loss carryforwards for U.S. and foreign income tax purposes of $98.7 million and $99.3 million, respectively. The use of our net operating losses generated prior to 2003 are limited because we had an “ownership change” pursuant to IRC Section 382 resulting from a refinancing of our capital structure.  In addition, we have $25.4 million of net operating loss carryforwards attributable to the excess tax deductions on stock option activity that will be realized as a benefit to APIC when they reduce income taxes payable. We believe we will utilize all of the net operating losses prior to their expiration. Our foreign net operating losses can be carried forward without limitation in Belgium, Luxembourg and UK. The carryforward period in Spain and China is limited to 15 and 5 years, respectively.

Uncertain Tax Positions

On January 1, 2007 we adopted the provisions of ASC 740 regarding Accounting for Uncertainty in Income Taxes.   Our unrecognized tax benefits at December 31, 2009, relates to various Foreign and U.S. jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits:

(In millions)	Unrecognized Tax Benefits 2009	Unrecognized Tax Benefits 2008	Unrecognized Tax Benefits 2007
Balance as of January 1	$18.2	$18.5	$15.3
Additions based on tax positions related to the current year	3.2	3.0	3.5
Additions for tax positions of prior years	—	1.2	0.7
Reductions for tax positions of prior years	(1.8)	(1.3)	(0.7)
Decreases relating to settlements with tax authorities	(0.1)	—	(1.1)
Expiration of the statute of limitations for the assessment of taxes	(0.5)	(2.5)	(0.9)
Other, including currency translation	0.4	(0.7)	1.7
Balance as of December 31	$19.4	$18.2	$18.5

Included in the unrecognized tax benefits of $19.4 million at December 31, 2009 was $16.1 million of tax benefits that, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations.  During 2009, we accrued potential interest of $0.2 million, net of reversals, related to the unrecognized tax benefits. We have recorded a liability of $2.8 million and $2.6 million for the payment of interest as of December 31, 2009 and 2008, respectively.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for prior years; however the U.S. tax returns have been audited through 2006 and currently tax year 2007 is under audit. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2002 onward), Belgium (2003 onward), France (2007 onward), Spain (2004 onward) and UK (2007 onward).  We are currently under examination in various U.S. state and foreign jurisdictions.

As of December 31, 2009, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2003 onward, some of which are currently under examination by certain European and U.S. taxing authorities.  We are unable to provide an estimate of possible change to the unrecognized tax benefits related to these tax positions.  As of December 31, 2009, the Company has classified approximately $2.4 million of unrecognized tax benefits as a current liability, representing income tax positions under examination in various jurisdictions which the Company expects to settle over the next twelve months.

We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the resolution of audits and the passing of the statute of limitations.

On January 8, 2010 we were awarded approximately $8.1 million in New Clean Energy Manufacturing Tax Credits as part of the American Recovery and Reinvestment Act. The credit will be on qualifying expenditures incurred at our Colorado facility from February 2009 to February 2013.  The company expects to record a tax credit  in excess of $3 million in 2010 based on qualifying expenditures already incurred.

Note 10 - Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2009, 2008 and 2007 was as follows:

(Number of shares in millions)	2009	2008	2007
Common stock:
Balance, beginning of year	98.3	97.6	95.5
Activity under stock plans	0.3	0.7	2.1
Balance, end of year	98.6	98.3	97.6
Treasury stock:
Balance, beginning of year	1.9	1.8	1.7
Repurchased	0.1	0.1	0.1
Balance, end of year	2.0	1.9	1.8
Common stock outstanding	96.6	96.4	95.8

Note 11 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(In millions, except per share data)	2009	2008	2007
Non-qualified stock options	$3.4	$2.5	$4.2
Restricted stock, service based (“RSUs”)	4.2	4.6	3.9
Restricted stock, performance based (“PRSUs”)	0.7	2.3	2.3
Stock-based compensation expense before tax effect	8.3	9.4	10.4
Tax effect on stock-based compensation expense	(3.1)	(3.6)	(4.1)
Total stock-based compensation expense, net of tax	$5.2	$5.8	$6.3
Effect on net income from continuing operations per basic share	$0.05	$0.06	$0.07
Effect on net income from continuing operations per diluted share	$0.05	$0.05	$0.07

Non-Qualified Stock Options

Non-qualified stock options have been granted to our employees and directors under our stock compensation plan.  Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2009 is as follows:

	Number of Options (In millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2006	5.2	$9.40	5.15
Options granted	0.5	$18.37
Options exercised	(1.9)	$8.66
Options expired or forfeited	(0.1)	$18.20
Outstanding at December 31, 2007	3.7	$10.62	5.07
Options granted	0.3	$21.11
Options exercised	(0.5)	$10.41
Options expired or forfeited	(0.1)	$17.15
Outstanding at December 31, 2008	3.4	$11.34	4.82
Options granted	1.0	$7.60
Options exercised	(0.1)	$5.78
Options expired or forfeited	(0.2)	$8.33
Outstanding at December 31, 2009	4.1	$10.67	5.06

	Year Ended December 31,
(In millions, except weighted average exercise price)	2009	2008
Aggregate intrinsic value of outstanding options	$16.3	$3.5
Aggregate intrinsic value of exercisable options	$11.4	$3.5
Total intrinsic value of options exercised	$0.5	$5.4
Total number of options exercisable	2.9	2.7
Weighted average exercise price of options exercisable	$10.65	$9.42
Total unrecognized compensation cost on nonvested options (a)	$1.9	$1.8

(a)	Unrecognized compensation cost relates to nonvested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

The following table summarizes information about non-qualified stock options outstanding as of December 31, 2009:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.74 –	3.15	0.7	2.86	$3.06	0.7	$3.06
$4.75 –	6.68	0.1	1.12	$5.90	0.1	$5.90
$7.38 –	11.00	2.1	5.09	$8.90	1.1	$9.63
$14.51 –	21.11	1.0	6.56	$17.58	0.7	$16.66
$22.00 –	22.24	0.2	6.17	$22.01	0.3	$22.01
$2.74 –	22.24	4.1	5.06	$10.67	2.9	$10.65

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Risk-free interest rate	1.52%	2.98%	4.84%
Expected option life (in years) Executive	4.97	6.00	5.97
Expected option life (in years) Non-Executive	4.62	5.16	5.24
Dividend yield	—%	—%	—%
Volatility	61.75%	45.21%	40.94%
Weighted-average fair value per option granted	$3.96	$9.69	$8.41

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

Restricted Stock Units — Service Based

As of December 31, 2009, a total of 904,610 shares of service based restricted stock (“RSUs”) were outstanding, which vest based on years of service under the 2003 incentive stock plan.  RSUs are granted to key employees, executives and directors of the Company.  The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight line basis over the requisite service period.  The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2009 and 2008:

	Number of RSUs (In millions)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2007	0.4	$18.39
RSUs granted	0.2	$20.82
RSUs issued	(0.2)	$21.87
Outstanding at December 31, 2008	0.4	$20.17
RSUs granted	0.7	$8.42
RSUs issued	(0.1)	$20.09
RSUs forfeited	(0.1)	$9.46
Outstanding at December 31, 2009	0.9	$12.21

As of December 31, 2009, there was total unrecognized compensation cost related to nonvested RSUs of $3.5 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units — Performance Based

As of December 31, 2009, a total of 519,602 shares of performance based restricted stock (“PRSUs”) were outstanding under the 2003 incentive stock plan.  The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant.  PRSUs issued prior to 2009 contain a one year service period restriction that commences immediately after the conclusion of a two year performance period.  Based on the formula no PRSU’s were earned for the 2008 award, accordingly they are shown on the table below as forfeited.  PRSUs issued in 2009 are based on a three year performance period. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period.  A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary of the Company’s PRSU activity for the years ended December 31, 2009 and 2008:

	Number of PRSUs (In millions)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2007	0.3	$19.19
PRSUs granted	0.1	$21.11
Outstanding at December 31, 2008	0.4	$19.74
PRSUs granted	0.4	$7.83
PRSUs issued	(0.1)	$20.97
PRSUs forfeited	(0.2)	$21.11
Outstanding at December 31, 2009	0.5	$11.18

As of December 31, 2009, there was total unrecognized compensation cost related to nonvested PRSUs of $1.8 million, which is to be recognized over the remaining vesting period ranging from one year to three years.  The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2009, cash received from stock option exercises and from employee stock purchases was $0.2 million.  We used a minor amount in cash related to the shares withheld to satisfy employee tax obligations for RSUs converted during the year ended December 31, 2009.  We realized a tax benefit of $0.7 million in connection with stock options exercised and RSUs converted during 2009.

We classify the cash flows resulting from these tax benefits as financing cash flows.  It has been our practice to issue new shares of our common stock upon the exercise of stock options or the conversion of stock units.  In the future, we may consider utilizing treasury shares for stock option exercises or stock unit conversions.

Shares Authorized for Grant

As of December 31, 2009, an aggregate of 4.3 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

In October a new ESPP plan, approved by the Company’s shareholders, was offered to our employees.  The new ESPP allows for eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock.  The first ESPP share purchase occurred in January 2010 with the purchase of 13,986 shares.  In April 2008 the prior ESPP expired.  Shares of common stock issued under the prior ESPP during 2008 and 2007 were 4,138 and 12,053, respectively.

Note 12 - Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2009, 2008 and 2007, are as follows:

(In millions, except per share data)	2009	2008	2007
Net income from continuing operations	$56.3	$111.2	$63.3
Loss from discontinued operations	—	—	(5.1)
Gain on sale of discontinued operations	—	—	3.1
Net income	$56.3	$111.2	$61.3

Basic net income per common share:
Weighted average common shares outstanding	96.9	96.4	94.7

Net income from continuing operations per common share	$0.58	$1.15	$0.67
Loss from discontinued operations per common share	—	—	(0.02)
Basic net income per common share	$0.58	$1.15	$0.65

Diluted net income per common share:
Weighted average common shares outstanding — Basic	96.9	96.4	94.7
Plus incremental shares from assumed conversions:
Restricted stock units	0.6	0.2	0.5
Stock options	0.7	1.0	1.3
Weighted average common shares outstanding — Diluted	98.2	97.6	96.5

Net income from continuing operations per share	$0.57	$1.14	$0.66
Loss from discontinued operations per share	—	—	(0.02)
Diluted net income per common share	$0.57	$1.14	$0.64

Anti-dilutive shares outstanding, excluded from computation	2.1	0.9	0.7

Note 13 — Derivative Financial Instruments

Interest Rate Swap Agreements

In May 2005, we entered into an agreement to swap $50.0 million of a floating rate obligation for a fixed rate obligation at an average of 3.99% against LIBOR in U.S. dollars.  The term of the swap was three years, and was scheduled to mature on July 1, 2008. The swap was accounted for as a cash flow hedge of our floating rate bank loan. To ensure the swap was highly effective, all the principal terms of the swap matched the terms of the bank loan.  At June 29, 2007 we terminated the swap and received a cash payment of $0.6 million.  The amounts deferred were released from other comprehensive income (“OCI”) in accordance with the original terms through July 2008.  A net gain of $0.8 million was recognized as a component of “interest expense” for 2008.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  This agreement is accounted for as a hedge of the foreign currency exposure of  a net investment in a foreign operation and to the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are included in operating income as a component of interest expense.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at December 31, 2009 and December 31, 2008 was a liability of $8.2 million and $7.3 million, respectively.  Net credits to interest expense of $0.3 million and $0.1 million related to the excluded portion of the derivative were recorded in 2009 and 2008, respectively.  Net charges to interest expense of $0.6 million and $1.5 million related to the interest coupons were recorded during 2009 and 2008, respectively.  The net amount of gains/losses included in the CTA adjustment during the reporting periods were a loss of $1.2 million, a gain of $3.2 million and a loss of $7.7 million in 2009, 2008 and 2007, respectively.  The impact of applying prescribed credit risk adjustments was immaterial.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through May 2012.  The aggregate notional amount of these contracts was $100.1 million and $118.2 million at December 31, 2009 and 2008, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges was a loss of $4.1 million is recorded in

OCI for the year ended December 31, 2009.  We exclude the forward points of less than $0.1 million from the effectiveness assessment for the current year.  The carrying amount of these contracts was $2.5 million in other assets and $11.8 million classified in other liabilities on the Consolidated Balance Sheets.  During the year ended December 31, 2009 we recognized net losses of $5.7 recorded in sales and cost of sales.  During the year ended December 31, 2009 we recognized net gains of $4.1 million in other comprehensive income.  For the three years ended December 31, 2009, hedge ineffectiveness was immaterial.  Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the consolidated statements of operations.  There are no credit contingency features in these derivatives.  During the year ended December 31, 2009 we recognized a net foreign exchange gain of $1.0 million.  Asset and liability derivatives not designated as hedging instruments were not material.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2009, 2008 and 2007 was as follows:

(In millions)	2009	2008	2007
Unrealized gains (losses) at beginning of period	$(8.9)	$3.2	$3.9
(Gains) losses reclassified to net sales	4.3	(1.3)	(3.1)
(Decrease) increase in fair value, net of tax	3.2	(10.8)	2.4
Unrealized gains (losses) at end of period	$(1.4)	$(8.9)	$3.2

Unrealized losses of $1.5 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of December 31, 2009 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  The impact of credit risk adjustments was immaterial.

In addition, non-designated foreign exchange forward contracts are used to hedge balance sheet exposures, such as recognized foreign denominated receivables and payables. The notional amounts outstanding at December 31, 2009 and 2008, respectively were U.S. $53.8 million and GBP 3.0 million against EUR, and U.S. $15.0 million and GBP 7.3 million against EUR. The change in fair value of these forward contracts is recorded in the consolidated statements of operations and was immaterial for the years 2009, 2008 and 2007.

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

We have been named as a potentially responsible party (“PRP”) with respect to several hazardous waste disposal sites that we do not own or possess, which are included on, or proposed to be included on, the Superfund National Priority List of the U.S. Environmental Protection Agency (“EPA”) or on equivalent lists of various state governments.  Because CERCLA allows for joint and several liability in certain circumstances, we could be responsible for all remediation costs at such sites, even if we are one of many PRPs.  We believe, based on the amount and nature of our waste, and the number of other financially viable PRPs, that our liability in connection with such matters will not be material.

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan; however, the ultimate cost of remediating the Lodi site will depend on developing circumstances.  The total accrued liability related to this matter was $5.7 million as of December 31, 2009.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  In May 2005, the NJDEP dismissed us from the Directive. In February 2004, 42 entities, including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed onto an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate. Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we, along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  Work on the study is ongoing.  We believe we have viable defenses to the EPA claims and expect that other, as yet unnamed parties, also will receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers six interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six “action” options range from $900 million to $2.3 billion.  The PRP group provided comments to the EPA on the FFS; EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustees for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time.  Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  We entered into a Joint Defense Agreement with many of the third-party defendants (approximately 120 to date).  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We have not yet responded to the complaint; our answer is due February 11, 2010.  Our initial disclosures are due 45 days after filing our answer; however, substantially all additional third-party discovery and motions practice have been stayed until May 2010, with the possibility that the stay could be extended.   Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order requiring us to (a) maintain the interim remedial system and to perform system separation, (b) conduct a focused remedial investigation and (c) conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  Hexcel and Ecology have entered into an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $1.7 million as of December 31, 2009.

Environmental remediation reserve activity for the years ended December 31, 2009, 2008, 2007 was as follows:

	For the year ended
(In millions)	December 31, 2009	December 31, 2008	December 31, 2007
Beginning remediation accrual balance	$9.2	$3.2	$5.3
Current period expenses (a)	1.9	8.7	0.6
Cash expenditures	(2.8)	(2.7)	(2.7)
Ending remediation accrual balance	$8.3	$9.2	$3.2

Capital expenditures for environmental matters	$4.8	$7.3	$2.3

(a) 2008 Includes $7.6 million of expense related to the Lodi, New Jersey site resulting from a change in the estimated time period that remediation is expected to continue.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2009 and 2008, our aggregate environmental related accruals were $8.3 million and $9.2 million, respectively. As of December 31, 2009 and 2008, $4.5 million and $3.8 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $12.8 million and $14.1 million at December 31, 2009 and 2008, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Litigation

Gurit Infringement Claim

On January 22, 2010 we and Gurit entered into a settlement and license agreement that provides for dismissal with prejudice of  the litigation pending against our Austrian subsidiary  in Germany and Austria upon our payment of $7.5 million.  Under this agreement we also obtained a license under a number of Gurit patents.  In the fourth quarter of 2009, we recorded a $7.5 million charge included in “Other expense, net” for this settlement.

Seemann Composites, Inc. v. Hexcel Corporation

Seemann Composites, Inc., (SCI) has sued us in the United States District Court, Southern District of Mississippi (Civil Action No. 1:09-cv-00675-HSO-JMR), filed September 16, 2009.  SCI alleges that we supplied the wrong or a defective finished fabric to them, through one of our distributors, and is seeking unspecified compensatory damages and $10.0 million in punitive damages.  We intend to vigorously defend the suit.  Our ultimate liability for this matter cannot be determined at this time.

Product Warranty

Warranty expense for the years ended December 31, 2009, 2008 and 2007, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2009 and 2008, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2006	$4.6
Warranty expense	1.8
Deductions and other	(3.5)
Balance as of December 31, 2007	$2.9
Warranty expense	1.4
Deductions and other	(0.5)
Balance as of December 31, 2008	$3.8
Warranty expense	0.6
Deductions and other	(0.7)
Balance as of December 31, 2009	$3.7

Note 15 — Supplemental Cash Flow

Supplemental cash flow information, for the years ended December 31, 2009, 2008 and 2007, consisted of the following:

(In millions)	2009	2008	2007
Cash paid for:
Interest	$27.8	$25.3	$24.5
Taxes	$11.9	$23.5	$18.0
Accrual basis additions to property, plant and equipment	$85.7	$177.3	$120.6

Note 16 — Accumulated Other Comprehensive Income (Loss)

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations.  The components of accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 were as follows:

(In millions)	2009	2008
Currency translation adjustments (a)	$22.6	$12.5
Net unrealized (losses) gains on financial instruments, net of tax (b)	(1.5)	(8.2)
Pension obligation adjustment, net of tax (c)	(28.1)	(13.0)
Accumulated other comprehensive income (loss)	$(7.0)	$(8.7)

(a)         The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(b)        Reduced by the tax impact of $0.6 million and $4.1 million at December 31, 2009 and 2008, respectively.

(c)         Reduced by the tax impact of $11.7 million and $4.2 million at December 31, 2009 and 2008, respectively.

Note 17 — Segment Information

The financial results for our segments are prepared using a management approach, which is consistent with the basis and manner in which we internally segregate financial information for the purpose of assisting in making internal operating decisions.  We evaluate the performance of our segments based on operating income, and generally account for intersegment sales based on arm’s length prices.  We report two segments, Composite Materials and Engineered Products.  Corporate and certain other expenses are not allocated to the segments, except to the extent that the expense can be directly attributable to the segment. Corporate & Other is shown to reconcile to Hexcel’s consolidated results.

In addition to the product line-based segmentation of our business, we also monitor sales into our principal end markets as a means to understanding demand for our products.  Therefore, for each segment, we have also reported disaggregated sales by end market.

The following table presents financial information on our segments as of December 31, 2009, 2008 and 2007, and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-Party Sales
2009	$856.5	$251.8	$—	$1,108.3
2008	1,075.3	249.6	—	1,324.9
2007	941.9	229.2	—	1,171.1
Intersegment sales
2009	$27.2	$0.1	$(27.3)	$—
2008	40.1	0.4	(40.5)	—
2007	34.0	2.5	(36.5)	—
Operating income (loss)
2009	$111.4	$36.0	$(43.7)	$103.7
2008	158.8	26.8	(54.7)	130.9
2007	142.8	21.3	(49.2)	114.9

Depreciation and amortization
2009	$42.3	$4.1	$0.2	$46.6
2008	39.6	4.2	0.1	43.9
2007	35.9	3.8	0.1	39.8
Equity in earnings from and gain on sale of affiliated companies
2009	$—	$0.7	$—	$0.7
2008	—	16.1	—	16.1
2007	—	4.3	—	4.3
Business consolidation and restructuring expenses
2009	$—	$—	$—	$—
2008	3.4	0.4	—	3.8
2007	6.4	0.9	—	7.3
Business consolidation and restructuring payments
2009	$1.6	$0.1	$—	$1.7
2008	4.1	0.2	—	4.3
2007	12.9	2.0	—	14.9
Other expense, net
2009	$8.4	$—	$(0.9)	$7.5
2008	—	—	10.2	10.2
2007	3.2	—	9.4	12.6
Segment assets
2009	$957.3	$172.9	$116.4	$1,246.6
2008	949.7	193.3	67.3	1,210.3
2007	793.5	176.2	90.8	1,060.5
Investments in affiliated companies
2009	$—	$17.7	$—	$17.7
2008	—	10.6	—	10.6
2007	—	17.0	—	17.0
Accrual basis additions to property, plant and equipment
2009	$82.7	$2.4	$0.6	$85.7
2008	170.7	3.4	3.2	177.3
2007	111.4	7.2	2.0	120.6

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2009, 2008 and 2007:

(In millions)	2009	2008	2007
Net sales by Geography (a):
United States	$532.6	$640.4	$552.2
International
France	203.7	288.2	238.3
Austria	144.4	193.3	160.2
United Kingdom	79.8	111.5	100.8
Other	147.8	91.5	119.6
Total international	575.7	684.5	618.9
Total consolidated net sales	$1,108.3	$1,324.9	$1,171.1

Net Sales to External Customers (b):
United States	$462.6	$482.9	$467.2
International
France	103.7	155.2	128.8
Spain	87.3	117.5	75.9
Germany	83.2	95.3	87.2

United Kingdom	61.2	75.6	65.5
Other	310.3	398.4	346.5
Total international	645.7	842.0	703.9
Total	$1,108.3	$1,324.9	$1,171.1

Long-lived assets (c):
United States	$458.8	$409.3	$271.4
International
Spain	69.0	68.3	58.4
France	40.1	42.4	44.5
United Kingdom	48.1	34.8	40.2
Other	42.8	53.5	40.4
Total international	200.0	199.0	183.5
Total consolidated long-lived assets	$658.8	$608.3	$454.9

(a)          Net sales by geography based on the location in which the product sold was manufactured.

(b)          Net sales to external customers based on the location to which the product sold was delivered.

(c)          Long-lived assets primarily consist of property, plant and equipment, net and goodwill.

Significant Customers and Suppliers

The Boeing Company and its subcontractors accounted for approximately 27%, 23% and 25% of 2009, 2008 and 2007 net sales, respectively.  Similarly, EADS, including Airbus and its subcontractors accounted for approximately 22%, 24% and 22% of 2009, 2008 and 2007 net sales, respectively.  In the Composites Materials segment approximately 18%, 16% and 17% of sales for 2009, 2008 and 2007, respectively, were to Boeing and its subcontractors.  Approximately 27%, 28% and 26% of sales for 2009, 2008 and 2007, respectively were to EADS and its subcontractors.  In the Engineered Products segment approximately 60%, 56% and 60% of sales for 2009, 2008 and 2007, respectively were to Boeing and its subcontractors.

In 2009 and 2008, Vestas Wind Systems A/S accounted for nearly 12% and 11%, respectively, of the Company’s total net sales.   All of these sales are included in the Composite Materials segment and are in the Industrial market.  Prior to 2008, their sales were less than 10% of total net sales.  A significant decline in business with Boeing, EADS or Vestas could materially impact our business, operating results, prospects and financial condition.

Certain key raw materials we consume are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The lack of availability of these materials could under certain circumstances materially impact our consolidated results of operations.

Note 18 - Business Consolidation and Restructuring Programs

The aggregate business consolidation and restructuring activities for the three years ended December 31, 2009, consisted of the following:

(In millions)	Employee Severance	Facility & Equipment	Total
Balance as of December 31, 2006	$10.7	$0.3	$11.0
Business consolidation and restructuring expenses	2.0	5.3	7.3
Cash expenditures	(9.6)	(5.3)	(14.9)
Balance as of December 31, 2007	$3.1	$0.3	$3.4
Business consolidation and restructuring expenses	0.8	3.0	3.8
Cash expenditures	(1.9)	(2.4)	(4.3)
Balance as of December 31, 2008	$2.0	$0.9	$2.9
Cash expenditures	(1.3)	(0.4)	(1.7)
Currency translation adjustments and other adjustments	(0.2)	—	(0.2)
Balance as of December 31, 2009	$0.5	$0.5	$1.0

Reserves associated with the remaining restructuring programs include certain expected severance payments associated with reorganization programs announced in prior years and lease payments remaining on facilities no longer used.

Note 19 — Discontinued Operations

In 2007, we completed the sale of the EBGI portion of our reinforcements business and of our European Architectural business.  Cash proceeds from the sales were $58.5 million and $25.0 million, respectively.  As a result of the sales, we recognized an after-tax loss of $3.4 million on EBGI and an after-tax gain of $6.5 million on the European Architectural business.

The EBGI sale included up to $12.5 million of additional payments contingent upon future sales of the Ballistics product line. The additional payments are capped with a maximum of $5.0 million in any individual year.  In 2009 and 2008 the Company received $2.0 million and $0.3 million, respectively. The income recognized after providing for a litigation claim is included as “Other expense, net” on the consolidated statements of operations.  Additional payments, if any, will be recorded as income when earned. The earnout provision expires in August 2010.

Revenues associated with the EBGI business were $108.7 million for the year ended December 31, 2007.  In 2007, Hexcel recorded a charge of $15 million ($9.7 million after-tax) relating to the settlement agreement for the Zylon product liability case.  Pre-tax loss associated with the discontinued operation was $13.7 million (including a pre-tax loss on the sale of the business of $3.6 million and the $15 million Zylon charge).

Revenues associated with the Architectural business were $4.4 million for the year ended December 31, 2007  Pre-tax income associated with the discontinued operation was $10.6 million (including a pre-tax gain on the sale of the business of $10.5 million) for the year ended December 31, 2007.

Note 20 — Other Expense, net

Other expense, net, for the three years ended December 31, 2009, consisted of the following:

(In millions)	2009	2008	2007
Legal settlement expense	$7.5	$—	$—
Environmental expense	1.7	7.6	—
Contingent payment received on sale of EBGI business	(1.7)	—	—
Pension settlement expense	—	2.6	9.4
Impairment expense	—	—	3.2
Other expense, net	$7.5	$10.2	$12.6

In 2009, the Company recorded a $7.5 million charge related to a license agreement, settling a previously disclosed legal matter (See Note 14).  In addition, in 2009 the Company recorded a $1.7 million environmental expense due to an increase in the expected remediation costs at two previously sold operations. Also in 2009, the Company recorded a $1.7 million adjustment to a gain on a prior year sale of a business, primarily due to the receipt of an earnout payment from the buyer.

In 2008, the Company increased its environmental accruals for the Lodi, New Jersey site by $7.6 million due to new information that more fully identified the extent of the required remediation, as further discussed in Note 14 to the consolidated financial statements.  In connection with the termination of our U.S. Qualified Pension Plan, as described in Note 8, we recorded $2.6 million and $9.4 million of pension expense during 2008 and 2007, respectively.  In 2007, we also recorded an impairment charge of $3.2 million related to purchased technology and certain related fixed assets.

Note 21 — Fair Value measurements

Effective January 1, 2008, we adopted new accounting guidance related to financial assets and liabilities.  This guidance defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The guidance indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  We  adopted the new guidance related to all nonfinancial assets and nonfinancial liabilities on January 1, 2009.

In order to increase consistency and comparability in fair value measurements, the accounting guidance established a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•                  Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•                  Level 2: Observable inputs other than quoted prices in active markets, but corroborated by market data.

•                  Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk.  At December 31, 2009, we did not have any assets or liabilities that utilize Level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs we prepare estimates of future cash flows to be generated by our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  The fair value of these asstes and liabilities was approximately $39 million and $20 million, respectively at December 31, 2008.  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Cross-Currency interest rate swap derivative liabilities — valued using LIBOR and EURIBOR yield curves and foreign currency market exchange rates at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in 2009 that would reduce the receivable amount owed, if any, to the Company.  Fair value at December 31, 2009 was $8.2 million.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in 2009 that would significantly reduce the receivable amount owed, if any, to the Company.  Fair value of assets and liabilities at December 31, 2009 was $2.6 million and $5.1 million, respectively.

•                  Money market funds — considered available-for-sale, and classified as cash equivalents.  Fair value at December 31, 2009 was $34.7 million, the same as book value.

Note 22 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2009 and 2008 were:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter
2009
Net sales	$307.3	$277.3	$257.1	$266.6
Gross margin	77.0	63.1	52.1	56.3
Other expense, net	—	1.7	(1.7)	7.5
Operating income	39.9	29.7	19.6	14.5
Net income	23.4	16.8	10.4	5.7

Net income per common share:
Basic	$0.24	$0.17	$0.11	$0.06
Diluted	$0.24	$0.17	$0.11	$0.06

Market price:
High	$9.07	$13.56	$11.99	$13.35
Low	$4.59	$6.81	$8.73	$10.40

2008
Net sales	$344.5	$359.5	$331.4	$289.5
Gross margin	80.1	76.1	71.1	61.9
Business consolidation and restructuring expenses	0.6	1.2	0.7	1.3
Other expense, net	2.7	7.6	—	—
Operating income	36.4	29.3	35.9	29.3
Net income	23.2	26.7	33.0	28.3

Net income per common share:
Basic	$0.24	$0.28	$0.34	$0.29
Diluted	$0.24	$0.27	$0.34	$0.29

Market price:
High	$23.88	$26.46	$21.43	$13.20
Low	$18.48	$18.45	$13.36	$5.76

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	Balance at beginning of year	Charged to expense	Deductions and other	Balance at end of year
Year ended December 31, 2009
Allowance for doubtful accounts	$2.1	$0.1	$(0.3)	$1.9
Allowance for obsolete and unmarketable inventory	23.2	7.5	(6.8)	23.9
Allowance for deferred tax assets	16.1	14.7	—	30.8

Year ended December 31, 2008
Allowance for doubtful accounts	$2.2	$—	$(0.1)	$2.1
Allowance for obsolete and unmarketable inventory	19.5	8.2	(4.5)	23.2
Allowance for deferred tax assets	28.9	1.6	(14.4)	16.1

Year ended December 31, 2007
Allowance for doubtful accounts	$1.6	$1.3	$(0.7)	$2.2
Allowance for obsolete and unmarketable Inventory	14.9	5.3	(0.7)	19.5
Allowance for deferred tax assets	26.4	2.5	—	28.9