Form 10-Q
period 2010-03-31
HEXCEL CORP /DE/
filed 2010-04-26
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2010
COMMON STOCK	97,032,172

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$65.7	$110.1
Accounts receivable, net	168.6	158.4
Inventories, net	167.0	157.2
Prepaid expenses and other current assets	36.0	35.4
Total current assets	437.3	461.1

Property, plant and equipment	1,028.3	1,045.1
Less accumulated depreciation	(441.7)	(443.0)
Net property, plant and equipment	586.6	602.1

Goodwill and intangible assets	56.1	56.7
Investments in affiliated companies	17.8	17.7
Deferred tax assets	86.1	85.6
Other assets	22.2	23.4

Total assets	$1,206.1	$1,246.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of capital lease obligations	$4.4	$33.5
Accounts payable	78.6	74.3
Accrued liabilities	81.6	93.9
Total current liabilities	164.6	201.7

Long-term notes payable and capital lease obligations	358.6	358.8
Other non-current liabilities	106.0	110.5
Total liabilities	629.2	671.0

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 99.2 and 98.6 shares issued at March 31, 2010 and December 31, 2009, respectively	1.0	1.0
Additional paid-in capital	542.3	535.3
Retained earnings	86.8	71.0
Accumulated other comprehensive loss	(25.8)	(7.0)
	604.3	600.3
Less — Treasury stock, at cost, 2.2 and 2.0 shares at March 31, 2010 and December 31, 2009, respectively	(27.4)	(24.7)
Total stockholders’ equity	576.9	575.6

Total liabilities and stockholders’ equity	$1,206.1	$1,246.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2010	2009

Net sales	$263.0	$307.3
Cost of sales	196.9	230.3
Gross margin	66.1	77.0

Selling, general and administrative expenses	31.4	29.3
Research and technology expenses	7.4	7.8
Other operating expense	3.5	—
Operating income	23.8	39.9

Interest expense, net	6.6	5.4
Income before income taxes and equity in earnings of affiliated companies	17.2	34.5

Provision for income taxes	1.5	11.2
Income before equity in earnings of affiliated companies	15.7	23.3

Equity in earnings of affiliated companies	0.1	0.1
Net income	$15.8	$23.4

Net income per common share:

Basic	$0.16	$0.24

Diluted	$0.16	$0.24

Weighted average common shares outstanding:

Basic	97.3	96.8

Diluted	99.0	97.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2010	2009
		(See Note 1)
Cash flows from operating activities
Net income	$15.8	$23.4
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	12.0	10.9
Amortization of debt discount and deferred financing costs	1.5	0.5
Deferred income taxes	(0.6)	6.8
Equity in earnings from affiliated companies	(0.1)	(0.1)
Stock-based compensation	5.7	4.7
Excess tax benefits on stock-based compensation	(0.4)	0.6

Changes in assets and liabilities:
Increase in accounts receivable	(15.7)	(35.5)
(Increase) decrease in inventories	(13.6)	4.6
(Increase) decrease in prepaid expenses and other current assets	(1.2)	2.0
Increase (decrease) in accounts payable and accrued liabilities	1.5	(7.0)
Other - net	(2.0)	2.7
Net cash provided by operating activities	2.9	13.6

Cash flows from investing activities
Capital expenditures and deposits for capital purchases	(12.6)	(38.6)
Net cash used for investing activities	(12.6)	(38.6)

Cash flows from financing activities
Borrowings from credit line	0.8	4.2
Repayment of senior secured credit facility — term B loan	(30.0)	—
Repayments of capital lease obligations and other debt, net	(0.1)	(0.1)
Activity under stock plans	(0.8)	(0.7)
Net cash (used in) provided by financing activities	(30.1)	3.4
Effect of exchange rate changes on cash and cash equivalents	(4.6)	(2.3)
Net decrease in cash and cash equivalents	(44.4)	(23.9)
Cash and cash equivalents at beginning of period	110.1	50.9
Cash and cash equivalents at end of period	$65.7	$27.0

Supplemental data:
Accrual basis additions to property, plant and equipment	$6.9	$28.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel”, “the Company”, “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our significant accounting policies.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC.

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited 2009 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.

Investments in Affiliated Companies

We have a 50% equity ownership investment in an Asian joint venture Asian Composites Manufacturing Sdn. Bhd.  In accordance with recently issued accounting standards we have determined that this investment is not a variable interest entity.  As such, we account for our share of the earnings of this affiliated company using the equity method of accounting.

Reclassifications and revisions

Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2010 presentation.  Cash provided by operating activities for the quarter ended March 31, 2009 was revised to $13.6 million from the $3.1 million previously reported, while cash used for investing activities decreased by the same amount.  Investing activities now include only cash payments for capital expenditures, whereas previously they included additions to property, plant and equipment on an accrual basis.  The adjustment to the cash basis is reflected in the change in accounts payable and accrued liabilities.

Note 2 — Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2010	2009

Basic net income per common share:
Net income	$15.8	$23.4

Weighted average common shares outstanding	97.3	96.8

Basic net income per common share	$0.16	$0.24

Diluted net income per common share:
Weighted average common shares outstanding — Basic	97.3	96.8
Plus incremental shares from assumed conversions:
Restricted stock units	0.7	0.1
Stock options	1.0	0.3
Weighted average common shares outstanding — Dilutive	99.0	97.2

Diluted net income per common share	$0.16	$0.24

Total shares underlying stock options of 1.2 million and 3.6 million were excluded from the computation of diluted net income per share for the quarter ended March 31, 2010 and March 31, 2009, respectively, as they were anti-dilutive.

Note 3 — Other Operating Expense

The first quarter of 2010 included a pre-tax charge of $3.5 million for additional environmental reserves primarily to remediate our former Lodi, New Jersey manufacturing facility sold in 1986 (see note 12).   We are now in the process of implementing recently developed technologies which should enable us to substantially complete the remediation in the next year.   In prior years, we recorded the reserves at the lower end of a range of possible outcomes and disclosed the upper end.  The additional reserves this quarter brings our total estimated costs to complete the remediation to our best estimate, which is within the previously disclosed range.

Note 4 — Inventories, net

(In millions)	March 31, 2010	December 31, 2009
Raw materials	$70.7	$72.7
Work in progress	39.9	36.8
Finished goods	79.6	71.6
Total inventories, gross	$190.2	$181.1
Inventory allowances	(23.2)	(23.9)
Total inventories, net	$167.0	$157.2

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters ended March 31, 2010 and 2009 were as follows:

	Quarter Ended March 31,
(In millions)	2010	2009
U.S. Qualified and Non-qualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.4
Interest cost	0.3	0.3
Net amortization and deferral	0.1	—
Net periodic benefit cost	$0.7	$0.7

	March 31, 2010	December 31, 2009
Amounts recognized on the balance sheet:
Accrued liabilities	$1.0	$1.0
Other non-current liabilities	22.4	22.3
Total accrued benefit	$23.4	$23.3

	Quarter Ended March 31,
	2010	2009
European Defined Benefit Retirement Plans
Service cost	$1.0	$0.6
Interest cost	1.9	1.2
Expected return on plan assets	(1.6)	(1.1)
Net amortization and deferral	0.3	0.1
Net periodic benefit cost	$1.6	$0.8

	March 31, 2010	December 31, 2009
Amounts recognized on the balance sheet:
Accrued liabilities	$2.5	$0.7
Other non-current liabilities	39.5	40.7
Total accrued benefit	$42.0	$41.4

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we expect to contribute $1.0 million in 2010 to cover unfunded benefits. We contributed $0.6 million to our U.S. non-qualified defined benefit retirement plans during the 2009 fiscal year.

We contributed $0.8 million and $1.0 million to our European defined benefit retirement plans in the first quarters of 2010 and 2009, respectively. We plan to contribute approximately $8 million during 2010 to our European plans. We contributed $4.7 million to our European plans during the 2009 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters ended March 31, 2010 and 2009 were as follows:

	Quarter Ended March 31,
(In millions)	2010	2009
Postretirement Health Care and Life Insurance Benefit Plans
Interest cost	$0.1	$0.1
Net periodic benefit cost	$0.1	$0.1

	March 31, 2010	December 31, 2009
Amounts recognized on the balance sheet:
Accrued liabilities	$1.1	$1.1
Other non-current liabilities	10.1	10.1
Total accrued benefit	$11.2	$11.2

In connection with our postretirement plans, we contributed $0.1 million and $0.2 million during each of the first quarters of 2010 and 2009, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these post retirement plans, we expect to contribute approximately $1.1 million in 2010 to cover unfunded benefits.  We contributed $0.6 million to our postretirement plans during the 2009 fiscal year.

Note 6 — Notes Payable and Capital Lease Obligations

(In millions)	March 31, 2010	December 31, 2009
Working capital line of credit — China	$3.8	$3.0
Current maturities of capital lease and other obligations	0.5	0.5
Current maturities of senior secured credit facility — term B loan	0.1	30.0
Notes payable and current maturities of long-term liabilities	4.4	33.5

Senior secured credit facility — term B loan due 2014	130.9	131.0
Capital lease and other obligations	2.7	2.8
6.75% senior subordinated notes due 2015	225.0	225.0
Long-term notes payable and capital lease obligations	358.6	358.8
Total notes payable and capital lease obligations	$363.0	$392.3

Estimated Fair Values of Notes Payable

The approximate, aggregate fair value of our notes payable as of March 31, 2010 and December 31, 2009 were as follows:

(In millions)	March 31, 2010	December 31, 2009
6.75% senior subordinated notes, due 2015	$225	$216
Senior secured credit facility — Term B loan due 2014	131	161

The aggregate fair values of the notes payable were estimated on the basis of quoted market prices.

Note 7 — Derivative Financial Instruments

Cross-Currency Interest Rate Swap Agreement

In 2006, we entered into a cross-currency interest rate swap agreement which has been designated as a hedge of our investment in Hexcel France SA. To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included as a component of interest expense.  By excluding the interest rate component of risk in this instrument, and recognizing it in current period earnings, we have diversified our floating rate interest rate exposure to include Euro interest rates which provide a better matching with the underlying currency of operating cash flows.  The impact to interest expense for the three months ended March 31, 2010 was a net increase of $0.6 million, compared to a net increase of $0.5 million for the three months ended March 31, 2009.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day. U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at March 31, 2010 and December 31, 2009 was a liability of $4.3 million and $8.2 million, respectively.  Net charges to interest expense of $0.5 million and $0.2 million related to the excluded portion of the derivative were recorded in the first three months of 2010 and 2009, respectively.  Net charges to interest expense of $0.1 million and $0.2 million related to the interest coupons were recorded during 2010 and 2009, respectively.  The net amount of gains included in the CTA adjustment during the quarters was $4.4 million and $4.1 million in 2010 and 2009, respectively.  There are no credit contingency features in this derivative.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through 2012. The aggregate notional amount of these contracts was $178.5 million at March 31, 2010. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  These forward contracts are designated as cash flow hedges of forecasted revenues.  The effective portion of the hedges, a loss of $5.7 million and a loss of $4.1 million, was recorded in other comprehensive income (“OCI”) for the three months ended March 31, 2010 and 2009, respectively.  We exclude the forward points from the effectiveness assessment and recorded them as a reduction in interest expense of $0.2 million and $0.6 million for the three months ended March 31, 2010 and 2009.  The carrying amount of these contracts was $5.3 million classified in other liabilities on the Consolidated Balance Sheets at March 31, 2010 and $2.5 million in other assets and $3.6 million classified in other liabilities at December 31, 2009.  During the three months ended March 31, 2010 and 2009, we recognized net losses of $1.6 million and $2.2 million, respectively, recorded in sales and cost of sales.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended March 31, 2010 and 2009, we recognized net foreign exchange losses of $3.0 million and $0.9 million, respectively, in the Consolidated Statements of Operations.  Asset and liability derivatives not designated as hedging instruments were not material.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended March 31, 2010 and 2009 was as follows:

	Quarter Ended March 31,
(In millions)	2010	2009
Unrealized losses at beginning of period	$(1.4)	$(8.9)
Losses reclassified to net sales	1.1	1.2
Decrease in fair value	(4.2)	(1.9)
Unrealized losses at end of period	$(4.5)	$(9.6)

As of March 31, 2010, unrealized losses recorded in “accumulated other comprehensive income,” net of tax, total $4.5 million, of which $3.9 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 8 — Income Taxes

The income tax provision for the quarter ended March 31, 2010 was $1.5 million, an effective rate of 8.7%.  The income tax provision for the quarter ended March 31, 2009 was $11.2 million, an effective rate of 32.5%.  The lower effective rate in the first quarter of 2010 reflects $3.5 million of New Clean Energy Manufacturing Tax Credits awarded to us in January 2010 for qualifying capital investments incurred at our Colorado facility in 2009.  Excluding this credit our tax rate would have been at the expected 29.1% tax rate.

Note 9 — Comprehensive Income (Loss)

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters ended March 31, 2010 and 2009 were as follows:

	Quarter Ended March 31,
(In millions)	2010	2009
Net income	$15.8	$23.4
Currency translation adjustments	(17.2)	(10.1)
Change in pension and other postretirement obligations	1.4	0.3
Net unrealized losses on financial instruments	(3.0)	(1.4)
Comprehensive income (loss)	$(3.0)	$12.2

Note 10 — Fair Value Measurements

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs.  For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  The fair value of these assets and liabilities was approximately $1.0 million and $11.2 million, respectively at March 31, 2010.  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Cross-currency interest rate swap derivative liabilities — valued using LIBOR and EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2010 that would reduce the receivable amount owed, if any, to the Company.  Fair value at March 31, 2010 was $4.3 million.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2010 that would reduce the receivable amount owed, if any, to the Company.  Fair value of assets and liabilities at March 31, 2010 was $1.0 million and $6.9 million, respectively.

•                  Money market funds — considered available-for-sale, and classified as cash equivalents. Fair value at March 31, 2010 was $17.0 million, the same as book value.

Note 11 — Segment Information

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

Financial information for our business segments for the quarters ended March 31, 2010 and 2009 is as follows:

(In millions)	Composite Materials	Engineered Products	Corporate & Other (a)	Total

First Quarter 2010
Net sales to external customers:
Commercial aerospace	$109.3	$42.7	$—	$152.0
Space and defense	53.1	19.4	—	72.5
Industrial	38.0	0.5	—	38.5
Net sales to external customers	200.4	62.6	—	263.0
Intersegment sales	8.9	—	(8.9)	—
Total sales	209.3	62.6	(8.9)	263.0

Operating income	30.6	11.4	(18.2)	23.8
Depreciation and amortization	10.9	1.0	0.1	12.0
Stock-based compensation expense	1.6	0.3	3.8	5.7
Accrual basis additions to capital expenditures	6.8	0.1	—	6.9

First Quarter 2009
Net sales to external customers:
Commercial aerospace	$109.3	$44.5	$—	$153.8
Space and defense	59.4	17.9	—	77.3
Industrial	75.7	0.5	—	76.2
Net sales to external customers	244.4	62.9	—	307.3
Intersegment sales	9.1	—	(9.1)	—
Total sales	253.5	62.9	(9.1)	307.3

Operating income	45.0	8.8	(13.9)	39.9
Depreciation and amortization	9.8	1.0	0.1	10.9
Stock-based compensation expense	1.3	0.3	3.1	4.7
Accrual basis additions to capital expenditures	27.4	0.2	0.5	28.1

a)              First quarter 2010 includes a $3.5 million charge to the environmental reserves primarily for remediation at a manufacturing facility sold in 1986.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	March 31, 2010	December 31, 2009
Composite Materials	$40.1	$40.6
Engineered Products	16.0	16.1
Goodwill and intangible assets	$56.1	$56.7

No impairments have been recorded against these amounts.

Note 12 — Commitments and Contingencies

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

Environmental Matters

We are subject to various U.S. and international federal, state and local environmental, and health and safety laws and regulations.  We are also subject to liabilities arising under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (“RCRA”), and similar state and international laws and regulations that impose responsibility for the control, remediation and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan.  In the first quarter of 2010, we made a decision to enhance the remediation system to accelerate completion of the remediation.  The additional cost associated with this enhancement is included in our accrual for this liability, which at March 31, 2010 is $8.3 million.  In prior years, we recorded the reserves at the lower end of a disclosed range of possible outcomes.  The additional reserves added this quarter bring our total estimated costs to complete the remediation to our best estimate, which is within the previously disclosed range.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed. In May, 2005, the NJDEP dismissed us from the Directive. In February 2004, 42 entities, including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed onto an agreement with EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate. Since May, 2005, a number of additional PRPs have joined into the agreement with EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties also will receive notices from the EPA.  In June 2007, EPA issued a draft Focused Feasibility Study (“FFS”) that considers six interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options range from $900 million to $2.3 billion.  The PRP Group provided comments to EPA on the FFS; EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustees for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time. Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures; however, substantially all additional third-party discovery and motions practice have been stayed until May 2010, with the possibility that the stay could be extended.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of the our Kent, Washington, site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, with one exception, without withdrawing our defenses. As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $1.7 million at March 31, 2010.

Casa Grande, Arizona Site

On April 13, 2010, our Casa Grande, Arizona, manufacturing site received a Notice of Violation and Notice of Intent to File an Administrative Penalty Complaint from the EPA.  The Notice alleges various violations, including failures to properly label, failure to list contents of the site contingency plan, failure to close certain hazardous waste containers and storage of certain hazardous waste in excess of 90 days without a permit.  We are in the process of developing our response to the EPA.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of March 31, 2010, our aggregate environmental related accruals were $11.1 million, of which $6.9 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters, excluding the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $1.5 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the quarter ended March 31, 2010 was $0.7 million.  In addition, our operating costs relating to environmental compliance charged directly to expense were $2.3 million and $2.4 million for the quarters ended March 31, 2010 and 2009, respectively.  Capital expenditures for environmental matters were $0.2 million and $0.9 million for the quarters ended March 31, 2010 and 2009, respectively.

Litigation

Seemann Composites, Inc. v. Hexcel Corporation

Seemann Composites, Inc., (SCI) has sued us in the United States District Court, Southern District of Mississippi (Civil Action No. 1:09-cv-00675-HSO-JMR), filed September 16, 2009.  SCI alleges that we supplied the wrong or a defective finished fabric to them, through one of our distributors, and is seeking unspecified compensatory damages and $10.0 million in punitive damages.  Discovery has commenced.  We intend to vigorously defend the suit.  Our ultimate liability for this matter cannot be determined at this time.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter ended March 31, 2010, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2009	$3.7
Warranty expense	0.7
Deductions and other	(0.1)
Balance as of March 31, 2010	$4.3

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

Net sales for the quarter were $263.0 million, 14.4% lower (16.4% lower in constant currency) than the $307.3 million reported for the first quarter of 2009.  Sales in the first quarter of 2009 were the highest of the year and comparisons to 2009 will get easier as the year progresses.  Commercial aerospace sales (our largest market comprising 58% of our total first quarter sales) are down 3% from  last year in constant currency, but they are higher than each of the last three quarters as the impact of our customers’ inventory destocking  appears to be behind us and new program sales are picking up.  As expected, regional and business aircraft sales were down sharply from a strong first quarter last year, but our total Airbus and Boeing related sales were higher than any quarter in 2009.  A partial shutdown and a significant inventory correction at key locations of our largest wind energy customer resulted in the lowest wind energy sales since 2004.  While we expect of an eventual return to growth, wind turbine backlogs make us cautious about the near term for this sub-market.

Commercial aerospace sales declined 1.2% (3.1% constant currency) for the quarter as compared to the first quarter of 2009.  Airbus and Boeing related sales (which combined accounted for 84% of our sales to this market) were up over 10%, led by Boeing due to the ramp-up of the B787 program and last year’s strike-effected first quarter. These two combined have just under 6,800 planes in backlog and, based on their estimates; they expect to deliver around 960 aircraft in 2010 compared to a record 969 deliveries in 2009.  New aircraft such as the Boeing 787 and 747-8, as well as Airbus A380 and A350, were over 15% of our total sales to this market in the first quarter of 2010.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were similar to the last three quarters, but down nearly 40% from a year ago as the decline in this sub-market began in the second quarter of last year.  We expect this level of sales through the remainder of 2010.

Space and Defense sales were down 6.2% (7.4% in constant currency) for the quarter compared to 2009.  The first quarter of 2009 was the strongest quarter of the year for this market. While European helicopter and military aircraft sales were up sequentially, they were down versus last year and since last quarter we have seen lower F22 sales due to the impending end of the program. Sales from rotorcraft, including the V22 tilt rotor program, and the ramp-up of the Joint Strike Fighter and the new A400M transport are expected to eventually offset the potential impact of the end of the F22 program and later the C17.

Industrial sales were down 49.5% (51.5% in constant currency) for the quarter. This decrease was due primarily to significant inventory correction actions by our largest wind turbine customer including multi-week production shutdowns at key blade making locations resulting in an approximate 70% constant currency sales drop from the first quarter 2009. While we expect an eventual return to growth, wind turbine backlogs make us cautious about the near term for this sub-market.  Industrial sales excluding wind energy were over 20% lower in constant currency compared to the first quarter of 2009, but were higher than both of the prior two quarters.  The majority of the decline was due to USEC’s American Centrifuge Project, which has been on hold since the third quarter of 2009.

Our previous 2010 planning assumption was flat to slightly declining sales due to uncertainty in our wind energy and regional and business aircraft sub-markets, as well as concerns about future large aircraft build rate reductions.  While we still do not anticipate a near-term return to historic levels of growth in wind energy and regional and business aircraft, we are now more optimistic about large commercial aircraft prospects which accounted for over 45% of this quarter’s total sales.  The apparent end of inventory corrections, recent announcements of modest large aircraft build rate increases and good progress on new composite-rich programs leads us to believe we will return to year over year quarterly growth in total sales.

Gross margin for the quarter was 25.1%, the same as the first quarter of 2009 despite 14.4% lower sales.  Favorable product mix as well as gains from cost reductions and efficiency improvement initiatives helped the results for the quarter.  While we expect an increase in depreciation of approximately $2 million per quarter to begin in the second quarter and a return to more typical product mix, we hope to continue to experience year over year margin gains as growth returns.  Our adjusted operating income was 10.4% of sales as compared to 13.0% for the first quarter of 2009.  SG&A expenses were $2.1 million, or 7%, higher than first quarter of 2009, reflecting higher stock compensation expense and currency translation.  Lower sales combined with the higher SG&A expenses resulted in the decline in operating margin.  As previously anticipated, we expect our interest expense starting in the second quarter to increase a little over $1 million from the first quarter rate.

We continue to tightly control our cost structure and have furloughed workers at several plants and reduced the number of days that several of our facilities are in operation, primarily related to the manufacture of wind related products, in an effort to better balance our cost structure with the current demand.  We continue to moderate our pace of capital spending to maintain alignment with current growth assumptions for us and our customers and are committed to achieving factory efficiencies and yields to both reduce cost and capital requirements going forward. Accrual basis additions to capital expenditures were $6.9 million in the first quarter of 2010 as compared to $28.1 million during the first quarter of 2009. These actions have translated into a lower use of free cash flows (defined as cash provided by operating activities less capital expenditures) for the quarter, $9.7 million, as compared to a use of $25.0 million in the first quarter of 2009.   We do expect the pace of capital expenditures to increase from the first quarter rate and to be less than $75 million for the year.  We also expect to be free cash flow positive for the year.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2010	2009	% Change

Net sales	$263.0	$307.3	(14.4)%
Operating income	23.8	39.9	(40.4)%
As a percentage of net sales	9.0%	13.0%
Net income	$15.8	$23.4	(32.5)%
Diluted net income per common share	$0.16	$0.24

Non-GAAP measures:
Adjusted operating income	$27.3	$39.9	(31.6)%
As a percentage of net sales	10.4%	13.0%
Adjusted net income	$14.5	$23.4	(38.0)%
Adjusted diluted earnings per share	$0.15	$0.24

The Company’s performance measurements include operating and net income adjusted for non-recurring operating expenses, both of which are non-GAAP measures.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods.  Non-recurring items represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented.  Such non-GAAP measurements are not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  No significant non-recurring expenses were included in the 2009 results. The following is a reconciliation from GAAP to non-GAAP amounts.

	Quarter Ended March 31,
(In millions, except per share data)	2010	2009

Operating income	$23.8	$39.9
Other operating expense (a)	3.5	—
Adjusted operating income	$27.3	$39.9

Net income	$15.8	$23.4
Other operating expense, net of tax (a)	2.2	—
Tax credits (b)	(3.5)	—
Adjusted net income	$14.5	$23.4

(a)          Other operating expense for the quarter ended March 31, 2010 is primarily for an increase in environmental reserves for remediation of a manufacturing facility sold in 1986.

(b)         New Clean Energy Manufacturing Tax Credits awarded this quarter for qualifying capital investments made in our U.S. wind energy facility in 2009.

Net Sales

Net sales for the quarter ended March 31, 2010 were 14.4% lower than the first quarter of 2009, and 16.4% lower on a constant currency basis.  The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2010 and 2009:

	Quarter Ended March 31,
(In millions)	2010	2009	% Change
Consolidated Net Sales	$263.0	$307.3	(14.4)%
Commercial Aerospace	152.0	153.8	(1.2)%
Space & Defense	72.5	77.3	(6.2)%
Industrial	38.5	76.2	(49.5)%

Composite Materials	$200.4	$244.4	(18.0)%
Commercial Aerospace	109.3	109.3	—%
Space & Defense	53.1	59.4	(10.6)%
Industrial	38.0	75.7	(49.8)%

Engineered Products	$62.6	$62.9	(0.5)%
Commercial Aerospace	42.7	44.5	(4.0)%
Space & Defense	19.4	17.9	8.4%
Industrial	0.5	0.5	—%

Commercial Aerospace: Net sales decreased $1.8 million, or 1.2% (3.1% on a constant currency basis), to $152.0 million for the first quarter of 2010.  Airbus and Boeing related sales were up over 10%, led by Boeing due to the B787 increase and last year’s strike-effected first quarter.    Regional and business aircraft sales, which account for approximately 16% of sales for this market, were down 40% from a year ago, but at a similar level with sales for the last three quarters.     New programs (A380, A350, B787 and B747-8) contributed over 15% to total Commercial Aerospace sales.

Space & Defense: Net sales of $72.5 million were down $4.8 million, or 6.2% (down 7.4% on a constant currency basis), for the first quarter of 2010.  The decline in F22 sales combined with the strong 2009 first quarter were the drivers of the decrease in this market.  In constant currency, Space & Defense sales were about the same as the fourth quarter of 2009.

Industrial: Net sales decreased $37.7 million, or 49.5% (down 51.5% on a constant currency basis), to $38.5 million for the first quarter of 2010.  Wind energy sales were down considerably due to a temporary shutdown and a significant inventory correction at key locations of our largest wind energy customer.    Industrial sales, excluding wind energy, were more than 20% lower in constant currency for the current quarter as compared to 2009 due to USEC’s American Centrifuge Project, which has been on hold since the third quarter of 2009.

Gross Margin

	Quarter Ended March 31,
(In millions)	2010	2009	% Change
Gross margin	$66.1	$77.0	(14.2)%
Percentage of sales	25.1%	25.1%

Despite the 14.4% lower sales, the gross margin percentage equaled the prior-year quarter resulting from favorable product mix as well as the ongoing cost reductions and efficiency initiatives implemented.  A weaker dollar in the first quarter of 2010 versus last year caused about a 40 basis point reduction in gross margin.  Depreciation and amortization expense, included in cost of sales during the quarter increased $0.6 million to $10.4 million.

Selling, General and Administrative Expenses (“SG&A”)

	Quarter Ended March 31,
(In millions)	2010	2009	% Change
SG&A expense	$31.4	$29.3	7.2%
Percentage of sales	11.9%	9.5%

SG&A expenses increased $2.1 million from last year, reflecting higher stock compensation expense and unfavorable exchange rates.

Research and Technology Expenses (“R&T”)

	Quarter Ended March 31,
(In millions)	2010	2009	% Change
R&T expense	$7.4	$7.8	(5.1)%

R&T expenses were in-line with prior year spending and our anticipated spending rate going forward. Qualification costs will be the main driver of fluctuations from quarter to quarter.

Operating Income

	Quarter Ended March 31,
(In millions)	2010	2009	% Change
Consolidated Operating income	$23.8	$39.9	(40.4)%
Operating margin	9.0%	13.0%

Composite Materials	30.6	45.0	(32.0)%
Operating margin	14.6%	17.8%
Engineered Products	11.4	8.8	29.5%
Operating margin	18.2%	14.0%
Corporate & Other	(18.2)	(13.9)	(30.9)%

The first quarter of 2009 operating income was the highest in Hexcel history.  Excluding the $3.5 million environmental charge related to a previously sold manufacturing site, our adjusted 2010 operating margin was 10.4%.   The year over year drop in operating margin was primarily due to lower sales. Exchange rates contributed about 40 basis points to the decline.  The adjusted operating margin for the first quarter of 2010 was 210 basis points higher than last quarter, primarily reflecting the improved product mix and about a 75 basis points benefit from exchange rates.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2010	2009	% Change
Interest expense, net	$6.6	$5.4	22.2%
Percentage of sales	2.5%	1.8%

The $1.2 million increase in interest expense was due to higher average borrowing rates as a result of the May 2009 refinancing and the accelerated amortization of deferred financing costs as a result of the $30 million repayment of a portion of the term loan in January 2010.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2010	2009	% Change
Income tax expense	$1.5	$11.2	(86.6)%
Effective tax rate	8.7%	32.5%

This year’s 8.7% effective tax rate reflects $3.5 million of the Clean Energy Manufacturing Tax Credits awarded in January 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.  The effective tax rate excluding these credits would have been 29.1%.

Financial Condition

Liquidity:  As of March 31, 2010, we had cash and cash equivalents of $65.7 million.  Aggregate borrowings as of March 31, 2010 under the Senior Secured Credit Facility (the “Facility”) consisted of $131.0 million of term-loan borrowings.  The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of March 31, 2010, we had issued letters of credit under the Facility totaling $3.1 million resulting in undrawn availability under the Facility as of March 31, 2010 of $121.9 million.  In January 2010, we paid down the term loan by $30.0 million, which included a $26.4 million mandatory payment based on 50% of the cash flow generated in 2009, as defined in the agreement.  In addition, we borrowed $3.8 million from the credit line established in China associated with our operations there.  Our total debt, net of cash, as of March 31, 2010 was $297.3 million.  This represents an increase of $15.1 million from December 31, 2009.

In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 2.75 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of March 31, 2010, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and our revolving credit facility. As of March 31, 2010, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2013.  Our term loan requires repayments at a rate of approximately $1.8 million per quarter starting in May 2011 with our next required payment of $0.1 million due in February 2011.  Our revolver facility expires in May 2013.

Operating Activities:  Net cash provided by operating activities was $2.9 million in the first quarter of 2010, as compared to net cash provided by operating activities of $13.6 million in the first quarter of 2009.  Historically, working capital traditionally increases from the low seasonal December levels, and our annual benefit and variable compensation payments occur in the first quarter.

Investing Activities:  Net cash used for investing activities of $12.6 million in the first quarter of 2010 was for capital expenditures. This compares to capital expenditures of $38.6 million during the first quarter of 2009.  The decrease primarily reflects prudent management of our capital spending as we focus on factory yields and efficiencies and try to match our capital spending with our long-term growth assumptions.  Capital expenditures for 2010 are expected to be less than $75 million.

Financing Activities:  Financing activities used $30.1 million of net cash in the first quarter of 2010 compared with providing $3.4 million in the same period of 2009.  This year, we repaid $30.0 million of our Senior Secured Credit Facility with cash on hand.  This included a $26.4 million mandatory prepayment based on 50% of the cash flow generated in 2009, as defined in the agreement.

Financial Obligations and Commitments: As of March 31, 2010, current maturities of notes payable and capital lease obligations were $4.4 million.  The next significant scheduled debt maturity will not occur until 2013, in the amount of $14.7 million, with annual debt and capital lease maturities approximating $4.2 million remaining in 2010 and $6.4 million in 2011 (refer to MD&A in our 2009 Annual Report on Form 10-K for further details regarding our financial obligations and commitments).  We have one capital lease for a building which expires in 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

The term loans under the Senior Secured Credit Facility are scheduled to mature in May of 2014 and the revolving loan under the credit facility is scheduled to expire in May 2013.   Our senior subordinated notes mature on February 1, 2015.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There were no significant changes in our accounting policies and estimates since the end of fiscal 2009.

Forward-Looking Statements

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to future prospects, developments and business strategies.  These forward-looking statements are identified by their use of terms and phrases such as “anticipate”, “believe”, “could”, “would”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should”, “will”, and similar terms and phrases, including references to assumptions.  Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and new facilities and the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and foreign tax credit carryforwards, and the impact of the above factors on our expectations of 2010 financial results; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, commodity prices, and in the market price of our common stock.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements and cost reductions, and conditions in the financial markets.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2009 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.   These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required by Item 1 is contained within Note 12 on pages 12 through 14 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse affects or give rise to additional material risks not now contemplated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 — January 31, 2010	71,411		$13.68	0	0

February 1 — February 28, 2010	0		N/A	0	0

March 1 — March 31, 2010	0		N/A	0	0

Total	71,411	(1)	$13.68	0	0

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) All shares were delivered by employees in payment of the exercise price of non-qualified stock options.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

April 26, 2010	/s/ Kimberly A. Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.