Form 10-Q
period 2010-06-30
HEXCEL CORP /DE/
filed 2010-07-26
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2010
COMMON STOCK	97,170,267

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$84.0	$110.1
Accounts receivable, net	195.1	158.4
Inventories, net	175.4	157.2
Prepaid expenses and other current assets	34.2	35.4
Total current assets	488.7	461.1

Property, plant and equipment	1,011.1	1,045.1
Less accumulated depreciation	(442.6)	(443.0)
Net property, plant and equipment	568.5	602.1

Goodwill and intangible assets	55.7	56.7
Investments in affiliated companies	19.1	17.7
Deferred tax assets	78.6	85.6
Other assets	23.6	23.4

Total assets	$1,234.2	$1,246.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of debt	$7.0	$33.5
Accounts payable	87.7	74.3
Accrued liabilities	99.4	93.9
Total current liabilities	194.1	201.7

Long-term debt	356.8	358.8
Other non-current liabilities	100.7	110.5
Total liabilities	651.6	671.0

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 99.4 and 98.6 shares issued at June 30, 2010 and December 31, 2009, respectively	1.0	1.0
Additional paid-in capital	546.4	535.3
Retained earnings	109.9	71.0
Accumulated other comprehensive (loss)	(47.2)	(7.0)
	610.1	600.3
Less — Treasury stock, at cost, 2.2 and 2.0 shares at June 30, 2010 and December 31, 2009, respectively	(27.5)	(24.7)
Total stockholders’ equity	582.6	575.6

Total liabilities and stockholders’ equity	$1,234.2	$1,246.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2010	2009	2010	2009

Net sales	$305.1	$277.3	$568.1	$584.6
Cost of sales	226.7	214.2	423.6	444.5
Gross margin	78.4	63.1	144.5	140.1

Selling, general and administrative expenses	29.6	25.3	61.0	54.6
Research and technology expenses	8.3	6.4	15.7	14.2
Other operating expenses	—	1.7	3.5	1.7
Operating income	40.5	29.7	64.3	69.6

Interest expense, net	7.1	7.5	13.7	12.9
Income before income taxes and equity in earnings of affiliated companies	33.4	22.2	50.6	56.7
Provision for income taxes	10.6	5.7	12.1	16.9
Income before equity in earnings of affiliated companies	22.8	16.5	38.5	39.8
Equity in earnings of affiliated companies	0.3	0.3	0.4	0.4
Net income	$23.1	$16.8	$38.9	$40.2

Basic net income per common share:	$0.24	$0.17	$0.40	$0.42

Diluted net income per common share:	$0.23	$0.17	$0.39	$0.41

Weighted average common shares outstanding:
Basic	97.5	96.9	97.4	96.8
Diluted	99.7	97.8	99.6	97.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2010	2009
		(See Note 1)
Cash flows from operating activities
Net income	$38.9	$40.2
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	25.6	22.5
Amortization of debt discount and deferred financing costs	2.4	2.8
Deferred income taxes	4.2	12.1
Business consolidation and restructuring payments	(0.4)	(1.3)
Equity in earnings from affiliated companies	(0.4)	(0.4)
Stock-based compensation	8.3	5.5
Excess tax benefits on stock-based compensation	(0.7)	0.4

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(52.3)	14.8
(Increase) decrease in inventories	(28.9)	22.6
Decrease (increase) in prepaid expenses and other current assets	0.4	(3.5)
Increase (decrease) in accounts payable and accrued liabilities	36.9	(32.5)
Other — net	(2.3)	3.0
Net cash provided by operating activities	31.7	86.2

Cash flows from investing activities
Capital expenditures and deposits for capital purchases	(20.1)	(64.2)
Net cash used for investing activities	(20.1)	(64.2)

Cash flows from financing activities
Borrowings from credit line — China	1.7	3.9
Proceeds from Senior Secured Credit Facility — term B loan	—	171.5
Repayment of Senior Secured Credit Facility	(30.0)	(167.0)
Issuance costs related to Senior Secured Credit Facility	—	(10.3)
Capital lease obligations and other debt, net	(0.2)	0.6
Activity under stock plans	0.6	(0.6)
Net cash used for financing activities	(27.9)	(1.9)
Effect of exchange rate changes on cash and cash equivalents	(9.8)	1.6
Net (decrease) increase in cash and cash equivalents	(26.1)	21.7
Cash and cash equivalents at beginning of period	110.1	50.9
Cash and cash equivalents at end of period	$84.0	$72.6

Supplemental data:
Accrual basis additions to property, plant and equipment	$13.7	$47.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies.  The accompanying condensed consolidated financial statements are those of Hexcel Corporation.  Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our significant accounting policies.

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flow for the interim periods presented.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited 2009 consolidated balance sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  The information included in the Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.

Investments in Affiliated Companies

We have a 50% equity ownership investment in an Asian joint venture, Asian Composites Manufacturing Sdn. Bhd.  In accordance with recently issued accounting standards we have determined that this investment is not a variable interest entity.  As such, we account for our share of the earnings of this affiliated company using the equity method of accounting.

Reclassifications and revisions

Certain prior year amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2010 presentation.  Cash provided by operating activities for the six months ended June 30, 2009 was revised to $86.2 million from the $69.9 million previously reported, while cash used for investing activities decreased by the same amount.  Investing activities now include only cash payments for capital expenditures, whereas previously they included additions to property, plant and equipment on an accrual basis.  The adjustment to the cash basis is reflected in the change in accounts payable and accrued liabilities.

Note 2 — Net Income per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2010	2009	2010	2009

Basic net income per common share:
Net income	$23.1	$16.8	$38.9	$40.2

Weighted average common shares outstanding	97.5	96.9	97.4	96.8

Basic net income per common share	$0.24	$0.17	$0.40	$0.42

Diluted net income per common share:
Net income	$23.1	$16.8	$38.9	$40.2

Weighted average common shares outstanding — Basic	97.5	96.9	97.4	96.8
Plus incremental shares from assumed conversions:
Restricted stock units	0.9	0.3	1.0	0.5
Stock options	1.3	0.6	1.2	0.5
Weighted average common shares outstanding — Dilutive	99.7	97.8	99.6	97.8

Diluted net income per common share	$0.23	$0.17	$0.39	$0.41

Total shares underlying stock options of 0.9 million for the quarter and 1.2 million for the six months were excluded from the computation of diluted net income per share for the periods ended June 30, 2010, as they were anti-dilutive. Total shares underlying stock options of 2.2 million for the quarter and 3.1 million for the six months were excluded from the computation of diluted net income per share for the periods ended June 30, 2009, as they were anti-dilutive.

Note 3 — Other Operating Expense

The six-month period ended June 30, 2010 and the second quarter and six-month period ended June 30, 2009 included a pre-tax charge of $3.5 million and $1.7 million, respectively, for additional environmental reserves primarily to remediate our former Lodi, New Jersey manufacturing facility that was sold in 1986 (see note 12).

Note 4 — Inventories, net

(In millions)	June 30, 2010	December 31, 2009
Raw materials	$74.4	$72.7
Work in progress	42.5	36.8
Finished goods	81.2	71.6
Total inventories, gross	$198.1	$181.1
Inventory allowances	(22.7)	(23.9)
Total inventories, net	$175.4	$157.2

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2010 and 2009 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
U.S. Qualified and Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.6	$0.7
Interest cost	0.2	0.2	0.5	0.5
Net amortization and deferral	0.3	0.1	0.4	0.1
Net periodic benefit cost	$0.8	$0.6	$1.5	$1.3

	June 30, 2010	December 31, 2009
Amounts recognized on the balance sheet:
Accrued liabilities	$1.0	$1.0
Other non -current liabilities	22.9	22.3
Total accrued benefit	$23.9	$23.3

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
European Defined Benefit Retirement Plans
Service cost	$0.9	$0.6	$1.9	$1.2
Interest cost	1.9	1.2	3.8	2.4
Expected return on plan assets	(1.6)	(1.1)	(3.2)	(2.2)
Net amortization and deferral	0.3	0.2	0.6	0.3
Net periodic benefit cost	$1.5	$0.9	$3.1	$1.7

	June 30, 2010	December 31, 2009
Amounts recognized on the balance sheet:
Accrued liabilities	$2.3	$0.7
Other non-current liabilities	38.9	40.7
Total accrued benefit	$41.2	$41.4

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these non-qualified plans, we expect to contribute $1.0 million in 2010 to cover unfunded benefits.  We contributed $0.6 million to our U.S. non-qualified defined benefit retirement plans during the 2009 fiscal year.

We contributed $1.9 million and $1.2 million to our European defined benefit retirement plans in the second quarters of 2010 and 2009, respectively.  Contributions were $2.7 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively.  We plan to contribute approximately $8 million during 2010 to our European plans.  We contributed $4.7 million to our European plans during the 2009 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and six months ended June 30, 2010 and 2009 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Postretirement Health Care and Life Insurance Benefit Plans
Interest cost	$0.2	$0.2	$0.3	$0.3
Net amortization	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$0.1	$0.1	$0.2	$0.2

	June 30, 2010	December 31, 2009
Amounts recognized on the balance sheet:
Accrued liabilities	$1.1	$1.1
Other non-current liabilities	10.1	10.1
Total accrued benefit	$11.2	$11.2

In connection with our postretirement plans, we contributed $0.1 million during each of the second quarters of 2010 and 2009, respectively, and $0.2 million and $0.3 million during the six-month periods ended June 30, 2010 and 2009, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, we expect to contribute approximately $1.1 million in 2010 to cover unfunded benefits.  We contributed $0.6 million to our postretirement plans during the 2009 fiscal year.

Note 6 — Debt

(In millions)	June 30, 2010	December 31, 2009
Working capital line of credit — China	$4.7	$3.0
Current maturities of capital lease and other obligations	0.5	0.5
Current maturities of senior secured credit facility — term B loan	1.8	30.0
Short-term borrowings and current maturities of long-term liabilities	7.0	33.5

Senior secured credit facility — term B loan due 2014	129.5	131.0
Capital lease and other obligations	2.3	2.8
6.75% senior subordinated notes due 2015	225.0	225.0
Long—term debt	356.8	358.8
Total debt	$363.8	$392.3

Estimated Fair Values of Notes Payable

The approximate, aggregate fair values of our notes payable as of June 30, 2010 and December 31, 2009 were as follows:

(In millions)	June 30, 2010	December 31, 2009
6.75% senior subordinated notes, due 2015	$225	$216
Senior secured credit facility — term B loan due 2014	134	161

The aggregate fair values of the notes payable were estimated on the basis of quoted market prices.

New Senior Secured Credit Facility

On July 9, 2010, Hexcel Corporation entered into a new $250 million senior secured credit facility (“the Facility”), consisting of a $150 million revolving loan and a $100 million term loan.  The Facility matures on July 9, 2015.  The interest rate for the loans is LIBOR plus 2.75% through December 2010 and then can range down to LIBOR plus 2%, depending on our leverage ratio.  The margin for the loans will decrease from 2.75% to 2.25% if Hexcel’s leverage ratio decreases below 2 to 1, and will decrease an additional 25 basis points if Hexcel’s leverage ratio decreases below 1.75 to 1.  The term loan will be borrowed at closing and once repaid cannot be reborrowed.  The term loan will be repaid at a rate of approximately $1.3 million per quarter starting in the third quarter of 2010 and increasing to $2.5 million in September 2012 with two payments of $10.0 million in September 2014 and December 2014 and two final $25.0 million payments in March and June 2015.

Proceeds from the term loan and cash on hand were used to repay all amounts, and terminate all commitments, outstanding under Hexcel’s old credit agreement and to pay fees and expenses in connection with the refinancing.  There were no borrowings from the new revolving loan on July 9, 2010.  We incurred approximately $3.7 million in issuance costs related to the refinancing of the Facility, which will be expensed over the life of the Facility.  As a result of the refinancing, we will incur a $6.8 million charge in the third quarter of 2010 to accelerate the amortization of deferred financing costs associated with the previous credit facility.

The credit agreement contains financial and other covenants including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  A violation of any of these covenants could result in a default under the credit agreement, which would permit the lenders to accelerate the payment of all borrowings and to terminate the credit agreement.  In addition, such a default could, under certain circumstances, permit the holders of other outstanding unsecured debt to accelerate the repayment of such obligations.

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

The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million and allows us to draw up to $75 million in Euros.  Amounts drawn in Euros or any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.

Note 7 — Derivative Financial Instruments

Cross — Currency Interest Rate Swap Agreement

In 2006, we entered into a cross-currency interest rate swap agreement which has been designated as a hedge of our investment in Hexcel France SA. To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included as a component of interest expense.  By excluding the interest rate component of risk in this instrument, and recognizing it in current period earnings, we have diversified our floating rate interest rate exposure to include Euro interest rates, which provide a better matching with the underlying currency of operating cash flows.  The impact to interest expense for the three months ended June 30, 2010 was a net decrease of $0.1 million, compared to a net decrease of $0.4 million for the three months ended June 30, 2009.  The impact to interest expense for the six months ended June 30, 2010 was a net increase of $0.5 million, compared to a net increase of $0.1 million for the six months ended June 30, 2009.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at June 30, 2010 and December 31, 2009 was an asset of $2.1 million and a liability of $8.2 million, respectively.  Net credits to interest expense of $0.2 million and $0.5 million related to the excluded portion of the derivative were recorded in the second quarters of 2010 and 2009, respectively.  A net charge to interest expense of $0.3 million and a net credit to interest expense of $0.2 million related to the excluded portion of the derivative were recorded in the first six months of 2010 and 2009, respectively.  Net charges to interest expense of $0.1 million related to the interest coupons were recorded during the second quarters of 2010 and 2009.  Net charges to interest expense of $0.2 million and $0.3 million related to the interest coupons were recorded during the first six months of 2010 and 2009, respectively.  The net amount of gains included in the CTA adjustment during the second quarter and six-month period of 2010 was $6.2 million and $10.6 million, respectively.  The net amount of gains and losses included in the CTA adjustment during the second quarter and six-month period of 2009 was a loss of $3.7 million and a gain of $0.4 million, respectively.  There are no credit contingency features in this derivative.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through 2012.  The aggregate notional amount of these contracts was $185.6 million at June 30, 2010.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  These forward contracts are designated as cash flow hedges of forecasted revenues.  The effective portion of the hedges, losses of $5.2 million and $10.9 million, were recorded in other comprehensive income (“OCI”) for the three months and six months ended June 30, 2010, respectively, and gains of $8.3 million and $4.2 million for the three- and six-month periods ended June 30, 2009, respectively.  We excluded the forward points from the effectiveness assessment and recorded them as a reduction of interest expense of $0.2 million for the quarter and six months ended June 30, 2010, and an increase to interest expense of $0.5 million for the quarter ended June 30, 2009.  There was a decrease to interest expense of $0.1 million for the six-month period of 2009.  The carrying amount of these contracts was $0.6 million classified as other assets and $8.8 million classified in other liabilities on the Consolidated Balance Sheet at June 30, 2010 and $2.5 million in other assets and $3.6 million classified in other liabilities at December 31, 2009.  During the three months ended June 30, 2010 and 2009, we recognized net losses of $2.6 million and net gains of $1.7 million, respectively, recorded in sales and cost of sales.  During the six months ended June 30, 2010 and 2009, we recognized net losses of $4.1 million and net gains of $3.9 million, respectively, recorded in sales and cost of sales.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities, such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended June 30, 2010 and 2009, we recognized net foreign exchange losses of $4.8 million and net foreign exchange gains of $1.3 million, respectively, in the Consolidated Statements of Operations.  During the six-month periods ended June 30, 2010 and 2009, we recognized net foreign exchange losses of $7.7 million and net foreign exchange gains of $0.4 million, respectively, in the Consolidated Statements of Operations.  Asset and liability derivatives not designated as hedging instruments were not material.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded, net of tax, within accumulated other comprehensive income for the quarters and six months ended June 30, 2010 and 2009 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Unrealized losses at beginning of period, net of tax	$(4.5)	$(9.6)	$(1.4)	$(8.9)
Losses reclassified to net sales	2.0	1.2	3.1	2.4
(Decrease) increase in fair value	(4.2)	5.9	(8.4)	4.0
Unrealized losses at end of period, net of tax	$(6.7)	$(2.5)	$(6.7)	$(2.5)

As of June 30, 2010, unrealized losses recorded in “accumulated other comprehensive income,” net of tax, total $6.7 million, of which $3.0 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 8 — Income Taxes

The effective tax rate for the quarter and six months ended June 30, 2010 was 31.7% and 23.9%, respectively.  The lower effective rate in the six months of 2010 reflects $3.5 million of New Clean Energy Manufacturing Tax Credits awarded to us in January 2010 for qualifying capital investments incurred at our Colorado facility in 2009.  Excluding this credit, our effective tax rate would have been 30.8%. The effective tax rate for the quarter and six months ended June 30, 2009 was 25.7% and 29.8%, respectively.  The effective tax rates for the second quarter and six months ended June 30, 2009 reflect the release of $1.1 million of reserves for uncertain tax positions as a result of an audit settlement completed during the quarter. Excluding this benefit, the effective tax rates were 30.6% and 31.7%, respectively.

Note 9 — Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters and six months ended June 30, 2010 and 2009 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Net income	$23.1	$16.8	$38.9	$40.2
Currency translation adjustments	(19.3)	18.3	(36.5)	8.2
Pension and other postretirement obligations	0.1	(1.6)	1.5	(1.3)
Net unrealized (losses) gains on financial instruments	(2.2)	7.1	(5.2)	5.7
Comprehensive income (loss)	$1.7	$40.6	$(1.3)	$52.8

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

We do not have any significant assets or liabilities that utilize Level 3 inputs.  In addition, we have no assets or liabilities that utilize Level 1 inputs.  For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and the credit standing of Hexcel when the derivative is in a net liability position.  The fair values of these assets and liabilities were approximately $3.0 million and $9.5 million, respectively, at June 30, 2010.  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Cross-currency interest rate swap derivative assets — valued using LIBOR and EURIBOR yield curves at the reporting date.  Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2010 that would reduce the receivable amount owed, if any, to the Company.  Fair value at June 30, 2010 was $2.1 million.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date.  Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2010 that would reduce the receivable amount owed, if any, to the Company.  Fair value of assets and liabilities at June 30, 2010 was $0.9 million and $9.5 million, respectively.

•                  Money market funds — considered available-for-sale, and classified as cash equivalents.  Fair value at June 30, 2010 was $26.9 million, the same as book value.

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

Financial information for our business segments for the quarters and six months ended June 30, 2010 and 2009 is as follows:

	(Unaudited)
(In millions)	Composite Materials	Engineered Products	Corporate & Other (a)	Total
Second Quarter 2010
Net sales to external customers:
Commercial aerospace	$113.9	$47.1	$—	$161.0
Space and defense	60.7	18.7	—	79.4
Industrial	64.3	0.4	—	64.7
Net sales to external customers	238.9	66.2	—	305.1
Intersegment sales	11.5	0.3	(11.8)	—
Total sales	250.4	66.5	(11.8)	305.1

Operating income (a)	42.8	10.7	(13.0)	40.5
Depreciation and amortization	12.7	0.9	—	13.6
Stock-based compensation expense	1.1	0.2	1.3	2.6
Capital expenditures	6.2	0.5	0.1	6.8

Second Quarter 2009
Net sales to external customers:
Commercial aerospace	$94.1	$43.7	$—	$137.8
Space and defense	55.3	19.4	—	74.7
Industrial	64.4	0.4	—	64.8
Net sales to external customers	213.8	63.5	—	277.3
Intersegment sales	6.4	—	(6.4)	—
Total sales	220.2	63.5	(6.4)	277.3

Operating income (a)	30.3	9.9	(10.5)	29.7
Depreciation and amortization	10.5	1.0	0.1	11.6
Stock-based compensation expense	0.5	0.1	0.2	0.8
Capital expenditures	19.6	—	0.2	19.8

Six Months Ended June 30, 2010
Net sales to external customers
Commercial aerospace	$223.2	$89.8	$—	$313.0
Space and defense	113.8	38.1	—	151.9
Industrial	102.3	0.9	—	103.2
Net sales to external customers	439.3	128.8	—	568.1
Intersegment sales	20.4	0.3	(20.7)	—
Total sales	459.7	129.1	(20.7)	568.1

Operating income (a)	73.3	22.1	(31.1)	64.3
Depreciation and amortization	23.6	1.9	0.1	25.6
Stock-based compensation expense	2.7	0.5	5.1	8.3
Capital expenditures	13.0	0.6	0.1	13.7

Six Months Ended June 30, 2009
Net sales to external customers
Commercial aerospace	$203.4	$88.2	$—	$291.6
Space and defense	114.7	37.3	—	152.0
Industrial	140.1	0.9	—	141.0
Net sales to external customers	458.2	126.4	—	584.6
Intersegment sales	15.5	—	(15.5)	—
Total sales	473.7	126.4	(15.5)	584.6

Operating income (a)	75.3	18.7	(24.4)	69.6
Depreciation and amortization	20.3	2.0	0.2	22.5
Stock-based compensation expense	1.8	0.4	3.3	5.5
Capital expenditures	47.0	0.2	0.7	47.9

(a)          Operating income for the six months ended June 30, 2010 within the corporate and other segment includes expenses of $3.5 million related to the increase in environmental remediation liabilities for previously sold facilities.  Operating income for the quarter and six months ended June 30, 2009 within the corporate and other segment also includes $1.7 million of other expense related to the increase in environmental remediation liabilities for previously sold facilities.

Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets by segment is as follows:

(In millions)	June 30, 2010	December 31, 2009
Composite Materials	$39.7	$40.6
Engineered Products	16.0	16.1
Goodwill and intangible assets	$55.7	$56.7

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

We have been named as a potentially responsible party (“PRP”) with respect to several hazardous waste disposal sites that we do not own or possess, which are included on, or proposed to be included on, the Superfund National Priority List of the U.S. Environmental Protection Agency (“EPA”) or on equivalent lists of various state governments.  Because CERCLA allows for joint and several liability in certain circumstances, we could be responsible for all remediation costs at such sites, even if we are one of many PRPs.  We believe, based on the amount and the nature of our waste, and the number of financially viable PRPs, that our liability in connection with such matters will not be material.

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan.  In the first quarter of 2010, we made a decision to enhance the remediation system to accelerate completion of the remediation.  The additional costs associated with this enhancement are included in our accrual for this liability, which at June 30, 2010 is $6.9 million.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  In May 2005, the NJDEP dismissed us from the Directive.  In February 2004, 42 entities including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed into an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate.  Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties will also receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers six interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options range from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS; the EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustee for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time.  Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures; however, substantially all additional third-party discovery and motions practice had been stayed through May 2010.  On June 28, 2010, the court entered a new case management order moving the case into a more active litigation phase.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-

Sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, with one exception, without withdrawing our defenses.  As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified.  Recently, the other party’s cleanup efforts have declined due to discovery of additional contamination and equipment failures; we believe that this has increased the contamination migrating to our property and will increase the duration of our cleanup.  As a result, we have increased our accrual by $0.3 million in the second quarter.  The total accrued liability related to this matter was $1.9 million at June 30, 2010.

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a PRP at a former chemical waste site in Whittier, CA.  The PRPs at Omega have established a PRP Group, the “Omega Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA, entered into in March 2000.  Hexcel contributed approximately 1.07% of the waste tonnage sent to the site during its operations.  In addition to the Omega site specifically, there is regional groundwater contamination in the area as well.  The EPA has not determined who it will identify as PRPs to investigate and, as necessary, remediate the regional groundwater contamination.  Although it is likely that Hexcel will incur costs associated with the regional investigation and remediation as a member of the Omega Group, our ultimate liability, if any, in connection with this matter cannot be determined at this time.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of June 30, 2010, our aggregate environmental related accruals were $9.7 million, of which $5.3 million was included in accrued liabilities with the remainder included in non-current liabilities. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $1.7 million and $0.8 million for the quarters ended June 30, 2010 and 2009, respectively, and $2.4 million and $1.4 million for the six months ended June 30, 2010 and 2009.  In addition, our operating costs relating to environmental compliance charged directly to expenses were $2.4 million and $2.6 million for the quarters ended June 30, 2010 and 2009, respectively and $4.7 million and $5.0 million for the six-month periods ended June 30, 2010 and 2009, respectively.  Capital expenditures for environmental matters were $0.2 million and $1.1 million for the quarters ended June 30, 2010 and 2009, respectively and $0.4 million and $2.0 million for the six-month periods ended June 30, 2010 and 2009, respectively.

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

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the six months ended June 30, 2010, and accrued warranty cost included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2009	$3.7
Warranty expense	0.7
Deductions and other	(0.1)
Balance as of March 31, 2010	4.3
Warranty expense	1.1
Deductions and other	(0.6)
Balance as of June 30, 2010	$4.8

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

Net sales for the quarter were $305.1 million, 10.0% higher (12.0% higher in constant currency) than the $277.3 million reported for the second quarter of 2009.  Year to date, net sales were 3.2% lower than last year in constant currency.  Commercial aerospace sales increased 18.1% for the quarter, in constant currency.  Space and Defense increased 7.7% in constant currency and Industrial sales were flat compared to the prior year as wind sales recovered from the depressed first quarter level.

Commercial aerospace sales increased 16.8% (18.1% constant currency) for the quarter and were essentially flat for the six-month period as compared to 2009.  Airbus and Boeing related sales were up about 20%, led by new program sales. These two combined have just under 6,700 planes in backlog at June 30, 2010 and, based on their estimates, are on track in 2010 to approach the record deliveries in 2009.  New aircraft such as the Boeing 787 and 747-8, as well as Airbus A380 and A350, continue to be a key component of our growth representing more than 20% of our total sales to this market in the second quarter of 2010.  Sales to other commercial aerospace, which includes regional and business aircraft customers, were just above the run rate of the last four quarters.

Space and Defense sales increased 6.3% (7.7% in constant currency) for the quarter and were essentially flat for the six-month period compared to 2009.  Sales from rotorcraft, including the V22 tilt rotor program, offset the lower F22 sales due to the impending end of the program.  The benefit from participating in a wide range of programs, the ramp-up of the Joint Strike Fighter and the new A400M transport are expected to largely offset the potential impact of the end of the F22 program and later the C17.

Industrial sales were flat (up 3.9% in constant currency) for the quarter and down 27% for the six months compared to last year. The improvement in the second quarter resulted from a quick recovery by our largest wind energy customer, from their significant inventory correction during the first quarter of 2010.  As a result, wind energy sales were more than $20 million higher this quarter than the first quarter of 2010 and were just higher than the run rate of the last three quarters of 2009.  Industrial sales excluding wind energy were flat in constant currency compared to the second quarter of 2009, but were higher than each of the prior three quarters.

As discussed in our June 2, 2010 revised outlook, we expect continued double digit sales growth in constant currency through the rest of this year.  This growth will be led by commercial aerospace due to the end of inventory corrections, recent announcements of modest increases in large aircraft build rates and good progress on the new composite-rich programs.

Gross margin was 25.7% of net sales for the quarter as compared to 22.8% in the same period last year.  The improved gross margin percentage over last year reflects the higher volume, factory productivity and cost reduction initiatives and favorable product mix.  These more than offset the increase in depreciation expense included in cost of sales of $1.5 million versus last year.  Exchange rates resulted in almost a 50 basis points improvement in gross margin compared to last year.  Our adjusted operating income was 13.3% of sales as compared to 11.3% for the second quarter of 2009.  SG&A expenses were $29.6 million versus $25.3 million in 2009, primarily reflecting higher incentive and stock based compensation expense from our improved outlook versus 2009.

We continue to moderate our pace of capital spending to maintain alignment with current growth assumptions for us and our customers and are committed to achieving factory efficiencies and yields to both reduce cost and capital requirements going forward.  Accrual basis additions to capital expenditures were $13.7 million in the first six months of 2010 as compared to $35.4 million during the first six months of 2009.  We do expect the pace of capital expenditures to increase in the second half of the year but to be less than $75 million for the year. We have resumed construction of the remaining lines of our previously announced carbon fiber capacity additions.  We expect to have these additions completed by the end of 2011 and we will then be at 16 million pounds of nameplate capacity.

The free cash flow (defined as cash provided by operating activities less capital expenditures) for the first six months was $11.6 million as compared to $22.0 million for the first six months of 2009.  With the return of sales growth, the use of cash for accounts receivable was $52 million for the first half of 2010.  We also continue to expect to be free cash flow positive for the year.

Second Quarter and Six-Month Results

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2010	2009	% Change	2010	2009	% Change
Net sales	$305.1	$277.3	10.0%	$568.1	$584.6	(2.8)%
Net sales change in constant currency			12.0%			(3.2)%
Operating income	40.5	29.7	36.4%	64.3	69.6	(7.6)%
Net income	23.1	16.8	37.5%	38.9	40.2	(3.2)%
Diluted net income per common share	$0.23	$0.17		$0.39	$0.41

Non-GAAP measures:
Adjusted operating income	$40.5	$31.4	29.0%	$67.8	$71.3	(4.9)%
As a percentage of net sales	13.3%	11.3%		11.9%	12.2%
Adjusted net income	$23.1	$17.9	29.1%	$37.6	$41.3	(9.0)%
Adjusted diluted earnings per share	$0.23	$0.18		$0.38	$0.42

The Company’s performance measurements include sales measured in constant dollars, operating income adjusted for non-recurring operating expenses, and net income adjusted for non-recurring expenses and one-time tax adjustments and free cash flow, all of which are non-GAAP measures.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods.  Non-recurring items represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented.  Such non-GAAP measurements are not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  The following is a reconciliation from GAAP to non-GAAP amounts:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2010	2009	2010	2009
Operating income	$40.5	$29.7	$64.3	$69.6
Environmental Expense (a)	—	1.7	3.5	1.7
Adjusted operating income	$40.5	$31.4	$67.8	$71.3

Net income	$23.1	$16.8	$38.9	$40.2
Environmental Expense (net of tax) (a)	—	1.1	2.2	1.1
Tax adjustments (b)	—	—	(3.5)	—
Adjusted net income	$23.1	$17.9	$37.6	$41.3

(a)                           The six-month period 2010 and second quarter and six-month period 2009 Environmental Expense adjustments related to an increase to the estimated remediation costs for previously sold facilities.

(b)                          The six-month 2010 tax adjustment was for $3.5 million of New Clean Energy Manufacturing Tax Credits awarded to us in January 2010 for qualifying capital investments incurred at our Colorado facility in 2009.

Net Sales

Net sales increased for the quarter and six months ended June 30, 2010 over the same periods in 2009, primarily reflecting higher sales volume in the Commercial Aerospace markets.  On a constant currency basis, sales for the quarter ended June 30, 2010 were 12% higher than the same quarter in 2009 (10% increase at actual rates) and sales for the six months ended June 30, 2010 were 3.2% lower than the six months ended June 30, 2009 (2.8% decrease at actual rates).

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2010 and 2009:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
Consolidated Net Sales	$305.1	$277.3	10.0%	$568.1	$584.6	(2.8)%
Commercial Aerospace	161.0	137.8	16.8%	313.0	291.6	7.3%
Space & Defense	79.4	74.7	6.3%	151.9	152.0	(0.1)%
Industrial	64.7	64.8	(0.2)%	103.2	141.0	(26.8)%

Composite Materials	$238.9	$213.8	11.7%	$439.3	$458.2	(4.1)%
Commercial Aerospace	113.9	94.1	21.0%	223.2	203.4	9.7%
Space & Defense	60.7	55.3	9.8%	113.8	114.7	(0.8)%
Industrial	64.3	64.4	(0.2)%	102.3	140.1	(27.0)%

Engineered Products	$66.2	$63.5	4.3%	$128.8	$126.4	1.9%
Commercial Aerospace	47.1	43.7	7.8%	89.8	88.2	1.8%
Space & Defense	18.7	19.4	(3.6)%	38.1	37.3	2.1%
Industrial	0.4	0.4	—%	0.9	0.9	—%

Commercial Aerospace:  Net sales increased $23.2 million, or 16.8% (18.1% on a constant currency basis), to $161.0 million for the second quarter of 2010.  Net sales for the six months ended June 30, 2010 increased $21.4 million or 7.3% (6.8% on a constant currency basis) to $313.0 million over the six months ended June 30, 2009.   For the quarter, Airbus and Boeing related sales were up about 20%, led by new program sales.   Revenues attributed to new aircraft programs (A380, A350, B787, B747-8) represented more than 20% of commercial aerospace sales.  Sales to other commercial aerospace, which includes regional and business aircraft customers, were just above the run rate for the last four quarters.

Space & Defense: Net sales increased $4.7 million, or 6.3% (7.7% on a constant currency basis), to $79.4 million for the second quarter of 2010.  Net sales of $151.9 million for the six months ended June 30, 2010 were essentially flat with the prior year level as sales from rotorcraft, including the V22 tilt rotor program, offset the lower F22 sales due to the impending end of the program.

Industrial: Net sales were essentially flat for the second quarter of 2010 (an increase of 3.9% on a constant currency basis).  Net sales for the six months ended June 30, 2010 decreased $37.8 million or 26.8% (a decrease of 27.1% on constant currency basis) to $103.2 million.  Net sales increased from $38.5 million in the first quarter of 2010 to $64.7 million in the second quarter of 2010.  The improvement in the second quarter was driven by higher wind energy sales.  Wind energy sales benefited from a quick recovery by our largest wind energy customer, from their significant inventory correction during the first quarter of 2010.  As a result, wind energy sales were more than $20 million higher this quarter than the first quarter and were just higher than the run rate of the last three quarters of 2009.  Industrial sales excluding wind energy were flat in constant currency compared to the second quarter of 2009, but were higher than each of the prior three quarters.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
Gross margin	$78.4	$63.1	24.2%	$144.5	$140.1	3.1%
Percentage of sales	25.7%	22.8%		25.4%	24.0%

The increase in gross margin of $15.3 million for the second quarter of 2010 and $4.4 million for the first six months of 2010 resulted from factory productivity and cost reduction initiatives and favorable product mix.  Foreign exchange rates contributed almost 50 basis points to the quarter’s improved gross margin percentage over last year, but had nominal impact on a year-to-date basis.  The second quarter also benefitted from higher sales volume.

Depreciation and amortization expense, included in cost of sales during the quarter increased $1.5 million to $12.0 million .  For the first half of 2010, depreciation and amortization expense increased $2.1 million to $22.4 million.

Selling, General and Administrative Expenses (“SG&A”)

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
SG&A expense	$29.6	$25.3	17.0%	$61.0	$54.6	11.7%
Percentage of sales	9.7%	9.1%		10.7%	9.3%

On a constant currency basis, SG&A expenses for the second quarter and six-month period increased about 20% and 12%, respectively, from last year, primarily reflecting higher incentive and stock based compensation expense from our improved outlook versus 2009.

Research and Technology Expenses (“R&T”)

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
R&T expense	$8.3	$6.4	29.7%	$15.7	$14.2	10.6%
Percentage of sales	2.7%	2.3%		2.8%	2.4%

On a constant currency basis, R&T expenses for the quarter and six months ended June 30, 2010 increased about 32% and 9% respectively, from last year, reflecting higher development and qualification costs for new airplane programs in the current year.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
Consolidated operating income	$40.5	$29.7	36.4%	$64.3	$69.6	(7.6)%
Operating margin	13.3%	10.7%		11.3%	11.9%

Composite Materials	42.8	30.3	41.3%	73.3	75.3	(2.7)%
Operating margin	17.1%	13.8%		15.9%	15.9%
Engineered Products	10.7	9.9	8.1%	22.1	18.7	18.2%
Operating margin	16.1%	15.6%		17.1%	14.8%
Corporate & Other	(13.0)	(10.5)	(23.8)%	(31.1)	(24.4)	(27.5)%

Strong gross margins, as discussed above, partially offset by higher incentive and stock compensation expense and higher development and qualification costs drove the improvement in operating margins for the second quarter 2010.  Corporate and other for the six-month period ended June 30, 2010 and 2009 included $3.5 million and $1.7 million of additional environmental reserves. The strong dollar also helped improve our margins.  Foreign exchange rates contributed about 50 basis points to the quarter’s improved operating income percentage, but had nominal impact on the six months results.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
Interest expense, net	$7.1	$7.5	(5.3)%	$13.7	$12.9	6.2%
Percentage of sales	2.3%	2.7%		2.4%	2.2%

The increase in interest expense for the six-month period was primarily due to amortization of higher deferred financing costs as a result of the refinancing in May 2009. In July 2010, we also refinanced our senior secured credit facilities. As a result of the refinancing, we expect that interest costs will decrease by more than $5 million at current borrowing levels and forecasted LIBOR rates in the first twelve months.  We will accelerate the unamortized financing costs of the credit facility being replaced incurring a pretax charge of $6.8 million in the third quarter of 2010.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Income tax (benefit) expense	$10.6	$5.7	$12.1	$16.9
Effective tax rate	31.7%	25.7%	23.9%	29.8%

The income tax provision for the six months ended June 30, 2010 included $3.5 million of the New Clean Energy Manufacturing Tax Credits awarded in January 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.  The effective tax rate excluding these credits would have been 30.8%.  The effective tax rates for the second quarter and six months ended June 30, 2009 reflect the release of $1.1 million of reserves for uncertain tax positions as a result of an audit settlement completed during the quarter. Excluding this benefit, the effective tax rates were 30.6% and 31.7%, respectively.

Financial Condition

Liquidity: As of June 30, 2010, we had cash and cash equivalents of $84.0 million.  Aggregate borrowings as of June 30, 2010 under our Senior Secured Credit Facility consisted of $131.3 million in term loans.  Our Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of June 30, 2010, we had issued letters of credit under the Senior Secured Credit Facility totaling $3.3 million, and no amounts were outstanding under our $125 million revolving credit facility.  In addition, we borrowed $4.7 million from a credit line established in China associated with our operations there.  Our total debt, net of cash, as of June 30, 2010 was $279.8 million, a decrease of $2.4 million from December 31, 2009.

On July 9, 2010, Hexcel Corporation entered into a new $250 million senior secured credit facility (the “Facility”), consisting of a $150 million revolving loan and a $100 million term loan.  The Facility matures on July 9, 2015.  Proceeds from the term loan and cash on hand were used to repay all amounts, and terminate all commitments, outstanding under Hexcel’s old credit agreement and to pay fees and expenses in connection with the refinancing.  We incurred about $3.7 million in issuance costs related to the refinancing of the Facility, which will be expensed over the life of the Facility. As a result of the refinancing, we will incur a $6.8 million charge in the third quarter of 2010 to accelerate the amortization of deferred financing costs associated with the previous credit facility.  The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million and allows us to draw up to $75 million in Euros.  Amounts drawn in Euros or any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  The credit agreement contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.   Terms of the credit facility are further discussed in Note 6 to the accompanying financial statements.

At July 9, 2010, the date of the refinancing, we had no amounts outstanding on our new $150 million revolver facility and after considering the $3.3 million of outstanding letters of credit, we had $146.7 million of available borrowings.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and our revolving credit facility. The new facility provides more flexibility for capital expenditures than the old facility and we believe the amounts available are adequate for our projected growth scenarios.  As of June 30, 2010, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.

Operating Activities:  Net cash provided by operating activities was $31.7 million in the first six months of 2010, as compared to $86.2 million in the first six months of 2009 primarily from higher working capital levels as second quarter sales volumes increased.  Accounts receivable and inventories used $81.2 million of cash as opposed to generating cash of $37.4 million in first half of 2009.  Accounts payable and accrued liabilities resulted in an inflow of $36.9 million in the first half of 2010 and an outflow of $32.5 million in the first half of 2009.  These large swings reflect moving from last year’s declining sales to the current year of increasing sales and outlook.

Investing Activities:  Net cash used for investing activities of $20.1 million in the first six months of 2010, was for capital expenditures.  This compares to capital expenditures of $64.2 million during the first six months of 2009.  The decrease primarily reflects prudent management of our capital spending as we focus on factory yields and efficiencies and try to match our capital spending with our long-term growth assumptions.  We do expect second half capital expenditures to increase above first half levels with 2010 capital expenditures expected to be less than $75 million.

Financing Activities:  Financing activities used $27.9 million and $1.9 million of net cash in the first six months of 2010 and 2009, respectively.  In 2010, we repaid $30.0 million of our Senior Secured Credit Facility with cash on hand.  This included a $26.4 million mandatory prepayment based on 50% of the cash flow generated in 2009, as defined in the old agreement.  The new Facility does not include mandatory prepayments based on the generation of cash flow from operations.

Financial Obligations and Commitments: As of June 30, 2010, short-term borrowings and current portion of long-term obligations were $7.0 million. Certain sales and administrative offices, data processing equipment and manufacturing equipment and facilities are leased under operating leases.

Our senior subordinated notes mature on February 1, 2015.  The next significant scheduled debt payments under the Facility entered into in July 2010 are $1.3 million per quarter starting in the third quarter of 2010 and increasing to $2.5 million in

September 2012 with two payments of $10.0 million in September 2014 and December 2014 and two final $25.0 million payments in March and June 2015.

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

Forward-Looking Statements

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to future prospects, developments and business strategies.  These forward-looking statements are identified by their use of  terms and phrases such as “anticipate,” “believe,” “could,” “would,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” and similar terms and phrases, including references to assumptions.  Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the changes in product mix, efficiency improvements, continued cost reduction efforts and the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and foreign tax credit carryforwards, and the impact of the above factors on our expectations of 2010 financial results; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, governmental and environmental regulations and tax codes, raw material costs and in the market price of our common stock.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements and cost reductions, and conditions in the financial markets.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.   These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required by Item 1 is contained within Note 12 on pages 13 through 16 of this Form 10-Q and is incorporated herein by reference.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 — April 30, 2010	1,211		$14.37	0	0

May 1 — May 31, 2010	830		15.76	0	0

June 1 — June 30, 2010	0		N/A	0	0

Total	2,041	(1)	$14.94	0	0

(1) All shares were delivered by employees in payment of the exercise price of non-qualified stock options.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Credit Agreement, dated as of July 9, 2010, entered into by and among Hexcel Corporation, Hexcel Holdings SASU, the financial institutions from time to time party thereto, Banc of America Securities LLC, as a joint book manager and as a joint lead arranger, RBS Citizens, N.A., as syndication agent, as a joint book manager and as a joint lead arranger, HSBC Bank USA, National Association, as a documentation agent, TD Bank, N.A., as a documentation agent, Wells Fargo Bank, National Association, as a documentation agent and Bank of America, N.A., as administrative agent for the lenders.  Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment pursuant to Rule 24b-2.  The location of an omitted portion is indicated by a set of asterisks within brackets (“[***]”).  (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 14, 2010).

99.2

Security Agreement, dated as of July 9, 2010, by and among Hexcel Corporation, each of the direct and indirect subsidiaries of Hexcel Corporation listed on the signature pages thereto, and each additional grantor that may become a party thereto after the date thereof in accordance with Section 21 thereof, and Bank of America, N.A., as administrative agent for each of the Secured Parties (as defined in the Credit Agreement).  Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment pursuant to Rule 24b-2.  The location of an omitted portion is indicated by a set of asterisks within brackets (“[***]”). (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 14, 2010)

99.3

Subsidiary Guaranty, dated as of July 9, 2010, by the parties listed on the signature pages thereto in favor of and for the benefit of Bank of America, N.A., as administrative agent for each of the Secured Parties (as defined in the Credit Agreement). (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 14, 2010)

99.4

Company Guaranty, dated as of July 9, 2010, by Hexcel Corporation in favor of and for the benefit of Bank of America, N.A., as administrative agent for each of the Secured Parties (as defined in the Credit Agreement). (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 14, 2010)

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

July 26, 2010	/s/ Kimberly A. Hendricks
(Date)	Kimberly A. Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Credit Agreement, dated as of July 9, 2010, entered into by and among Hexcel Corporation, Hexcel Holdings SASU, the financial institutions from time to time party thereto, Banc of America Securities LLC, as a joint book manager and as a joint lead arranger, RBS Citizens, N.A., as syndication agent, as a joint book manager and as a joint lead arranger, HSBC Bank USA, National Association, as a documentation agent, TD Bank, N.A., as a documentation agent, Wells Fargo Bank, National Association, as a documentation agent and Bank of America, N.A., as administrative agent for the lenders.  Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment pursuant to Rule 24b-2.  The location of an omitted portion is indicated by a set of asterisks within brackets (“[***]”).  (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 14, 2010).

99.2

Security Agreement, dated as of July 9, 2010, by and among Hexcel Corporation, each of the direct and indirect subsidiaries of Hexcel Corporation listed on the signature pages thereto, and each additional grantor that may become a party thereto after the date thereof in accordance with Section 21 thereof, and Bank of America, N.A., as administrative agent for each of the Secured Parties (as defined in the Credit Agreement).  Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment pursuant to Rule 24b-2.  The location of an omitted portion is indicated by a set of asterisks within brackets (“[***]”). (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 14, 2010)

99.3

Subsidiary Guaranty, dated as of July 9, 2010, by the parties listed on the signature pages thereto in favor of and for the benefit of Bank of America, N.A., as administrative agent for each of the Secured Parties (as defined in the Credit Agreement). (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 14, 2010)

99.4

Company Guaranty, dated as of July 9, 2010, by Hexcel Corporation in favor of and for the benefit of Bank of America, N.A., as administrative agent for each of the Secured Parties (as defined in the Credit Agreement). (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 14, 2010)

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.