Form 10-Q
period 2010-09-30
HEXCEL CORP /DE/
filed 2010-10-25
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2010
COMMON STOCK	97,255,356

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$78.5	$110.1
Accounts receivable, net	182.9	158.4
Inventories, net	197.5	157.2
Prepaid expenses and other current assets	40.9	35.4
Total current assets	499.8	461.1

Property, plant and equipment	1,048.1	1,045.1
Less accumulated depreciation	(468.2)	(443.0)
Net property, plant and equipment	579.9	602.1

Goodwill and intangible assets	56.5	56.7
Investments in affiliated companies	19.3	17.7
Deferred tax assets	73.1	85.6
Other assets	22.4	23.4

Total assets	$1,251.0	$1,246.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$10.5	$33.5
Accounts payable	82.6	74.3
Accrued liabilities	103.8	93.9
Total current liabilities	196.9	201.7

Long-term notes payable and capital lease obligations	321.1	358.8
Other non-current liabilities	97.8	110.5
Total liabilities	615.8	671.0

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 99.4 and 98.6 shares issued at September 30, 2010 and December 31, 2009, respectively	1.0	1.0
Additional paid-in capital	548.9	535.3
Retained earnings	125.5	71.0
Accumulated other comprehensive (loss)	(12.6)	(7.0)
	662.8	600.3
Less — Treasury stock, at cost, 2.2 and 2.0 shares at September 30, 2010 and December 31, 2009, respectively	(27.6)	(24.7)
Total stockholders’ equity	635.2	575.6

Total liabilities and stockholders’ equity	$1,251.0	$1,246.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2010	2009	2010	2009

Net sales	$294.5	$257.1	$862.6	$841.7
Cost of sales	224.0	205.0	647.6	649.5
Gross margin	70.5	52.1	215.0	192.2

Selling, general and administrative expenses	28.7	25.8	89.7	80.4
Research and technology expenses	7.3	8.4	23.0	22.6
Other operating (income) expenses	—	(1.7)	3.5	—
Operating income	34.5	19.6	98.8	89.2

Interest expense, net	5.3	6.9	19.0	19.8
Non-operating expense	6.8	—	6.8	—
Income before income taxes and equity in earnings of affiliated companies	22.4	12.7	73.0	69.4
Provision for income taxes	6.8	2.5	18.9	19.4
Income before equity in earnings of affiliated companies	15.6	10.2	54.1	50.0
Equity in earnings of affiliated companies	—	0.2	0.4	0.6
Net income	$15.6	$10.4	$54.5	$50.6

Basic net income per common share:	$0.16	$0.11	$0.56	$0.52

Diluted net income per common share:	$0.16	$0.11	$0.55	$0.52

Weighted average common shares outstanding:
Basic	97.7	96.9	97.6	96.9
Diluted	100.0	98.1	99.9	98.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2010	2009

Cash flows from operating activities
Net income	$54.5	$50.6
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	39.3	34.5
Amortization of debt discount and deferred financing costs	9.8	4.0
Deferred income taxes	8.9	15.2
Business consolidation and restructuring payments	(0.5)	(1.5)
Equity in earnings from affiliated companies	(0.4)	(0.6)
Stock-based compensation	10.5	6.7
Excess tax benefits on stock-based compensation	(0.8)	0.5

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(28.7)	38.2
(Increase) decrease in inventories	(42.5)	38.8
Increase in prepaid expenses and other current assets	(0.3)	(11.0)
Increase (decrease) in accounts payable and accrued liabilities	27.2	(37.4)
Other — net	(8.2)	2.0
Net cash provided by operating activities	68.8	140.0

Cash flows from investing activities
Cash payments for capital expenditures	(31.2)	(82.1)
Investment in joint venture	—	(6.0)
Net cash used for investing activities	(31.2)	(88.1)

Cash flows from financing activities
Borrowings from credit line — China	1.9	3.0
Proceeds from Senior Secured Credit Facilities — term B loans	100.0	171.5
Repayment of previous Senior Secured Credit Facilities	(164.1)	(177.9)
Repayment of New Senior Secured Credit Facility — term B loan	(1.3)	—
Issuance costs related to New Senior Secured Credit Facility	(3.7)	(10.4)
Capital lease obligations and other debt, net	(0.2)	0.5
Activity under stock plans	1.2	(0.5)
Net cash used for financing activities	(66.2)	(13.8)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	5.7
Net increase in cash and cash equivalents	(31.6)	43.8
Cash and cash equivalents at beginning of period	110.1	50.9
Cash and cash equivalents at end of period	$78.5	$94.7

Supplemental data:
Accrual basis additions to property, plant and equipment	$24.1	$65.8

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

Note 2 - Net Income per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2010	2009	2010	2009

Basic net income per common share:
Net income	$15.6	$10.4	$54.5	$50.6

Weighted average common shares outstanding	97.7	96.9	97.6	96.9

Basic net income per common share	$0.16	$0.11	$0.56	$0.52

Diluted net income per common share:
Net income	$15.6	$10.4	$54.5	$50.6

Weighted average common shares outstanding — Basic	97.7	96.9	97.6	96.9
Plus incremental shares from assumed conversions:
Restricted stock units	0.8	0.5	1.0	0.6
Stock options	1.5	0.7	1.3	0.6
Weighted average common shares outstanding — Dilutive	100.0	98.1	99.9	98.1

Diluted net income per common share	$0.16	$0.11	$0.55	$0.52

Total shares underlying stock options of 0.8 million for the quarter and the nine months were excluded from the computation of diluted net income per share for the periods ended September 30, 2010, as they were anti-dilutive. Total shares underlying stock options of 2.0 million for the quarter and 2.1 million for the nine months were excluded from the computation of diluted net income per share for the periods ended September 30, 2009, as they were anti-dilutive.

Note 3 — Other Operating Expense

In the third quarter 2009, we recorded a $1.7 million gain related to a prior year sale of a business, primarily due to an earn-out payment from the buyer.  The nine-month periods ended September 30, 2010 and 2009 included a pre-tax charge of $3.5 million and $1.7 million, respectively, for additional environmental reserves primarily to remediate the site of our former Lodi, New Jersey manufacturing facility that was sold in 1986 (see note 13).

Note 4 – Non-Operating Expense

In July 2010, the Company refinanced its senior secured credit facility.  Proceeds from the term loan and cash on hand were used to repay all amounts, and terminate all commitments, outstanding under Hexcel’s old credit agreement.  As a result of the refinancing, we incurred a $6.8 million charge in the third quarter of 2010 to accelerate the amortization of deferred financing costs associated with the previous credit facility (see note 7).

Note 5 - Inventories, net

(In millions)	September 30, 2010	December 31, 2009
Raw materials	$81.9	$72.7
Work in progress	44.5	36.8
Finished goods	94.0	71.6
Total inventories, gross	$220.4	$181.1
Inventory allowances	(22.9)	(23.9)
Total inventories, net	$197.5	$157.2

Note 6 - Retirement and Other Postretirement Benefit Plans

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine months ended September 30, 2010 and 2009 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
U.S. Qualified and Non-qualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.4	$0.9	$1.1
Interest cost	0.3	0.3	0.8	0.8
Net amortization and deferral	0.2	0.1	0.6	0.2
Net periodic benefit cost	$0.8	$0.8	$2.3	$2.1

	September 30, 2010	December 31, 2009
Amounts recognized on the balance sheet:
Accrued liabilities	$1.0	$1.0
Other non-current liabilities	23.4	22.3
Total accrued benefit	$24.4	$23.3

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
European Defined Benefit Retirement Plans
Service cost	$1.0	$0.6	$2.9	$1.8
Interest cost	1.8	1.2	5.6	3.6
Expected return on plan assets	(1.6)	(1.1)	(4.8)	(3.3)
Net amortization and deferral	0.4	0.1	1.0	0.4

Net periodic benefit cost	$1.6	$0.8	$4.7	$2.5

	September 30, 2010	December 31, 2009
Amounts recognized on the balance sheet:
Accrued liabilities	$2.4	$0.7
Other non-current liabilities	38.8	40.7
Total accrued benefit	$41.2	$41.4

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these non-qualified plans, we expect to contribute $1.0 million in 2010 to cover unfunded benefits.  We contributed $0.6 million to our U.S. non-qualified defined benefit retirement plans during the 2009 fiscal year.

We contributed $3.5 million and $1.9 million to our European defined benefit retirement plans in the third quarters of 2010 and 2009, respectively.  Contributions were $6.1 million and $4.1 million for the nine months ended September 30, 2010 and 2009, respectively.  We plan to contribute approximately $8 million during 2010 to our European plans.  We contributed $4.7 million to our European plans during the 2009 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and nine months ended September 30, 2010 and 2009 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Postretirement Health Care and Life Insurance Benefit Plans
Interest cost	$0.2	$0.2	$0.5	$0.5
Amortization of prior service costs	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit cost	$0.1	$0.1	$0.3	$0.3

	September 30, 2010	December 31, 2009
Amounts recognized on the balance sheet:
Accrued liabilities	$1.1	$1.1
Other non-current liabilities	10.2	10.1
Total accrued benefit	$11.3	$11.2

Contributions

In connection with our postretirement plans, we contributed $0.1 million and $0.2 million during the third quarters of 2010 and 2009, respectively, and $0.3 million and $0.5 million during the nine-month periods ended September 30, 2010 and 2009, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, in 2010 we expect our contributions to be at a level similar to 2009 to cover unfunded benefits.  We contributed $0.6 million to our postretirement plans during the 2009 fiscal year.

Note 7 - Debt

(In millions)	September 30, 2010	December 31, 2009
Working capital line of credit — China	$5.0	$3.0
Current maturities of capital lease and other obligations	0.5	0.5
Current maturities of term loan	5.0	30.0
Short-term borrowings and current maturities of long-term debt	10.5	33.5

Senior secured credit facility — New term B loan due 2015	93.8	—
Capital lease and other obligations	2.3	2.8
Senior secured credit facility — Term B loan due 2014	—	131.0
6.75% senior subordinated notes due 2015	225.0	225.0
Long-term notes payable and capital lease obligations	321.1	358.8
Total Debt	$331.6	$392.3

Estimated Fair Values of Notes Payable

The approximate, aggregate fair value of our notes payable as of September 30, 2010 and December 31, 2009 were as follows:

(In millions)	September 30, 2010	December 31, 2009
6.75% senior subordinated notes, due 2015	$225	$216
Senior secured credit facility — New Term B loan due 2015	99	—
Senior secured credit facility — Term B loan due 2014	$—	$161

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

Proceeds from the term loan and cash on hand were used to repay all amounts, and terminate all commitments, outstanding under Hexcel’s old credit agreement and to pay fees and expenses in connection with the refinancing.  We incurred approximately $3.7 million in issuance costs related to the refinancing of the Facility, which will be expensed over the life of the Facility.  As a result of the refinancing, we incurred a $6.8 million charge in the third quarter of 2010 to accelerate the amortization of deferred financing costs associated with the previous credit facility.

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

In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of September 30, 2010, we were in compliance with all debt covenants and expect to remain in compliance.

The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million and allows us to draw up to $75 million in Euros.  Amounts drawn in Euros or any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of September 30, 2010, we had issued letters of credit totaling $2.1 million under the Facility.  As we had no borrowings under the revolving loan at September 30, 2010, total undrawn availability under the Senior Secured Credit Facility as of September 30, 2010 was $147.9 million.

Note 8 - Derivative Financial Instruments

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

Cross-Currency Interest Rate Swap Agreement

In 2006, we entered into a cross-currency interest rate swap agreement which has been designated as a hedge of our investment in Hexcel France SA. To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are thereby included as a component of interest expense.  By excluding the interest rate component of risk in this instrument, and recognizing it in current period earnings, we have diversified our floating rate interest rate exposure to include Euro interest rates, which provides a better matching with the underlying currency of operating cash flows.  The impact to interest expense for the three months ended September 30, 2010   and 2009 was immaterial.  The impact to interest expense for the nine months ended September 30, 2010 was a net increase of $0.5 million, compared to a net increase of $0.1 million for the nine months ended September 30, 2009.  This agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR rate.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at September 30, 2010 and December 31, 2009 was a liability of $4.8 million and $8.2 million, respectively.  Net credits to interest expense of $0.1 related to the excluded portion of the derivative were recorded in each of the third quarters of 2010 and 2009.  A net charge to interest expense of $0.2 million and a net credit to interest expense of $0.3 million related to the excluded portion of the derivative were recorded in the first nine months of 2010 and 2009, respectively.  Net charges to interest expense of $0.1 million related to the interest coupons were recorded during the third quarters of 2010 and 2009.  Net charges to interest expense of $0.2 million and $0.5 million related to the interest coupons were recorded during the first nine months of 2010 and 2009, respectively.  The net amount of losses included in the CTA adjustment during the third quarter of 2010 was $7.0 million; the net amount of gains included in the CTA adjustment during the first nine months of 2010 was $3.6 million.  The net amount of losses included in the CTA adjustment during the third quarter and nine-month period of 2009 was $3.0 million and $2.6 million, respectively.  There are no credit contingency features in this derivative.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pounds Sterling through 2012.  The aggregate notional amount of these contracts was $192.3 million at September 30, 2010.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts by currency, thereby reducing our operating income exposure to fluctuations in currency exchange rates.  These forward contracts are designated as cash flow hedges of forecasted revenues.  The effective portion of the hedges, gains of $10.0 million and losses of $0.9 million, were recorded in other comprehensive income (“OCI”) for the three months and nine months ended September 30, 2010, respectively, and gains of $1.2 million and $5.5 million for the three and nine-month periods ended September 2009, respectively.  We excluded the forward points from the effectiveness assessment and recorded them as an increase to interest expense of $0.6 million and $0.4 million for the quarter and nine months ended September 30, 2010, and an increase to interest expense of $0.1 million for the quarter ended September 30, 2009.  There was no effect on interest expense for the nine-month period of 2009.  The carrying amount of these contracts was $4.8 million classified as other assets and $2.4 million classified in other liabilities on the Consolidated Balance Sheet at September 30, 2010 and $2.5 million in other assets and $3.6 million classified in other liabilities at December 31, 2009.  During the three months ended September 30, 2010 and 2009, we recognized net losses of $1.4 million and $0.8 million, respectively, recorded in sales and cost of sales.  During the nine months ended September 30, 2010 and 2009, we recognized net losses of $5.5 million and $4.7 million, respectively, recorded in sales and cost of sales.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities, such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended September 30, 2010 and 2009, we recognized net foreign exchange gains of $9.3 million and $1.6 million, respectively, in the Consolidated Statements of Operations.  During the nine-month periods ended September 30, 2010 and 2009, we recognized net foreign exchange gains of $1.6 million and $2.9 million, respectively, in the Consolidated Statements of Operations.  At September 30, 2010, asset derivatives not designated as hedging instruments were

$3.6 million; liability derivatives not designated as hedge instruments were not material.  At December 31, 2009, asset and liability derivatives not designated as hedging instruments were not material.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and nine months ended September 30, 2010 and 2009 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Unrealized losses at beginning of period, net of tax	$(6.7)	$(2.5)	$(1.4)	$(8.9)
Losses reclassified to net sales	1.1	1.3	4.2	3.7
Increase (decrease) in fair value	7.6	0.1	(0.8)	4.1
Unrealized gains (losses) at end of period, net of tax	$2.0	$(1.1)	$2.0	$(1.1)

As of September 30, 2010, the unrealized gains recorded in “accumulated other comprehensive income,” net of tax, of $0.7 million, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

In October 2010, we entered into an interest rate swap of approximately $49 million that trades a variable interest rate for a fixed rate.  This swap is designated as a cash flow hedge to our term loan and trades the LIBOR rate for a fixed rate at 1.0675%.  As a result, our current rate on a portion of the term loan is 1.0675% plus 2.75%, or 3.8175%.  Per Note 7, the 2.75% margin will go down if Hexcel’s leverage ratio drops below certain levels.

Note 9 — Income Taxes

The effective tax rate for the quarter and nine months ended September 30, 2010 was 30.4% and 25.9%, respectively.  The lower effective rate in the nine months of 2010 reflects a tax benefit of $3.5 million from New Clean Energy Manufacturing Tax Credits awarded to us in January 2010 for qualifying capital investments incurred at our Colorado facility in 2009.  Excluding this credit, our effective tax rate would have been 30.7%.

The effective tax rates for the quarter and nine months ended September 30, 2009 were 19.7% and 28.0%, respectively.  The third quarter rates reflect tax benefits of $1.2 million from the recognition of additional 2008 and 2009 U.S. Research and Development (“R&D”) tax credits and $1.8 million related to the reversal of a reserve for uncertain tax positions.  The 2009 year to date  also includes a tax benefit of $1.1 million from the reversal of reserves for uncertain tax positions as a result of an audit settlement.  Excluding the benefits, the effective tax rates were 29.1% and 31.3%, respectively.

Note 10 - Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income, net of tax, for the quarters and nine months ended September 30, 2010 and 2009 were as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
(In millions)	2010	2009	2010	2009
Net income	$15.6	$10.4	$54.5	$50.6
Currency translation adjustments	27.0	7.1	(9.5)	15.3
Pension and other postretirement obligations	(1.1)	0.4	0.4	(0.9)
Net unrealized gains on financial instruments	8.7	1.5	3.5	7.2
Comprehensive income	$50.2	$19.4	$48.9	$72.2

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in its assessment of fair value.

We do not have any significant assets or liabilities that utilize Level 3 inputs.  In addition, we have no assets or liabilities that utilize Level 1 inputs.  For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs and the credit standing of Hexcel when the derivative is in a net liability position.  The fair values of these assets and liabilities were approximately $8.4 million and $7.2 million, respectively, at September 30, 2010.  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Cross-currency interest rate swap derivative liabilities — valued using LIBOR and EURIBOR yield curves at the reporting date.  Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the nine months ended September 30, 2010 that would reduce the receivable amount owed, if any, to the Company.  Fair value at September 30, 2010 was a liability of $4.8 million.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date.  Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the nine months ended September 30, 2010 that would reduce the receivable amount owed, if any, to the Company.  Fair value of assets and liabilities at September 30, 2010 was $8.4 million and $2.4 million, respectively.

•                  Money market funds — considered available-for-sale, and classified as cash equivalents.  Fair value at September 30, 2010 was $58.4 million, the same as book value.

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

Financial information for our business segments for the quarters and nine months ended September 30, 2010 and 2009 is as follows:

	Unaudited
(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total

Third Quarter 2010
Net sales to external customers:
Commercial aerospace	$110.3	$47.3	$—	$157.6
Space and defense	52.6	21.8	—	74.4
Industrial	61.7	0.8	—	62.5
Net sales to external customers	224.6	69.9	—	294.5
Intersegment sales	9.8	—	(9.8)	—
Total sales	234.4	69.9	(9.8)	294.5

Operating income	34.3	11.9	(11.7)	34.5
Depreciation and amortization	12.6	1.0	0.1	13.7
Stock-based compensation expense	0.8	0.1	1.3	2.2
Accrual based additions to capital expenditures	9.6	0.8	—	10.4

Third Quarter 2009
Net sales to external customers:
Commercial aerospace	$86.4	$41.1	$—	$127.5
Space and defense	54.5	20.0	—	74.5
Industrial	54.9	0.2	—	55.1
Net sales to external customers	195.8	61.3	—	257.1
Intersegment sales	6.2	0.1	(6.3)	—
Total sales	202.0	61.4	(6.3)	257.1

Operating income (a)	20.8	7.8	(9.0)	19.6
Depreciation and amortization	11.0	1.0	—	12.0
Stock-based compensation expense	0.6	0.1	0.5	1.2
Accrual based additions to capital expenditures	17.1	0.8	—	17.9

Nine Months Ended September 30, 2010
Net sales to external customers:
Commercial aerospace	$333.5	$137.1	$—	$470.6
Space and defense	166.4	59.9	—	226.3
Industrial	164.0	1.7	—	165.7
Net sales to external customers	663.9	198.7	—	862.6
Intersegment sales	30.2	0.3	(30.5)	—
Total sales	694.1	199.0	(30.5)	862.6

Operating income (a)	107.6	33.9	(42.7)	98.8
Depreciation and amortization	36.2	2.9	0.2	39.3
Stock-based compensation expense	3.5	0.6	6.4	10.5
Accrual based additions to capital expenditures	22.6	1.4	0.1	24.1

Nine Months Ended September 30, 2009
Net sales to external customers:
Commercial aerospace	$289.8	$129.3	$—	$419.1
Space and defense	169.2	57.3	—	226.5
Industrial	195.0	1.1	—	196.1
Net sales to external customers	654.0	187.7	—	841.7
Intersegment sales	21.7	0.1	(21.8)	—
Total sales	675.7	187.8	(21.8)	841.7

Operating income (a)	96.1	26.5	(33.4)	89.2
Depreciation and amortization	31.2	3.1	0.2	34.5
Stock-based compensation expense	2.4	0.5	3.8	6.7
Accrual based additions to capital expenditures	64.1	1.1	0.6	65.8

(a)          Operating income for the nine months ended September 30, 2010 for corporate and other includes expenses of $3.5 million related to the increase in environmental remediation liabilities for previously sold facilities.  The increase in operating expense over 2009 is primarily related to higher incentive and stock compensation expense.

Operating income for the quarter and nine months ended September 30, 2009 for corporate and other includes a $1.7 million gain on the sale of a business sold in a prior year resulting from an earn-out payment from the buyer. Operating income for the nine months ended September 30, 2009 within the corporate and other segment also includes an offsetting expense of $1.7 million related to the increase in environmental remediation liabilities for previously sold facilities.

Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets by segment is as follows:

(In millions)	September 30, 2010	December 31, 2009
Composite Materials	$40.5	$40.6
Engineered Products	16.0	16.1
Goodwill and intangible assets	$56.5	$56.7

Note 13— Commitments and Contingencies

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan.  In the first quarter of 2010, we made a decision to enhance the remediation system to accelerate completion of the remediation.  The additional costs associated with this enhancement are included in our accrual for this liability, which at September 30, 2010 is $5.9 million.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  In May 2005, the NJDEP dismissed us from the Directive.  In February 2004, 42 entities including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed into an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate.  Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties will also receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options range from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS; the EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustee for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time.  Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures, although discovery and motion practice was effectively stayed through June, 2010, when, the court entered a new case management order moving the case into a more active litigation phase.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, with one exception, without withdrawing our defenses.  As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified.  Recently, the other party’s cleanup efforts have declined due to discovery of additional contamination and equipment failures; we believe that this has increased the contamination migrating to our property and will increase the duration of our cleanup.  The total accrued liability related to this matter was $1.8 million at September 30, 2010.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of September 30, 2010, our aggregate environmental related accruals were $8.6 million, of which $4.4 million was included in accrued liabilities with the remainder included in non-current liabilities. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $1.1 million and $0.8 million for the quarters ended September 30, 2010 and 2009, respectively, and $3.5 million and $2.2 million for the nine months ended September 30, 2010 and 2009.  In addition, our operating costs relating to environmental compliance charged directly to expenses were $2.1 million and $2.4 million for the quarters ended September 30, 2010 and 2009, respectively and $6.8 million and $7.4 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  Capital expenditures for environmental matters were $0.5 million and $1.5 million for the quarters ended September 30, 2010 and 2009, respectively and $0.9 million and $3.5 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

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

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter and nine months ended September 30, 2010, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2009	$3.7
Warranty expense	1.8
Deductions and other	(0.7)
Balance as of June 30, 2010	4.8
Warranty expense	1.0
Deductions and other	0.1
Balance as of September 30, 2010	$5.9

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Hexcel Corporation, and its subsidiaries, is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, reinforcements, prepregs, honeycomb, matrix systems, adhesives and composite structures, for use in commercial aerospace, space and defense and industrial applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, rotorcraft, space launch vehicles and satellites, wind turbine blades, automotive and a wide variety of recreational equipment.

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

Net sales for the quarter were $294.5 million, 14.5% higher (18.2% higher in constant currency) than the $257.1 million reported for the third quarter of 2009.  Year to date net sales were 3.2% higher than last year in constant currency.  Commercial Aerospace sales increased 26.4% for the quarter, in constant currency.  Space and Defense increased 1.8% in constant currency and Industrial sales increased 21.8% in constant currency.

Commercial Aerospace sales increased 23.6% (26.4% in constant currency) for the quarter and were 12.3% higher for the nine-month period as compared to 2009.  Airbus and Boeing related sales were up over 20%, led by new program sales and the increase in production rates for their legacy programs. These two combined have 6,857 planes in backlog at September 30, 2010 and, based on their estimates, are on track in 2010 to approach the record deliveries of 979 aircraft in 2009.  New aircraft such as the Boeing 787 and 747-8, as well as the Airbus A380 and A350, continue to be a key component of our growth representing more than 20% of our total Commercial Aerospace sales for the second quarter in a row.  In the third quarter of 2010, Boeing announced the delay of the first delivery of the B787 to the middle of the first quarter of 2011 and the first delivery of the B747-8 to mid-year in 2011.  It is unclear what impact, if any, these delays will have on Hexcel’s sales of materials to these two new programs.  Sales to Other Commercial Aerospace, which includes regional and business aircraft customers, were more than 10% above their low point of the third quarter of last year and slightly lower than the second quarter of 2010.

Space and Defense sales were flat (increased 1.8% in constant currency) for the quarter and were essentially flat for the nine-month period compared to 2009.  We continue to benefit from participating in a wide range of programs, which helps offset the wind-down of the F22 program.

Industrial sales were up 13.4% (21.8% increase in constant currency) for the quarter and down 15.5% for the nine-month period compared to last year. Wind energy sales were about the same as the second quarter 2010 and were up just over 20% above third quarter of 2009.  While we are optimistic about the longer term prospects for prepreg sales for wind turbines, we are cautious in the short-term as we expect continued choppiness in this market.  Industrial sales, excluding wind energy, were also up over 20% compared to the third quarter of 2009, but were down slightly on a sequential basis.

Gross margin was 23.9% of net sales for the quarter as compared to 20.3% in the same period last year.  The improved gross margin percentage over last year reflects the higher volume, factory productivity and cost reduction initiatives and favorable product mix.  These more than offset the increase in depreciation expense included in cost of sales of $1.3 million versus last year.  Exchange rates resulted in about a 50 basis points improvement in gross margin compared to last year.  SG&A expenses were $28.7 million versus $25.8 million in 2009, primarily reflecting higher variable incentive based compensation expense from our improved outlook versus 2009.

We continue to moderate our pace of spending to maintain alignment with current growth assumptions for us and our customers and are committed to achieving factory efficiencies and yields to both reduce cost and capital requirements going forward.  In the second quarter of 2010, we resumed construction of the remaining lines of our previously announced carbon fiber capacity additions.  We expect to have these additions completed by the end of 2011, and we will then be at 16 million pounds of nameplate capacity.  Accrual basis additions to capital expenditures were $24.1 million in the first nine months of 2010 as compared to $65.8 million during the first nine months of 2009.  We do expect the pace of capital expenditures to increase in the fourth quarter of 2010 and the accrued capital expenditures to be in the range of $60 - $65 million for 2010.

The free cash flow (defined as cash provided by operating activities less capital expenditures) for the first nine months was $38 million as compared to almost $58 million for the first nine months of 2009 as an increase of $73 million in working capital due to the return to sales growth was partially offset by $51 million of lower capital expenditures.

Third Quarter and Nine Months Results

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2010	2009	% Change	2010	2009	% Change
Net sales	$294.5	$257.1	14.5%	$862.6	$841.7	2.5%
Operating income	34.5	19.6	76.0%	98.8	89.2	10.8%
Net income	15.6	10.4	50.0%	54.5	50.6	7.7%
Diluted net income per common share	$0.16	$0.11		$0.55	$0.52

Non-GAAP measures:
Adjusted operating income	$34.5	$17.9	92.7%	$102.3	$89.2	14.7%
As a percentage of net sales	11.7%	7.0%		11.9%	10.6%
Adjusted net income	$19.9	$9.3	114.0%	$57.5	$50.6	13.6%
Adjusted diluted earnings per share	$0.20	$0.10		$0.58	$0.52

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2010	2009	2010	2009
Operating income	$34.5	$19.6	$98.8	$89.2
Adjustment to prior year gain on sale of a business (a)	—	(1.7)	—	(1.7)
Environmental Expense (b)	—	—	3.5	1.7
Adjusted operating income	$34.5	$17.9	$102.3	$89.2

Net income	$15.6	$10.4	$54.5	$50.6
Acceleration of deferred financing costs (c)	4.3	—	4.3	—
Adjustment to prior year gain on sale of a business (a)	—	(1.1)	—	(1.1)
Environmental Expense (net of tax) (b)	—	—	2.2	1.1
Tax adjustments (d)	—	—	(3.5)	—
Adjusted net income	$19.9	$9.3	$57.5	$50.6

(a)          The three and nine-month periods of 2009 include a $1.7 million ($1.1 million after-tax) net gain related to the 2007 sale of a business, primarily due to the receipt of an earn-out payment from the buyer.

(b)         The nine-month periods of 2010 and 2009 include environmental expense adjustments related to an increase to the estimated remediation costs for a manufacturing facility sold in 1986.

(c)          The third quarter and nine months of 2010 include $4.3 million after tax expense related to the acceleration of deferred financing costs due to the refinancing of our Senior Secured Credit Facility during the third quarter.

(d)         New Clean Energy Manufacturing Tax Credits awarded in 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.

Net Sales

Net sales increased for the quarter and nine months ended September 30, 2010 over the same periods in 2009, primarily reflecting higher sales volume in the Commercial Aerospace markets.  On a constant currency basis, sales for the quarter ended September 30, 2010 were 18.2% higher than the same quarter in 2009 (14.5% increase at actual rates) and sales for the nine months ended September 30, 2010 were 3.2% higher than the nine months ended September 30, 2009 (2.5% increase at actual rates).

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2010 and 2009:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
Consolidated Net Sales	$294.5	$257.1	14.5%	$862.6	$841.7	2.5%
Commercial Aerospace	157.6	127.5	23.6%	470.6	419.1	12.3%
Space & Defense	74.4	74.5	(0.1)%	226.3	226.5	(0.1)%
Industrial	62.5	55.1	13.4%	165.7	196.1	(15.5)%

Composite Materials	$224.6	$195.8	14.7%	$663.9	$654.0	1.5%
Commercial Aerospace	110.3	86.4	27.7%	333.5	289.8	15.1%
Space & Defense	52.6	54.5	(3.5)%	166.4	169.2	(1.7)%
Industrial	61.7	54.9	12.4%	164.0	195.0	(15.9)%

Engineered Products	$69.9	$61.3	14.0%	$198.7	$187.7	5.9%
Commercial Aerospace	47.3	41.1	15.1%	137.1	129.3	6.0%
Space & Defense	21.8	20.0	9.0%	59.9	57.3	4.5%
Industrial	0.8	0.2	300.0%	1.7	1.1	54.5%

Commercial Aerospace:  Net sales increased $30.1 million, or 23.6% (26.4% on a constant currency basis), to $157.6 million for the third quarter of 2010.  Net sales for the nine months ended September 30, 2010 increased $51.5 million or 12.3% (12.6% on a constant currency basis) to $470.6 million over the nine months ended September 30, 2009.  For the quarter, Airbus and Boeing related sales were up over 20%, led by new program sales as well as an increase in sales for the legacy programs.  Revenues attributed to new aircraft programs (A380, A350, B787, B747-8) represented more than 20% of Commercial Aerospace sales for the second quarter in a row and for the nine months ended September 30, 2010.  Sales to Other Commercial Aerospace, which includes regional and business aircraft customers, were more than 10% above their low point of the third quarter of last year and slightly lower than the second quarter of 2010.  Sales for this sub-market, for the first nine months of 2010, were more than 10% lower than the prior year period as a result of the reduction in demand that began in the second quarter of 2009.

Space & Defense: Net sales were essentially flat (1.8% increase on a constant currency basis), at $74.4 million for the third quarter of 2010.  Net sales of $226.3 million for the nine months ended September 30, 2010 were essentially flat with the prior year level as sales from rotorcraft, including the V22 tilt rotor program, offset the lower F22 sales due to the wind-down of the program.

Industrial: Net sales increased 13.4% (21.8% on a constant currency basis) for the third quarter of 2010.  Net sales for the nine months ended September 30, 2010 decreased $30.4 million or 15.5% (a decrease of 14.1% on a constant currency basis) to $165.7 million.  Wind energy sales were more than 20% higher than the third quarter of 2009, and essentially flat with the second quarter of 2010.  Industrial sales excluding wind energy were up over 20% in constant currency compared to the third quarter of 2009, and down slightly on a sequential basis.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
Gross margin	$70.5	$52.1	35.3%	$215.0	$192.2	11.9%
Percentage of sales	23.9%	20.3%		24.9%	22.8%

The increase in gross margin of $18.4 million for the third quarter of 2010 and $22.8 million for the first nine months of 2010 resulted from factory productivity and cost reduction initiatives, favorable product mix and higher volume.  Foreign exchange rates contributed almost 50 basis points to the quarter’s improved gross margin percentage over last year, but had nominal impact on a year-to-date basis.

Depreciation and amortization expense, included in cost of sales during the quarter increased $1.3 million to $11.9 million.  For the first nine months of 2010, depreciation and amortization expense included in cost of sales increased $3.8 million in constant currency.

Selling, General and Administrative Expenses (“SG&A”)

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
SG&A expense	$28.7	$25.8	11.2%	$89.7	$80.4	11.6%
Percentage of sales	9.7%	10.0%		10.4%	9.6%

On a constant currency basis, SG&A expenses for the third quarter and nine-month period increased about 15% and 12%, respectively, from last year, primarily reflecting higher variable incentive based compensation expense from our improved outlook versus 2009.

Research and Technology Expenses (“R&T”)

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
R&T expense	$7.3	$8.4	(13.1)%	$23.0	$22.6	1.8%
Percentage of sales	2.5%	3.3%		2.7%	2.7%

On a constant currency basis, R&T expenses for the quarter ended September 30, 2010 decreased about 10% from last year, reflecting lower development and qualification costs for new airplane programs in the current quarter.  On a constant currency basis, R&T expenses increased about 3% for the nine month period reflecting higher development and qualification costs for new airplane programs earlier in the year.

Operating Income

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
Consolidated Operating income	$34.5	$19.6	76.0%	$98.8	$89.2	10.8%
Operating margin	11.7%	7.6%		11.5%	10.6%
Composite Materials	34.3	20.8	64.9%	107.6	96.1	12.0%
Operating margin	14.6%	10.3%		15.5%	14.2%
Engineered Products	11.9	7.8	52.6%	33.9	26.5	27.9%
Operating margin	17.0%	12.7%		17.0%	14.1%
Corporate & Other	(11.7)	(9.0)	(30.0)%	(42.7)	(33.4)	(27.8)%

Strong gross margins, as discussed above, partially offset by higher variable incentive based compensation expense, drove the improvement in operating margins for the third quarter 2010.  Corporate and other for the nine-month period ended September 30, 2010 and 2009 included $3.5 million and $1.7 million, respectively, of additional environmental reserves.  Foreign exchange rates had a 50 basis point positive effect on the quarter and a nominal impact on the nine month results.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
Interest expense, net	$5.3	$6.9	(23.2)%	$19.0	$19.8	(4.0)%
Percentage of sales	1.8%	2.7%		2.2%	2.4%

The decrease in interest expense for the three and nine-month periods was due to the refinancing in July 2010 of our Senior Secured Credit Facilities and lower average borrowings. As a result of the refinancing, the new interest rate is 125 basis points lower than the prior facility and the 2.5% LIBOR floor was removed.  Interest expense for the nine-month period of 2010 includes higher amortization of deferred financing costs through June 2010 as a result of the refinancing in May 2009.

Non-Operating Expense

As a result of the July 2010 refinancing, we recorded a pretax charge of $6.8 million in the third quarter of 2010 for the accelerated amortization of deferred financing costs of the replaced facility.

Provision for Income Taxes

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
Provision for Income taxes	$6.8	$2.5	172.0%	$18.9	$19.4	(2.6)%
Effective tax rate	30.4%	19.7%		25.9%	28.0%

The income tax provision for the nine months ended September 30, 2010 included a tax benefit of $3.5 million from the New Clean Energy Manufacturing Tax Credits awarded in January 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.  The effective tax rate excluding these credits would have been 30.7%.

The effective tax rates for the quarter and nine months ended September 30, 2009 were 19.7% and 28.0%, respectively.  The third quarter rates reflect tax benefits of $1.2 million from the recognition of additional 2008 and 2009 U.S. Research and Development (“R&D”) tax credits and $1.8 million related to the reversal of a reserve for uncertain tax positions.  The 2009 year to date also includes a tax benefit of $1.1 million from the reversal of reserves for uncertain tax positions as a result of an audit settlement.  Excluding the benefits, the effective tax rates were 29.1% and 31.3%, respectively.

Financial Condition

Liquidity: As of September 30, 2010, we had cash and cash equivalents of $78.5 million.  Aggregate borrowings as of September 30, 2010 under our Senior Secured Credit Facility (the “Facility”), consisted of $98.8 million in term loans.  No amounts were outstanding under our $150 million revolving credit facility.  Our Senior Secured Credit Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of September 30, 2010, we had issued letters of credit under the Senior Secured Credit Facility totaling $2.1 million, resulting in undrawn availability under the Facility as of September 30, 2010 of $147.9 million.  In addition, we borrowed $5.0 million from a credit line established in China associated with our operations there.  Our total debt, net of cash, as of September 30, 2010 was $253.1 million, a decrease of $29.1 million from December 31, 2009.

On July 9, 2010, Hexcel Corporation entered into a new $250 million Senior Secured Credit Facility consisting of a $150 million revolving loan and a $100 million term loan.  The Facility matures on July 9, 2015.  Proceeds from the term loan and cash on hand were used to repay all amounts, and terminate all commitments, outstanding under Hexcel’s old credit agreement and to pay fees and expenses in connection with the refinancing.  We incurred about $3.7 million in issuance costs related to the refinancing of the Facility, which will be expensed over the life of the Facility. As a result of the refinancing, we incurred a $6.8 million charge in the third quarter of 2010 to accelerate the amortization of deferred financing costs associated with the previous credit facility.  The Facility permits us to issue letters of credit up to an aggregate amount of $40 million and allows us to draw up to $75 million in Euros.  Amounts drawn in Euros or any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  The credit agreement contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  As of September 30, 2010, we were in compliance with all debt covenants and expect to remain in compliance.  Terms of the Facility are further discussed in Note 7 to the accompanying financial statements.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and our revolving credit facility.  As of September 30, 2010, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.

Operating Activities:  Net cash provided by operating activities was $68.8 million in the first nine months of 2010, as compared to $140.0 million in the first nine months of 2009, primarily from higher working capital levels as sales volumes increased.  Accounts receivable and inventories used $71.2 million of cash as opposed to generating cash of $77.0 million in the first nine months of 2009.  Accounts payable and accrued liabilities resulted in an inflow of $27.2 million in the first nine months of 2010 and an outflow of $37.4 million in the first nine months of 2009.  These large swings reflect moving from last year’s declining sales to the current year of increasing sales and outlook.

Investing Activities:  Net cash used for investing activities of $31.2 million in the first nine months of 2010 was for capital expenditures.  This compares to capital expenditures of $82.1 million during the first nine months of 2009.  The decrease primarily reflects prudent management of our capital spending as we focus on factory yields and efficiencies and try to match our capital spending with our long-term growth assumptions.  We do expect capital expenditures to increase in the fourth quarter of 2010 and accrued capital expenditures to be in the range of $60 to $65 million for the full year.

Financing Activities:  Financing activities used $66.2 million of net cash in the first nine months of 2010 compared with $13.8 million in the same period of 2009.  This year, we refinanced our Senior Secured Credit Facility and received $100 million of proceeds from a new term loan.  The new borrowings plus cash on hand were used to repay $134.1 million of term loans existing under the previous facility and $3.7 million of debt issuance costs related to the refinancing. Also, we repaid $30.0 million of our previous Senior Secured Credit Facility with cash on hand.  This included a $26.4 million mandatory prepayment based on 50% of the cash flow generated in 2009, as defined in the old agreement. In addition, we borrowed $1.9 million from a line of credit associated with our operations in China.

In 2009, we also refinanced our Senior Secured Credit Facility and received $171.5 million of proceeds from a new term loan.  The new borrowings were used to repay $167.0 million of term loans existing under the previous facility and $10.3 million of debt issuance costs related to the refinancing.

Financial Obligations and Commitments: As of September 30, 2010, short-term borrowings were $10.5 million. Certain sales and administrative offices, data processing equipment and manufacturing equipment and facilities are leased under operating leases.

Our senior subordinated notes mature on February 1, 2015.  The next significant scheduled debt payments under the Facility entered into in July 2010 are $1.3 million per quarter starting in the third quarter of 2010 and increasing to $2.5 million in September 2012 with two payments of $10.0 million in September 2014 and December 2014 and two final $25.0 million payments in March and September 2015.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Boeing and Airbus; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space & defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the changes in product mix, efficiency improvements, continued cost reduction efforts and the current economic environment;  (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and federal tax credit carryforwards, and the impact of the above factors on our expectations of 2010 financial results; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, governmental and environmental regulations and tax codes, raw material costs, and fluctuations in the market price of our common stock.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements and cost reductions, and conditions in the financial markets.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.   These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required by Item 1 is contained within Note 13 on pages 14 through 16 of this Form 10-Q and is incorporated herein by reference.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 — July 31, 2010	0		$0	0	0

August 1 — August 31, 2010	3,180		18.23	0	0

September 1 — September 30, 2010	0		0	0	0

Total	3,180	(1)	$18.23	0	0

(1) All shares were delivered by an employee in payment of the exercise price of non-qualified stock options

ITEM 5. Other Information

Not applicable

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

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

October 25, 2010	/s/ Kimberly A. Hendricks
(Date)	Kimberly A. Hendricks
Vice President, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.