Form 10-K
period 2010-12-31
HEXCEL CORP /DE/
filed 2011-02-10
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $914,585,628 based on the reported last sale price of common stock on June 30, 2010, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 8, 2011
COMMON STOCK	97,526,055

Documents Incorporated by Reference:

Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) — Part III.

PART I

ITEM 1. Business.

General Development of Business

Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983.  Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, reinforcements, prepregs, honeycomb, matrix systems, adhesives and composite structures, for use in Commercial Aerospace, Space & Defense and Industrial Applications. Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, bikes, skis and a wide variety of recreational products and other industrial applications.

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

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2010.

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

Industrial Fabrics and Specialty Reinforcements:  Industrial fabrics and specialty reinforcements are made from a variety of fibers, including carbon, aramid and other high strength polymers, several types of fiberglass, quartz, ceramic and other specialty fibers.  These reinforcements are used in the production of prepregs and other matrix materials used in primary and secondary structural aerospace applications such as wing components, horizontal and vertical stabilizer components, fairings, radomes and engine nacelles as well as overhead storage bins and other interior components.  Our reinforcements are also used in the manufacture of a variety of industrial and recreational products such as wind energy blades, automotive components, oil exploration and production equipment , boats, surfboards, skis and other sporting goods equipment.

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

Other Fiber-Reinforced Matrix Materials:  New fiber reinforced matrix developments include HexMC®, a form of quasi-isotropic carbon fiber prepreg that enables small to medium sized composite components to be mass produced.  HexTOOL® is a specialized form of HexMC® for use in the cost-effective construction of high temperature composite tooling.  HexFIT® film infusion material is a product that combines resin films and dry fiber reinforcements to save lay-up time in production and enables the manufacture of large contoured composite structures, such as wind turbine blades.

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

We sell honeycomb as standard blocks and in slices cut from a block. Honeycomb is also supplied as sandwich panels, with facing skins bonded to either side of the core material.  Honeycomb is also used in Acousti-Cap® where a non-metallic permeable cap material is embedded into honeycomb core that is used in aircraft engines to dramatically reduce noise during takeoff and landing without adding a structural weight penalty.  Aerospace is the largest market for honeycomb products.  We also sell honeycomb for non-aerospace applications including automotive parts, sporting goods, building panels, high-speed trains and mass transit vehicles, energy absorption products, marine vessel compartments, and other industrial uses.  In addition, we produce honeycomb for our Engineered Products segment for use in manufacturing finished parts for airframe Original Equipment Manufacturers (“OEMs”).

The following table identifies the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS
Aernnova	Daher	Lockheed Martin
Alliant Techsystems	EADS (including Airbus and Eurocopter)	Northrop Grumman
BAE Systems	Embraer	Safran
The Boeing Company	FACC	Spirit Aerosystems
Bombardier	Finmecanica	Textron
CFAN	Gamesa	Trek
CTRM Aero Composites	GKN	United Technologies
Cytec Engineered Materials	Goodrich	Vestas

MAJOR MANUFACTURING FACILITIES
Casa Grande, Arizona	Parla, Spain
Decatur, Alabama	Salt Lake City, Utah
Duxford, England	Seguin, Texas
Illescas, Spain	Stade, Germany
Les Avenieres, France	Tianjin, China
Nantes, France	Windsor, Colorado
Neumarkt, Austria

Net sales for the Composite Materials segment to third-party customers were $904.5 million in 2010, $856.5 million in 2009 and $1,075.3 million in 2008, which represented approximately 77%, 77% and 81%, of our net sales, respectively.  Net sales for composite materials are highly dependent upon the number of large commercial aircraft produced as further discussed under the captions “Significant Customers”, “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  In addition, about 4% of our total production of composite materials in 2010 was used internally by the Engineered Products segment.

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

Net sales for the Engineered Products segment to third-party customers were $269.1 million in 2010, $251.8 million in 2009 and $249.6 million in 2008, which represented approximately 23%, 23% and 19% of our net sales, respectively.

The Engineered Products business unit has a 50% ownership interest in a Malaysian joint venture, Asian Composites Manufacturing Sdn. Bhd. (“ACM”).  Under the terms of the joint venture agreement, Hexcel and The Boeing Company (“Boeing”) have transferred the manufacture of certain semi-finished composite components to this joint venture.  Hexcel purchases the semi-finished composite components from the joint venture, and inspects and performs additional skilled assembly work before delivering them to Boeing.  The joint venture also manufactures composite components for other aircraft component manufacturers.  ACM had revenue of $44.9 million, $39.2 million and $27.9 million in 2010, 2009 and 2008, respectively.  For additional information on the Joint Venture investment see Note 5, Investments in Affiliated Companies.

The following table identifies the key customers and the major manufacturing facilities of the Engineered Products segment:

ENGINEERED PRODUCTS
KEY CUSTOMERS	MAJOR MANUFACTURING FACILITIES
The Boeing Company	Kent, Washington
Bombardier	Burlington, Washington
General Dynamics	Pottsville, Pennsylvania
General Electric	Welkenraedt, Belgium
GKN	Alor Setar, Malaysia (JV)
Hawker / Beechcraft
Spirit Aerosystems
United Technologies

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

Significant Customers

Approximately 31%, 27% and 23% of our 2010, 2009, and 2008 net sales, respectively, were to The Boeing Company (“Boeing”) and related subcontractors.  Of the 31% of overall sales to Boeing and its subcontractors in 2010, 25% related to Commercial Aerospace market applications and 6% related to Space & Defense market applications.  Approximately 24%, 22% and 24% of our 2010, 2009, and 2008 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 24% of overall sales to EADS and its subcontractors in 2010, 21% related to Commercial Aerospace market applications and 3% related to Space and Defense market applications.

In 2009 and 2008, Vestas Wind Systems A/S accounted for nearly 12% and 11%, respectively, of the Company’s total net sales.  In 2010, their sales were less than 10% of total net sales.  All of these sales are included in the Composite Materials segment and are in the Industrial market.

Markets

Our products are sold for a broad range of end-uses. The following tables summarize our net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2010	2009	2008
Net Sales by Market
Commercial Aerospace	55%	50%	54%
Space and Defense	26	27	23
Industrial	19	23	23
Total	100%	100%	100%
Net Sales by Geography (a)
United States	52%	48%	48%
Europe	48	52	52
Total	100%	100%	100%

(a)          Net sales by geography based on the location in which the product sold was manufactured.

	2010	2009	2008
Net Sales to External Customers (b)
United States	45%	42%	36%
Europe	41	45	51
All Others	14	13	13
Total	100%	100%	100%

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

The use of advanced composites in Commercial Aerospace is primarily in the manufacture of new commercial aircraft.  The aftermarket for these products is very small as many of these materials are designed to last for the life of the aircraft.  The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets.  After the current poor global economic environment resulted in a decline in 2009 passenger and freight traffic, 2010 revenue passenger miles returned to growth.  The International Air Transport Association (IATA) estimates 2010 revenue passenger miles were 8.2% higher than 2009.  Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

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

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals.  This follows the trend previously seen in military fighter aircraft where advanced composites may now exceed 50% of the weight of the airframe.  Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950’s, contained almost no composite materials.  One of the first commercial aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and was built with an airframe containing approximately 6% composite materials.  The airframe of Boeing’s 777 aircraft, which entered service in 1995, is approximately 11% composite.  By comparison, the next generation of aircraft in development will contain significantly higher composite content by weight.  The Airbus A380, which was first delivered in 2007, is being built with an airframe containing approximately 23% composite content by weight.  Boeing’s latest aircraft, the B787 has a content of 50% or more composite materials by weight.  After several announced delays, the B787 maiden flight occurred in December 2009 and the aircraft is projected to enter into service in the third quarter of 2011.  In December 2006, Airbus formally launched the A350 XWB which is also projected to have a composite content of 50% or more by weight.  Airbus targets the A350 XWB to enter into service in late 2013.  We refer to this steady expansion of the use of composites in aircraft as the “secular penetration of composites” as it increases our average sales per airplane over time.

The impact on Hexcel of Boeing and Airbus’ production rate changes is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production.  We have products on all Boeing and Airbus planes.  The dollar value of our materials varies by aircraft type — twin aisle aircraft use more of our materials than narrow body aircraft and newer designed aircraft use more of our materials than older generations.  On average, for established programs, we deliver products into the supply chain about six months prior to aircraft delivery.  Depending on the product, orders placed with us are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer.  For aircraft that are in the ramp-up stage, such as the A350 and the B787, we will have sales as much as a few years in advance of the delivery.  Increased aircraft deliveries combined with the secular penetration of composites resulted in our Commercial Aerospace revenues increasing by approximately 16% in 2010 and 14% in 2008.  In 2009, Commercial Aerospace revenues declined by 22% as our customers adjusted their inventory levels and the business and regional jet market declined by more than 40% from 2008.

Set forth below are historical aircraft deliveries as announced by Airbus and Boeing:

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Airbus	126	182	229	294	311	325	303	305	320	378	434	453	483	498	510
Boeing	271	375	563	620	491	527	381	281	285	290	398	441	375	481	462
Total	397	557	792	914	802	852	684	586	605	668	832	894	858	979	972

Commercial Aerospace represented 55% of our 2010 net sales. Approximately 83% of these revenues can be identified as sales to Airbus, Boeing and their subcontractors for the production of commercial aircraft.  Airbus and Boeing combined deliveries in 2010 were 972 aircraft, just short of the previous high of 979 in 2009.  Based on Airbus and Boeing public estimates, the combined deliveries in 2011 are expected to be between 1,005 and 1,030 planes.  In 2010, the combined orders reported by Airbus and Boeing were for 1,104 planes, bringing their backlog at December 31, 2010 to 6,995 planes.  The balance of our Commercial Aerospace sales is related to regional and business aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.  After reaching a peak of almost $200 million of sales in 2008, business and regional aircraft sales declined by more than 40% in 2009 due to production cutbacks.  Sales to this submarket declined an additional 6.6% in 2010 but have shown gradual recovery in the last few quarters.

Space & Defense

The Space & Defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites.  The aggregate demand by Space & Defense customers is primarily a function of procurement of military aircraft that utilizes advanced composites by the United States and certain European governments.  We are currently qualified to supply materials to a broad range of over 100 helicopter, military aircraft and space programs.  The top ten programs by revenues represent about 50% of our Space & Defense revenues and no one program exceeds 15% of our revenues in this segment.  Key programs include the V-22 (Osprey) tilt rotor aircraft, the Blackhawk, the C-17, F/A-18E/F (Hornet), the European Fighter Aircraft (Typhoon), the NH90, the S76, the Tiger helicopters, the F-35 (joint strike fighter or JSF), and the EADS A400M military transport.  The benefits that we obtain from these programs will depend upon which are funded and the extent of such funding.  Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for launch vehicles, and buss and solar arrays for military and commercial satellites.

Another trend providing positive growth for Hexcel is the further penetration of composites in helicopter blades.  Numerous new helicopter programs in development, as well as upgrade or retrofit programs, have an increased reliance on Composite Materials products such as carbon fiber, prepregs, and honeycomb core to improve blade performance.  In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing.

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

Industrial Markets

The revenue for this market segment includes applications for our products outside the Commercial Aerospace and Space & Defense markets. A number of these applications represent emerging opportunities for our products.  In developing new applications, we seek those opportunities where advanced composites technology offer significant benefits to the end user, often applications that demand high engineering performance.  Within this segment, the major end market sub-segments include, in order of size based on our 2010 sales, wind energy, general industrial applications, recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks), and transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications).  A major inventory correction in the first quarter by our largest wind customer (Vestas), and the fourth quarter closure of a number of their European plants and an associated inventory realignment, negatively impacted both our sales and our operations in 2010.  We do expect wind energy sales to return to double digit growth starting the first quarter of 2011, primarily as a result of Vestas achieving record orders for over 8,600 megawatts in 2010 and the introduction of the their new, larger, 55 meter blade.  Our participation in industrial market applications complements our commercial and military aerospace businesses, and we are committed to pursuing the utilization of advanced structural material technology where it can generate significant value and we can maintain a sustainable competitive advantage.

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

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”).  The primary raw material for PAN is acrylonitrile.  All of the PAN we produce is for internal carbon fiber production.  We consume approximately 60% by value of the carbon fiber we produce and sell the remainder of our output to third-party customers.  However, as one of the world’s largest consumers of high performance carbon fiber, we also purchase significant quantities of carbon fiber from external sources for our own use.  The sources of carbon fiber we can use in any product or application are sometimes dictated by customer qualifications or certifications, otherwise we select a carbon fiber based on performance, price and availability.  With the increasing demand for carbon fiber, particularly in aerospace applications, we have doubled our PAN and carbon fiber capacity over the past several years to serve the growing needs of our customers and our own downstream products.  In 2007, we announced another increase in PAN and carbon fiber capacity, which is ramping up and now scheduled to be completed by the end of 2011 and will increase our global nameplate capacity to a total of about 16 million pounds of carbon fiber.  Due to the changing demand outlook, we had modified the pace of the project to reduce capital spending, but resumed the schedule in 2010.  After a new line starts production, it can take over a year to be certified for aerospace qualifications.  However, these lines can start supplying carbon fiber for many industrial and recreational applications within a short time period.

We purchase glass yarn from a number of suppliers in the United States, Europe and Asia. We also purchase aramid and high strength fibers which are produced by only a few companies, and during periods of high demand, can be in short supply.  In addition, epoxy and other specialty resins, aramid paper and aluminum specialty foils are used in the manufacture of composite products. A number of these products have only one or two sources qualified for use, so an interruption in their supply could disrupt our ability to meet our customer requirements. When entering into multi-year contracts with aerospace customers, we attempt to get back-to-back commitments from key raw material suppliers.

Our manufacturing activities are primarily based on “make-to-order”, or “demand pull” based on customer schedules, and to a lesser extent, “make-to-forecast” production requirements. We coordinate closely with key suppliers in an effort to avoid raw material shortages and excess inventories. However, many of the key raw materials we consume are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The lack of availability of these materials could under certain circumstances have a material adverse effect on our consolidated results of operations.

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

Our products rely primarily on our expertise in materials science, textiles, process engineering and polymer chemistry.  Consistent with market demand, we have been placing more emphasis on higher performing products and cost effective production processes while seeking to improve the consistency of our products and our capital efficiency.  Towards this end, we have entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories.  We believe that we possess unique capabilities to design, develop and manufacture composite materials and structures.  We have over 600 patents and pending applications worldwide, and have granted technology licenses and patent rights to several third parties primarily in connection with joint ventures and joint development programs.  It is our policy to actively enforce our proprietary rights. We believe that the patents and know-how rights currently owned or licensed by Hexcel are adequate for the conduct of our business. We do not believe that our business would be materially affected by the expiration of any single patent or series of related patents, or by the termination of any single license agreement or series of related license agreements.

We spent $30.8 million, $30.1 million and $31.4 million for R&T in 2010, 2009, and 2008, respectively.   In constant currency, our 2010 spending is about 4% higher than 2009.  Our spending on a quarter to quarter basis fluctuates depending upon the amount of  new product development and qualification activities, particularly in relation to commercial aircraft applications, that are in progress.   These expenditures are expensed as incurred.

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

Our aggregate environmental related accruals at December 31, 2010 and 2009 were $7.3 million and $8.3 million, respectively.  As of December 31, 2010 and December 31, 2009, $4.2 million and $4.5 million, respectively, were included in “Other current accrued liabilities”, with the remainder included in “Other non-current liabilities”.  As related to certain of our environmental matters, our accruals in 2010 were estimated at the low end of a range of possible outcomes since there was no better point within the range.  If we had accrued for these matters at the high end of the range of possible outcomes, our accruals would have been $8.8 million and $12.8 million at December 31, 2010 and 2009, respectively.  Environmental remediation spending charged directly to our reserve balance for 2010, 2009, and 2008, was $4.8 million, $2.8 million and $2.7 million, respectively.  In addition, our operating costs relating to environmental compliance were $9.5 million, $10.0 million and $11.1 million, for 2010, 2009, and 2008, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $1.7 million, $4.8 million and $7.3 million for 2010, 2009 and 2008, respectively.

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

Employees

As of December 31, 2010, we employed 4,043 full-time employees and contract workers, 2,295 in the United States and 1,748 in other countries.  The number of full-time employees and contract workers as of December 31, 2009 and 2008 was 3,734 and 4,275, respectively.

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

Some of the markets in which we operate have been, to varying degrees, cyclical and have experienced downturns.  A downturn in these markets could occur at any time as a result of events that are  industry specific or macroeconomic, such as the recent financial and credit crisis; and in the event of a downturn, we have no way of knowing if, when and to what extent there might be a recovery.  Any deterioration in any of the cyclical markets we serve could adversely affect our financial performance and operating results.

At December 31, 2010, Airbus and Boeing had a combined backlog of 6,995 aircraft, which is about seven years of production at current delivery rates.   To the extent any significant deferrals, cancellations or reduction in demand results in decreased aircraft build rates, it would reduce net sales for our Commercial Aerospace products and as a result reduce our operating income.  Approximately 55% of our net sales for 2010 were derived from sales to the Commercial Aerospace industry, which includes 83% from Airbus and Boeing aircraft and 17% from regional and business jets.  Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including terrorist events and any subsequent military response, changes in the propensity for the general public to travel by air, a rise in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases, inventory corrections throughout the supply chain and slower macroeconomic growth.  Both Boeing and Airbus have experienced various delays in their newest aircraft programs, including the Boeing 787, 747-8, A400M and the ramp-up of the Airbus A380.  These delays have delayed and may continue to delay our expected growth or our effective utilization of capacity installed for such growth.  Future delays in these or other major new customer programs could similarly impact our results.

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

We have concentrated customers in the Commercial Aerospace and wind energy markets.  In the Commercial Aerospace market, approximately 83%, and in the Space & Defense market, approximately 35%, of our 2010 net sales were made to Boeing and EADS (including Airbus) and their related subcontractors.  For the years ended December 31, 2010 and December 31, 2009, approximately 31% and 27% of our total consolidated net sales was made to Boeing and its related subcontractors, respectively, and approximately 24% and 22% of our total consolidated net sales, respectively, was made to EADS, including Airbus and its related subcontractors.  In the wind energy market, our primary customer is Vestas Wind Systems A/S.  Significant changes in the demand for our customers’ end products, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers.  The loss of, or significant reduction in purchases by, Boeing, EADS and Vestas or any of our other significant customers could materially impair our business, operating results, prospects and financial condition.  The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors.

Reductions in space and defense spending could result in a decline in our net sales.

The growth in military aircraft production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow and the increased demand for replacement helicopter blades may not continue. The production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 26% of our net sales in 2010 were derived from space and defense industries.

A decrease in supply, interruptions at key facilities or an increase in cost of raw materials could result in a material decline in our profitability.

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

The occurrence of material operational problems, including but not limited to failure of, or interruption to, key equipment or natural disasters, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility. With respect to certain facilities, such events could have a material effect on our company as a whole.

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

In addition, fluctuations in currency exchange rates may influence the profitability and cash flows of our business.  For example, our European operations sell some of the products they produce in U.S. dollars, yet the labor, overhead costs and portions of material costs incurred in the manufacture of those products are denominated in Euros or British pounds sterling. As a result, the local currency margins of goods manufactured with costs denominated in local currency, yet sold in U.S. dollars, will vary with fluctuations in currency exchange rates, reducing when the U.S. dollar weakens against the Euro and British pound sterling. In addition, the reported U.S. dollar value of the local currency financial statements of our foreign subsidiaries will vary with fluctuations in currency exchange rates. While we enter into currency exchange and hedge agreements from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures, and our earnings are impacted by changes in currency exchange rates.

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

In addition, we may be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response. In particular, climate change is receiving increased attention worldwide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  The U.S. Congress is currently considering climate change-related legislation which may include cap and trade provisions or a carbon tax. The European Union has instituted the Greenhouse Gas Emission Trading System (EU-ETS). Our manufacturing plants use energy, including electricity and natural gas, and certain of our plants emit amounts of greenhouse gas that may be affected by these legislative and regulatory efforts.  It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation. Potential consequences could include increased energy, transportation and raw material costs and may require the Company to make additional investments in its facilities and equipment or limit our ability to grow.

Our forward-looking statements and projections may turn out to be inaccurate.

This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to future prospects, developments and business strategies.  These forward-looking statements are identified by their use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should”, “would”, “will”, and similar terms and phrases, including references to assumptions.  Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and foreign tax credit carryforwards, and the impact of the above factors on our expectations of 2011 financial results; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, fluctuations in commodity prices, and fluctuations in the market price of our common stock.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements and cost reductions, and conditions in the financial markets.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own and lease manufacturing facilities and sales offices located throughout the United States and in other countries, as noted below. The corporate offices and principal corporate support activities are located in leased facilities in Stamford, Connecticut. Our research and technology administration and principal laboratories are located in Dublin, California; Duxford, United Kingdom; Les Avenieres, France; and Decatur, Alabama.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of a manufacturing facility we formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan.  In the first quarter of 2010, we made a decision to enhance the remediation system to accelerate completion of the remediation.  The additional costs associated with this enhancement are included in our accrual for this liability, which at December 31, 2010 is $4.9 million.

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

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, with one exception, without withdrawing our defenses.  As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified.  Recently, the other party’s cleanup efforts have declined due to discovery of additional contamination and equipment failures; we believe that this has increased the contamination migrating to our property and will increase the duration of our cleanup.  The total accrued liability related to this matter was $1.5 million at December 31, 2010.

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

Environmental remediation reserve activity for the three years ended December 31, 2010 was as follows:

	For the year ended December 31,
(In millions)	2010	2009	2008
Beginning remediation accrual balance	$8.3	$9.2	$3.2
Current period expenses	3.8	1.9	8.7
Cash expenditures	(4.8)	(2.8)	(2.7)
Ending remediation accrual balance	$7.3	$8.3	$9.2

Capital expenditures for environmental matters	$1.7	$4.8	$7.3

Environmental Summary

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of December 31, 2010 and 2009, our aggregate environmental related accruals were $7.3 million and $8.3 million, respectively.  As of December 31, 2010 and 2009, $4.2 million and $4.5 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $8.8 million and $12.8 million at December 31, 2010 and 2009, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $4.8 million and $2.8 million for the years ended December 31, 2010 and 2009, respectively.  In addition, our operating costs relating to environmental compliance charged directly to expense were $9.5 million and $10.0 million for the years ended December 31, 2010 and 2009.  Capital expenditures for environmental matters were $1.7 million and $4.8 million for the years ended December 31, 2010 and 2009, respectively.

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

Hexcel did not declare or pay any dividends in 2010, 2009 or 2008.  The payment of dividends is limited under the terms of certain of our debt agreements. Hexcel does not have any intent of paying dividends in the foreseeable future, as cash generated from operations will be used primarily to support capital expenditures or pay down debt.

On February 8, 2011 there were 1,044 holders of record of our common stock.

The following chart provides information regarding repurchases of Hexcel common stock:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2010	1,161		$18.88	0	0

November 1 – November 30, 2010	0		N/A	0	0

December 1 – December 31, 2010	0		N/A	0	0

Total	1,161	(1)	$18.88	0	0

(1) All Shares were delivered by an employee in payment of the exercise price of non-qualified stock options.

ITEM 6. Selected Financial Data

The information required by Item 6 is contained on page 26 of this Annual Report on Form 10-K under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 27 to 40 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 38 to 40 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 41 to 75 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm is contained on page 43 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed,

summarized and reported within the time periods specified in the SEC’s rules and forms.   These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting is contained on page 42 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B. Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2010.  Such information is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2010.  Such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2010.  Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2010.  Such information is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by Item 14 will be contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2010.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for each of the three years ended December 31, 2010

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years ended December 31, 2010

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedule for the three years ended December 31, 2010:

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

3.3	Amended and Restated Bylaws of Hexcel Corporation (incorporated by reference to Exhibit 3 to Hexcel’s Current Report on Form 8-K dated December 10, 2010).

4

Indenture dated as of February 1, 2005 between Hexcel Corporation and The Bank of New York, as trustee, relating to the issuance of the 6.75% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated February 4, 2005).

10.1

Credit Agreement, dated as of July 9, 2010, entered into by and among Hexcel Corporation, Hexcel Holdings SASU, the financial institutions from time to time party thereto, Banc of America Securities LLC, as a joint book manager and as a joint lead arranger, RBS Citizens, N.A., as syndication agent, as a joint book manager and as a joint lead arranger, HSBC Bank USA, National Association, as a documentation agent, TD Bank, N.A., as a documentation agent, Wells Fargo Bank, National Association, as a documentation agent and Bank of America, N.A., as administrative agent for the lenders. Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment pursuant to Rule 24b-2. The location of an omitted portion is indicated by a set of asterisks within brackets (“[***]”) (incorporated by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated July 14, 2010).

10.2

Security Agreement, dated as of July 9, 2010, by and among Hexcel Corporation, each of the direct and indirect subsidiaries of Hexcel Corporation listed on the signature pages thereto, and each additional grantor that may become a party thereto after the date thereof in accordance with Section 21 thereof, and Bank of America, N.A., as administrative agent for each of the Secured Parties (as defined in the Credit Agreement). Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment pursuant to Rule 24b-2. The location of an omitted portion is indicated by a set of asterisks within brackets (“[***]”) (incorporated by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated July 14, 2010).

10.3

Subsidiary Guaranty, dated as of July 9, 2010, by the parties listed on the signature pages thereto in favor of and for the benefit of Bank of America, N.A., as administrative agent for each of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated July 14, 2010).

10.4

Company Guaranty, dated as of July 9, 2010, by Hexcel Corporation in favor of and for the benefit of Bank of America, N.A., as administrative agent for each of the Secured Parties (as defined in the Credit Agreement)(incorporated by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated July 14, 2010).

10.5*

Hexcel Corporation 2003 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.5(a)*

Hexcel Corporation 2003 Incentive Stock Plan as amended and restated December 11, 2003 (incorporated herein by reference to Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.5(b)*	Hexcel Corporation 2003 Incentive Stock Plan as amended and restated May 19, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 24, 2005).

10.5(c)*

Hexcel Corporation 2003 Incentive Stock Plan as amended and restated December 31, 2008 (incorporated herein by reference to Exhibit 99.12 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.5(d)*

Hexcel Corporation 2003 Incentive Stock Plan, as amended and restated as of May 7, 2009 (incorporated herein by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.6*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997 and March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on July 26, 1999).

10.6(a)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997, March 25, 1999 and December 2, 1999 (incorporated by reference to Exhibit 10.3(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.6(b)*	Hexcel Corporation Incentive Stock Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex A of the Company’s Proxy Statement dated March 31, 2000).

10.6(c)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 (incorporated herein by reference to Exhibit 10.3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.6(d)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 and further amended on January 10, 2002 (incorporated herein by reference to Exhibit 10.3(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.7*	Hexcel Corporation 1998 Broad Based Incentive Stock Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Form S-8 filed on June 19, 1998, Registration No. 333-57223).

10.7(a)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000 (incorporated by reference to Exhibit 10.1 to Hexcel’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

10.7(b)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 (incorporated herein by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.7(c)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 and January 10, 2002 (incorporated herein by reference to Exhibit 10.4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.7(d)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001, January 10, 2002 and December 12, 2002 (incorporated herein by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8*

Hexcel Corporation Management Stock Purchase Plan, as amended and restated on May 19, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 24, 2005).

10.8(a)*

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

10.10*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.11*	Form of Employee Option Agreement (2010) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.12*	Form of Employee Option Agreement (2009) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.13*	Modification to Option Agreements (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.14*	Form of Employee Option Agreement (2008) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.15*	Form of Employee Option Agreement (2007) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.16*	Form of Employee Option Agreement (2005 and 2006) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 12, 2005).

10.17*	Form of Employee Option Agreement (2004) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.18*	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.19*	Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.20*	Form of Employee Option Agreement (2000) (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

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

10.23*	Form of Restricted Stock Unit Agreement (2010) (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.24*	Form of Restricted Stock Unit Agreement (2009) (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.25*	Form of Restricted Stock Unit Agreement (2008) (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

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

10.29*	Form of Performance Based Award Agreement (2010) (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.30*	Form of Performance Based Award Agreement (2009) (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.31*	Modification to Performance Based Award Agreement (2008) (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.32*

Hexcel Corporation Nonqualified Deferred Compensation Plan, Effective as of January 1, 2005, Amended and Restated as of December 31, 2008 (incorporated herein by reference to Exhibit 99.14 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.33*

Amended and Restated Employment Agreement between Hexcel Corporation and David E. Berges, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.33(a)*

Employee Option Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(a) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.33(b)*

Employee Option Agreement (performance-based option) dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(b) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.33(c)*

Amended and Restated Supplemental Executive Retirement Agreement dated December 31, 2008, between David E. Berges and Hexcel Corporation (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.33(d)*

Letter Agreement dated August 1, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(e) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.33(e)*

Letter Agreement dated August 28, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.34*

Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated October 28, 2009).

10.34(a)*

Employment and Severance Agreement between Hexcel Corporation and Nick L. Stanage, dated October 28, 2009 (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated October 28, 2009). .

10.34(b)*

Form of Restricted Stock Unit Agreement, to be entered into on November 9, 2009, by and between Hexcel Corporation and Nick L. Stanage (incorporated herein by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated October 28, 2009).

10.34(c)*

Letter Agreement, dated October 28, 2009, by and between Hexcel Corporation and Nick L. Stanage (incorporated herein by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated October 28, 2009).

10.35*

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

10.36*

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

10.37*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.6 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.37(a)*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated January 7, 2008).

10.38*	Director Compensation Program, as of June 30, 2010.

10.39*	Hexcel Corporation 2009 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Annual Report on Form 10-K for the year ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hexcel Corporation

February 10, 2011	/s/ DAVID E. BERGES
(Date)	David E. Berges
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

Signature	Title	Date

/s/ DAVID E. BERGES	Chairman of the	February 10, 2011
(David E. Berges)	Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ WAYNE PENSKY	Senior Vice President and	February 10, 2011
(Wayne Pensky)	Chief Financial Officer
(Principal Financial Officer)

/s/ KIMBERLY HENDRICKS	Vice President, Corporate Controller and
(Kimberly Hendricks)	Chief Accounting Officer	February 10, 2011
(Principal Accounting Officer)

/s/ JOEL S. BECKMAN	Director	February 10, 2011
(Joel S. Beckman)

/s/ LYNN BRUBAKER	Director	February 10, 2011
(Lynn Brubaker)

/s/ JEFFREY C. CAMPBELL	Director	February 10, 2011
(Jeffrey C. Campbell)

/s/ SANDRA L. DERICKSON	Director	February 10, 2011
(Sandra L. Derickson)

/s/ W. KIM FOSTER	Director	February 10, 2011
(W. Kim Foster)

/s/ THOMAS A. GENDRON	Director	February 10, 2011
(Thomas A. Gendron)

/s/ JEFFREY A. GRAVES	Director	February 10, 2011
(Jeffrey A. Graves)

/s/ DAVID C. HILL	Director	February 10, 2011
(David C. Hill)

/s/ DAVID C. HURLEY	Director	February 10, 2011
(David C. Hurley)

/s/ DAVID L. PUGH	Director	February 10, 2011
(David L. Pugh)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2010	2009	2008	2007(a)	2006(a)

Results of Operations:
Net sales	$1,173.6	$1,108.3	$1,324.9	$1,171.1	$1,049.5
Cost of sales	891.0	859.8	1,035.7	888.1	801.0
Gross margin	282.6	248.5	289.2	283.0	248.5

Selling, general and administrative expenses	118.5	107.2	112.9	114.0	105.5
Research and technology expenses	30.8	30.1	31.4	34.2	29.7
Business consolidation and restructuring expenses	—	—	3.8	7.3	9.9
Other expense, net	3.5	7.5	10.2	12.6	—
Operating income	129.8	103.7	130.9	114.9	103.4

Interest expense, net	23.2	26.1	20.2	22.5	23.7
Non-operating expense, net	6.8	—	—	—	—
Income from continuing operations before income taxes, equity in earnings and discontinued operations	99.8	77.6	110.7	92.4	79.7
Provision for income taxes	22.9	22.0	15.6	33.4	34.7
Income from continuing operations before equity in earnings and discontinued operations	76.9	55.6	95.1	59.0	45.0
Equity in earnings from and gain on sale of investments in affiliated companies	0.5	0.7	16.1	4.3	19.9
Net income from continuing operations	77.4	56.3	111.2	63.3	64.9
Income loss from discontinued operations, net of tax	—	—	—	(2.0)	1.0
Net income	$77.4	$56.3	$111.2	$61.3	$65.9
Basic net income (loss) per common share:
Continuing operations	$0.79	$0.58	$1.15	$0.67	$0.70
Discontinued operations	—	—	—	(0.02)	0.01
Net income per common share	$0.79	$0.58	$1.15	$0.65	$0.71

Diluted net income (loss) per common share:
Continuing operations	$0.77	$0.57	$1.14	$0.66	$0.68
Discontinued operations	—	—	—	(0.02)	0.01
Net income per common share	$0.77	$0.57	$1.14	$0.64	$0.69

Weighted-average shares outstanding:
Basic	97.6	96.9	96.4	94.7	93.4
Diluted	99.9	98.2	97.6	96.5	95.5

Financial Position:
Total assets	$1,258.1	$1,246.6	$1,210.03	$1,060.5	$1,014.5
Working capital	$291.8	$259.4	$256.5	$190.7	$206.5
Long-term notes payable and capital lease obligations	$304.6	$358.8	$392.5	$315.5	$409.8
Stockholders’ equity (b)	$659.4	$575.6	$509.2	$427.6	$301.6

Other Data:
Depreciation and amortization	$53.2	$46.6	$43.9	$39.8	$37.4
Accrual basis capital expenditures	$60.7	$85.7	$177.3	$120.6	$117.9
Shares outstanding at year-end, less treasury stock	97.4	96.6	96.4	95.8	93.8

(a)          All financial data presented has been restated to report our U.S. EBGI business and our Architectural business in France as discontinued operations.

(b)         No cash dividends were declared per share of common stock during any of the five years ended December 31, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2010	2009	2008
Net sales	$1,173.6	$1,108.3	$1,324.9
Gross margin %	24.1%	22.4%	21.8%
Business consolidation and restructuring expenses	$—	$—	$3.8
Other expense, net	$3.5	$7.5	$10.2
Operating income (a)	$129.8	$103.7	$130.9
Operating income %	11.1%	9.4%	9.9%
Interest expense, net	$23.2	$26.1	$20.2
Non-operating other expenses	$6.8	$—	$—
Provision for income taxes	$22.9	$22.0	$15.6
Equity in earnings from and gain on sale of investments in affiliated companies	$0.5	$0.7	$16.1
Net income (a)	$77.4	$56.3	$111.2
Diluted net income per common share	$0.77	$0.57	$1.14

(a) The Company uses non-GAAP financial operating measures, including sales measured in constant dollars, operating income adjusted for items included in other expenses, net and business consolidation and restructuring expenses, net income adjusted for non-recurring expenses, the effective tax rate adjusted for certain non-recurring items and free cash flow. Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods. Non-recurring items and certain tax adjustments represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not determined in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance. Reconciliations to adjusted operating income and adjusted net income are provided below:

	Year Ended December 31,
(In millions)	2010	2009	2008
GAAP operating income	$129.8	$103.7	$130.9
Other expense, net	3.5	7.5	10.2
Business consolidation and restructuring expenses	—	—	3.8
Adjusted operating income (Non-GAAP)	$133.3	$111.2	$144.9

	Year Ended December 31,
(In millions)	2010	2009	2008
GAAP net income	$77.4	$56.3	$111.2
Tax adjustments (1)	(6.4)	—	(26.2)
Gain on sale of investments in affiliated companies, net of tax	—	—	(11.7)
Other expense, net of tax (2)	2.2	5.6	6.4
Non-operating expense, net of tax (3)	4.3	—	—
Adjusted net income (Non-GAAP)	$77.5	$61.9	$79.7

(1) Tax adjustments in 2010 include a $2.9 million benefit from the reversal of valuation allowances against U.S. deferred tax assets and a $3.5 million benefit from New Clean Energy Manufacturing Tax Credits awarded in January 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.  In 2008, tax adjustments include benefits of $26.2 million arising from the reversal of valuation allowances against U.S. deferred tax assets and reinstatement of U.S. deferred tax assets which were previously written off.  See Note 9 in the accompanying consolidated financial statements for further detail.

(2) Other expense, net of tax, in 2010 includes a $2.2 million increase in environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  2009 includes $5.6 million in legal settlement expense, $1.1 million in environmental expenses for previously sold operations offset by a $1.1 million adjustment to a prior year gain on sale of operations.  Other expense in 2008 includes $1.7 million of pension settlement expense and $4.7 million of environmental expenses for previously sold operations, both net of tax.

(3) Non-operating expense, net of tax, includes $4.3 million after tax expense related to the acceleration of deferred financing costs due to the refinancing of our Senior Secured Credit Facility in 2010.

Business Trends

We returned to sales growth in 2010 with a 6% increase over 2009.   In constant currency, our Commercial Aerospace sales increased 17%, Space & Defense sales increased 5%, while our Industrial sales declined 11%.  The Commercial Aerospace market represents 55% of our sales, followed by Space & Defense at 26% and Industrial at 19%.

•                  In 2010, our Commercial Aerospace sales increased by 16% (17% in constant currency).  Airbus and Boeing related sales, which comprised 83% of our Commercial Aerospace sales, were up over 20% led by new programs and increased production for their legacy programs.  Almost all of our Commercial Aerospace sales are for new aircraft as we have only nominal aftermarket sales.  The business and regional jet market, which account for 17% of Commercial Aerospace sales, declined 7% for the year.  The decline was a result of the strong first quarter 2009 sales, as each of the last three quarters of 2010 were higher than the prior year quarter.

•                  Airbus and Boeing combined deliveries in 2010 were 972 aircraft, just short of the previous high of 979 in 2009.   The demand for new commercial aircraft is principally driven by two factors.  The first is airline passenger traffic (measured by revenue passenger miles) and the second is the replacement rate for existing aircraft.  After the current poor global economic environment resulted in a decline in 2009 passenger and freight traffic, 2010 revenue passenger miles returned to growth.  The International Air Transport Association (IATA) estimates 2010 revenue passenger miles were 8.2% higher than 2009.  Combined orders for 2010 were 1,104 planes, more than 2.5 times higher than the 413 orders for 2009.  Backlog at the end of 2010 increased to 6,995 planes, about seven years of backlog at the current delivery pace.  Airbus and Boeing have announced rate increases for each of their current production models in the past year.   Based on Airbus and Boeing projections, 2011 deliveries are estimated between 1,005 and 1,030 aircraft, which would surpass the previous high of 979.

•                  Overall the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.  These new programs include the A380, B787, B747-8 and the A350.  Only the A380 is in service with 18 deliveries in 2010 and a cumulative total of 41 deliveries through December 31, 2010.  The Airbus A380 has 23% composite content by weight and has more Hexcel material used in its production than any aircraft previously manufactured, over $3 million per plane.  At December 31, 2010, Airbus had a backlog of 193 orders for the A380.  Hexcel has been awarded a contract to supply carbon fiber composite materials for major primary structures for the A350, which Airbus has indicated will have at least 50% composite content by weight.  This contract covers the entire family of the A350 aircraft through 2025 and as the design and usage of various composite materials have yet to be finalized, the amount of revenue this award will generate has not yet been determined.  In addition, there will be opportunities for additional Hexcel products for the plane which we are actively pursuing.  We expect that our content of materials per A350 will exceed the amount we have on the A380.  As of December 31, 2010, Airbus has received 568 orders for the A350, which it projects will enter into service in late 2013. Through 2010, Boeing had recorded 847 orders for its B787 aircraft.  The B787 will have about 52% composite content by weight, including composite wings and fuselage, compared to the 11% composite content used in the construction of its B777 aircraft and 6% for the B767 the aircraft it is primarily replacing.  The B787 is projected to enter into service in the third quarter of 2011.  Hexcel estimates that it has $1.3 million to $1.6 million of content per plane, depending upon which engines are used.  While the B747-8 is structurally an aluminum intensive aircraft, new engines and nacelles provide Hexcel with the opportunity for significant additional revenues.  The freighter version of the B747-8 is now expected to be in service in mid-2011 and the passenger version in 2012. The B747-8 had its maiden flight on February 8, 2010.  We expect the B747-8 to have slightly more Hexcel content per plane than the B787.  In 2010, our sales on these four new programs almost doubled from 2009 and comprised more than 20% of our total Commercial Aerospace sales and we expect them to represent an increasing percent of our Commercial Aerospace sales in the future.

•                  Our business and regional jet sales peaked at almost $200 million in 2008 after several years of over 20% growth per year.  This segment of the market was significantly impacted by the general deterioration of the global economy and announced production cut-backs in 2009, and declined about 40% in 2009 from the peak 2008 sales.  Sales for this submarket for the last three quarters were higher than the corresponding quarter from a year ago, though as a result of strong sales in the first quarter of 2009, full year 2010 sales of $111.8 million were 6.6% lower than 2009.

•                  Our Space & Defense constant currency sales increased 4.5% over 2009.  Rotorcraft sales continue to be strong and we continue to benefit from our extensive qualifications to supply composite materials and structures.  Key programs include the V-22 (Osprey) tilt rotor aircraft, the Blackhawk, the C-17, F/A-18E/F (Hornet), the European Fighter Aircraft (Typhoon), the NH90, the S76, the Tiger helicopters, the F-35 (joint strike fighter or JSF), and the EADS A400M military transport.  The benefits we obtain from these programs help offset the wind-down of the F22 program (which started the fourth quarter of 2009) and eventually the C17.  If you exclude the F-22 sales from both 2010 and 2009, then Space & Defense sales increased 8.7% in constant currency in 2010.  Another trend providing positive growth for Hexcel is the further penetration of composites in helicopter blades.  Numerous new helicopter programs in development, as well as upgrade or retrofit programs, have an increased reliance on Composite Materials products such as carbon fiber, prepregs, and honeycomb core to improve blade performance.  In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing.

•                  Our Industrial sales declined by 14% (11% decline in constant currency) in 2010 from 2009.  Industrial sales include wind energy, recreation, and transportation and general industrial applications, with wind being the largest submarket.  Excluding wind energy sales, the rest of the Industrial sales were just above the 2009 sales.

•                  Wind energy revenues for 2010 were down over 20% from 2009 in constant currency.  A major inventory correction in the first quarter by our largest wind customer (Vestas), and the fourth quarter closure of a number of their European plants and an associated inventory realignment, negatively impacted both our sales and our operations in 2010.  We do expect wind energy sales to return to double digit growth starting the first quarter of 2011, primarily as a result of Vestas achieving record orders of over 8,600 megawatts in 2010 and the introduction of the their new, larger, 55 meter blade.

A significant number of orders received in 2010 by our key commercial aerospace and wind customers has led to a much improved environment for our markets.  Our current expectations are that total revenues for 2011 will be in the range of $1,225 to $1,300 million, on a constant currency basis, generating diluted earnings per share of $0.90 to $0.98.  We expect capital expenditures to be $150 to $175 million and target cash flow to be break-even by year—end.

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

Net Sales:  Consolidated net sales of $1,173.6 million for 2010 were $65.3 million higher than the $1,108.3 million of net sales for 2009.  The sales increase in 2010 reflects increased volume in Commercial Aerospace driven by new aircraft programs.  Consolidated net sales of $1,108.3 million for 2009 were $216.6 million lower than the $1,324.9 million of net sales for 2008, due to volume declines in Commercial Aerospace and Industrial markets.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in 2009 as in 2010 (“in constant currency”), consolidated net sales for 2010 would have been $76.8 million, or 7.0%, higher than 2009.  In constant currency, consolidated net sales for 2009 would have been $189.1 million, or 14.4% lower than 2008 net sales.

The following table summarizes net sales to third-party customers by segment and end market segment in 2010, 2009 and 2008:

(In millions)	Commercial Aerospace	Space & Defense	Industrial	Total
2010 Net Sales
Composite Materials	$459.4	$229.3	$215.8	$904.5
Engineered Products	185.3	81.2	2.6	269.1
Total	$644.7	$310.5	$218.4	$1,173.6
	55%	26%	19%	100%
2009 Net Sales
Composite Materials	$384.7	$220.5	$251.3	$856.5
Engineered Products	171.5	78.9	1.4	251.8
Total	$556.2	$299.4	$252.7	$1,108.3
	50%	27%	23%	100%
2008 Net Sales
Composite Materials	$530.7	$235.9	$308.7	$1,075.3
Engineered Products	179.6	66.0	4.0	249.6
Total	$710.3	$301.9	$312.7	$1,324.9
	54%	23%	23%	100%

Commercial Aerospace:  Net sales to the Commercial Aerospace market segment increased $88.5 million or 15.9% to $644.7 million for 2010 as compared to net sales of $556.2 million for 2009; 2009 net sales decreased by $154.1 million to $556.2 million as compared to net sales of $710.3 million for 2008. In constant currency, net sales to the Commercial Aerospace market segment increased $91.4 million, or 16.5% in 2010 and decreased $141.9 million or 20.3% in 2009.  Net sales of the Composite Materials segment to the Commercial Aerospace market were $74.7 million higher, up 19.4% from 2009 and down $146.0 million from 2008 to 2009.  Net sales of the Engineered Products segment to the Commercial Aerospace market increased by $13.8 million or 8.0% to $185.3 million in 2010 and decreased by $8.1 million or 4.5% to $171.5 million in 2009.

The sales growth in 2010 primarily came from new aircraft programs (A380, A350, B787 and B747-8), which accounted for over 80% of the increase in Commercial Aerospace sales for the year.  Sales for Boeing programs increased 25% and Airbus program sales increased 19% over the prior year.

For 2009, supply chain inventory adjustments resulted in exaggerated sales declines, particularly for Airbus programs which were down 24% compared to 2008.  Sales for Boeing programs were down 5% in 2009 as compared to the strike impacted 2008 sales.  While sales to new programs such as the A380, B787, A350, and B747-8 were up in the fourth quarter of 2009 as compared to 2008, they were lower for the year, primarily due to the B787 delays.  For 2009, new program sales represented less than 15% of Commercial Aerospace revenues.

Space & Defense: Net sales of $310.5 million for 2010 increased 3.7% as compared to $299.4 million in 2009. Net sales of $299.4 million for 2009 were essentially flat as compared to net sales of $301.9 million for 2008.  In 2010, net sales in constant currency, increased $13.5 million or 4.5%; in 2009 foreign exchange had a minimal impact on sales.  We continue to benefit from our ability to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and rotorcraft programs.  About half of our Space & Defense sales are comprised of rotorcraft programs, including commercial and military programs from the Americas, Europe and Asia Pacific.

Industrial:  Net sales of $218.4 million for 2010 decreased by $34.3 million, or 13.6%, compared to net sales of $252.7 million in 2009.  In constant currency, net sales to the Industrial market segment decreased $28.1 million or 11.4% in 2010 and decreased $46.0 million or 15.4% in 2009. Wind energy is the largest submarket in this segment, and experienced a more than 20% decline in constant currency in 2010 as compared to 2009.  Sales were significantly impacted in the first and fourth quarter from inventory corrections at our largest wind energy customer, Vestas.   Wind energy sales in 2009 declined about 15% in constant currency as compared to 2008 sales, as the credit crisis contributed to the decline in wind energy sales as financing projects by the end user became more difficult.  We saw some recovery of sales to automotive, recreation and other general industrial markets in 2010 as these submarkets were coming off their lowest sales levels in years, reflecting both weak markets and selective portfolio pruning.

Gross Margin: Gross margin for 2010 was $282.6 million, or 24.1% of net sales as compared to $248.5 million, or 22.4% of net sales, in 2009. The increase reflected higher volume, factory productivity, cost reduction initiatives and favorable product mix.  Exchange rates contributed about 40 basis points to the gross margin improvement in 2010.  For 2009, exchange rates only had a minor favorable impact over 2008.  Gross margin for 2008 was $289.2 million, or 21.8% of net sales.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $118.5 million, or 10.1% of net sales for 2010, and $107.2 million or 9.7% of net sales for 2009 and $112.9 million, or 8.5% of 2008 net sales. The increase in 2010 expenses was primarily driven by higher variable compensation due to the Company’s performance.   SG&A in 2009 benefited from reduced headcount, tight cost controls and favorable foreign exchange rates.

Research and Technology (“R&T”) Expenses: R&T expenses for 2010 were $30.8 million or 2.6% of net sales, $30.1 million, or 2.7% of 2009 net sales and $31.4 million, or 2.4% of 2008 net sales.  The decline in R&T expenses in 2009 was mainly due to favorable foreign exchange rates.

Business Consolidation and Restructuring Expenses: There were no business consolidation and restructuring expenses in 2010 and 2009.  Business consolidation and restructuring expenses were $3.8 million for 2008.   Almost all of these expenses related to the December 2007 program to realign our company into a single business and address stranded costs resulting from divestitures due to our portfolio realignment, and clean-up expenses associated with preparing the Livermore, California land for sale after closing the manufacturing facility located on that site.

Other Expense, Net:  Other expense of $3.5 million in 2010 was for additional environmental reserves related to a manufacturing facility sold in 1986.   For 2009, other expense reflects a $7.5 million charge related to a licensing agreement, settling a patent litigation matter.  Other expense of $10.2 million during 2008 consisted of a $7.6 million environmental reserve charge related to the manufacturing facility sold in 1986 and a $2.7 million final charge in relation to the termination of our U.S. defined benefit plan.

Operating Income: Operating income for 2010 was $129.8 million compared with operating income of $103.7 million in 2009 and $130.9 million for 2008.  Operating income as a percent of sales was 11.1%, 9.4% and 9.9% in 2010, 2009,  and 2008, respectively.  Higher sales volume and good cost control drove the 170 basis point increase in operating margin in 2010 over the prior year.  The $27.2 million decrease in 2009 operating income is primarily due to significantly lower sales volumes.

One of the Company’s performance measures is operating income adjusted for non-recurring operating expenses and business consolidation and restructuring expenses, which is a non-GAAP measure. Adjusted operating income for the years ended December 31, 2010, 2009 and 2008 was $133 million, $111 million and $145 million or 11.4%, 10.0% and 10.9%, as a percentage of net sales, respectively.  A reconciliation to adjusted operating income is provided on page 27.

Almost all of the Company’s sales and costs are either in U.S. dollars, Euros or GBP, and approximately one-quarter of our sales are in Euros or GBP.  In addition, much of our European Commercial Aerospace business has sales denominated in dollars and costs denominated in all three currencies.  The net impact is that as the dollar weakens against the Euro and the GBP, sales will increase while operating income will decrease.  We have an active hedging program to minimize the impact on operating income, but our operating income as a percentage of net sales is affected.  Our 2010 operating income percentage was approximately 40 basis points better than 2009 due to exchange rates and our 2009 operating income percentage was approximately 40 basis points worse than 2008 due to exchange rates.

Operating income for the Composite Materials segment increased $28.2 million or 25.3% to $139.6 million, as compared to $111.4 million for 2009.  The increase in operating income is the result of higher volume, favorable sales mix and factory productivity and cost reduction initiatives.  Operating income for the Engineered Products segment increased by $9.7 million compared with 2009 to $45.7 million, as results were helped by both operational improvements and favorable product mix.

We did not allocate corporate net operating expenses of $55.5 million, $43.7 million, and $54.7 million to segments in 2010, 2009, and 2008, respectively.  The increase in Corporate and Other expense in 2010 was primarily related to higher variable compensation expense.  As discussed above, 2010, 2009 and 2008 had $3.5 million, $7.5 million and $10.2 million of other expenses included in Corporate and Other.

Interest Expense:  Interest expense was $23.2 million for 2010, and $26.1 million for 2009, and $20.2 million for 2008. The decrease in 2010 was due to the refinancing in July 2010 of our Senior Revolving Credit Facility, lower average borrowings and a $1.4 million reversal of interest on liabilities for uncertain tax positions.  The increase in 2009 resulted from higher debt levels and the accelerated amortization of deferred financing costs as a result of the repayment of a term loan.

Provision for Income Taxes:   Our 2010 and 2009 tax provision was $22.9 million and $22.0 million for an effective tax rate of 22.9% and 28.4%, respectively.  The 2010 provision includes a $2.9 million benefit from the reversal of valuation allowances against U.S. deferred tax assets and a $3.5 million benefit from New Clean Energy Manufacturing tax credits for qualifying investments made in 2009 in our U.S wind energy facility.  Excluding these items, the effective tax rate was 29.4%. The 2008 provision of $15.6 million or 14.1% effective tax rate included $26.2 million of net tax benefits primarily attributable to tax planning strategies that resulted in changing prior year foreign taxes paid from a deduction to a credit, the reversal of valuation allowances against net operating losses and the reinstatement of net operating losses which were previously written off.  Excluding these benefits, the adjusted effective tax was 37.8% for 2008.  The improvement in the effective tax rates in 2010 and 2009 compared to the adjusted effective tax rate in 2008 reflects the tax planning actions we have taken over the past few years.  We believe the adjusted effective tax rate, which is a non-GAAP measure, is meaningful since it provides insight to the tax rate of ongoing operations.

Equity in Earnings from and Gain on Sale of Investments in Affiliated Companies:  In 2010 and 2009, equity in earnings represents our portion of the earnings from our joint venture in Malaysia.  Equity in earnings from and gain on sale of investments in affiliated companies during 2008 included a pre-tax gain of $12.5 million from the sale of our interest in BHA Aero Composite Parts Co., Ltd. (“BHA”) during 2008 to our joint venture partner for $22.3 million in cash.  For additional information, see Note 5 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Income:  Net income was $77.4 million, or $0.77 per diluted share for the year ended December 31, 2010 compared to $56.3 million, or $0.57 per diluted common share for 2009 and $111.2 million or $1.14 per diluted share for 2008.  The changes reflect the results discussed above, primarily lower sales volume in 2009 and the one-time tax benefits and gain on sale of our interest in BHA in 2008.  Also see the above table for a reconciliation of GAAP net income from continuing operations to our adjusted “Non-GAAP” measure.

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

We have defined benefit retirement plans in the United Kingdom, Belgium, France and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”) is the largest of the European plans.  As of December 31, 2010, 64% of the total assets in the U.K. Plan were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2011 plan year will be 7.0% and 4.5% for the other European Plans as a group.  In 2007, we froze the U.K. Plan to new participants.  In January 2011, we terminated the U.K. Plan and introduced significant enhancements to the defined contribution plan.  As a result of the termination of the U.K. Plan in January 2011, we will record a curtailment gain of $5.7 million (after tax gain of $0.04 per diluted share) in the first quarter of 2011 to recognize previously unrecognized prior service credits. We expect these changes to be cash neutral to the Company in 2011.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The discount rate assumption used to calculate net periodic retirement related costs for the European funded plans was 5.66% for 2010, 5.96% for 2009 and 5.64% for 2008, respectively.  The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and mortality rates are based primarily on actual plan experience.

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

Significant Customers

Approximately 31%, 27%, and 23% of our 2010, 2009, and 2008 net sales, respectively, were to Boeing and related subcontractors.  Of the 31% of sales to Boeing and its subcontractors in 2009, 25% related to Commercial Aerospace market applications and 6% related to Space & Defense market applications.  Approximately 24%, 22%, and 24% of our 2010, 2009, and 2008 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 24% of sales to EADS and its subcontractors in 2010, 21% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications.

Vestas Wind Systems A/S accounted for 12% of the Company’s total net sales in 2009 and nearly 11% in 2008.    All of these sales are included in the Composite Materials segment and are in the Industrial market.

Financial Condition

In 2010, we generated $77.7 million of free cash flow (cash provided by operating activities less cash paid for capital expenditures) and ended the year with total debt, net of cash, of $215 million, which is the lowest level since 1996.  In 2011, we expect our capital spending to be in the range of $150 million to $175 million and target free cash flow to be break-even by year-end.

We have a portfolio of derivatives related to currencies and interest rates.  We monitor our counterparties and we only use those rated A- or better.

Liquidity

Our cash on hand at December 31, 2010 was $117.2 million as compared to $110.1 million at December 31, 2009.  In December, 2010, we completed a $135 million add-on to our senior credit facility, which was used to pay off a portion of the $150 million of our 6.75% senior subordinated notes we redeemed on February 1, 2011 at a call premium of 2.25%.  The remaining redemption amount was funded from cash on hand.  At December 31, 2010, proforma, as if the redemption occurred, we had total undrawn availability under the Senior Secured Credit Facility and cash on hand of approximately $247 million.

Our total debt as of December 31, 2010 was $332.2 million, a decrease of $60.1 million from the December 31, 2009 balance.  About half of the decrease was a result of a mandatory debt repayment in the first quarter of 2010 and the rest was due to debt repayments made using a portion of the cash generated the past two years.  The level of available borrowing capacity fluctuates during the course of the year due to factors including capital expenditures, interest and variable compensation payments, changes to working capital, as well as timing of receipts and disbursements within the normal course of business.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures and debt service requirements.  We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and our revolving credit facility.  As of December 31, 2010, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2014, and will be repaying the term loan at a rate of approximately $1.3 million per quarter with our next required payment due in March 2011, the quarterly payments increase to $2.5 million in September 2012.

Credit Facilities:  On July 9, 2010, Hexcel Corporation entered into a new $250 million senior secured credit facility (the “Facility”), consisting of a $150 million revolving loan and a $100 million term loan.  The Facility matures on July 9, 2015.  Proceeds from the term loan and cash on hand were used to repay all amounts, and terminate all commitments, outstanding under Hexcel’s old credit agreement and to pay fees and expenses in connection with the refinancing.  We incurred about $3.7 million in issuance costs related to the refinancing of the Facility, which will be expensed over the life of the Facility. As a result of the refinancing, we incurred a $6.8 million charge in the third quarter of 2010 to accelerate the amortization of deferred financing costs associated with the previous credit facility.  The Facility permits us to issue letters of credit up to an aggregate amount of $40 million and allows us to draw up to $75 million in Euros.  Amounts drawn in Euros or any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2010, we had issued letters of credit totaling $2.1 million under the Facility.

In anticipation of the February 1, 2011 redemption of $150 million of the 6.75% senior subordinated notes, in December 2010, the Company increased its $150 million revolving loan facility to $285 million. There were no changes to the terms and conditions of the Facility. Then on February 1, 2011, we redeemed the senior subordinated notes, the redemption was funded from the revolving loan facility and cash on hand.

The credit agreement contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of December 31, 2010, we were in compliance with all debt covenants and expect to remain in compliance. Terms of the Facility are further discussed in Note 6 to the accompanying financial statements.

The interest rate for the loans is LIBOR plus 2.75% through December 2010 and then ranges down to LIBOR plus 2%, depending on our leverage ratio.  The margin for the loans decreases from 2.75% to 2.25% if Hexcel’s leverage ratio decreases below 2 to 1, and decreases an additional 25 basis points if Hexcel’s leverage ratio decreases below 1.75 to 1.  For the year ended December 31, 2010, our leverage ratio was less than 1.75, accordingly in the first quarter of 2011 our margin decreased to 2%.  The term loan was borrowed at closing and once repaid cannot be reborrowed.  The term loan is scheduled to be repaid at an initial rate of approximately $1.3 million per quarter, increasing to $2.5 million in September 2012, with two payments of $10.0 million in September 2014 and December 2014 and two final $25.0 million payments in March and June 2015.

We have a $7.1 million borrowing facility for working capital needs of our Chinese entity with an outstanding balance of $7.1 million at December 31, 2010.  These funds can only be used locally, accordingly we do not include this facility in our borrowing capacity disclosures.  The borrowing facility expires on November 20, 2011 and is guaranteed by Hexcel Corporation.

Operating Activities:  We generated $126.5 million in cash from operating activities during 2010, a decrease of $46.3 million from 2009 primarily from higher working capital levels as sales volumes increased.  Accounts receivable and inventories used $39.2 million of cash as opposed to generating cash of $70.2 million in 2009.  Accounts payable and accrued liabilities resulted in an inflow of $4.5 million as compared to an outflow of $28.1 million in 2009.  These large swings reflect moving from last year’s declining sales to the current year of increased sales and outlook.

Cash generated from operating activities during 2009 was $172.8 million, an increase of $75.3 million from 2008, predominantly from working capital improvements.  Decreases in accounts receivable and inventories contributed $70.2 million.  This was partly offset by decreases in accounts payable and accrued liabilities of $28.1 million and increases in other current assets.  The positive changes in working capital requirements were attributable to the decline in sales during the year along with strong collections of outstanding accounts receivable and improved inventory control.

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

Investing Activities:  Cash used for investing activities was $48.8 million in 2010 (all payments for capital expenditures) compared to $104.4 million in 2009.  The decrease primarily reflects prudent management of our capital spending as we focus on factory yields and efficiencies and try to match our capital spending with our long-term growth assumptions. We made cash payments for capital expenditures of $98.4 million and $175.9 million during 2009 and 2008, respectively, primarily related to our carbon fiber expansion programs.  We also increased our ownership in the ACM joint venture to a 50% interest.  During 2008, we received total proceeds of $22.3 million from the sale of our interest in BHA. Capital expenditures in 2011 are expected to be $150 million to $175 million.

Financing Activities:  Financing activities used $65.2 million of cash as compared with $12.7 million in 2009.  In 2010, we again refinanced our Senior Secured Credit Facility.  The new Senior Secured Credit Facility terminates in July 2015 and totals $250 million, including a $150 million revolving credit facility and a $100 million new term loan.  The new borrowings plus cash on hand were used to repay $134.1 million of term loans existing under the previous facility and $3.7 million of debt issuance costs related to the refinancing.  During 2010, we, also, paid $1.4 million of debt issuance costs related to the add-on to our revolving credit facility and repaid $30.0 million of our previous Senior Secured Credit Facility with cash on hand.  This repayment included a $26.4 million mandatory prepayment based on 50% of the cash flow generated in 2009, as defined in the old agreement. In addition we borrowed $3.9 million from a line of credit associated with our operations in China.

On February 1, 2011, we redeemed $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 2.25%. The senior subordinated notes are due on February 1, 2015. The redemption was primarily funded by the add-on to our senior secured credit facility, discussed above.

As a result of the redemption, we accelerated the unamortized financing costs of the senior subordinated notes redeemed and expensed the call premium incurring a pretax charge of $4.9 million (estimated after tax of $0.03 per diluted share) in the first quarter of 2011.

Additionally, during 2010, we entered into approximately $98 million of interest rate swaps that trade the LIBOR on our term loan for a fixed rate at an average rate of 1.03%. These interest rate swaps are designated as cash flow hedges to our term loan and expire by March 2014. Based on our leverage ratio at December 31, 2010, the interest rate for the term loan in the first quarter of 2011 is 1.03% plus 2.00%, or 3.03%.

In 2009, we also refinanced our Senior Secured Credit Facility and received $171.5 million of proceeds from a new term loan.  The borrowings were used to repay $167.0 million of term loans existing under the previous facility and $10.3 million of debt issuance costs related to the refinancing.

Financial Obligations and Commitments:  As of December 31, 2010, current maturities of notes payable and capital lease obligations were $27.6 million, including $15 million that was paid on February 1, 2011 in connection with the redemption of the 6.75% senior subordinated notes.  The next significant scheduled debt maturity will not occur until 2014, in the amount of $10.0 million plus any outstanding balance on the revolving loan.  Our next scheduled term loan payment of $1.3 million is due in March 2011.  We have several capital leases for buildings with expirations through 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing equipment and facilities are leased under operating leases.

Total letters of credit issued and outstanding under the Senior Secured Credit Facility were $2.1 million as of December 31, 2010.  We had no letters of credit issued separately from this credit facility.

The following table summarizes the scheduled maturities as of December 31, 2010 of financial obligations and expiration dates of commitments for the years ended 2011 through 2015 and thereafter.

(In millions)	2011	2012	2013	2014	2015	Thereafter	Total
Senior secured credit facility — term B loan due 2015	$5.0	$7.5	$10.0	$25.0	$50.0	$—	$97.5
Working capital facility	7.1						7.1
6.75% senior subordinated notes due 2015 (a)	150.0	—	—	—	75.0	—	225.0
Capital leases and other	0.5	0.3	—	—	—	1.8	2.6
Subtotal	162.6	7.8	10.0	25.0	125.0	1.8	332.2
Operating leases	11.0	6.6	6.1	5.1	2.3	11.8	42.9
Total financial obligations	$173.6	$14.4	$16.1	$30.1	$127.3	$13.6	$375.1

Letters of credit	$2.1	$—	$—	$—	$—	$—	$2.1
Interest payments	17.5	17.3	17.0	16.6	3.7	1.0	73.1
Estimated benefit plan contributions	9.1	12.6	10.1	9.4	27.0	56.7	124.9
Other (b)	4.2	1.1	1.0	1.0	—	—	7.3
Total commitments	$206.5	$45.4	$44.2	$57.1	$158.0	$71.3	$582.5

(a) $150.0 million of the notes were redeemed February 1, 2011. The redemption was funded by a new $135 million add-on to the Senior Secured Credit Facility which is due in 2015 and $15.0 million of cash on hand. Accordingly, $15 million is classified as a current liability on the December 31, 2010 Consolidated Balance Sheet.

(b) Other represents estimated spending for environmental matters at known sites.

As of December 31, 2010, we had $20.1 million of unrecognized tax benefits.  This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution.  The resolution or settlement of these tax positions with the taxing authorities is at various stages.  We estimate that we will settle certain tax audits in 2011 and have classified $1.0 million of the unrecognized tax benefit as a current liability.  We are unable to make a reliable estimate of the eventual cash flows of the remaining $19.1 million of unrecognized tax benefits.

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

Deferred Tax Assets

As of December 31, 2010 we have $85.0 million in net deferred tax assets consisting of deferred tax assets of $151.3 million offset by deferred tax liabilities of $29.8 million and a valuation allowance of $36.5 million. As of December 31, 2009, we had $104.6 million in net deferred tax assets consisting of deferred tax assets of $156.6 million offset by deferred tax liabilities of $21.2 million and a valuation allowance of $30.8 million.

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

Included in the 2008 provision were certain tax benefits relating to the implementation of tax planning strategies which enabled the Company to revise its estimate of U.S. net operating loss (NOL) and foreign tax credit (FTC) carry-forwards expected to be realized in the future. The tax provision for the year included $26.2 million of net tax benefits primarily attributable to changing prior year foreign taxes paid from a deduction to a credit and the reversal of valuation allowances against net operating losses and the reinstatement of net operating losses which were previously written off. The Company has additional FTCs for which we have recorded valuation allowances, but we will not reverse these valuation allowances until such time that we believe it is more likely than not that they are realizable.  When considering this realizability we will also investigate any potential benefit from a recharacterization of foreign taxes paid in earlier years.

In addition to the valuation allowance against the FTC described above, the valuation allowance as of December 31, 2010 relates to certain net operating loss carryforwards of our foreign subsidiaries, general business credits, and state net operating loss carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2010 of $20.1 million, relate to various Foreign and U.S. jurisdictions.  Included in the unrecognized tax benefits of $20.1 million at December 31, 2010 was $16.6 million of tax benefits that, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations.  During 2010, we reversed interest of $1.4 million related to the unrecognized tax benefits. We have recorded a liability of $0.9 million and $2.8 million for the payment of interest as of December 31, 2010 and 2009, respectively.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for prior years; however the U.S. tax returns have been audited through 2007.  Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2002 onward), Belgium (2003 onward), France (2008 onward), Spain (2004 onward) and UK (2008 onward).  We are currently under examination in various foreign jurisdictions.

As of December 31, 2010, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2004 onward, some of which are currently under examination by certain European taxing authorities.  The company is currently in discussions with certain foreign tax authorities regarding a possible settlement of an audit. We are unable to provide an estimate of possible change to the unrecognized tax benefits related to these tax positions.  As of December 31, 2010, the Company has classified approximately $1.0 million of unrecognized tax benefits as a current liability, representing income tax positions under examination in various jurisdictions which the Company expects to settle over the next twelve months.

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

In addition, we review goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  We have four reporting units within the Composite Materials segment, each of which are components that constitute a business for which discrete financial information is available and for which appropriate management regularly reviews the operating results.  Within the Engineered Products segment, the reporting unit is the segment as it comprises only a single component.  If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill.  If the carrying amount exceeds the implied fair value, goodwill is written down to its implied value.  The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.  Fair value is calculated using discounted cash flows, based on a discount rate derived from the weighted average cost of capital for other companies in the industry adjusted to the higher end of the range to represent the companies more comparable in size to Hexcel.  The other assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, and perpetual growth rates, among others, all of which require significant judgments by management.  Future cash flows can be affected by changes in industry or market conditions.  During the fourth quarter of 2010, we updated valuations for all reporting units with goodwill using discounted cash flow analyses, based upon estimated forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates.  As a result of these valuations, we determined that goodwill was not impaired.

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

Our estimate of liability as a potentially responsible party (“PRP”) and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2010 and 2009, our aggregate environmental related accruals were $7.3 million and $8.3 million, respectively. As of December 31, 2010 and 2009, $4.2 million and $4.5 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  In 2010, if we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $8.8 million at December 31, 2010.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation reserve activity for the three years ended December 31, 2010 as follows:

	For the year ended
(In millions)	December 31, 2010	December 31, 2009	December 31, 2008
Beginning remediation accrual balance	$8.3	$9.2	$3.2
Current period expenses (a)	3.8	1.9	8.7
Cash expenditures	(4.8)	(2.8)	(2.7)
Ending remediation accrual balance	$7.3	$8.3	$9.2

Capital expenditures for environmental matters	$1.7	$4.8	$7.3

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

Interest Rate Risks

Our long-term debt bears interest at both fixed and variable rates.  From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt.  These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates.  Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2010 of $23.2 million would have decreased to $22.6 million and increased to $23.8 million, respectively.

Interest Rate Swaps

In 2010, we entered into approximately $98 million of interest rate swaps that trade the LIBOR on our term loan for a fixed rate at an average rate of 1.03%. These interest rate swaps are designated as cash flow hedges to our term loan and expire by March 2014. The fair value of interest rate swap agreements is recorded in other assets or other long-term liabilities with a corresponding amount to Other Comprehensive Income. Based on our leverage ratio at December 31, 2010, the interest rate for the term loan in the first quarter 2011 is 1.03% plus 2.00%, or 3.03%.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  To the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are included in income as a component of interest expense.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at December 31, 2010 and December 31, 2009 was a liability of $3.0 million and $8.2 million, respectively.  A net charge to interest expense of $0.3 million and a net credit to interest expense of $0.3 million related to the excluded portion of the derivative were recorded in 2010 and 2009, respectively.  Net charges to interest expense of $0.3 million and $0.6 million related to the interest coupons were recorded during 2010 and 2009, respectively.  The net amount of gains/losses included in the CTA adjustment during the reporting periods were a gain of 5.4 million, a loss of $1.2 million, a gain of $3.2 million in 2010, 2009 and 2008, respectively.  The impact of applying prescribed credit risk adjustments was immaterial for the three years.

Foreign Currency Exchange Risks

We operate nine manufacturing facilities in Europe, which generated approximately 48% of our 2010 consolidated net sales.  Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro.  We also conduct business or have joint venture investments in China, Malaysia, Japan and Australia, and sell products to customers throughout the world.

In 2010, our European subsidiaries had third-party sales of $538.3 million of which approximately 48% were denominated in U.S.

dollars, 48% were denominated in Euros and 4% were denominated in British pounds.  While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability.  For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars but do not affect the profitability of the subsidiary in its functional currency.  The value of our investments in these countries could be impacted by changes in currency exchange rates over time, and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2010 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant.  The analysis covers all of our foreign currency hedge contracts.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have an immaterial impact on our results.  However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the GBP) continues and new hedges are layered in at the adverse rate, the impact would be more significant.  For example, had we not had any hedges in place for 2010, a 10% adverse movement would have reduced our operating income by about $9.7 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through May 2013.  The aggregate notional amount of these contracts was $124.2 million and $100.1 million at December 31, 2010 and 2009, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2010, hedge ineffectiveness was immaterial.  Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2010, 2009 and 2008 was as follows:

(In millions)	2010	2009	2008
Unrealized gains (losses) at beginning of period	$(1.4)	$(8.9)	$3.2
(Gains) losses reclassified to net sales	3.9	4.3	(1.3)
(Decrease) increase in fair value, net of tax	(2.7)	3.2	(10.8)
Unrealized gains (losses) at end of period	$(0.2)	$(1.4)	$(8.9)

Unrealized losses of $0.3 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of December 31, 2010 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  The impact of credit risk adjustments was immaterial for the three years.

In addition, non-designated foreign exchange forward contracts are used to hedge balance sheet exposures. The notional amounts outstanding at December 31, 2010 and 2009, respectively were U.S. $85.9 million and GBP 1.0 million against EUR, and U.S. $53.8 million and GBP 3.0 million against EUR. The change in fair value of these forward contracts are recorded in the consolidated statements of operations and were immaterial for the years 2010, 2009 and 2008.

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

Recently Issued Accounting Standards

New Accounting Pronouncements

In October 2009, the FASB issued new authoritative guidance regarding “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update provides amendments for separating consideration in multiple deliverable arrangements and removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. We adopted the new guidance prospectively on January 1, 2011 and do not expect it will materially affect the Company’s consolidated financial position and results of operations.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on 44.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Hexcel Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

February 10, 2011

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$117.2	$110.1
Accounts receivable, net	173.9	158.4
Inventories, net	169.9	157.2
Prepaid expenses and other current assets	36.7	35.4
Total current assets	497.7	461.1

Net property, plant and equipment	598.3	602.1
Goodwill and other intangible assets	56.2	56.7
Investments in affiliated companies	19.9	17.7
Deferred tax assets	63.6	85.6
Other assets	22.4	23.4

Total assets	$1,258.1	$1,246.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$27.6	$33.5
Accounts payable	83.0	74.3
Accrued compensation and benefits	50.5	43.5
Accrued interest	6.9	9.6
Other accrued liabilities	37.9	40.8
Total current liabilities	205.9	201.7

Long-term notes payable and capital lease obligations	304.6	358.8
Long-term retirement obligations	61.9	73.1
Other non-current liabilities	26.3	37.4
Total liabilities	598.7	671.0

Commitments and contingencies (see Note 14)

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares of stock authorized, 99.5 and 98.6 shares of stock issued and outstanding at December 31, 2010 and 2009, respectively	1.0	1.0
Additional paid-in capital	552.3	535.3
Retained earnings	148.4	71.0
Accumulated other comprehensive loss	(15.1)	(7.0)
	686.6	600.3
Less: Treasury stock, at cost, 2.2 and 2.0 shares at December 31, 2010 and 2009, respectively	(27.2)	(24.7)
Total stockholders’ equity	659.4	575.6
Total liabilities and stockholders’ equity	$1,258.1	$1,246.6

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2010	2009	2008

Net sales	$1,173.6	$1,108.3	$1,324.9
Cost of sales	891.0	859.8	1,035.7
Gross margin	282.6	248.5	289.2

Selling, general and administrative expenses	118.5	107.2	112.9
Research and technology expenses	30.8	30.1	31.4
Business consolidation and restructuring expenses	—	—	3.8
Other expense, net	3.5	7.5	10.2
Operating income	129.8	103.7	130.9

Interest expense, net	23.2	26.1	20.2
Non-operating expense	6.8	—	—
Income before income taxes and equity in earnings	99.8	77.6	110.7

Provision for income taxes	22.9	22.0	15.6
Income before equity in earnings	76.9	55.6	95.1

Equity in earnings from and gain on sale of investments in affiliated companies	0.5	0.7	16.1
Net income	$77.4	$56.3	$111.2

Basic net income per common share:	$0.79	$0.58	$1.15
Diluted net income per common share:	$0.77	$0.57	$1.14

Weighted average common shares outstanding:
Basic	97.6	96.9	96.4
Diluted	99.9	98.2	97.6

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2010, 2009 and 2008

	Common Stock		Accumulated	Accumulated
(In millions)	Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Shares	Total Stockholders’ Equity	Comprehensive Income
Balance, December 31, 2007	$1.0	$513.2	$(97.3)	$32.6	$(21.9)	$427.6
Net income			111.2			111.2	$111.2
Pension obligation — ASC 715 measurement date adjustment, net of tax			0.8			0.8	0.8
Currency translation adjustments				(27.7)		(27.7)	(27.7)
Net unrealized loss on financial instruments, net of tax				(12.0)		(12.0)	(12.0)
Change in post-retirement benefit plans, net of tax				(1.6)		(1.6)	(1.6)
Comprehensive income							$70.7
Activity under stock plans		12.8			(1.9)	10.9
Balance, December 31, 2008	$1.0	$526.0	$14.7	$(8.7)	$(23.8)	$509.2
Net income			56.3			56.3	$56.3
Currency translation adjustments				10.1		10.1	10.1
Net unrealized gain on financial instruments, net of tax				6.7		6.7	6.7
Change in post-retirement benefit plans, net of tax				(15.1)		(15.1)	(15.1)
Comprehensive income							$58.0
Activity under stock plans		9.3			(0.9)	8.4
Balance, December 31, 2009	$1.0	$535.3	$71.0	$(7.0)	$(24.7)	$575.6
Net income			77.4			77.4	$77.4
Currency translation adjustments				(17.1)		(17.1)	(17.1)
Net unrealized gain on financial instruments, net of tax				1.7		1.7	1.7
Change in post-retirement benefit plans, net of tax				7.3		7.3	7.3
Comprehensive income							$69.3
Activity under stock plans		17.0			(2.5)	14.5
Balance, December 31, 2010	$1.0	$552.3	$148.4	$(15.1)	$(27.2)	$659.4

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2010	2009	2008

Cash flows from operating activities
Net income	$77.4	$56.3	$111.2
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	53.2	46.6	43.9
Amortization of debt discount and deferred financing costs	10.3	4.9	1.7
Deferred income taxes (benefit)	16.1	19.6	(6.5)
Business consolidation and restructuring expenses	—	—	3.8
Business consolidation and restructuring payments	(0.8)	(1.7)	(4.3)
Equity in earnings from and gain on sale of investments in affiliated companies	(0.5)	(0.7)	(16.2)
Share-based compensation	12.4	8.3	9.4
Excess tax benefits on share-based compensation	(2.3)	(0.7)	2.0

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(22.5)	31.8	(3.1)
(Increase) decrease in inventories	(16.7)	38.4	(20.1)
(Increase) decrease in prepaid expenses and other current assets	(0.2)	(7.3)	3.0
Increase (Decrease) in accounts payable and accrued liabilities	4.5	(28.1)	(27.1)
Other, net	(4.4)	5.4	(0.2)
Net cash provided by operating activities	126.5	172.8	97.5

Cash flows from investing activities
Capital expenditures and deposits for capital purchases	(48.8)	(98.4)	(175.9)
Investment in affiliated companies	—	(6.0)	—
Proceeds from sale of an investment in an affiliated company	—	—	22.3
Net cash used for investing activities	(48.8)	(104.4)	(153.6)

Cash flows from financing activities
Borrowings from credit facility	3.9	3.0	—
Proceeds from senior secured credit facility — new term B loan	100.0	171.5	—
Repayment of senior secured credit agreement — term B and C loans	(164.1)	(167.0)	—
Repayment of senior secured credit agreement — new term B loan	(2.5)	(10.9)	—
Issuance costs related to new senior secured credit facility	(5.1)	(10.3)	—
Proceeds from senior secured credit facility — term C loan	—	—	79.3
Capital lease obligations and other debt, net	(0.5)	0.3	(0.4)
Activity under stock plans and other	3.1	0.7	1.2
Net cash (used for) provided by financing activities	(65.2)	(12.7)	80.1

Effect of exchange rate changes on cash and cash equivalents	(5.4)	3.5	(1.2)
Net increase in cash and cash equivalents	7.1	59.2	22.8
Cash and cash equivalents at beginning of year	110.1	50.9	28.1
Cash and cash equivalents at end of year	$117.2	$110.1	$50.9

Supplemental information (See Note 15):

Accrual basis additions to property, plant and equipment	$60.7	$85.7	$177.3

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business. Goodwill is tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired.  The Company’s annual test for goodwill impairment was performed in the fourth quarter as of November 30, 2010.  Goodwill is reviewed for impairment utilizing a two-step process.  The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value.  A reporting unit is an operating segment or one level below an operating segment, for which discrete information is available and regularly reviewed by management.  If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed.  If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any.  In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

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

The Company also tests indefinite-lived intangible assets, consisting of purchased emissions credits, for impairment at least annually in the fourth quarter as of November 30th.  If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

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

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt, which ranges from 4 to 10 years.  At December 31, 2010 and 2009, deferred debt financing costs were $9.8 million and $11.9 million, net of accumulated amortization of $4.1 million and $4.6 million, respectively, and are included in “other assets” in the consolidated balance sheets.

Share-Based Compensation

The fair value of the Restricted Stock Units (RSU’s) is equal to the market price of our stock at date of grant and is amortized to expense ratably over the vesting period.  Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the extent to which we achieve a specified performance target. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total vesting period.  A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.  We use the Black-Scholes model to value compensation expense for all option-based payment awards made to employees and directors based on estimated fair values on the grant date.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations.

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

Product Warranty

We provide for an estimated amount of product warranty at the point a claim is probable and estimable.  This estimated amount is provided by product and based on current facts, circumstances and historical warranty experience.  Warranty expense was $1.9 million, $0.6 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008 respectively.

Research and Technology

Significant costs are incurred each year in connection with research and technology (“R&T”) programs that are expected to contribute to future earnings.  Such costs are related to the development and, in certain instances, the qualification and certification of new and improved products and their uses.  R&T costs are expensed as incurred.

Income Taxes

We provide for income taxes using the liability approach.  Under the liability approach, deferred income tax assets and liabilities reflect tax net operating loss and credit carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets require a valuation allowance when it is more likely than not, based on the evaluation of positive and negative evidence, that some portion of the deferred tax assets may not be realized.  The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes.  When events and circumstances so dictate, we evaluate the realizability of our deferred tax assets and the need for a valuation allowance by forecasting future taxable income.  Investment tax credits are recorded on a flow-through basis, which reflects the credit in net income as a reduction of the provision for income taxes in the same period as the credit is realized for federal income tax purposes.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  Two customers and their related subcontractors accounted for more than half of our annual net sales in 2010 and three customers and their related subcontractors accounted for more than half of our annual net sales for 2009 and 2008.  Refer to Note 17 for further information on significant customers.  We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables.  We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.  As of December 31, 2010 and 2009, the allowance for doubtful accounts was $1.5 million and $1.9 million, respectively.  Bad debt expense was immaterial for all years presented.

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

Self-insurance

We are self-insured up to specific levels for certain medical and health insurance and workers’ compensation plans.  Accruals are established based on actuarial assumptions and historical claim experience, and include estimated amounts for incurred but not reported claims.

New Accounting Pronouncements

In October 2009, the FASB issued new authoritative guidance regarding “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update provides amendments for separating consideration in multiple deliverable arrangements and removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. We adopted the new guidance prospectively on January 1, 2011 and do not expect it will materially affect the Company’s consolidated financial position and results of operations.

Note 2 — Inventories

	December 31,
(In millions)	2010	2009
Raw materials	$71.6	$72.7
Work in progress	40.7	36.8
Finished goods	80.4	71.6
Total inventories, gross	192.7	181.1
Inventory allowances	(22.8)	(23.9)
Total inventories, net	$169.9	$157.2

Note 3 — Net Property, Plant and Equipment

	December 31,
(In millions)	2010	2009
Land	$34.4	$32.5
Buildings	253.1	241.5
Equipment	680.9	597.9
Construction in progress	95.5	173.2
Property, plant and equipment	1,063.9	1,045.1
Less accumulated depreciation	(465.6)	(443.0)
Net property, plant and equipment	$598.3	$602.1

Depreciation expense related to property, plant and equipment for the years ended December 31, 2010, 2009 and 2008, was $53.2 million, $46.6 million, and $43.9 million, respectively.  Capitalized interest of $2.5 million and $5.6 million for 2010 and 2009 was included in construction in progress and is associated with our carbon fiber expansion programs.  Capitalized costs associated with software developed for internal use were $1.1 million and $1.7 million for 2010 and 2009, respectively.

Note 4 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2010 and 2009, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2008	$39.9	$16.1	$56.0
Currency translation adjustments and other	0.7	—	0.7
Balance as of December 31, 2009	$40.6	$16.1	$56.7
Currency translation adjustments and other	(0.5)	—	(0.5)
Balance as of December 31, 2010	$40.1	$16.1	$56.2

During the fourth quarter of 2010, we performed our annual impairment review of goodwill as of November 30, 2010.  The review indicated that the estimated fair market value of reporting units exceeded the carrying value of the net assets of those reporting units and therefore no impairment was indicated.  The goodwill and intangible asset balances as of December 31, 2010 include $2.2 million of indefinite-lived intangible assets and $54.0 million of goodwill.

Note 5 — Investments in Affiliated Companies

As of December 31, 2010, we have a 50% equity ownership investment in an Asian joint venture Asian Composites Manufacturing Sdn. Bhd. (“ACM”).  In 2009, we paid $6 million to increase our ownership percentage from 33.33% to 50%.  In accordance with recently issued accounting standards we have determined that this investment is not a variable interest entity.  As such, we account for our share of the operating performance of this affiliated company using the equity method of accounting.  The Company previously owned an equity ownership investment in a second joint venture in Asia that was sold in July 2008.  Equity in earnings from and gain on sale of investments in affiliated companies during 2008 included a pre-tax gain of $12.5 million from the sale of our interest to our joint venture partner for $22.3 million in cash.

Note 6 - Debt

(In millions)	December 31, 2010	December 31, 2009
Foreign operation’s working capital line of credit	$7.1	$3.0
Current maturities of capital lease and other obligations	0.5	0.5
Current maturities of term loan	5.0	30.0
Current maturities of 6.75% senior subordinated notes due 2015	15.0	—
Short-term borrowings and current maturities of long-term debt	27.6	33.5

Senior secured credit facility — new term B loan due 2014	92.5	131.0
Capital lease and other obligations	2.1	2.8
6.75% senior subordinated notes due 2015	210.0	225.0
Long-term notes payable and capital lease obligations	304.6	358.8
Total debt	$332.2	$392.3

Estimated Fair Values of Notes Payable

The approximate, aggregate fair value of our notes payable as of December 31, 2010 and 2009 were as follows:

(In millions)	December 31, 2010	December 31, 2009
6.75% senior subordinated notes, due 2015	$225.6	$216.0
Senior secured credit facility — New Term B loan due 2015	$98.0	$161.0

The aggregate fair values of the notes payable were estimated on the basis of quoted market prices.

Senior Secured Credit Facility

On July 9, 2010, Hexcel Corporation entered into a new $250 million senior secured credit facility (“the Facility”), consisting of a $150 million revolving loan and a $100 million term loan.  As discussed below, in December 2010 the Company entered into an add-on agreement to its Senior Secured Credit Agreement, increasing its revolving credit facility from $150 million to $285 million.  The Facility matures on July 9, 2015.  The interest rate for the loans is LIBOR plus 2.75% through December 2010 and then can range down to LIBOR plus 2%, depending on our leverage ratio.  The margin for the loans will decrease from 2.75% to 2.25% if Hexcel’s leverage ratio decreases below 2 to 1, and will decrease to 2.0% if Hexcel’s leverage ratio decreases below 1.75 to 1.  The term loan was borrowed at closing and once repaid cannot be reborrowed.  The term loan will be repaid at a rate of approximately $1.3 million per quarter and increasing to $2.5 million in September 2012 with two payments of $10.0 million in September 2014 and December 2014 and two final $25.0 million payments in March and June 2015.

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

In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of December 31, 2010, we were in compliance with all debt covenants and expect to remain in compliance.

The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million and allows us to draw up to $75 million in Euros.  Amounts drawn in Euros or any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2010, we had issued letters of credit totaling $2.1 million under the Facility.  As we had no borrowings under the revolving loan at December 31, 2010, total undrawn availability under the Senior Secured Credit Facility as of December 31, 2010 was $147.9 million plus the $135 million add-on that we closed in December.  On February 1, 2011 we used the add-on plus cash on hand to redeem $150 million of the 6.75% senior subordinated notes as discussed below.

Additionally, during 2010, we entered into interest rate swaps totaling approximately $98 million that expire in March 2014.  These interest rate swaps are designated as cash flow hedges to our term loan.  The interest rate swaps trade LIBOR for a fixed rate at an average rate of 1.03%.

6.75% Senior Subordinated Notes, due 2015

On February 1, 2005, we issued 6.75% senior subordinated notes due 2015. The senior subordinated notes are unsecured senior subordinated obligations of Hexcel Corporation.  Interest accrues at the rate of 6.75% per annum and is payable semi-annually in arrears on February 1 and August 1.  The senior subordinated notes mature on February 1, 2015.  As of February 1, 2011, we had the option to redeem all or a portion of the senior subordinated notes at 102.25%, with this percentage decreasing to 101.125% for the one-year period beginning February 1, 2012 and to 100.0% any time on or after February 1, 2013.  In the event of a “change of control” (as defined in the indenture), we are generally required to make an offer to all noteholders to purchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest.

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

On February 1, 2011, we redeemed $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 2.25%.  The redemption was primarily funded by a $135.0 million add-on to our senior secured credit facility that was completed in December 2010.

As a result of the redemption, we accelerated the unamortized financing costs of the senior subordinated notes being redeemed and expensed the call premium incurring a pretax charge of $4.9 million (after tax of $0.03 per diluted share) in the first quarter of 2011.

Other Credit Facility

We have a $7.1 million borrowing facility for working capital needs of our Chinese entity with an outstanding balance of $7.1 million on December 31, 2010. These funds can only be used locally, accordingly we do not include this facility in our borrowing capacity disclosures.  The facility expires on November 20, 2011 and is guaranteed by Hexcel.

Aggregate Maturities of Debt

The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations, as of December 31, 2010.  See Note 7 for capital lease obligation maturities.

Payable during the years ending December 31:	(In millions)
2011	$27.4
2012	7.6
2013	10.0
2014	25.0
2015	260.0
Total debt	$330.0

Note 7 - Leasing Arrangements

We have entered into a capital lease for a building that expires in 2012, and with an obligation of $1.8 million as of December 31, 2010. The related assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2010 and 2009, were:

(In millions)	2010	2009
Property, plant and equipment	$3.7	$4.0
Less accumulated depreciation	(1.5)	(1.5)
Net property, plant and equipment	$2.2	$2.5

Capital lease obligations	$2.2	$2.6
Less current maturities	(0.2)	(0.2)
Long-term capital lease obligations, net	$2.0	$2.4

In addition to the capital lease above, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.  We recognize rental expense on operating leases straight-line over the term of a lease.  Total rental expense was $15.0 million in 2010, $13.1 million in 2009 and $13.4 million in 2008.

Scheduled future minimum lease payments as of December 31, 2010 were:

(In millions)	Type of Lease
Payable during the years ending December 31:	Capital	Operating
2011	$0.3	$11.0
2012	0.4	6.6
2013	—	6.1
2014	—	5.1
2015	—	2.3
Thereafter	1.8	11.8
Total minimum lease payments	2.5	$42.9
Less amounts representing interest	0.3
Present value of future minimum capital lease payments	$2.2

Note 8 — Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former European employees, as well as nonqualified defined benefit retirement plans and a retirement savings plan covering eligible U.S. employees, and participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In addition, we provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The rates used have dropped over the past three years and are expected to drop an additional 135 basis points for 2011.  The rate of compensation increase for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and termination rates are based primarily on actual plan experience.  The mortality table used for the U.S. plans is based on the RP2000 Mortality Table projected to 2012 and for the U.K. Plans the 140% PNA00 (YoB) long cohort with 1% underpin.

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

U.S. Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former U.S. employees that are funded as benefits are incurred.  Under the provisions of these plans, we expect to contribute approximately $0.9 million in 2011 to cover unfunded benefits.

U.S. Retirement Savings Plan

Under the retirement savings plan, eligible U.S. employees can contribute up to 20% of their annual compensation to an individual 401(k) retirement savings account.  The Company makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation each year.  We also contribute an additional 2% to 3% of each eligible employee’s salary to an individual 401(k) retirement savings account, depending on the employee’s age.  This increases the maximum contribution to individual employee savings accounts to between 5% and 6% per year, before any profit sharing contributions that are made when we meet or exceed certain performance targets that are set annually.

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996.  Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred.  Under the provisions of these plans, we expect to contribute approximately $0.8 million in 2011 to cover unfunded benefits.

European Defined Benefit Retirement Plans

We maintain defined benefit retirement plans in the United Kingdom, Belgium, and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”) is the largest of the European plans, which represented approximately 82% of the total 2010 net periodic pension cost for European plans.  The U.K. Plan was closed to new members as of March 31, 2007 and, thereafter, new employees in the U.K. may enter a defined contribution benefit plan where fixed employee contributions are matched by the Company.

As of December 31, 2010, 61% of the total assets of the European Plans were invested in equities and 34% were invested in active corporate bond funds.  The plans’ investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  We use long-term historical actual return experience to develop the expected long-term rate of return assumptions used in the net periodic cost calculations of our European Plans.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the European Plans for the 2011 plan year will be 6.87%.  We plan to contribute approximately $7.4 million to the European Plans during the 2011 plan year.

Effective January 31, 2011, credited service for the participants in our U.K. plan was frozen.  This reduced the projected plan obligation by $1.6 million and will result in recognizing $5.7 million of prior unrecognized service credits as a curtailment gain (after tax gain of $0.04 per diluted share) in the first quarter of 2011.  Significant enhancements were made to the U.K. defined contribution plan in the first quarter of 2011.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our U.S. retirement savings plans for the three years ended December 31, 2010 is detailed in the table below.

(In millions)	2010	2009	2008
Defined benefit retirement plans	$9.0	$7.8	$8.5
Union sponsored multi-employer pension plan	0.7	0.6	0.6
Retirement savings plans-matching contributions	2.5	2.4	2.0
Retirement savings plans-profit sharing contributions	6.5	5.4	4.7
Net periodic expense	$18.7	$16.2	$15.8

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2010, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2010	2009	2008	2010	2009	2008
Service cost	$1.2	$1.9	$1.6	$3.7	$3.2	$4.2
Interest cost	1.0	1.0	1.0	7.3	6.1	7.0
Expected return on plan assets	—	—	—	(6.3)	(5.0)	(7.8)
Net amortization	0.9	0.2	0.1	1.2	0.4	(0.2)
Curtailment and settlement loss	—	—	2.6	—	—	—
Net periodic pension cost	$3.1	$3.1	$5.3	$5.9	$4.7	$3.2

U.S. Postretirement Plans	2010	2009	2008
Service cost	$0.1	$0.1	$0.1
Interest cost	0.5	0.6	0.6
Net amortization and deferral	(0.2)	(0.3)	(0.2)
Net periodic postretirement benefit cost	$0.4	$0.4	$0.5

(In millions)	For the Year Ended December 31, 2010
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income	U.S. Plans	European Plans	Postretirement Plans
Net loss (gain)	$2.9	$(8.1)	$(1.9)
Amortization of actuarial losses	(0.7)	(1.5)	—
Amortization of prior service credit (cost)	(0.1)	0.3	0.2
Effect of foreign exchange	—	(1.1)	—
Total recognized in other comprehensive income (pre-tax)	$2.1	$(10.4)	$(1.7)

The Company expects to recognize $1.7 million of net actuarial loss and an immaterial net prior service cost as a component of net periodic pension cost in 2011 for its defined benefit plans.  The recognition of net prior service credit and net actuarial loss as a component of net periodic postretirement benefit cost in 2011 is expected to be immaterial.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2010 and 2009, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2010	2009	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation - beginning of year	$23.3	$17.1	$134.6	$97.4	$11.2	$10.9
Service cost	1.2	1.9	3.7	3.2	0.1	0.1
Interest cost	1.0	1.0	7.3	6.1	0.5	0.6
Plan participants’ contributions	—	—	0.1	0.1	0.2	0.4
Actuarial loss (gain)	2.9	3.9	(2.2)	24.4	(1.9)	0.2
Benefits and expenses paid	(0.6)	(0.6)	(4.3)	(5.0)	(0.7)	(1.0)
Settlement	—	—	(0.5)	(0.4)	—	—
Currency translation adjustments	—	—	(4.6)	8.8	—	—
Benefit obligation - end of year	$27.8	$23.3	$134.1	$134.6	$9.4	$11.2
Change in plan assets:
Fair value of plan assets - beginning of year	$—	$—	$93.3	$74.2	$—	$—
Actual return on plan assets	—	—	12.3	12.5	—	—
Employer contributions	0.6	0.6	9.0	4.7	0.4	0.6
Plan participants’ contributions	—	—	0.1	0.1	0.3	0.4
Benefits and expenses paid	(0.6)	(0.6)	(4.3)	(5.0)	(0.7)	(1.0)
Currency translation adjustments	—	—	(3.0)	7.2	—	—
Settlement	—	—	(0.5)	(0.4)	—	—
Fair value of plan assets - end of year	$—	$—	$106.9	$93.3	$—	$—
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$0.9	$1.0	$0.5	$0.7	$0.8	$1.1
Non-current liabilities	26.9	22.3	26.7	40.7	8.6	10.1
Total Liabilities	$27.8	$23.3	$27.2	$41.4	$9.4	$11.2

Amounts recognized in Accumulated Other Comprehensive Income:
Actuarial net (loss) gain	$(7.6)	$(5.4)	$(30.0)	$(40.9)	$2.4	$0.5
Prior service credit (cost)	(0.3)	(0.4)	5.6	6.1	0.1	0.4
Total amounts recognized in accumulated other comprehensive (loss) income	$(7.9)	$(5.8)	$(24.4)	$(34.8)	$2.5	$0.9

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2010. In accordance with the measurement date adoption provisions of new authoritative guidance, in 2008 the U.K. plan changed its measurement date to December 31.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $26.8 million and $21.9 million as of December 31, 2010 and 2009, respectively.  The European Plans’ ABO exceeded plan assets as of December 31, 2010 and 2009, by $22.1 million and $36.9 million, respectively.  These plans’ ABO was $129.1 million and $130.2 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans included within “accrued compensation and benefits” was $2.2 million and $2.8 million, respectively, and within “other non-current liabilities” was $62.2 million and $73.1 million, respectively, in the accompanying consolidated balance sheets.

Benefit payments for the plans are expected to be as follows:

(In millions)	U.S. Plans	European Plans	Postretirement Plans

2011	$0.9	$3.0	$0.8
2012	4.5	2.9	1.1
2013	1.5	3.1	1.1
2014	1.3	2.9	1.0
2015	18.1	3.3	0.9
2016-2020	4.7	19.8	3.8
	$31.0	$35.0	$8.7

Fair Values of Pension Assets

The following table presents pension assets measured at fair value at December 31, 2010 utilizing the fair value hierarchy discussed in Note 21:

(In millions)	December 31,	Fair Value Measurements at December 31, 2010
Description	2010	Level 1	Level 2	Level 3

Equity funds	$64.8	$—	$64.8	$—
Active corporate bond fund	36.6	—	36.6	—
Diversified investment funds	2.8	—	—	2.8
Insurance contracts	2.7	—	—	2.7
Total assets	$106.9	$—	$101.4	$5.5

Reconciliation of Level 3 Assets	Balance at January 1, 2010	Actual return on plan assets	Purchases, sales and settlements	Changes due to exchange rates	Balance at December 31, 2010
Diversified investment funds	$3.0	$0.1	$(0.1)	$(0.2)	$2.8
Insurance contracts	3.3	(0.3)	(0.1)	(0.2)	2.7
Total level 3 assets	$6.3	$(0.2)	$(0.2)	$(0.4)	$5.5

                    Plan assets are invested in a number of linked pooled funds by an independent asset management group.  Equity funds are split 50/50 between U.K. and overseas equity funds (North America, Japan, Asia Pacific and Emerging Markets).  The asset management firm uses quoted prices in active markets to value the assets.

                    The Bond Allocation is invested in a number of Active Corporate Bond funds which are pooled funds.  The Corporate Bond funds primarily invest in corporate fixed income securities denominated in British Pounds Sterling with credit ratings of BBB- and above.  We use quoted prices in active markets to value the assets.

                    Diversified investment funds are invested in an external pension fund which in turn invests in a range of asset classes including equities and government and corporate bonds, hedge funds and private equity.  The fair value of the assets is equal to the fair value of the assets as of January 1, 2010, as provided by the external pension fund, adjusted for cash flows over the year and the estimated investment return on underlying assets over the year.

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

The actual allocations for the pension assets at December 31, 2010 and 2009, and target allocations by asset class, are as follows:

	Percentage Of Plan Assets	Target Allocations	Percentage Of Plan Assets	Target Allocations
Asset Class	2010	2010	2009	2009
U.K. Equity Fund	29.9%	30.4%	30.8%	29.8%
Overseas Equity Fund	30.7	30.4	31.1	29.8
Active Corporate Bond Funds	34.3	34.1	31.2	33.6
Insurance Contracts	2.5	2.5	3.6	3.5
Diversified Investment Funds	2.6	2.6	3.3	3.3
Total	100%	100%	100%	100%

Assumptions

The assumed discount rate for pension plans reflects the market rates for high-quality fixed income debt instruments currently available.  In 2010, 2009 and 2008, we utilized local currency denominated long-dated AA-rated corporate bonds for the European plans.  For 2010, 2009 and 2008, we used the Mercer Yield Curve to set our discount rate for the U.S. non-qualified plans and the U.S. postretirement plans.  We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans.

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

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2010, 2009 and 2008 are shown in the following table.  These year-end values are the basis for determining net periodic costs for the following year.

	2010	2009	2008
U.S. defined benefit retirement plans:
Discount rates	3.70%	4.55%	6.15%
Rate of increase in compensation	3.5%	3.5%	4.5%
Expected long-term rate of return on plan assets	N/A	N/A	N/A

European defined benefit retirement plans:
Discount rates	5.0% - 5.3%	5.25% - 5.7%	5.6% – 6.0%
Rates of increase in compensation	3.0% - 4.25%	3.0% - 4.25%	0.0% – 3.7%
Expected long-term rates of return on plan assets	4.5% – 7.0%	4.5% – 6.3%	5.0% – 7.1%

Postretirement benefit plans:
Discount rates	4.45%	5.1%	6.35%
Rates of increase in compensation	N/A	N/A	N/A

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2011 pension expense, and the impact on our retirement obligation as of December 31, 2010 for a one-percentage-point change in the discount rate:

	Non Qualified		Retiree Medical		U.K. Retirement
(In millions)	Pension Plans		Plans		Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	$	N/A	$	N/A	$(0.9)
Discount rate		$(0.1)		$0.1	$(1.6)

One-percentage-point decrease:
Expected long-term rate of return	$	N/A	$	N/A	$0.9
Discount rate		$0.1		$(0.1)	$1.8

Retirement obligation
One-percentage-point increase in discount rate		$(1.2)		$(0.6)	$(21.6)
One-percentage-point decrease in discount rate		$1.3		$0.6	$25.9

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 7.1% for medical and 5.0% for dental and vision for 2011.  The medical rates are assumed to gradually decline to 4.5% by 2025, whereas dental and vision rates are assumed to remain constant at 5.0%.  A one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have an insignificant impact on the total of service and interest cost components, and would have an unfavorable and a favorable impact of approximately $0.3 million and $0.4 million on the postretirement benefit obligation for both 2010 and 2009, respectively.

Note 9 - Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2010, were as follows:

(In millions)	2010	2009	2008
Income before income taxes:
U.S.	$54.3	$63.6	$51.3
International	45.5	14.0	59.4
Total income before income taxes	$99.8	$77.6	$110.7

Provision for income taxes:
Current:
U.S.	$1.1	$1.5	$3.2
International	5.7	0.9	18.9
Current provision for income taxes	6.8	2.4	22.1
Deferred:
U.S.	15.1	23.8	(7.6)
International	1.0	(4.2)	1.1
Deferred provision (benefit) for income taxes	16.1	19.6	(6.5)
Total provision for income taxes	$22.9	$22.0	$15.6

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2010, is as follows:

(In millions)	2010	2009	2008
Provision for taxes at U.S. federal statutory rate	$34.9	$27.1	$38.7
State and local taxes, net of federal benefit	1.8	1.6	0.9
Foreign effective rate differential	(7.3)	(7.4)	(2.3)
Other	1.4	(0.7)	1.4
Foreign Tax Credit Carryforward	(3.2)	1.4	(9.4)
U.S. Research & Development Tax Credits	(1.3)	(2.0)	(0.4)
Capital Loss Carryover Write-Off	—	—	2.5
Tax Benefit of Federal Net operating losses recognized	—	—	(19.9)
Reversal of Prior Year Tax on Other Comprehensive Income	—	—	3.5
Wind Energy Tax Credit	(3.5)	—	—
Net operating losses not benefitted	0.1	2.0	0.6
Total provision for income taxes	$22.9	$22.0	$15.6

Included in the 2008 provision were certain tax benefits relating to the implementation of tax planning strategies which enabled the Company to revise its estimate of U.S. net operating loss (NOL) and foreign tax credit (FTC) carry-forwards expected to be realized in the future. The tax provision for the year included $26.2 million of net tax benefits primarily attributable to changing prior year foreign taxes paid from a deduction to a credit and the reversal of valuation allowances against net operating losses and the reinstatement of net operating losses which were previously written off.  The Company has additional FTCs for which we have recorded valuation allowances, but we will not reverse these valuation allowances until such time that we believe it is more likely than not that they are realizable.  When considering this realizability we will also investigate any potential benefit from a recharacterization of foreign taxes paid in earlier years.

As of December 31, 2010 and 2009, we have no U.S. income tax provision for undistributed earnings of international subsidiaries.  Such earnings are considered to be permanently reinvested.  Estimating the tax liability that would result if these earnings were repatriated is not practicable at this time.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2010 and 2009 are:

(In millions)	2010	2009
Assets
Net operating loss carryforwards	$61.8	$58.3
Unfunded pension liability and other postretirement obligations	14.5	13.0
Accelerated amortization	7.4	18.6
Tax credit carryforwards	34.4	27.8
Other comprehensive income	8.8	12.6
Reserves and other	24.4	26.3
Subtotal	151.3	156.6
Valuation allowance	(36.5)	(30.8)
Total assets	$114.8	$125.8
Liabilities
Accelerated depreciation	(29.0)	(19.0)
Other	(0.8)	(2.2)
Total liabilities	(29.8)	(21.2)
Net deferred tax asset	$85.0	$104.6

Deferred tax assets and deferred tax liabilities as presented in the consolidated balance sheets as of December 31, 2010 and 2009 are as follows and are recorded in prepaid expenses and other current assets, deferred tax assets, other accrued liabilities and other non-current liabilities in the consolidated balance sheets:

(In millions)	2010	2009
Current deferred tax assets, net	$23.3	$21.7
Current deferred tax liability, net	(0.1)	(0.8)
Long-term deferred tax assets, net	63.6	85.6
Long-term deferred tax liability, net	(1.8)	(1.9)
Net deferred tax assets	$85.0	$104.6

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2010 and 2009 was an increase of $5.7 million and a increase of $14.7 million, respectively. The valuation allowance as of December 31, 2010 and 2009 relates primarily to net operating loss carryforwards of our foreign subsidiaries, certain state temporary differences, state net operating loss carryforwards, and foreign tax credit carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

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

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2010, we had tax credit carryforwards for U.S. tax purposes of $34.4 million available to offset future income taxes, of which $1.6 million are available to carryforward indefinitely while the remaining $32.8 million will begin to expire, if not utilized, in 2011. We also have net operating loss carryforwards for U.S. and foreign income tax purposes of $81.5 million and $132.3 million, respectively. The use of our U.S. net operating losses generated prior to 2003 are limited because we had an “ownership change” pursuant to IRC Section 382 resulting from a refinancing of our capital structure.  In addition, we have $21.7 million of U.S. net operating loss carryforwards attributable to the excess tax deductions on stock option activity that will be realized as a benefit to APIC when they reduce income taxes payable. We believe we will utilize all of the U.S. net operating losses prior to their expiration.

Our foreign net operating losses can be carried forward without limitation in Belgium, Luxembourg and UK. The carryforward period in Spain and China is limited to 15 and 5 years, respectively.  We have a full valuation allowance against certain foreign net operating losses for which the Company believes it is not more likely than not that the net operating losses will be utilized. The valuation allowance on the foreign net operating losses is $107 million as of December 31, 2010.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2010, relate to various Foreign and U.S. jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits:

(In millions)	Unrecognized Tax Benefits 2010	Unrecognized Tax Benefits 2009	Unrecognized Tax Benefits 2008
Balance as of January 1	$19.4	$18.2	$18.5
Additions based on tax positions related to the current year	2.6	3.2	3.0
Additions for tax positions of prior years	—	—	1.2
Reductions for tax positions of prior years	—	(1.8)	(1.3)
Decreases relating to settlements with tax authorities	—	(0.1)	—
Expiration of the statute of limitations for the assessment of taxes	(0.5)	(0.5)	(2.5)
Other, including currency translation	(1.4)	0.4	(0.7)
Balance as of December 31	$20.1	$19.4	$18.2

Included in the unrecognized tax benefits of $20.1 million at December 31, 2010 was $16.6 million of tax benefits that, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations.

During 2010, we reversed interest of $1.4 million related to the unrecognized tax benefits. We have recorded a liability of $0.9 million and $2.8 million for the payment of interest as of December 31, 2010 and 2009, respectively.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for prior years; however the U.S. tax returns have been audited through 2007. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2002 onward), Belgium (2003 onward), France (2008 onward), Spain (2004 onward) and UK (2008 onward).  We are currently under examination in various foreign jurisdictions.

As of December 31, 2010, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2003 onward, some of which are currently under examination by certain European taxing authorities.  The Company is currently in discussions with certain foreign tax authorities regarding a possible settlement of an audit. We are unable to provide an estimate of possible change to the unrecognized tax benefits related to these tax positions.  As of December 31, 2010, the Company has classified approximately $1.0 million of unrecognized tax benefits as a current liability, representing income tax positions under examination in various jurisdictions which the Company expects to settle over the next twelve months.

We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the resolution of audits and the passing of the statute of limitations.

Note 10 - Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2010, 2009 and 2008 was as follows:

(Number of shares in millions)	2010	2009	2008
Common stock:
Balance, beginning of year	98.6	98.3	97.6
Activity under stock plans	0.9	0.3	0.7
Balance, end of year	99.5	98.6	98.3
Treasury stock:
Balance, beginning of year	2.0	1.9	1.8
Repurchased	0.2	0.1	0.1
Balance, end of year	2.2	2.0	1.9
Common stock outstanding	97.3	96.6	96.4

Note 11 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(In millions, except per share data)	2010	2009	2008
Non-qualified stock options	$3.9	$3.4	$2.5
Restricted stock, service based (“RSUs”)	4.9	4.2	4.6
Restricted stock, performance based (“PRSUs”)	3.5	0.7	2.3
Employee stock purchase plan	0.1	—	—
Stock-based compensation expense before tax effect	12.4	8.3	9.4
Tax effect on stock-based compensation expense	(3.9)	(3.1)	(3.6)
Total stock-based compensation expense, net of tax	$8.5	$5.2	$5.8
Effect on net income from continuing operations per basic share	$0.09	$0.05	$0.06
Effect on net income from continuing operations per diluted share	$0.09	$0.05	$0.05

Non-Qualified Stock Options

Non-qualified stock options have been granted to our employees and directors under our stock compensation plan.  Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2010 is as follows:

	Number of Options (In millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2007	3.7	$10.62	5.07
Options granted	0.3	$21.11
Options exercised	(0.5)	$10.41
Options expired or forfeited	(0.1)	$17.15
Outstanding at December 31, 2008	3.4	$11.34	4.82
Options granted	1.0	$7.60
Options exercised	(0.1)	$5.78
Options expired or forfeited	(0.2)	$8.33
Outstanding at December 31, 2009	4.1	$10.67	5.06
Options granted	0.9	$10.92
Options exercised	(0.4)	$8.54
Options expired or forfeited	(0.1)	$14.68
Outstanding at December 31, 2010	4.5	$10.84	5.16

	Year Ended December 31,
(In millions, except weighted average exercise price)	2010	2009
Aggregate intrinsic value of outstanding options	$34.4	$16.3
Aggregate intrinsic value of exercisable options	$24.0	$11.4
Total intrinsic value of options exercised	$2.6	$0.5
Total number of options exercisable	2.9	2.9
Weighted average exercise price of options exercisable	$11.15	$10.65
Total unrecognized compensation cost on nonvested options (a)	$1.8	$1.9

(a)	Unrecognized compensation cost relates to nonvested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

The following table summarizes information about non-qualified stock options outstanding as of December 31, 2010:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.74 –	3.15	0.6	1.88	$3.06	0.6	$3.06
$4.75 –	6.68	—	2.59	$6.36	—	$6.36
$7.38 –	10.90	2.7	5.83	$9.42	1.2	$9.13
$14.51 –	21.11	1.0	5.59	$17.63	0.9	$17.31
$22.00 –	22.24	0.2	5.19	$22.01	0.2	$22.01
$2.74 –	22.24	4.5	5.16	$10.84	2.9	$11.15

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Risk-free interest rate	2.40%	1.52%	2.98%
Expected option life (in years) Executive	5.51	4.97	6.00
Expected option life (in years) Non-Executive	4.40	4.62	5.16
Dividend yield	—%	—%	—%
Volatility	49.20%	61.75%	45.21%
Weighted-average fair value per option granted	$4.95	$3.96	$9.69

We determine the expected option life for each grant based on ten years of historical option activity for two separate groups of employees (executive and non-executive).  The weighted-average expected life (“WAEL”) is derived from the average midpoint between the vesting and the contractual term and considers the effect of both the inclusion and exclusion of post-vesting cancellations during the ten-year period.  Expected volatility is calculated based on a blend of both historic volatility of our common stock and implied volatility of our traded options.  We weigh both volatility inputs equally and utilize the average as the volatility input for the Black-Scholes calculation.  The risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant and corresponding to the expected term.  No dividends were paid in either period; furthermore, we do not plan to pay any dividends in the future.

Restricted Stock Units — Service Based

As of December 31, 2010, a total of 992,308 shares of service based restricted stock (“RSUs”) were outstanding, which vest based on years of service under the 2003 incentive stock plan.  RSUs are granted to key employees, executives and directors of the Company.  The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight line basis over the requisite service period.  The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2010 and 2009:

	Number of RSUs (In millions)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2007	0.4	$18.39
RSUs granted	0.2	$20.82
RSUs issued	(0.2)	$21.87
Outstanding at December 31, 2008	0.4	$20.17
RSUs granted	0.7	$8.42
RSUs issued	(0.1)	$20.09
RSUs forfeited	(0.1)	$9.46
Outstanding at December 31, 2009	0.9	$12.21
RSUs granted	0.4	$11.41
RSUs issued	(0.3)	$12.91
RSUs forfeited	—	$10.00
Outstanding at December 31, 2010	1.0	$11.76

As of December 31, 2010, there was total unrecognized compensation cost related to nonvested RSUs of $3.0 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units — Performance Based

As of December 31, 2010, a total of 554,648 shares of performance based restricted stock (“PRSUs”) were outstanding under the 2003 incentive stock plan.  The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant.  PRSUs issued prior to 2009 contain a one year service period restriction that commences immediately after the conclusion of a two year performance period.  Based on the formula no PRSU’s were earned for the 2008 award, accordingly they are shown on the table below as forfeited in 2009.  PRSUs issued in 2010 and 2009 are based on a three year performance period. Based on current projections and performance targets, it is estimated that an additional 0.5 million performance shares may be issuable for the 2009 and 2010 awards.  The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period.  A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary, of the Company’s PRSU activity, at original grant amounts, for the years ended December 31, 2010, 2009 and 2008:

	Number of PRSUs (In millions)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2007	0.3	$19.19
PRSUs granted	0.1	$21.11
Outstanding at December 31, 2008	0.4	$19.74
PRSUs granted	0.4	$7.83
PRSUs issued	(0.1)	$20.97
PRSUs forfeited	(0.2)	$21.11
Outstanding at December 31, 2009	0.5	$11.18
PRSUs granted	0.3	$10.95
PRSUs issued	(0.1)	$17.03
PRSUs forfeited	(0.1)	$7.37
Outstanding at December 31, 2010	0.6	$9.77

As of December 31, 2010, there was total unrecognized compensation cost related to nonvested PRSUs of $5.0 million, which is to be recognized over the remaining vesting period ranging from one year to three years.  The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2010, cash received from stock option exercises and from employee stock purchases was $2.1 million.  We used a minor amount in cash related to the shares withheld to satisfy employee tax obligations for RSUs converted during the year ended December 31, 2010.  We realized a tax benefit of $3.9 million in connection with stock options exercised and RSUs converted during 2010.

We classify the cash flows resulting from these tax benefits as financing cash flows.  It has been our practice to issue new shares of our common stock upon the exercise of stock options or the conversion of stock units.  In the future, we may consider utilizing treasury shares for stock option exercises or stock unit conversions.

Shares Authorized for Grant

As of December 31, 2010, an aggregate of 3.2 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

In October 2009, the Company offered an ESPP, which allows for eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock.  There were 45,370 ESPP shares purchased in 2010.

Note 12 - Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2010, 2009 and 2008, are as follows:

(In millions, except per share data)	2010	2009	2008
Net income	$77.4	$56.3	$111.2

Basic net income per common share:
Weighted average common shares outstanding	97.6	96.9	96.4

Basic net income per common share	$0.79	$0.58	$1.15

Diluted net income per common share:
Weighted average common shares outstanding — Basic	97.6	96.9	96.4
Plus incremental shares from assumed conversions:
Restricted stock units	1.0	0.6	0.2
Stock options	1.3	0.7	1.0
Weighted average common shares outstanding — Diluted	99.9	98.2	97.6

Diluted net income per common share	$0.77	$0.57	$1.14

Anti-dilutive shares outstanding, excluded from computation	0.8	2.1	0.9

Note 13 — Derivative Financial Instruments

Interest Rate Swap Agreements

In the fourth quarter 2010, we entered into an agreement to swap $98 million of a floating rate obligation for a fixed rate obligation at an average of 1.03% against LIBOR in U.S. dollars.  The term of the swap was three and one quarter years, and is scheduled to mature on March 31, 2014. The swap was accounted for as a cash flow hedge of our floating rate bank loan. To ensure the swap was highly effective, all the principal terms of the swap matched the terms of the bank loan.  The fair value of the interest rate swap was an asset of $0.7 million at December 31, 2010.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel France SA.  This agreement is accounted for as a hedge of the foreign currency exposure of a net investment in a foreign operation and to the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are included in operating income as a component of interest expense.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at December 31, 2010 and December 31, 2009 was a liability of $3.0 million and $8.2 million, respectively.  A net charge to interest expense of $0.3 million and a net credit to interest expense of $0.3 million related to the excluded portion of the derivative were recorded in 2010 and 2009, respectively.  Net charges to interest expense of $0.3 million and $0.6 million related to the interest coupons were recorded during 2010 and 2009, respectively.  The net amount of gains/losses included in the CTA adjustment during the reporting periods were a gain of $5.4 million, a loss of $1.2 million, and a gain of $3.2 million in 2010, 2009 and 2008, respectively.  The impact of applying prescribed credit risk adjustments was immaterial.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through May 2013.  The aggregate notional amount of these contracts was $124.2 million and $100.1 million at December 31, 2010 and 2009, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges was a gain of $3.9 million and a net loss of $4.1 million for the years ended December 31, 2010 and 2009, respectively, and are recorded in OCI.  We exclude the forward points of $0.3 million from the effectiveness assessment for the current year.  The carrying amount of these contracts was $2.3 million in other assets and $2.6 million classified in other liabilities on the Consolidated Balance Sheets.  During the year ended December 31, 2010 we recognized net losses of $5.7 recorded in sales and cost of sales.    During the year ended December 31, 2010 we recognized net gains of $3.9 million in other comprehensive income.   During the year ended December 31, 2009 we recognized net losses of $5.7 recorded in sales and cost of sales.  For the three years ended December 31, 2010, hedge ineffectiveness was immaterial.  Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the consolidated statements of operations.  There are no credit contingency features in these derivatives.  During the year ended December 31, 2010 we recognized no foreign exchange gains or losses.  During the year ended December 31, 2009 we recognized a net foreign exchange gain of $1.0 million. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.3 million classified in other assets and $1.7 million in other liabilities and $0.1 million classified in other assets and $1.5 million in other liabilities on the December 31, 2010 and 2009 Consolidated Balance Sheets, respectively.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2010, 2009 and 2008 was as follows:

(In millions)	2010	2009	2008
Unrealized gains (losses) at beginning of period	$(1.4)	$(8.9)	$3.2
(Gains) losses reclassified to net sales	3.9	4.3	(1.3)
(Decrease) increase in fair value, net of tax	(2.7)	3.2	(10.8)
Unrealized gains (losses) at end of period	$(0.2)	$(1.4)	$(8.9)

Unrealized losses of $0.3 million recorded in “accumulated other comprehensive income (loss),” net of tax, as of December 31, 2010 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  The impact of credit risk adjustments was immaterial.

In addition, non-designated foreign exchange forward contracts are used to hedge balance sheet exposures, such as recognized foreign denominated receivables and payables. The notional amounts outstanding at December 31, 2010 and 2009, respectively were U.S. $85.9 million and GBP 1.0 million against EUR, and U.S. $53.8 million and GBP 3.0 million against EUR. The change in fair value of these forward contracts is recorded in the consolidated statements of operations and was immaterial for the years 2010, 2009 and 2008.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, we entered into a Remediation Agreement to pay for the environmental remediation of contaminated land which was the site of a manufacturing facility we formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan.  In the first quarter of 2010, we made a decision to enhance the remediation system to accelerate completion of the remediation.  The additional costs associated with this enhancement are included in our accrual for this liability, which at December 31, 2010 is $4.9 million.

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

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, with one exception, without withdrawing our defenses.  As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified.  Recently, the other party’s cleanup efforts have declined due to discovery of additional contamination and equipment failures; we believe that this has increased the contamination migrating to our property and will increase the duration of our cleanup.  The total accrued liability related to this matter was $1.5 million at December 31, 2010.

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

Environmental remediation reserve activity for the years ended December 31, 2010, 2009, 2008 was as follows:

	For the year ended
(In millions)	December 31, 2010	December 31, 2009	December 31, 2008
Beginning remediation accrual balance	$8.3	$9.2	$3.2
Current period expenses (a)	3.8	1.9	8.7
Cash expenditures	(4.8)	(2.8)	(2.7)
Ending remediation accrual balance	$7.3	$8.3	$9.2

Capital expenditures for environmental matters	$1.7	$4.8	$7.3

(a) 2010 includes $3.5 million of expenses for accelerating completion of the remediation at the Lodi, New Jersey site.  2008 includes $7.6 million of expense related to the Lodi, New Jersey site resulting from a change in the estimated time period that remediation is expected to continue.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2010 and 2009, our aggregate environmental related accruals were $7.3 million and $8.3 million, respectively. As of December 31, 2010 and 2009, $4.2 million and $4.5 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accruals were estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $8.8 million and $12.8 million at December 31, 2010 and 2009, respectively.

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

Product Warranty

Warranty expense for the years ended December 31, 2010, 2009 and 2008, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets at December 31, 2010 and 2009, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2007	$2.9
Warranty expense	1.4
Deductions and other	(0.5)
Balance as of December 31, 2008	$3.8
Warranty expense	0.6
Deductions and other	(0.7)
Balance as of December 31, 2009	$3.7
Warranty expense	1.9
Deductions and other	(1.3)
Balance as of December 31, 2010	$4.3

Note 15 — Supplemental Cash Flow

Supplemental cash flow information, for the years ended December 31, 2010, 2009 and 2008, consisted of the following:

(In millions)	2010	2009	2008
Cash paid for:
Interest	$23.5	$27.8	$25.3
Taxes	$(1.5)	$11.9	$23.5
Accrual basis additions to property, plant and equipment	$60.7	$85.7	$177.3

Note 16 — Accumulated Other Comprehensive Income (Loss)

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations.  The components of accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 were as follows:

(In millions)	2010	2009
Currency translation adjustments (a)	$5.5	$22.6
Net unrealized gains (losses) on financial instruments, net of tax (b)	0.2	(1.5)
Pension obligation adjustment, net of tax (c)	(20.8)	(28.1)
Accumulated other comprehensive income (loss)	$(15.1)	$(7.0)

(a)	The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(b)	Reduced by the tax impact of $0.2 million and $0.6 million at December 31, 2010 and 2009, respectively.
(c)	Reduced by the tax impact of $9.0 million and $11.7 million at December 31, 2010 and 2009, respectively.

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

The following table presents financial information on our segments as of December 31, 2010, 2009 and 2008, and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-Party Sales
2010	$904.5	$269.1	$—	$1,173.6
2009	856.5	251.8	—	1,108.3
2008	1,075.3	249.6	—	1,324.9
Intersegment sales
2010	$38.7	$0.6	$(39.3)	$—
2009	27.2	0.1	(27.3)	—
2008	40.1	0.4	(40.5)	—
Operating income (loss)
2010	$139.6	$45.7	$(55.5)	$129.8
2009	111.4	36.0	(43.7)	103.7
2008	158.8	26.8	(54.7)	130.9
Depreciation and amortization
2010	$49.1	$3.9	$0.2	$53.2
2009	42.3	4.1	0.2	46.6
2008	39.6	4.2	0.1	43.9
Equity in earnings from and gain on sale of affiliated companies
2010	$—	$0.5	$—	$0.5
2009	—	0.7	—	0.7
2008	—	16.1	—	16.1
Business consolidation and restructuring expenses

2010	$—	$—	$—	$—
2009	—	—	—	—
2008	3.4	0.4	—	3.8
Business consolidation and restructuring payments
2010	$0.7	$0.1	$—	$0.8
2009	1.6	0.1	—	1.7
2008	4.1	0.2	—	4.3
Other expense, net
2010	$—	$—	$3.5	$3.5
2009	8.4	—	(0.9)	7.5
2008	—	—	10.2	10.2
Segment assets
2010	$919.9	$176.8	$161.4	$1,258.1
2009	957.3	172.9	116.4	1,246.6
2008	949.7	193.3	67.3	1,210.3
Investments in affiliated companies
2010	$—	$19.9	$—	$19.9
2009	—	17.7	—	17.7
2008	—	10.6	—	10.6
Accrual basis additions to property, plant and equipment
2010	$57.3	$3.3	$0.1	$60.7
2009	82.7	2.4	0.6	85.7
2008	170.7	3.4	3.2	177.3

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2010, 2009 and 2008:

(In millions)	2010	2009	2008
Net sales by Geography (a):
United States	$614.8	$532.6	$640.4
International
France	208.8	203.7	288.2
Spain	111.0	95.1	64.0
Austria	91.4	144.4	193.3
United Kingdom	85.9	79.8	111.5
Other	61.7	52.7	27.5
Total international	558.8	575.7	684.5
Total consolidated net sales	$1,173.6	$1,108.3	$1,324.9

Net Sales to External Customers (b):
United States	$528.1	$462.6	$482.9
International
France	107.5	103.7	155.2
Spain	95.6	87.3	117.5
Germany	76.5	83.2	95.3
United Kingdom	67.9	61.2	75.6
Other	298.0	310.3	398.4
Total international	645.5	645.7	842.0
Total	$1,173.6	$1,108.3	$1,324.9

Long-lived assets (c):
United States	$467.8	$458.8	$409.3
International
Spain	58.4	69.0	68.3
France	36.3	40.1	42.4
United Kingdom	53.7	48.1	34.8
Other	38.3	42.8	53.5
Total international	186.7	200.0	199.0
Total consolidated long-lived assets	$654.5	$658.8	$608.3

(a)          Net sales by geography based on the location in which the product sold was manufactured.

(b)          Net sales to external customers based on the location to which the product sold was delivered.

(c)          Long-lived assets primarily consist of property, plant and equipment, net and goodwill.

Significant Customers and Suppliers

The Boeing Company and its subcontractors accounted for approximately 31%, 27% and 23% of 2010, 2009 and 2008 net sales, respectively.  Similarly, EADS, including Airbus and its subcontractors accounted for approximately 24%, 22% and 24% of 2010, 2009 and 2008 net sales, respectively.  In the Composites Materials segment approximately 22%, 18% and 16% of sales for 2010, 2009 and 2008, respectively, were to Boeing and its subcontractors.  Approximately 29%, 27% and 28% of sales for 2010, 2009 and 2008, respectively were to EADS and its subcontractors.  In the Engineered Products segment approximately 62%, 60% and 56% of sales for 2010, 2009 and 2008, respectively were to Boeing and its subcontractors.

A significant decline in business with Boeing, or EADS could materially impact our business, operating results, prospects and financial condition.

In 2009 and 2008, Vestas Wind Systems A/S accounted for nearly 12% and 11%, respectively, of the Company’s total net sales.  All of these sales are included in the Composite Materials segment and are in the Industrial market.  In 2010, their sales were less than 10% of total net sales.

Certain key raw materials we consume are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The lack of availability of these materials could under certain circumstances materially impact our consolidated results of operations.

Note 18 - Business Consolidation and Restructuring Programs

Business consolidation and restructuring expenses were $3.8 million for 2008.   Almost all of these expenses related to the December 2007 program to realign our company into a single business and address stranded costs resulting from divestitures due to our portfolio realignment, and clean-up expenses associated with preparing the Livermore, California land for sale after closing the manufacturing facility located on that site. These actions were complete as of December 31, 2010.

Note 19 — Other Expense, net

Other expense, net, for the three years ended December 31, 2010, consisted of the following:

(In millions)	2010	2009	2008
Legal settlement expense	$—	$7.5	$—
Environmental expense	3.5	1.7	7.6
Contingent payment received on sale of EBGI business	—	(1.7)	—
Pension settlement expense	—	—	2.6
Other expense, net	$3.5	$7.5	$10.2

In 2010, the Company made a decision to enhance the remediation system to accelerate completion of the remediation and increased its environmental accruals for the Lodi, New Jersey site by $3.5 million, as further discussed in Note 14 to the consolidated financial statements.

In 2009, the Company recorded a $7.5 million charge related to a license agreement, settling a previously disclosed legal matter.  In addition, in 2009 the Company recorded a $1.7 million environmental expense due to an increase in the expected remediation costs at two previously sold operations. Also in 2009, the Company recorded a $1.7 million adjustment to a gain on a prior year sale of a business, primarily due to the receipt of an earnout payment from the buyer.

In 2008, the Company increased its environmental accruals for the Lodi, New Jersey site by $7.6 million due to new information that more fully identified the extent of the required remediation, as further discussed in Note 14 to the consolidated financial statements.  In connection with the termination of our U.S. Qualified Pension Plan, we recorded $2.6 million of pension expense during 2008.

Note 20 — Non-operating Expense

In connection with the Company’s refinancing of its Senior Secured Credit Facility in July 2010, we recorded a charge of $6.8 million for the acceleration of amortization of deferred financing costs and the write-off of the remaining original issue discount associated with the previous agreement.

Note 21 — Fair Value measurements

The fair value of our financial instruments are classified in one of the following categories:

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk.  At December 31, 2010 and 2009, we did not have any assets or liabilities that utilize Level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs we prepare estimates of future cash flows to be generated by our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  The fair value of these assets and liabilities was approximately $3.3 million and $7.4 million, respectively at December 31, 2010.  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Cross-Currency interest rate swap derivative liabilities — valued using LIBOR and EURIBOR yield curves and foreign currency market exchange rates at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in 2010 that would reduce the receivable amount owed, if any, to the Company.  Fair value at December 31, 2010 was $3.0 million.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in 2009 that would significantly reduce the receivable amount owed, if any, to the Company.  Fair value of assets and liabilities at December 31, 2010 was $2.6 million and $4.3 million, respectively.

•                  Money market funds — considered available-for-sale, and classified as cash equivalents.  Fair value at December 31, 2010 was $66.7 million, the same as book value.

Note 22 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2010 and 2009 were:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter
2010
Net sales	$263.0	$305.1	$294.5	$311.0
Gross margin	66.1	78.4	70.5	67.6
Other expense, net	3.5	—	—	—
Operating income	23.8	40.5	34.5	31.0
Net income	15.8	23.1	15.6	22.9

Net income per common share:
Basic	$0.16	$0.24	$0.16	$0.23
Diluted	$0.16	$0.23	$0.16	$0.23

Market price:
High	$14.44	$17.28	$19.21	$19.08
Low	$10.13	$14.01	$15.06	$15.67

2009
Net sales	$307.3	$277.3	$257.1	$266.6
Gross margin	77.0	63.1	52.1	56.3
Other expense, net	—	1.7	(1.7)	7.5
Operating income	39.9	29.7	19.6	14.5
Net income	23.4	16.8	10.4	5.7

Net income per common share:
Basic	$0.24	$0.17	$0.11	$0.06
Diluted	$0.24	$0.17	$0.11	$0.06

Market price:
High	$9.07	$13.56	$11.99	$13.35
Low	$4.59	$6.81	$8.73	$10.40

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	Balance at beginning of year	Charged to expense/(recovery)	Deductions and other	Balance at end of year
Year ended December 31, 2010
Allowance for doubtful accounts	$1.9	$(0.1)	$(0.3)	$1.5
Allowance for obsolete and unmarketable inventory	23.9	7.2	(8.3)	22.8
Allowance for deferred tax assets	30.8	11.2	(5.5)	36.5

Year ended December 31, 2009
Allowance for doubtful accounts	$2.1	$0.1	$(0.3)	$1.9
Allowance for obsolete and unmarketable inventory	23.2	7.5	(6.8)	23.9
Allowance for deferred tax assets	16.1	14.7	—	30.8

Year ended December 31, 2008
Allowance for doubtful accounts	$2.2	$—	$(0.1)	$2.1
Allowance for obsolete and unmarketable Inventory	19.5	8.2	(4.5)	23.2
Allowance for deferred tax assets	28.9	1.6	(14.4)	16.1