Form 10-Q
period 2011-03-31
HEXCEL CORP /DE/
filed 2011-04-25
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2011
COMMON STOCK	97,938,751

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$50.6	$117.2
Accounts receivable, net	210.0	173.9
Inventories, net	198.7	169.9
Prepaid expenses and other current assets	44.2	36.7
Total current assets	503.5	497.7

Property, plant and equipment	1,106.0	1,063.9
Less accumulated depreciation	(487.2)	(465.6)
Property, plant and equipment, net	618.8	598.3

Goodwill and intangible assets	56.7	56.2
Investments in affiliated companies	20.7	19.9
Deferred tax assets	55.1	63.6
Other assets	22.1	22.4

Total assets	$1,276.9	$1,258.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$11.4	$27.6
Accounts payable	107.8	83.0
Accrued liabilities	89.3	95.3
Total current liabilities	208.5	205.9

Long-term notes payable and capital lease obligations	268.4	304.6
Other non-current liabilities	81.0	88.2
Total liabilities	557.9	598.7

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized,100.0 and 99.5 shares issued at March 31, 2011 and December 31, 2010, respectively	1.0	1.0
Additional paid-in capital	562.9	552.3
Retained earnings	174.8	148.4
Accumulated other comprehensive income (loss)	8.7	(15.1)
	747.4	686.6
Less — Treasury stock, at cost, 2.1 and 2.2 shares at March 31, 2011 and December 31, 2010, respectively	(28.4)	(27.2)
Total stockholders’ equity	719.0	659.4

Total liabilities and stockholders’ equity	$1,276.9	$1,258.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2011	2010

Net sales	$331.6	$263.0
Cost of sales	248.6	196.9
Gross margin	83.0	66.1

Selling, general and administrative expenses	32.9	31.4
Research and technology expenses	8.6	7.4
Other operating (income) expense	(5.7)	3.5
Operating income	47.2	23.8

Interest expense, net	4.2	6.6
Non-operating expense	4.9	—
Income before income taxes and equity in earnings of affiliated companies	38.1	17.2

Provision for income taxes	12.2	1.5
Income before equity in earnings of affiliated companies	25.9	15.7

Equity in earnings of affiliated companies	0.5	0.1
Net income	$26.4	$15.8

Net income per common share:

Basic	$0.27	$0.16

Diluted	$0.26	$0.16

Weighted average common shares outstanding:

Basic	98.2	97.3

Diluted	100.4	99.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2011	2010

Cash flows from operating activities
Net income	$26.4	$15.8
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	14.1	12.0
Amortization of debt discount and deferred financing costs and call premium expense	5.4	1.5
Deferred income taxes	9.3	(0.6)
Equity in earnings from affiliated companies	(0.5)	(0.1)
Stock-based compensation	6.4	5.7
Pension curtailment gain	(5.7)	—
Excess tax benefits on stock-based compensation	(2.0)	(0.4)

Changes in assets and liabilities:
Increase in accounts receivable	(30.1)	(15.7)
Increase in inventories	(24.3)	(13.6)
Increase in prepaid expenses and other current assets	(1.0)	(1.2)
Increase in accounts payable and accrued liabilities	24.7	1.5
Other - net	(5.8)	(2.0)
Net cash provided by operating activities	16.9	2.9

Cash flows from investing activities
Capital expenditures and deposits for capital purchases	(35.9)	(12.6)
Net cash used for investing activities	(35.9)	(12.6)

Cash flows from financing activities
Borrowings from senior secured credit facility	135.0	—
Repayment of 6.75% senior subordinated notes	(150.0)	—
Repayment of senior secured credit facility	(35.0)	—
Call premium payment for 6.75% senior subordinated notes	(3.4)	—
(Repayments) borrowings from credit line	(1.3)	0.8
Repayment of senior secured credit facility — term loan	(1.2)	(30.0)
Repayments of capital lease obligations and other debt, net	(0.1)	(0.1)
Activity under stock plans	3.1	(0.8)
Net cash used in financing activities	(52.9)	(30.1)
Effect of exchange rate changes on cash and cash equivalents	5.3	(4.6)
Net decrease in cash and cash equivalents	(66.6)	(44.4)
Cash and cash equivalents at beginning of period	117.2	110.1
Cash and cash equivalents at end of period	$50.6	$65.7

Supplemental data:
Accrual basis additions to property, plant and equipment	$25.2	$6.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our significant accounting policies.

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited 2010 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 10, 2011.

Investments in Affiliated Companies

We have a 50% equity ownership investment in an Asian joint venture Asian Composites Manufacturing Sdn. Bhd.  In accordance with recently issued accounting standards we have determined that this investment is not a variable interest entity.  As such, we account for our share of the earnings of this affiliated company using the equity method of accounting.

Note 2 — Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2011	2010

Basic net income per common share:
Net income	$26.4	$15.8

Weighted average common shares outstanding	98.2	97.3

Basic net income per common share	$0.27	$0.16

Diluted net income per common share:
Weighted average common shares outstanding — Basic	98.2	97.3
Plus incremental shares from assumed conversions:
Restricted stock units	0.8	0.7
Stock options	1.4	1.0
Weighted average common shares outstanding — Dilutive	100.4	99.0

Diluted net income per common share	$0.26	$0.16

Total shares underlying stock options of 1.0 million and 1.2 million were excluded from the computation of diluted net income per share for the quarter ended March 31, 2011 and March 31, 2010, respectively, as they were anti-dilutive.

Note 3 — Other Operating (Income) Expense

Effective January 31, 2011, credited service for the participants in our U.K. plan was frozen.  This resulted in recognizing

$5.7 million of prior unrecognized service credits as a curtailment gain and also reduced the projected plan obligation by $1.6 million. The first quarter of 2010 included a pre-tax charge of $3.5 million for additional environmental reserves primarily to enhance the remediation system to accelerate the remediation of our former Lodi, New Jersey manufacturing facility sold in 1986 (see note 13).

Note 4 — Other Non-Operating Expense

In February 2011, we redeemed $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 2.25%.  As a result of the redemption, we accelerated the unamortized financing costs of the senior subordinated notes redeemed and expensed the call premium incurring a pretax charge of $4.9 million.

Note 5 — Inventories, net

(In millions)	March 31, 2011	December 31, 2010
Raw materials	$83.2	$71.6
Work in progress	47.6	40.7
Finished goods	91.7	80.4
Total inventories, gross	$222.5	$192.7
Inventory allowances	(23.8)	(22.8)
Total inventories, net	$198.7	$169.9

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters ended March 31, 2011 and 2010 were as follows:

	Quarter Ended March 31,
(In millions)	2011	2010
U.S. Non-qualified Defined Benefit Retirement Plans
Service cost	$0.2	$0.3
Interest cost	0.3	0.3
Net amortization and deferral	0.3	0.1
Net periodic benefit cost	$0.8	$0.7

	March 31, 2011	December 31, 2010
Amounts recognized on the balance sheet:
Accrued liabilities	$0.9	$0.9
Other non-current liabilities	27.3	26.9
Total accrued benefit	$28.2	$27.8

	Quarter Ended March 31,
	2011	2010
European Defined Benefit Retirement Plans
Service cost	$0.7	$1.0
Interest cost	1.8	1.9
Expected return on plan assets	(1.9)	(1.6)
Net amortization and deferral	0.2	0.3
Curtailment gain	(5.7)	—
Net periodic benefit (income)` cost	$(4.9)	$1.6

	March 31, 2011	December 31, 2010
Amounts recognized on the balance sheet:
Accrued liabilities	$3.1	$0.5
Other non-current liabilities	18.6	26.7
Total accrued benefit	$21.7	$27.2

As discussed in Note 3, effective January 31, 2011 credited service for the participants in our U.K. defined benefit plan was frozen.  This change reduced the projected plan obligation by $1.6 million and also resulted in recognizing $5.7 million of prior unrecognized service credits as a curtailment gain.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we expect to contribute $0.9 million in 2011 to cover unfunded benefits. We contributed $0.6 million to our U.S. non-qualified defined benefit retirement plans during the 2010 fiscal year.

We contributed $1.4 million and $0.8 million to our European defined benefit retirement plans in the first quarters of 2011 and 2010, respectively. We plan to contribute approximately $7.4 million during 2011 to these European plans.  We contributed $9.0 million to our European plans during the 2010 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters ended March 31, 2011 and 2010 were as follows:

	Quarter Ended March 31,
(In millions)	2011	2010
Postretirement Health Care and Life Insurance Benefit Plans
Interest cost	$0.4	$0.1
Net amortization and deferral	(0.3)	—
Net periodic benefit cost	$0.1	$0.1

	March 31, 2011	December 31, 2010
Amounts recognized on the balance sheet:
Accrued liabilities	$0.8	$0.8
Other non-current liabilities	8.7	8.6
Total accrued benefit	$9.5	$9.4

In connection with our postretirement plans, we contributed less than $0.1 million in the first quarter of 2011 and $0.1 million in the first quarter of 2010.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these post retirement plans, we expect to contribute approximately $0.8 million in 2011 to cover unfunded benefits.  We contributed $0.4 million to our postretirement plans during the 2010 fiscal year.

Note 7 — Notes Payable and Capital Lease Obligations

(In millions)	March 31, 2011	December 31, 2010
Working capital line of credit — China	$5.9	$7.1
Current maturities of capital lease and other obligations	0.5	0.5
Current maturities of term loan	5.0	5.0
Current maturities of 6.75% senior subordinated notes due 2015	—	15.0
Notes payable and current maturities of long-term liabilities	11.4	27.6

Senior secured credit facility — term loan due 2015	91.3	92.5
Senior secured credit facility — revolving loan due 2015	100.0	—
6.75% senior subordinated notes due 2015	75.0	210.0
Capital lease and other obligations	2.1	2.1
Long-term notes payable and capital lease obligations	268.4	304.6
Total notes payable and capital lease obligations	$279.8	$332.2

Estimated Fair Values of Notes Payable

The approximate, aggregate fair value of our notes payable as of March 31, 2011 and December 31, 2010 were as follows:

(In millions)	March 31, 2011	December 31, 2010
6.75% senior subordinated notes, due 2015	$77	$226
Senior secured credit facility — term loan due 2015	97	98

The aggregate fair values of the notes payable were estimated on the basis of quoted market prices.

Note 8 — Derivative Financial Instruments

Interest Rate Swap Agreements

In the fourth quarter 2010, we entered into an agreement to swap $98 million of a floating rate obligation for a fixed rate obligation at an average of 1.03% against LIBOR in U.S. dollars.  The swap is scheduled to mature on March 31, 2014, and was accounted for as a cash flow hedge of our floating rate bank loan. To ensure the swap was highly effective, all the principal terms of the swap matched the terms of the bank loan.  The fair value of the interest rate swap was an asset of $1.0 million at March 31, 2011 and $0.7 million at December 31, 2010.

Cross-Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel SASU (France).  This agreement is accounted for as a hedge of the foreign currency exposure of a net investment in a foreign operation and to the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account (“CTA”), the same account in which translation gains and losses on the investment in Hexcel SASU are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are included in operating income as a component of interest expense.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at March 31, 2011 and December 31, 2010 was a liability of $7.1 million and $3.0 million, respectively.  A net credit to interest expense of $0.2 million and a net charge of $0.5 million related to the excluded portion of the derivative were recorded in 2011 and 2010, respectively.  Net charges to interest expense of $0.2 million and $0.1 million related to the interest coupons were recorded during 2011 and 2010, respectively.  The net amount of gains/losses included in the CTA adjustment during the 2011 and 2010 reporting periods were a loss of $4.2 million and a gain of $4.4 million, respectively.  The impact of applying prescribed credit risk adjustments was immaterial.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through May 2013.  The aggregate notional amount of these contracts was $119.9 million and $124.2 million at March 31, 2011 and December 31, 2010, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges was a gain of $4.8 million and a net loss of $5.7 million for the quarters ended March 31, 2011 and 2010, respectively, and are recorded in OCI.  We exclude the forward points of $0.5 million from the effectiveness assessment for the current year. The carrying amount of these contracts was $5.9 million classified in other assets and $0.3 million in other liabilities on the Consolidated Balance Sheets at March 31, 2011 and $2.3 million in other assets and $2.6 million classified in other liabilities at December 31, 2010.  During the quarters ended March 31, 2011 and 2010 we recognized net losses of $0.5 million and $1.6 million, respectively, recorded in sales and cost of sales.  For the quarters ended March 31, 2011 and 2010, hedge ineffectiveness was immaterial.  Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended March 31, 2011 and 2010, we recognized net foreign exchange gains of $5.0 million and foreign exchange losses of $3.0 million, respectively, in the Consolidated Statements of Operations.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $2.9 million classified in other assets and $0.3 million classified in other assets and $1.7 million in other liabilities on the March 31, 2011 and December 31, 2010 Consolidated Balance Sheets, respectively

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended March 31, 2011 and 2010 was as follows:

	Quarter Ended March 31,
(In millions)	2011	2010
Unrealized losses at beginning of period	$(0.2)	$(1.4)
Losses reclassified to net sales	0.4	1.1
Increase (decrease) in fair value	3.6	(4.2)
Unrealized gains (losses) at end of period	$3.8	$(4.5)

As of March 31, 2011, unrealized gains recorded in “accumulated other comprehensive income,” net of tax, total $3.8 million, of which $3.2 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 9 — Income Taxes

The income tax provision for the quarter ended March 31, 2011 was $12.2 million, an effective rate of 32.0%.  The income tax provision for the quarter ended March 31, 2010 was $1.5 million.  The first quarter of 2010 reflects $3.5 million of New Clean Energy Manufacturing Tax Credits awarded to us in January 2010 for qualifying capital investments incurred at our Colorado facility in 2009.  Excluding this credit, our tax rate would have been 29.1%.

Note 10 — Comprehensive Income (Loss)

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations.  The components of comprehensive income for the quarters ended March 31, 2011 and 2010 were as follows:

	Quarter Ended March 31,
(In millions)	2011	2010
Net income	$26.4	$15.8
Currency translation adjustments	17.8	(17.2)
Change in pension and other postretirement obligations	0.7	1.4
Net unrealized gains (losses) on financial instruments	5.3	(3.0)
Comprehensive income (loss)	$50.2	$(3.0)

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs.  For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  The fair value of these assets and liabilities was approximately $9.8 million and $7.4 million, respectively at March 31, 2011.  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swap — valued using LIBOR yield curves at the reporting date.  Fair value of asset was $1.0 million at March 31, 2011.

•                  Cross-currency interest rate swap derivative liabilities — valued using LIBOR and EURIBOR yield curves and quoted forward foreign exchange prices at the reporting date. Fair value at March 31, 2011 was $7.1 million.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at March 31, 2011 was $8.8 million and $0.3 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2011 that would reduce the receivable amount owed, if any, to the Company.

•                  Money market funds — considered available-for-sale, and classified as cash equivalents. Fair value at March 31, 2011 was $17.5 million, the same as book value.

Note 12 — Segment Information

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

Financial information for our business segments for the quarters ended March 31, 2011 and 2010 is as follows:

(In millions)	Composite Materials(a)	Engineered Products	Corporate & Other (b)	Total

First Quarter 2011
Net sales to external customers:
Commercial aerospace	$143.2	$54.4	$—	$197.6
Space and defense	59.9	19.8	—	79.7
Industrial	53.2	1.1	—	54.3
Net sales to external customers	256.3	75.3	—	331.6
Intersegment sales	13.9	0.3	(14.2)	—
Total sales	270.2	75.6	(14.2)	331.6

Operating income (a)	49.8	12.5	(15.1)	47.2
Depreciation and amortization	12.9	1.1	0.1	14.1
Stock-based compensation expense	1.6	0.3	4.5	6.4
Other operating (income) expense	(5.7)	—	—	(5.7)
Accrual basis additions to capital expenditures	24.3	0.9	—	25.2

First Quarter 2010
Net sales to external customers:
Commercial aerospace	$109.3	$42.7	$—	$152.0
Space and defense	53.1	19.4	—	72.5
Industrial	38.0	0.5	—	38.5
Net sales to external customers	200.4	62.6	—	263.0
Intersegment sales	8.9	—	(8.9)	—
Total sales	209.3	62.6	(8.9)	263.0

Operating income (b)	30.6	11.4	(18.2)	23.8
Depreciation and amortization	10.9	1.0	0.1	12.0
Stock-based compensation expense	1.6	0.3	3.8	5.7
Other operating (income) expense	—	—	3.5	3.5
Accrual basis additions to capital expenditures	6.8	0.1	—	6.9

(a)          First quarter 2011operating income for Composite Materials includes a $5.7 million gain resulting from the curtailment of our U.K. pension plan.

(b)         First quarter 2010 operating income for Corporate & Other includes a $3.5 million charge to the environmental reserves primarily for remediation at a manufacturing facility sold in 1986.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	March 31, 2011	December 31, 2010
Composite Materials	$40.6	$40.1
Engineered Products	16.1	16.1
Goodwill and intangible assets	$56.7	$56.2

No impairments have been recorded against these amounts.

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

Environmental Matters

We are subject to various U.S. and international federal, state and local environmental, and health and safety laws and regulations.  We are also subject to liabilities arising under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (“RCRA”), and the Toxic Substances Control Act ( “TSCA”) and similar state, federal,  and international laws and regulations that impose responsibility for the control, remediation and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan.  In the first quarter of 2010, we made a decision to enhance the remediation system to accelerate completion of the remediation and the system is currently operating.  The additional cost associated with this enhancement is included in our accrual for this liability, which at March 31, 2011 is $3.1 million.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  In May 2005, the NJDEP dismissed us from the Directive.  In February 2004, 42 entities including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed into an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate.  Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties will also receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options range from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS; the EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustee for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time.  Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures, and have produced initial documents to Tierra and Maxus, pursuant to an order of the court.  We expect additional discovery and litigation activities to occur during 2011.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, with one exception, without withdrawing our defenses.  As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified.  Recently, the other party’s cleanup efforts have declined due to discovery of additional contamination and equipment failures; we believe that this has increased the contamination migrating to our property and will increase the duration of our cleanup.  The total accrued liability related to this matter was $1.6 million at March 31, 2011.

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a potentially responsible party at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. Hexcel contributed approximately 1.07% of the waste tonnage sent to the site during its operations.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the area and is preparing a proposed remedial action for the regional groundwater contamination.  While the EPA has not finalized its Record of Decision as of this date, the Omega PRP Group members have been noticed by the EPA as potentially responsible parties who will be required to be involved in the remediation of the regional groundwater contamination as well.  Hexcel will likely incur costs associated with the regional investigation and remediation as a member of the Omega Group, our ultimate liability, if any, in connection with this matter cannot be determined at this time.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of March 31, 2011, our aggregate environmental related accruals were $6.1 million, of which $4.2 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters, excluding the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $1.5 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the quarter ended March 31, 2011 was $2.1 million and $0.7 million for the quarter ended March 31, 2010.  In addition, our operating costs relating to environmental compliance charged directly to expense were $2.3 million for the quarters ended March 31, 2011 and 2010.  Capital expenditures for environmental matters were $0.2 million for the quarters ended March 31, 2011 and 2010.

Litigation

Seemann Composites, Inc. v. Hexcel Corporation

Seemann Composites, Inc., (SCI) has sued us in the United States District Court, Southern District of Mississippi (Civil Action No. 1:09-cv-00675-HSO-JMR), filed September 16, 2009.  SCI alleges that we supplied the wrong or a defective finished fabric to them, through one of our distributors, and is seeking unspecified compensatory damages and $10.0 million in punitive damages.  Discovery has concluded and trial is currently set for August 1, 2011.  We intend to vigorously defend the suit.  Our ultimate liability for this matter cannot be determined at this time.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter ended March 31, 2011, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2010	$4.3
Warranty expense	0.7
Balance as of March 31, 2011	$5.0

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Hexcel Corporation and its subsidiaries, is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, reinforcements, prepregs, honeycomb, matrix systems, adhesives and composite structures, for use in commercial aerospace, space and defense and industrial applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive and a wide variety of recreational equipment and other industrial applications.

We serve international markets through manufacturing facilities and sales offices located in the United States, Europe and Asia, and through sales representation offices located in Asia, Australia and South America.  We also hold a 50% interest in Asian

Composites Manufacturing Sdn. Bhd., located in Malaysia, which manufactures composite structures for commercial aerospace applications.

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

Net sales for the quarter were $331.6 million, 26.1% higher (26.2% in constant currency) than the $263.0 million reported for the first quarter of 2010.  The growth was led by new programs in the commercial aerospace market but we experienced solid growth across all of our other markets.

Commercial aerospace sales increased 30.0% for the quarter as compared to the first quarter of 2010.  Airbus and Boeing related sales (which combined accounted for over 80% of our sales to this market) were up over 27% as revenues attributed to new aircraft programs (A380, A350, B787, B747-8) more than doubled versus the same period last year and now comprise more than 25% of Commercial Aerospace sales.  Airbus and Boeing legacy aircraft related sales for the quarter were up about 5% as compared to the first quarter of 2010.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up more than 40% from a year ago, reaching the highest level since the first quarter of 2009 as revenues for business jets gained traction.

Space and Defense sales of $79.7 million were 9.9% higher than the first quarter of 2010.  We continue to benefit from rotorcraft related growth.  Rotorcraft sales represent just over 50% of the Space and Defense market and were about 15% higher than a year ago.

Industrial sales of $54.3 million for the first quarter of 2011 were 41.0% higher (41.8% in constant currency) than the first quarter of 2010.  Wind sales for the quarter were up significantly from the first quarter of 2010 as last year was impacted by production shutdowns at our largest wind energy customer, but were in line with the 2010 full year run-rate.  Based on the announced backlog of our wind turbine customers, we expect steady improvement in the sales each quarter this year.

Gross margin was 25.0% of net sales for the quarter as compared to 25.1% in the same period last year.  While the quarter benefited from higher sales than last year, we did see an impact from certain rising raw material costs.  The impact from exchange rates was slightly favorable as compared to the first quarter of last year. SG&A expenses were $1.5 million, or 4.8%, higher than first quarter of 2010, with about half the increase reflecting higher stock compensation expense.  Adjusted operating income increased from 10.4% in the first quarter of 2010 to 12.5% in the first quarter of 2011.  Higher sales volume combined with good cost control resulted in the higher operating margin.

We expect to spend $150 to $175 million on capital additions in 2011, as we ramp-up for the expected growth ahead.  Accrual basis additions to capital expenditures were $25.2 million in the first quarter of 2011 as compared to $6.9 million during the first quarter of 2010.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first quarter was a use of $19 million as compared to a use of $10 million for the quarter of 2010 primarily due to higher capital expenditures in 2011.

The tragedy in Japan has not impacted either our core markets or supply chain to-date, and we are not aware of any significant problems going forward.  However, we remain cautious until customers confirm there will not be transitory negative impacts in future periods.  Nevertheless, due to the strong start to the year, we are increasing our adjusted diluted EPS guidance to $0.95 - $1.05 (from $0.90 - $0.98).  We are also raising our sales guidance for the year by $50 million to $1,275 million - $1,350 million.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2011	2010	% Change

Net sales	$331.6	$263.0	26.1%
Operating income	47.2	23.8	98.3%
As a percentage of net sales	14.2%	9.0%
Net income	$26.4	$15.8	67.1%
Diluted net income per common share	$0.26	$0.16

Non-GAAP measures:
Adjusted operating income	$41.5	$27.3	52.0%
As a percentage of net sales	12.5%	10.4%
Adjusted net income	$25.3	$14.5	74.4%
Adjusted diluted earnings per share	$0.25	$0.15

The Company’s performance measurements include operating and net income adjusted for special items, both of which are non-GAAP measures.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results.  Special items represent significant charges or credits that are important to understanding Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  The following is a reconciliation from GAAP to non-GAAP amounts.

	Quarter Ended March 31,
(In millions, except per share data)	2011	2010

Operating income	$47.2	$23.8
Other operating (income) expense (a)	(5.7)	3.5
Adjusted operating income	$41.5	$27.3

Net income	$26.4	$15.8
Other operating (income) expense, net of tax (a)	(4.1)	2.2
Non-operating expense, net of tax (b)	3.0
Tax credits (c)	—	(3.5)
Adjusted net income	$25.3	$14.5

(a)    Other operating income for the quarter ended March 31, 2011 is a benefit from the curtailment of our U.K. pension plan.  In 2010, other operating expense is the increase in environmental reserves primarily for remediation of a manufacturing facility sold in 1986.

(b)   Non-operating expense is the accelerated amortization of deferred financing costs and expensing of the call premium from the redemption of $150 million of 6.75% senior subordinated notes.

(c)    New Clean Energy Manufacturing Tax Credits awarded in the first quarter of 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.

Net Sales

Net sales for the quarter ended March 31, 2011 increased 26.1% from the first quarter of 2010. Foreign exchange had a minimal impact on sales for the quarter.  The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31,
(In millions)	2011	2010	% Change
Consolidated Net Sales	$331.6	$263.0	26.1%
Commercial Aerospace	197.6	152.0	30.0%
Space & Defense	79.7	72.5	9.9%
Industrial	54.3	38.5	41.0%

Composite Materials	$256.3	$200.4	27.9%
Commercial Aerospace	143.2	109.3	31.0%
Space & Defense	59.9	53.1	12.8%
Industrial	53.2	38.0	40.0%

Engineered Products	$75.3	$62.6	20.3%
Commercial Aerospace	54.4	42.7	27.4%
Space & Defense	19.8	19.4	2.1%
Industrial	1.1	0.5	120.0%

Commercial Aerospace: Net sales increased $45.6 million, or 30.0% (same in constant currency) to $197.6 million for the first quarter of 2011.  Revenues attributed to new aircraft programs (A380, A350, B787 and B747-8) more than doubled versus the same period last year and now comprise more than 25% of Commercial Aerospace sales.  Airbus and Boeing legacy aircraft related sales for the quarter were up about 5% as compared to the first quarter of 2010.  Regional and business aircraft sales, which account for less than 20% of sales for this market, were the highest since the first quarter of 2009 and more than 40% above the first quarter of 2010.

Space & Defense: Net sales of $79.7 million were up $7.2 million, or 9.9% (10.1% in constant currency) from the first quarter of 2010.  We continue to benefit from rotorcraft related growth and participating in a wide range of programs in the U.S., Europe and Asia.  Rotorcraft sales represent just over 50% of the Space and Defense market and were about 15% higher than a year ago.

Industrial: Net sales increased $15.8 million, or 41.0% (up 41.8% on a constant currency basis), to $54.3 million for the first quarter of 2011.  Wind energy sales for the quarter were up significantly from first quarter of 2010 as last year was impacted by production shutdowns at our largest wind energy customer, but were in line with the 2010 full year run-rate.   Industrial sales, excluding wind energy, were up over 10% in constant currency from last year’s first quarter sales.  Sales were consistent with the range we experienced in the second half of 2010.

Gross Margin

	Quarter Ended March 31,
(In millions)	2011	2010	% Change
Gross margin	$83.0	$66.1	25.6%
Percentage of sales	25.0%	25.1%

Gross margin percentage was essentially flat as compared to the prior-year quarter.  The benefit of higher volume in the current quarter was partially offset by an increase in raw material costs.  The impact from exchange rates was slightly favorable as compared to first quarter of last year.  Depreciation and amortization expense, included in cost of sales during the quarter increased $1.8 million to $12.2 million.

Selling, General and Administrative Expenses (“SG&A”)

	Quarter Ended March 31,
(In millions)	2011	2010	% Change
SG&A expense	$32.9	$31.4	4.8%
Percentage of sales	9.9%	11.9%

SG&A expenses increased $1.5 million from last year, reflecting higher stock compensation expense and increased costs in support of projected growth.

Research and Technology Expenses (“R&T”)

	Quarter Ended March 31,
(In millions)	2011	2010	% Change
R&T expense	$8.6	$7.4	16.2%
Percentage of sales	2.6%	2.8%

R&T expenses were up slightly due to higher qualification costs.  Qualification costs will be the main driver of fluctuations from quarter to quarter.

Operating Income

	Quarter Ended March 31,
(In millions)	2011	2010	% Change
Consolidated Operating income	$47.2	$23.8	98.3%
Operating margin	14.2%	9.0%

Composite Materials	49.8	30.6	62.7%
Operating margin	18.4%	14.6%
Engineered Products	12.5	11.4	9.6%
Operating margin	16.5%	18.2%
Corporate & Other	(15.1)	(18.2)	(17.0)%

Excluding the $5.7 million curtailment gain, adjusted operating margin was 12.5%. Operating margin in 2010 included a $3.5 million environmental charge related to a previously sold manufacturing site; our adjusted 2010 operating margin was 10.4%.   The year over year increase in operating margin percentage was due to the higher sales and good cost control efforts.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2011	2010	% Change
Interest expense, net	$4.2	$6.6	(36.4)%
Percentage of sales	1.3%	2.5%

The $2.4 million decrease in interest expense was due to lower average borrowings and lower average rates as a result of the July 2010 refinancing and the February 2011 prepayment of $150 million of the 6.75% senior subordinated notes.  The notes were partially refinanced with $135 million from our senior secured credit agreement which was then reduced to $100 million during the current quarter.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2011	2010
Income tax expense	$12.2	$1.5
Effective tax rate	32.0%	8.7%

The 32.0% effective tax rate in 2011 is in-line with our expected rate for the year.  2010 includes $3.5 million of the Clean Energy Manufacturing Tax Credits awarded in January 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.  The effective tax rate excluding these credits would have been 29.1% for the first quarter of 2010.

Financial Condition

Liquidity:  As of March 31, 2011, we had cash and cash equivalents of $50.6 million.  Aggregate borrowings as of March 31, 2011 under the Senior Secured Credit Facility (the “Facility”) consisted of $196.3 million.  The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of March 31, 2011, we had issued letters of credit under the Facility totaling $1.8 million, resulting in undrawn availability under the Facility as of March 31, 2011 of $183.2 million.  In addition, we borrowed $5.9 million from the credit line established in China associated with our operations there.  Our total debt, net of cash, as of March 31, 2011 was $229.2 million.  This represents an increase of $14.2 million from December 31, 2010.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of March 31, 2011, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and our revolving credit facility. As of March 31, 2011, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2014.  Our term loan requires repayments at a rate of approximately $1.3 million per quarter through June 2012 and increasing to $2.5 million per quarter until June 2014.  Our next required payment of $1.3 million is due in June 2011.  Our revolver facility expires in July 2015.

Operating Activities:  Net cash provided by operating activities was $16.9 million in the first quarter of 2011, as compared to net cash provided by operating activities of $2.9 million in the first quarter of 2010.  Historically, working capital traditionally increases from the low seasonal December levels, and our annual benefit and variable compensation payments occur in the first quarter.

Investing Activities:  Net cash used for investing activities of $35.9 million in the first quarter of 2011 was for capital expenditures. This compares to capital expenditures of $12.6 million during the first quarter of 2010.    We continue to expect accrual basis capital expenditures to be $150 to $175 million in 2011.

Financing Activities:  Financing activities used $52.9 million of net cash in the first quarter of 2011 compared with using $30.1 million in the same period of 2010.  On February 1, 2011, we redeemed $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 2.25%.  The redemption was primarily funded by a $135 million add-on to our senior secured credit facility that was completed in December 2010, of which $35 million was repaid in the first quarter.  Last year, we repaid $30 million of our Senior Secured Credit Facility with cash on hand.

As a result of the redemption in 2011, we accelerated the unamortized financing costs of the senior subordinated notes being redeemed and expensed the call premium incurring a pretax charge of $4.9 million (after tax of $0.03 per diluted share) in the first quarter of 2011.

Financial Obligations and Commitments: As of March 31, 2011, current maturities of notes payable and capital lease obligations were $11.4 million.  The next significant scheduled debt maturity will not occur until 2014, in the amount of $10.0 million.  Remaining debt and capital lease maturities in 2011 are aproximately $4.1 million (refer to MD&A in our 2010 Annual Report on Form 10-K for further details regarding our financial obligations and commitments).  We have one capital lease for a building which expires in 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

The loans under the Senior Secured Credit Facility are scheduled to mature in July of 2015.  Our senior subordinated notes mature on February 1, 2015.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There were no significant changes in our accounting policies and estimates since the end of fiscal 2010.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and new facilities and the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and foreign tax credit carryforwards; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, commodity prices, and in the market price of our common stock; and the impact of the above factors on our expectations of 2011 financial results.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements and cost reductions, supply chain disruptions and conditions in the financial markets.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2010 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.   These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required by Item 1 is contained within Note 13 on pages 12 through 14 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse effects or give rise to additional material risks not now contemplated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 — January 31, 2011	0		$0	0	0

February 1 —February 28, 2011	14,301		20.57	0	0

March 1 —March 31, 2011	30,150		18.00	0	0

Total	44,451	(1)	$18.83	0	0

(1) All shares were delivered by two employees in payment of the exercise price of non-qualified stock options

ITEM 5. Other Information

Not applicable

ITEM 6.  Exhibits

Exhibit No.	Description

10.1	Form of Employee Option Agreement (2011).

10.2	Form of Restricted Stock Unit Agreement (2011).

10.3	Form of Performance Based Award Agreement (2011).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Annual Report on Form 10-Q for the three months ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

April 25, 2011	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Employee Option Agreement (2011).

10.2	Form of Restricted Stock Unit Agreement (2011).

10.3	Form of Performance Based Award Agreement (2011).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Annual Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.