Form 10-Q
period 2011-06-30
HEXCEL CORP /DE/
filed 2011-07-25
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2011
COMMON STOCK	98,353,680

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$55.9	$117.2
Accounts receivable, net	207.8	173.9
Inventories, net	207.9	169.9
Prepaid expenses and other current assets	50.8	36.7
Total current assets	522.4	497.7

Property, plant and equipment	1,139.8	1,063.9
Less accumulated depreciation	(502.4)	(465.6)
Property, plant and equipment, net	637.4	598.3

Goodwill and intangible assets	56.8	56.2
Investments in affiliated companies	21.6	19.9
Deferred tax assets	62.9	63.6
Other assets	18.3	22.4

Total assets	$1,319.4	$1,258.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of debt	$9.3	$27.6
Accounts payable	108.7	83.0
Accrued liabilities	109.1	95.3
Total current liabilities	227.1	205.9

Long-term debt	242.1	304.6
Other non-current liabilities	73.7	88.2
Total liabilities	542.9	598.7

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 100.3 and 99.5 shares issued at June 30, 2011 and December 31, 2010, respectively	1.0	1.0
Additional paid-in capital	573.7	552.3
Retained earnings	212.2	148.4
Accumulated other comprehensive income (loss)	14.4	(15.1)
	801.3	686.6
Less — Treasury stock, at cost, 2.0 and 2.2 shares at June 30, 2011 and December 31, 2010, respectively	(24.8)	(27.2)
Total stockholders’ equity	776.5	659.4

Total liabilities and stockholders’ equity	$1,319.4	$1,258.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2011	2010	2011	2010

Net sales	$353.7	$305.1	$685.3	$568.1
Cost of sales	266.7	226.7	515.3	423.6
Gross margin	87.0	78.4	170.0	144.5

Selling, general and administrative expenses	29.7	29.6	62.6	61.0
Research and technology expenses	7.9	8.3	16.5	15.7
Other operating (income) expense	—	—	(5.7)	3.5
Operating income	49.4	40.5	96.6	64.3

Interest expense, net	2.9	7.1	7.1	13.7
Non-operating expense	—	—	4.9	—
Income before income taxes and equity in earnings of affiliated companies	46.5	33.4	84.6	50.6
Provision for income taxes	9.3	10.6	21.5	12.1
Income before equity in earnings of affiliated companies	37.2	22.8	63.1	38.5
Equity in earnings of affiliated companies	0.2	0.3	0.7	0.4
Net income	$37.4	$23.1	$63.8	$38.9

Basic net income per common share:	$0.38	$0.24	$0.65	$0.40

Diluted net income per common share:	$0.37	$0.23	$0.63	$0.39

Weighted average common shares outstanding:
Basic	98.6	97.5	98.4	97.4
Diluted	100.7	99.7	100.5	99.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2011	2010

Cash flows from operating activities
Net income	$63.8	$38.9
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	27.9	25.6
Amortization of debt discount and deferred financing costs and call premium expense	5.9	2.4
Deferred income taxes	6.7	4.2
Equity in earnings from affiliated companies	(0.7)	(0.4)
Stock-based compensation	8.8	8.3
Pension curtailment gain	(5.7)	—
Excess tax benefits on stock-based compensation	(3.6)	(0.7)

Changes in assets and liabilities:
Increase in accounts receivable	(25.4)	(52.3)
Increase in inventories	(31.5)	(28.9)
(Increase) decrease in prepaid expenses and other current assets	(3.1)	0.4
Increase in accounts payable and accrued liabilities	36.0	36.9
Other-net	(1.8)	(2.7)
Net cash provided by operating activities	77.3	31.7

Cash flows from investing activities
Capital expenditures	(67.8)	(20.1)
Net cash used for investing activities	(67.8)	(20.1)

Cash flows from financing activities
Borrowings from senior secured credit facility	135.0	—
Repayment of 6.75% senior subordinated notes	(150.0)	—
Repayment of senior secured credit facility	(60.0)	—
Call premium payment for 6.75% senior subordinated notes	(3.4)	—
(Repayments) borrowings from credit line	(3.3)	1.7
Repayment of senior secured credit facility - term loan	(2.5)	(30.0)
Capital lease obligations and other debt, net	(0.2)	(0.2)
Activity under stock plans	7.4	0.6
Net cash used for financing activities	(77.0)	(27.9)
Effect of exchange rate changes on cash and cash equivalents	6.2	(9.8)
Net decrease in cash and cash equivalents	(61.3)	(26.1)
Cash and cash equivalents at beginning of period	117.2	110.1
Cash and cash equivalents at end of period	$55.9	$84.0

Supplemental data:
Accrual basis additions to property, plant and equipment	$55.1	$13.7

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

Investments in Affiliated Companies

We have a 50% equity ownership investment in an Asian joint venture Asian Composites Manufacturing Sdn. Bhd.  We have determined that this investment is not a variable interest entity, as such, we account for our share of the earnings of this affiliated company using the equity method of accounting.

Note 2 — Net Income per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2011	2010	2011	2010

Basic net income per common share:
Net income	$37.4	$23.1	$63.8	$38.9

Weighted average common shares outstanding	98.6	97.5	98.4	97.4

Basic net income per common share	$0.38	$0.24	$0.65	$0.40

Diluted net income per common share:
Net income	$37.4	$23.1	$63.8	$38.9

Weighted average common shares outstanding — Basic	98.6	97.5	98.4	97.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.7	0.9	0.8	1.0
Stock options	1.4	1.3	1.3	1.2
Weighted average common shares outstanding — Dilutive	100.7	99.7	100.5	99.6

Diluted net income per common share	$0.37	$0.23	$0.63	$0.39

Total shares underlying stock options of 1.1 million for the quarter and six months were excluded from the computation of diluted net income per share for the periods ended June 30, 2011, as they were anti-dilutive. Total shares underlying stock options of 0.9 million for the quarter and 1.2 million for the six months were excluded from the computation of diluted net income per share for the periods ended June 30, 2010, as they were anti-dilutive.

Note 3 — Other Operating (Income) Expense

Effective January 31, 2011, credited service for the participants in our U.K. plan was frozen.  This resulted in recognizing $5.7 million of prior unrecognized service credits as a curtailment gain and also reduced the projected plan obligation by $1.6 million. The six-month period ended June 30, 2010 included a pre-tax charge of $3.5 million for additional environmental reserves primarily to remediate our former Lodi, New Jersey manufacturing facility that was sold in 1986 (see note 13).

Note 4 — Non-Operating Expense

In February 2011, we redeemed $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 2.25%.  As a result of the redemption, we accelerated the unamortized financing costs of the senior subordinated notes redeemed and expensed the call premium incurring a pretax charge of $4.9 million.

Note 5 — Inventories, net

(In millions)	June 30, 2011	December 31, 2010
Raw materials	$83.3	$71.6
Work in progress	52.3	40.7
Finished goods	96.0	80.4
Total inventories, gross	$231.6	$192.7
Inventory allowances	(23.7)	(22.8)
Total inventories, net	$207.9	$169.9

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2011 and 2010 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.5	$0.6
Interest cost	0.2	0.2	0.5	0.5
Net amortization and deferral	0.3	0.3	0.6	0.4
Net periodic benefit cost	$0.8	$0.8	$1.6	$1.5

	June 30, 2011	December 31, 2010
Amounts recognized on the balance sheet:
Accrued liabilities	$0.9	$0.9
Other non-current liabilities	27.7	26.9
Total accrued benefit	$28.6	$27.8

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.9	$0.9	$1.9
Interest cost	1.8	1.9	3.6	3.8
Expected return on plan assets	(2.0)	(1.6)	(3.9)	(3.2)
Net amortization and deferral	0.1	0.3	0.3	0.6
Curtailment gain	—	—	(5.7)	—
Net periodic benefit cost	$0.1	$1.5	$(4.8)	$3.1

	June 30, 2011	December 31, 2010
Amounts recognized on the balance sheet:
Accrued liabilities	$3.2	$0.5
Other non-current liabilities	17.8	26.7
Total accrued benefit	$21.0	$27.2

As discussed in Note 3, effective January 31, 2011 credited service for the participants in our U.K. defined benefit plan was frozen.  This change reduced the projected plan obligation by $1.6 million and also resulted in recognizing $5.7 million of prior unrecognized service credits as a curtailment gain.  The defined benefit plan was replaced by a defined contribution plan.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these non-qualified plans, we expect to contribute $0.9 million in 2011 to cover unfunded benefits.  We contributed $0.6 million to our U.S. non-qualified defined benefit retirement plans during the 2010 fiscal year.

We contributed $2.5 million and $1.9 million to our European defined benefit retirement plans in the second quarters of 2011 and 2010, respectively.  Contributions were $3.9 million and $2.7 million for the six months ended June 30, 2011 and 2010, respectively.  We plan to contribute approximately $7.4 million during 2011 to our European plans.  We contributed $9.0 million to our European plans during the 2010 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and six months ended June 30, 2011 and 2010 were immaterial.

(In millions)	June 30, 2011	December 31, 2010
Amounts recognized on the balance sheet:
Accrued liabilities	$0.8	$0.8
Other non-current liabilities	8.7	8.6
Total accrued benefit	$9.5	$9.4

In connection with our postretirement plans, we contributed $0.1 million during each of the second quarters of 2011 and 2010, respectively, and $0.1 million and $0.2 million during the six-month periods ended June 30, 2011 and 2010, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, we expect to contribute approximately $0.8 million in 2011 to cover unfunded benefits.  We contributed $0.4 million to our postretirement plans during the 2010 fiscal year.

Note 7 — Debt

(In millions)	June 30, 2011	December 31, 2010
Working capital line of credit — China	$3.8	$7.1
Current maturities of capital lease and other obligations	0.5	0.5
Current maturities of term loan	5.0	5.0
Current maturities of 6.75% senior subordinated notes due 2015	—	15.0
Short-term borrowings and current maturities of long-term liabilities	9.3	27.6

Senior secured credit facility — term loan due 2015	90.0	92.5
Senior secured credit facility — revolving loan due 2015	75.0	—
6.75% senior subordinated notes due 2015	75.0	210.0
Capital lease and other obligations	2.1	2.1
Long-term debt	242.1	304.6
Total debt	$251.4	$332.2

Estimated Fair Values of Notes Payable

The approximate, aggregate fair values of our notes payable as of June 30, 2011 and December 31, 2010 were as follows:

(In millions)	June 30, 2011	December 31, 2010
6.75% senior subordinated notes, due 2015	$77	$226
Senior secured credit facility — term loan due 2015	95	98

The aggregate fair values of the notes payable were estimated on the basis of quoted market prices.

Note 8 — Derivative Financial Instruments

Interest Rate Swap Agreements

In the fourth quarter 2010, we entered into an agreement to swap $98 million of a floating rate obligation for a fixed rate obligation at an average of 1.03% against LIBOR in U.S. dollars.  The swap is scheduled to mature on March 31, 2014, and was accounted for as a cash flow hedge of our floating rate bank loan. To ensure the swap was highly effective, all the principal terms of the swap matched the terms of the bank loan.  The fair value of the interest rate swap was a liability of $0.2 million at June 30, 2011 and an asset of $0.7 million at December 31, 2010.

Cross — Currency Interest Rate Swap Agreement

In September 2006, we entered into a cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel SASU (France).  This agreement is accounted for as a hedge of the foreign currency exposure of a net investment in a foreign operation and to the extent it is effective, gains and losses are recorded as an offset in the cumulative translation account (“CTA”), the same account in which translation gains and losses on the investment in Hexcel SASU are recorded.  All other changes, including any difference in current interest, are excluded from the assessment of effectiveness and are included in operating income as a component of interest expense.  The agreement has a notional value of $63.4 million, a term of five years, and is scheduled to mature on September 20, 2011.  We receive interest in U.S. dollars quarterly and pay interest in Euros on the same day.  U.S. interest is based on the three month LIBOR.  Euro interest is based on the three month EURIBOR.  The fair value of the swap at June 30, 2011 and December 31, 2010 was a liability of $8.5 million and $3.0 million, respectively.  Net credits to interest expense of $0.2 million related to the excluded portion of the derivative were recorded in the second quarter of 2011.  A net credit to interest expense of $0.2 million and a net charge to interest expense of $0.3 million related to the excluded portion of the derivative were recorded in the first six months of 2011 and 2010, respectively.  Net charges to interest expense of $0.2 million and $0.1 million related to the interest coupons were recorded during the second quarters of 2011 and 2010, respectively.  Net charges to interest expense of $0.3 million and $0.2 million related to the interest coupons were recorded during the first six months of 2011 and 2010, respectively.  The net amount of losses included in the CTA adjustment during the second quarter and six-month period of 2011 was $1.5 million and $6.8 million, respectively.  The net amount of gains included in the CTA adjustment during the second quarter and six-month period of 2010 were $6.2 million and $10.6 million, respectively.  The impact of applying prescribed credit risk adjustments was immaterial.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through December 2013.  The aggregate notional amount of these contracts was $122.0 million and $124.2 million at June 30, 2011 and December 31, 2010, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  These forward contracts are designated as cash flow hedges of forecasted revenues.  The effective portion of the hedges, gains of $2.7 million and $7.5 million, were recorded in other comprehensive income (“OCI”) for the three months and six months ended June 30, 2011, respectively, and losses of $5.2 million and $10.9 million for the three- and six-month periods ended June 30, 2010, respectively.  We excluded the forward points from the effectiveness assessment and recorded them as a reduction to interest expense of $0.3 million for the quarter and an increase to interest expense of $0.2 million for the six months ended June 30, 2011, and a reduction to interest expense of $0.3 million for the six months ended June 30, 2010. The carrying amount of these contracts was $5.9 million classified as other assets and $0.2 million classified in other liabilities on the Consolidated Balance Sheet at June 30, 2011 and $2.3 million in other assets and $2.6 million classified in other liabilities at December 31, 2010.

During the three months ended June 30, 2011 and 2010, we recognized net gains of $1.8 million and net losses of $2.6 million, respectively, recorded in sales and cost of sales.  During the six months ended June 30, 2011 and 2010, we recognized net gains of $1.3 million and net losses of $4.1 million, respectively, recorded in sales and cost of sales.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities, such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended June 30, 2011 and 2010, we recognized net foreign exchange gains of $2.7 million and net foreign exchange losses of $4.8 million, respectively, in the Consolidated Statements of Operations.  During the six-month periods ended June 30, 2011 and 2010, we recognized net foreign exchange gains of $7.7 million and net foreign exchange losses of $7.7 million respectively, in the Consolidated Statements of Operations.  Asset and liability derivatives not designated as hedging instruments were not material.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded, net of tax, within accumulated other comprehensive income for the quarters and six months ended June 30, 2011 and 2010 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Unrealized gains (losses) at beginning of period, net of tax	$3.8	$(4.5)	$(0.2)	$(1.4)
(Gains) losses reclassified to net sales	(1.5)	2.0	(1.1)	3.1
Increase (decrease) in fair value	2.4	(4.2)	6.0	(8.4)
Unrealized gains (losses) at end of period, net of tax	$4.7	$(6.7)	$4.7	$(6.7)

As of June 30, 2011, unrealized gains recorded in “accumulated other comprehensive income,” net of tax, were $4.7 million, of which $3.4 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 9 — Income Taxes

The income tax provisions for the quarter and six months ended June 30, 2011 were $9.3 million and $21.5 million, respectively.  The effective tax rate for the quarter and six months ended June 30, 2011 was 20.0% and 25.4%, respectively.  The effective tax rates for the quarter and six months of 2011 reflects the release of $5.5 million of reserves primarily for uncertain tax positions as a result of an audit settlement.  Excluding this benefit, the effective tax rates would have been 31.8% and 31.9% for the current quarter and six-month periods.  The effective tax rate for the quarter and six months ended June 30, 2010 was 31.7% and 23.9%, respectively.  The lower effective rate in the six months of 2010 reflects $3.5 million of New Clean Energy Manufacturing Tax Credits awarded to us in January 2010 for qualifying capital investments incurred at our Colorado facility in 2009.  Excluding this credit, our effective tax rate would have been 30.8%.

Note 10 — Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations. The components of comprehensive income for the quarters and six months ended June 30, 2011 and 2010 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net income	$37.4	$23.1	$63.8	$38.9
Currency translation adjustments	6.6	(19.3)	24.4	(36.5)
Pension and other postretirement obligations	0.2	0.1	0.9	1.5
Net unrealized (losses) gains on financial instruments	(1.1)	(2.2)	4.2	(5.2)
Comprehensive income (loss)	$43.1	$1.7	$93.3	$(1.3)

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

We do not have any significant assets or liabilities that utilize Level 3 inputs.  In addition, we have no assets or liabilities that utilize Level 1 inputs.  For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and the credit standing of Hexcel when the derivative is in a net liability position.  The fair values of these assets and liabilities were approximately $7.5 million and $9.3 million, respectively, at June 30, 2011.  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swap — valued using LIBOR yield curves at the reporting date.  Fair value of liability was $0.2 million at June 30, 2011.

•                  Cross-currency interest rate swap derivative liabilities — valued using LIBOR and EURIBOR yield curves and quoted forward foreign exchange prices at the reporting date. Fair value at June 30, 2011 was a liability of $8.5 million.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at June 30, 2011 was $7.5 million and $0.6 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2011 that would reduce the receivable amount owed, if any, to the Company.

•                  Money market funds — considered available-for-sale, and classified as cash equivalents. Fair value at June 30, 2011 was $10.6 million, the same as book value.

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

Financial information for our business segments for the quarters and six months ended June 30, 2011 and 2010 is as follows:

	(Unaudited)
(In millions)	Composite Materials (a)	Engineered Products	Corporate & Other (b)	Total
Second Quarter 2011
Net sales to external customers:
Commercial aerospace	$150.9	$56.9	$—	$207.8
Space and defense	62.5	19.2	—	81.7
Industrial	63.4	0.8	—	64.2
Net sales to external customers	276.8	76.9	—	353.7
Intersegment sales	13.9	0.2	(14.1)	—
Total sales	290.7	77.1	(14.1)	353.7

Operating income	48.5	11.9	(11.0)	49.4
Depreciation and amortization	12.8	1.0	—	13.8
Stock-based compensation expense	0.9	0.1	1.4	2.4
Accrual basis additions to capital expenditures	28.4	1.5	—	29.9

Second Quarter 2010
Net sales to external customers:
Commercial aerospace	$113.9	$47.1	$—	$161.0
Space and defense	60.7	18.7	—	79.4
Industrial	64.3	0.4	—	64.7
Net sales to external customers	238.9	66.2	—	305.1
Intersegment sales	11.5	0.3	(11.8)	—
Total sales	250.4	66.5	(11.8)	305.1

Operating income	42.8	10.7	(13.0)	40.5
Depreciation and amortization	12.7	0.9	—	13.6
Stock-based compensation expense	1.1	0.2	1.3	2.6
Accrual basis additions to capital expenditures	6.2	0.5	0.1	6.8

Six Months Ended June 30, 2011
Net sales to external customers
Commercial aerospace	$294.1	$111.3	$—	$405.4
Space and defense	122.4	39.0	—	161.4
Industrial	116.6	1.9	—	118.5
Net sales to external customers	533.1	152.2	—	685.3
Intersegment sales	27.8	0.5	(28.3)	—
Total sales	560.9	152.7	(28.3)	685.3

Operating income (a)	98.3	24.4	(26.1)	96.6
Depreciation and amortization	25.7	2.1	0.1	27.9
Stock-based compensation expense	2.5	0.4	5.9	8.8
Other operating (income) expense	(5.7)	—	—	(5.7)
Accrual basis additions to capital expenditures	52.7	2.4	—	55.1

Six Months Ended June 30, 2010
Net sales to external customers
Commercial aerospace	$223.2	$89.8	$—	$313.0
Space and defense	113.8	38.1	—	151.9
Industrial	102.3	0.9	—	103.2
Net sales to external customers	439.3	128.8	—	568.1
Intersegment sales	20.4	0.3	(20.7)	—
Total sales	459.7	129.1	(20.7)	568.1

Operating income (b)	73.3	22.1	(31.1)	64.3
Depreciation and amortization	23.6	1.9	0.1	25.6
Stock-based compensation expense	2.7	0.5	5.1	8.3
Other operating (income) expense	—	—	3.5	3.5
Accrual basis additions to capital expenditures	13.0	0.6	0.1	13.7

(a)          First six months 2011 operating income for Composite Materials includes a $5.7 million gain resulting from the curtailment of our U.K. pension plan.

(b)         First six months 2010 operating income for Corporate & Other includes a $3.5 million charge to the environmental reserves primarily for remediation at a manufacturing facility sold in 1986.

Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets by segment is as follows:

(In millions)	June 30, 2011	December 31, 2010
Composite Materials	$40.8	$40.1
Engineered Products	16.0	16.1
Goodwill and intangible assets	$56.8	$56.2

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

We have been named as a potentially responsible party (“PRP”) with respect to several hazardous waste disposal sites that we do not own or possess, which are included on, or proposed to be included on, the Superfund National Priority List of the U.S. Environmental Protection Agency (“EPA”) or on equivalent lists of various state governments.  Because CERCLA allows for joint and several liability in certain circumstances, we could be responsible for all remediation costs at such sites, even if we are one of many PRPs.  For a number of such sites, we do not currently possess sufficient information to reasonably estimate the amount of liabilities to be recorded.  However, we believe, based on the amount and the nature of our waste, and the number of other financially viable PRPs, that our liability in connection with such matters will not be material.

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan.  In the first quarter of 2010, we made a decision to enhance the remediation system to accelerate completion of the remediation and the system is currently operating.  The additional cost associated with this enhancement is included in our accrual for this liability, which at June 30, 2011 is $1.9 million.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  In May 2005, the NJDEP dismissed us from the Directive.  In February 2004, 42 entities including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed into an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate.  Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties will also receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options ranged from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS; the EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustee for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time.  Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures, and have produced initial documents to Tierra and Maxus, pursuant to an order of the court.  We expect additional discovery and litigation activities to occur during 2011.  The court has issued a trial plan that contemplates a liability trial for third-party defendants (including Hexcel) in April 2013, with additional proceedings if necessary to allocate costs between third-party defendants in January 2014.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, with one exception, without withdrawing our defenses.  As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $1.5 million at June 30, 2011.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of June 30, 2011, our aggregate environmental related accruals were $4.7 million, of which $3.2 million was included in accrued liabilities with the remainder included in non-current liabilities. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $2.1 million and $1.7 million for the quarters ended June 30, 2011 and 2010, respectively, and $3.5 million and $2.4 million for the six months ended June 30, 2011 and 2010.  In addition, our operating costs relating to environmental compliance charged directly to expenses were $2.5 million and $2.4 million for the quarters ended June 30, 2011 and 2010, respectively and $4.8 million and $4.7 million for the six-month periods ended June 30, 2011 and 2010, respectively.  Capital expenditures for environmental matters were $0.1 million and $0.2 million for the quarters ended June 30, 2011 and 2010, respectively and $0.3 million and $0.4 million for the six-month periods ended June 30, 2011 and 2010, respectively.

Litigation

Seemann Composites, Inc. v. Hexcel Corporation

Seemann Composites, Inc., (SCI) sued us in the United States District Court, Southern District of Mississippi (Civil Action No. 1:09-cv-00675-HSO-JMR), filed September 16, 2009.  SCI alleged that we supplied the wrong or a defective finished fabric to them, through one of our distributors, and sought unspecified compensatory damages and $10.0 million in punitive damages.  This matter has now been settled with no material impact to the Company’s results of operations.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the six months ended June 30, 2011, and accrued warranty cost included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2010	$4.3
Warranty expense	0.7
Balance as of March 31, 2011	5.0
Warranty expense	—
Deductions and other	(0.1)
Balance as of June 30, 2011	$4.9

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

Net sales for the quarter were $353.7 million, 15.9% higher (11.9% in constant currency) than the $305.1 million reported for the second quarter of 2010.  Year to date net sales were 18.4% higher in constant currency.  The growth was led by both an increase in legacy commercial aerospace build rates and the ramp-up of new programs in the commercial aerospace market.

Commercial aerospace sales increased 29.1% (26.7% in constant currency) for the quarter as compared to the second quarter of 2010 and increased 29.5% (28.3% in constant currency) for the six-month period as compared to 2010.  Revenues attributed to new aircraft programs (A380, A350, B787, and B747-8) were up more than 30% versus the same period last year and comprise more than 25% of Commercial Aerospace sales.  Airbus and Boeing legacy aircraft related sales for the quarter were up over 25% as compared to the second quarter of 2010.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were also up over 20% for the quarter and essentially the same as the first quarter 2011.

Space and Defense sales of $81.7 million were 2.9% higher (0.2% higher in constant currency) than the second quarter of 2010 and year to date sales were 6.3% higher (4.9% higher in constant currency) than last year’s comparable period.  We continue to benefit from rotorcraft related growth.

Industrial sales of $64.2 million for the second quarter of 2011 were flat (lower by 8.9% in constant currency) as compared to the second quarter of 2010.  Year to date sales were 14.8% higher (9.0% in constant currency) than a year ago.  Wind sales for the quarter declined about 10% year over year, but were up more than 10% sequentially and remained in line with the average of the last twelve months. Industrial sales other than wind were modestly above the second quarter of 2010.

Gross margin was 24.6% of net sales for the quarter as compared to 25.7% in the same period last year.  Although the quarter benefited from higher sales than last year, this year’s results include increased spending for new line start ups, higher acrylonitrile costs (raw material commodity input for carbon fiber) and the disruption caused by April’s Decatur, Alabama tornado.  Adjusted operating income increased from 13.3% in the second quarter of 2010 to 14.0% in the second quarter of 2011.  Higher sales volume combined with good cost control resulted in the higher operating margin.  Gross margin was 24.8% for the first six months of 2011as compared to 25.4% in the same period last year.  The impact for exchange rates on the quarter was nominal.

We expect to spend $150 to $175 million on capital additions in 2011, as we ramp-up for the expected growth ahead.  Accrual basis additions to capital expenditures were $55.1 million in the first six months of 2011 as compared to $13.7 million during the first six months of 2010.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first six months was $9.5 million as compared to $11.6 million for the same period of 2010 primarily due to higher capital expenditures in 2011, offset by higher earnings and lower working capital increases.

Given the strong performance in the first half of the year and our current outlook, we are increasing our adjusted diluted EPS guidance for 2011 to $1.05 - $1.12 (from $0.95 - $1.05).  We are also raising our sales guidance for the year to $1,325 million - $1,375 million from $1,275 million - $1,350 million.

Second Quarter and Six-Month Results

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2011	2010	% Change	2011	2010	% Change
Net sales	$353.7	$305.1	15.9%	$685.3	$568.1	20.6%
Net sales change in constant currency			11.9%			18.4%
Operating income	49.4	40.5	22.0%	96.6	64.3	50.2%
Net income	37.4	23.1	61.9%	63.8	38.9	64.0%
Diluted net income per common share	$0.37	$0.23		$0.63	$0.39

Non-GAAP measures:
Adjusted operating income	$49.4	$40.5	22.0%	$90.9	$67.8	34.1%
As a percentage of net sales	14.0%	13.3%		13.3%	11.9%
Adjusted net income	$31.9	$23.1	38.1%	$57.2	$37.6	52.1%
Adjusted diluted earnings per share	$0.32	$0.23		$0.57	$0.38

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2011	2010	2011	2010
Operating income	$49.4	$40.5	$96.6	$64.3
Other operating (income) expense (a)	—	—	(5.7)	3.5
Adjusted operating income	$49.4	$40.5	$90.9	$67.8

Net income	$37.4	$23.1	$63.8	$38.9
Other operating (income) expense, net of tax (a)	—	—	(4.1)	2.2
Non-operating expense, net of tax (b)	—	—	3.0	—
Benefit from tax audit settlement (c)	(5.5)	—	(5.5)	—
Tax credits (d)	—	—	—	(3.5)
Adjusted net income	$31.9	$23.1	$57.2	$37.6

(a) Other operating income for the six months ended June 30, 2011 is a benefit from the curtailment of our U.K. pension plan.  In 2010, other operating expense is the increase in environmental reserves primarily for remediation of a manufacturing facility sold in 1986.

(b) Non-operating expense is the accelerated amortization of deferred financing costs and expensing of the call premium from the redemption of $150 million of 6.75% senior subordinated notes.

(c) Provision for income taxes includes a release of $5.5 million in the second quarter of 2011 of reserves primarily for uncertain to positions as a result of an audit settlement.

(d) New Clean Energy Manufacturing Tax Credits awarded in the first quarter of 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.

Net Sales

Net sales increased for the quarter and six months ended June 30, 2011 over the same periods in 2010, primarily reflecting higher sales volume in the commercial aerospace markets.  On a constant currency basis, sales for the quarter ended June 30, 2011 were 11.9% higher than the same quarter in 2010 (15.9% increase at actual rates) and sales for the six months ended June 30, 2011 were 18.4% higher than the six months ended June 30, 2010 (20.6% increase at actual rates).

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2011 and 2010:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
Consolidated Net Sales	$353.7	$305.1	15.9%	$685.3	$568.1	20.6%
Commercial Aerospace	207.8	161.0	29.1%	405.4	313.0	29.5%
Space & Defense	81.7	79.4	2.9%	161.4	151.9	6.3%
Industrial	64.2	64.7	(0.8)%	118.5	103.2	14.8%

Composite Materials	$276.8	$238.9	15.9%	$533.1	$439.3	21.4%
Commercial Aerospace	150.9	113.9	32.5%	294.1	223.2	31.8%
Space & Defense	62.5	60.7	3.0%	122.4	113.8	7.6%
Industrial	63.4	64.3	(1.4)%	116.6	102.3	14.0%

Engineered Products	$76.9	$66.2	16.2%	$152.2	$128.8	18.2%
Commercial Aerospace	56.9	47.1	20.8%	111.3	89.8	23.9%
Space & Defense	19.2	18.7	2.7%	39.0	38.1	2.4%
Industrial	0.8	0.4	100%	1.9	0.9	111%

Commercial Aerospace:  Net sales increased $46.8 million, or 29.1% (26.7% on a constant currency basis), to $207.8 million for the second quarter of 2011.  Net sales for the six months ended June 30, 2011 increased $92.4 million or 29.5% (28.3% on a constant currency basis) to $405.4 million over the six months ended June 30, 2010.   For the quarter, Airbus and Boeing related sales were up over 25%, as both new and legacy program sales were strong.   Revenues attributed to new aircraft programs (A380, A350, B787, and B747-8) represented more than 25% of commercial aerospace sales.  Sales to other commercial aerospace, which includes regional and business aircraft customers, were up over 20% compared to the same period last year and essentially the same as the first quarter of 2011 in constant currency.

Space & Defense: Net sales increased $2.3 million, or 2.9% (0.2% on a constant currency basis), to $81.7 million for the second quarter of 2011.  Net sales of $161.4 million for the six months ended June 30, 2011 increased $9.5 million or 6.3% (4.9% on a constant currency basis), above the prior year level as sales from rotorcraft grew as new programs and blade retrofit programs are increasingly composite based.

Industrial: Net sales for the second quarter of 2011 were flat (a decrease of 8.9% on a constant currency basis) as compared to the second quarter of 2010.  Net sales for the six months ended June 30, 2011 increased $15.3 million or 14.8% (an increase of 9.0% on constant currency basis) to $118.5 million.  Industrial sales other than wind were up modestly in the quarter but this was offset by the year-on-year decline in wind sales for the quarter.  However, wind sales experienced double-digit sales growth sequentially and remained in line with the average of the last twelve months.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
Gross margin	$87.0	$78.4	11.0%	$170.0	$144.5	17.6%
Percentage of sales	24.6%	25.7%		24.8%	25.4%

The increase in gross margin of $8.6 million for the second quarter of 2011 and $25.5 million for the first six months of 2011 resulted from higher sales volume. This year’s results include increased spending for new line start ups, staffing and training, as well as higher acrylonitrile costs (raw material commodity input for carbon fiber). Foreign exchange rates had a nominal impact.

Depreciation and amortization expense, on a constant currency basis, included in cost of sales during the quarter was $12.3 million, $0.3 million higher than the second quarter 2010.

Selling, General and Administrative Expenses (“SG&A”)

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
SG&A expense	$29.7	$29.6	0.3%	$62.6	$61.0	2.6%
Percentage of sales	8.4%	9.7%		9.1%	10.7%

On a constant currency basis, SG&A expenses for the second quarter were 4% lower than last year and for the six-month period they were up modestly over last year.

Research and Technology Expenses (“R&T”)

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
R&T expense	$7.9	$8.3	(4.8)%	$16.5	$15.7	5.1%
Percentage of sales	2.2%	2.7%		2.4%	2.8%

On a constant currency basis, R&T expenses for the quarter were down modestly and for the six months ended June 30, 2011 they were slightly higher than last year.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
Consolidated operating income	$49.4	$40.5	22.0%	$96.6	$64.3	50.2%
Operating margin	14.0%	13.3%		14.1%	11.3%

Composite Materials	48.5	42.8	13.3%	98.3	73.3	34.1%
Operating margin	16.7%	17.1%		17.5%	15.9%
Engineered Products	11.9	10.7	11.2%	24.4	22.1	10.4%
Operating margin	15.4%	16.1%		16.0%	17.1%
Corporate & Other	(11.0)	(13.0)	(15.4)%	(26.1)	(31.1)	(16.1)%

The 14% operating margin for the second quarter was the highest in Hexcel history, this was driven by good cost control and higher sales volume.  Corporate and other, for the six-month period ended June 30, 2010, included $3.5 million of additional environmental reserves. Foreign exchange rates had a nominal impact on the results.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
Interest expense, net	$2.9	$7.1	(59.2)%	$7.1	$13.7	(48.2)%
Percentage of sales	0.8%	2.3%		1.0%	2.4%

The decrease in interest expense for the quarter and six-month period of 2011was primarily due to the lower borrowing rate as a result of the July 2010 refinancing and the February 2011 bond redemption, as well as lower outstanding debt.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Income tax (benefit) expense	$9.3	$10.6	$21.5	$12.1
Effective tax rate	20.0%	31.7%	25.4%	23.9%

The income tax provision was $9.3 million for the second quarter of 2011, an effective tax rate of 20%.  The current quarter and six-month period include $5.5 million of benefit resulting primarily from the release of reserves for uncertain tax positions as a result of an audit settlement.  Excluding this benefit, our effective tax rates would have been 31.8% for the quarter and 31.9% for the six months.  Last year’s second quarter tax provision was $10.6 million, a 31.7% effective tax rate.  The income tax provision for the six months ended June 30, 2010 included $3.5 million of the New Clean Energy Manufacturing Tax Credits awarded in January 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.  The effective tax rate excluding these credits would have been 30.8%.

Financial Condition

Liquidity:  As of June 30, 2011, we had cash and cash equivalents of $55.9 million.  Aggregate borrowings as of June 30, 2011 under the Senior Secured Credit Facility (the “Facility”) consisted of $170.0 million.  The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of June 30, 2011, we had issued letters of credit under the Facility totaling $2.0 million, resulting in undrawn availability under the Facility as of June 30, 2011 of $208.0 million.  In addition, we borrowed $3.8 million from the credit line established in China associated with our operations there.  Our total debt, net of cash, as of June 30, 2011 was $195.5 million, a decrease of $19.5 million from December 31, 2010.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of June 30, 2011, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and our revolving credit facility. As of June 30, 2011, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2014.  Our term loan requires repayments at a rate of approximately $1.3 million per quarter through June 2012 and increasing to $2.5 million per quarter until June 2014.  Our next required payment of $1.3 million is due in September 2011.  Our revolver facility expires in July 2015.

Operating Activities:  Net cash provided by operating activities was $77.3 million in the first six months of 2011, as compared to net cash provided by operating activities of $31.7 million in the first six months of 2010 primarily from strong accounts receivable collections and higher earnings.

Investing Activities:  Net cash used for investing activities of $67.8 million in the first six months of 2011 was for capital expenditures.  This compares to capital expenditures of $20.1 million during the first six months of 2010.  The increase in capital spending in 2011 primarily reflects capacity expansions to meet the anticipated aerospace demand.  We continue to expect accrual basis capital expenditures to be $150 to $175 million in 2011.

Financing Activities:  Financing activities used $77.0 million of net cash in the first six months of 2011 compared with using $27.9 million in the same period of 2010.  On February 1, 2011, we redeemed $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 2.25%.  The redemption was primarily funded by a $135 million add-on to our senior secured credit facility that was completed in December 2010, of which $60 million was repaid in the first six months of 2011 using cash on hand.  Last year, we repaid $30 million of our Senior Secured Credit Facility with cash on hand.

As a result of the redemption in 2011, we accelerated the unamortized financing costs of the senior subordinated notes being redeemed and expensed the call premium incurring a pretax charge of $4.9 million (after tax of $0.03 per diluted share) in the first quarter of 2011.

Financial Obligations and Commitments: As of June 30, 2011, current maturities of notes payable and capital lease obligations were $9.3 million.  The next significant scheduled debt maturity will not occur until 2014, in the amount of $10.0 million.  Remaining debt and capital lease maturities in 2011 are approximately $2.8 million (refer to MD&A in our 2010 Annual Report on Form 10-K for further details regarding our financial obligations and commitments).  We have one capital lease for a building which expires in 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and new facilities and the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and tax credit carryforwards; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, commodity prices, and in the market price of our common stock; and the impact of the above factors on our expectations of 2011 financial results.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements and cost reductions, supply chain disruptions and conditions in the financial markets.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.   These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required by Item 1 is contained within Note 13 on pages 13 through 15 of this Form 10-Q and is incorporated herein by reference.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 — April 30, 2011	0		$ N/A	0	0

May 1 — May 31, 2011	20,215		21.83	0	0

June 1 — June 30, 2011	21,853		19.22	0	0

Total	42,068	(1)	$20.47	0	0

(1) All shares were delivered by employees in payment of the exercise price of non-qualified stock options.

ITEM 6.  Exhibits

Exhibit No.	Description

10.1	Revised Form of Employee Option Agreement (2011).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

July 25, 2011	/s/ Kimberly A. Hendricks
(Date)	Kimberly A. Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Revised Form of Employee Option Agreement (2011).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes.