Form 10-Q
period 2011-09-30
HEXCEL CORP /DE/
filed 2011-10-24
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2011
COMMON STOCK	98,461,819

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$48.4	$117.2
Accounts receivable, net	208.5	173.9
Inventories, net	213.3	169.9
Prepaid expenses and other current assets	59.8	36.7
Total current assets	530.0	497.7

Property, plant and equipment	1,170.3	1,063.9
Less accumulated depreciation	(506.3)	(465.6)
Property, plant and equipment, net	664.0	598.3

Goodwill and intangible assets	57.7	56.2
Investments in affiliated companies	21.9	19.9
Deferred tax assets	29.9	63.6
Other assets	17.6	22.4

Total assets	$1,321.1	$1,258.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of debt	$11.9	$27.6
Accounts payable	113.9	83.0
Accrued liabilities	94.9	95.3
Total current liabilities	220.7	205.9

Long-term debt	236.9	304.6
Other non-current liabilities	74.2	88.2
Total liabilities	531.8	598.7

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 100.4 and 99.5 shares issued at September 30, 2011 and December 31, 2010, respectively	1.0	1.0
Additional paid-in capital	579.9	552.3
Retained earnings	244.4	148.4
Accumulated other comprehensive income (loss)	(9.2)	(15.1)
	816.1	686.6
Less — Treasury stock, at cost, 2.0 and 2.2 shares at September 30, 2011 and December 31, 2010, respectively	(26.8)	(27.2)
Total stockholders’ equity	789.3	659.4

Total liabilities and stockholders’ equity	$1,321.1	$1,258.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2011	2010	2011	2010

Net sales	$351.8	$294.5	$1,037.1	$862.6
Cost of sales	265.3	224.0	780.6	647.6
Gross margin	86.5	70.5	256.5	215.0

Selling, general and administrative expenses	29.9	28.7	92.5	89.7
Research and technology expenses	7.9	7.3	24.4	23.0
Other operating (income) expense	2.7	—	(3.0)	3.5
Operating income	46.0	34.5	142.6	98.8

Interest expense, net	2.2	5.3	9.3	19.0
Non-operating expense	—	6.8	4.9	6.8
Income before income taxes and equity in earnings of affiliated companies	43.8	22.4	128.4	73.0
Provision for income taxes	12.0	6.8	33.5	18.9
Income before equity in earnings of affiliated companies	31.8	15.6	94.9	54.1
Equity in earnings of affiliated companies	0.4	—	1.1	0.4
Net income	$32.2	$15.6	$96.0	$54.5

Basic net income per common share:	$0.33	$0.16	$0.97	$0.56

Diluted net income per common share:	$0.32	$0.16	$0.95	$0.55

Weighted average common shares outstanding:
Basic	99.0	97.7	98.6	97.6
Diluted	101.1	100.0	100.7	99.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2011	2010

Cash flows from operating activities
Net income	$96.0	$54.5
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	41.6	39.3
Amortization of debt discount and deferred financing costs and call premium expense	6.4	9.8
Deferred income taxes	27.4	8.9
Equity in earnings from affiliated companies	(1.1)	(0.4)
Stock-based compensation	11.3	10.5
Pension curtailment gain	(5.7)	—
Excess tax benefits on stock-based compensation	(3.7)	(0.8)

Changes in assets and liabilities:
Increase in accounts receivable	(31.8)	(28.7)
Increase in inventories	(41.8)	(42.5)
Increase in prepaid expenses and other current assets	(2.0)	(0.3)
Increase in accounts payable and accrued liabilities	18.4	27.2
Other-net	(4.0)	(8.7)
Net cash provided by operating activities	111.0	68.8

Cash flows from investing activities
Capital expenditures	(99.5)	(31.2)
Settlement of foreign currency hedge	(5.2)	—
Net cash used for investing activities	(104.7)	(31.2)

Cash flows from financing activities
Borrowings from senior secured credit facility	135.0	—
Repayment of 6.75% senior subordinated notes	(150.0)	—
Repayment of senior secured credit facility	(61.0)	—
Repayment of senior secured credit facility - term loan	(3.8)	(1.3)
Call premium payment for 6.75% senior subordinated notes	(3.4)	—
(Repayments) borrowings from credit line	(3.3)	1.9
Capital lease obligations and other debt, net	(0.3)	(0.2)
Borrowings from senior secured credit facility — new and former term B loans	—	100.0
Repayment of senior secured credit facility — former term loans	—	(164.1)
Issuance costs related to new Senior Secured Credit Facility	—	(3.7)
Activity under stock plans	9.1	1.2
Net cash used for financing activities	(77.7)	(66.2)
Effect of exchange rate changes on cash and cash equivalents	2.6	(3.0)
Net decrease in cash and cash equivalents	(68.8)	(31.6)
Cash and cash equivalents at beginning of period	117.2	110.1
Cash and cash equivalents at end of period	$48.4	$78.5

Supplemental data:
Accrual basis additions to property, plant and equipment	$104.3	$24.1

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

New Accounting Pronouncements

ASU No. 2011-05: “Presentation of Comprehensive Income”.  In September 2011, the FASB issued guidance on the presentation of comprehensive income.  This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The guidance allows two presentation alternatives: (1) to present items of net income and other comprehensive income in one continuous statement; or (2) in two separate, but consecutive, statements of net income and other comprehensive income.  This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required.  The Company is in the process of deciding which alternative it will choose upon adoption.

ASU No. 2011-09: “Disclosures About an Employer’s Participation in a Multiemployer Plan”.  In September 2011, the FASB issued guidance requiring companies to provide additional disclosures related to multiemployer pension plans.  The disclosures are required to be made on an annual basis for all individually material plans. Retrospective application of the disclosures is required.  This guidance is effective for fiscal years ending after December 15, 2011, with early adoption permitted.  The Company is evaluating the impact of this guidance on its multiemployer plan disclosures.

ASU No 2011-08: “Testing for Goodwill Impairment”.  In September 2011, the FASB issued guidance on testing goodwill for impairment.  The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements.  The Company is evaluating the impact of this guidance on its testing for goodwill impairment.

Investments in Affiliated Companies

We have a 50% equity ownership investment in an Asian joint venture Asian Composites Manufacturing Sdn. Bhd.  We have determined that this investment is not a variable interest entity, as such, we account for our share of the earnings of this affiliated company using the equity method of accounting.

Note 2 — Net Income per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2011	2010	2011	2010

Basic net income per common share:
Net income	$32.2	$15.6	$96.0	$54.5

Weighted average common shares outstanding	99.0	97.7	98.6	97.6

Basic net income per common share	$0.33	$0.16	$0.97	$0.56

Diluted net income per common share:
Net income	$32.2	$15.6	$96.0	$54.5

Weighted average common shares outstanding — Basic	99.0	97.7	98.6	97.6
Plus incremental shares from assumed conversions:
Restricted stock units	0.8	0.8	0.8	1.0
Stock options	1.3	1.5	1.3	1.3
Weighted average common shares outstanding — Dilutive	101.1	100.0	100.7	99.9

Diluted net income per common share	$0.32	$0.16	$0.95	$0.55

Total shares underlying stock options of 0.3 million for the quarter and 0.5 million for the nine months were excluded from the computation of diluted net income per share for the periods ended September 30, 2011, as they were anti-dilutive. Total shares underlying stock options of 0.8 million for the quarter and the nine months were excluded from the computation of diluted net income per share for the periods ended September 30, 2010, as they were anti-dilutive.

Note 3 — Other Operating (Income) Expense

The third quarter of 2011 and the nine-month period ended September 30, 2010 include pre-tax charges of $2.7 million and $3.5 million, respectively, for additional environmental reserves primarily to remediate our former Lodi, New Jersey manufacturing facility that was sold in 1986 (see note 13).  The 2011 charge reflects the extension of the completion date to 2012 and the increased remediation costs as a result of severe regional flooding, most recently from hurricane Irene. Effective January 31, 2011, credited service for the participants in our U.K. plan was frozen.  This resulted in recognizing $5.7 million of prior unrecognized service credits as a curtailment gain and also reduced the projected plan obligation by $1.6 million.

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

Note 5 — Inventories, net

(In millions)	September 30, 2011	December 31, 2010
Raw materials	$89.4	$71.6
Work in progress	58.3	40.7
Finished goods	89.0	80.4
Total inventories, gross	$236.7	$192.7
Inventory allowances	(23.4)	(22.8)
Total inventories, net	$213.3	$169.9

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine months ended September 30, 2011 and 2010 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.5	$0.3	$1.0	$0.9
Interest cost	0.3	0.3	0.8	0.8
Net amortization and deferral	0.5	0.2	1.1	0.6
Net periodic benefit cost	$1.3	$0.8	$2.9	$2.3

	September 30, 2011	December 31, 2010
Amounts recognized on the balance sheet:
Accrued liabilities	$0.9	$0.9
Other non-current liabilities	28.9	26.9
Total accrued benefit	$29.8	$27.8

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
European Defined Benefit Retirement Plans
Service cost	$0.1	$1.0	$1.0	$2.9
Interest cost	1.8	1.8	5.4	5.6
Expected return on plan assets	(1.9)	(1.6)	(5.8)	(4.8)
Net amortization and deferral	0.1	0.4	0.4	1.0
Curtailment gain	—	—	(5.7)	—
Net periodic benefit cost	$0.1	$1.6	$(4.7)	$4.7

	September 30, 2011	December 31, 2010
Amounts recognized on the balance sheet:
Accrued liabilities	$3.1	$0.5
Other non-current liabilities	15.9	26.7
Total accrued benefit	$19.0	$27.2

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

We contributed $2.9 million and $3.5 million to our European defined benefit retirement plans in the third quarters of 2011 and 2010, respectively.  Contributions were $6.8 million and $6.1 million for the nine months ended September 30, 2011 and 2010, respectively.  We plan to contribute approximately $7.4 million during 2011 to our European plans.  We contributed $9.0 million to our European plans during the 2010 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and nine months ended September 30, 2011 and 2010 were immaterial.

(In millions)	September 30, 2011	December 31, 2010
Amounts recognized on the balance sheet:
Accrued liabilities	$0.8	$0.8
Other non-current liabilities	8.7	8.6
Total accrued benefit	$9.5	$9.4

In connection with our postretirement plans, we contributed $0.1 million during each of the third quarters of 2011 and 2010, respectively, and $0.2 million and $0.3 million during the nine-month periods ended September 30, 2011 and 2010, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these postretirement plans, we expect to contribute approximately $0.4 million in 2011 to cover unfunded benefits.  We contributed $0.4 million to our postretirement plans during the 2010 fiscal year.

Note 7 — Debt

(In millions)	September 30, 2011	December 31, 2010
Working capital line of credit — China	$3.8	$7.1
Current maturities of capital lease and other obligations	0.4	0.5
Current maturities of term loan	6.2	5.0
Current maturities of 6.75% senior subordinated notes due 2015	1.5	15.0
Short-term borrowings and current maturities of long-term liabilities	11.9	27.6

Senior secured credit facility — term loan due 2015	87.5	92.5
Senior secured credit facility — revolving loan due 2015	74.0	—
6.75% senior subordinated notes due 2015	73.5	210.0
Capital lease and other obligations	1.9	2.1
Long-term debt	236.9	304.6
Total debt	$248.8	$332.2

Estimated Fair Values of Notes Payable

The approximate, aggregate fair values of our notes payable as of September 30, 2011 and December 31, 2010 were as follows:

(In millions)	September 30, 2011	December 31, 2010
6.75% senior subordinated notes, due 2015	$76	$226
Senior secured credit facility — term loan due 2015	94	98

The aggregate fair values of the notes payable were estimated on the basis of quoted market prices.

Note 8 — Derivative Financial Instruments

Interest Rate Swap Agreements

In the fourth quarter 2010, we entered into an agreement to swap $98 million of a floating rate obligation for a fixed rate obligation at an average of 1.03% against LIBOR in U.S. dollars.  The swap is scheduled to mature on March 31, 2014, and was accounted for as a cash flow hedge of our floating rate bank loan. To ensure the swap was highly effective, all the principal terms of the swap matched the terms of the bank loan.  The fair value of the interest rate swap was a liability of $0.9 million at September 30, 2011 and an asset of $0.7 million at December 31, 2010.

Cross — Currency Interest Rate Swap Agreement

In September 2011, our cross-currency interest rate swap agreement to hedge a portion of our net Euro investment in Hexcel SASU (France) matured, resulting in a $5.2 million payment.  This agreement was accounted for as a hedge of the foreign currency exposure of a net investment in a foreign operation and to the extent it was effective, gains and losses were recorded as an offset in the cumulative translation account (“CTA”), the same account in which translation gains and losses on the investment in Hexcel SASU were recorded.  All other changes, including any difference in current interest, were excluded from the assessment of effectiveness and were included in operating income as a component of interest expense.  We received interest in U.S. dollars quarterly and paid interest in Euros on the same day.  U.S. interest was based on the three month LIBOR.  Euro interest was based on the three month EURIBOR.  The fair value of the swap at December 31, 2010 was a liability of $3.0 million.  A net impact to interest expense related to the excluded portion of the derivative recorded in the third quarter of 2011 and 2010 was not material.  A net credit to interest expense of $0.2 million and a net charge to interest expense of $0.2 million related to the excluded portion of the derivative were recorded in the first nine months of 2011 and 2010, respectively.  Net charges to interest expense of $0.2 million and $0.1 million related to the interest coupons were recorded during the third quarters of 2011 and 2010, respectively.  Net charges to interest expense of $0.6 million and $0.2 million related to the interest coupons were recorded during the first nine months of 2011 and 2010, respectively.  The net amounts included in the CTA adjustments during the third quarter and nine-month period of 2011 were a gain of $3.3 million and a loss of $10.1 million, respectively.  The net amounts included in the CTA adjustment during the third quarter and nine-month period of 2010 were losses of $7.0 million and gains of $3.6 million, respectively.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through March 2014.  The aggregate notional amount of these contracts was $133.5 million and $124.2 million at September 30, 2011 and December 31, 2010, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  These forward contracts are designated as cash flow hedges of forecasted revenues.  The effective portion of the hedges, losses of $5.2 million and gains of $2.2 million, were recorded in other comprehensive income (“OCI”) for the three months and nine months ended September 30, 2011, respectively, and gains of $10.0 million and losses of $0.9 million for the three and nine-month periods ended September 30, 2010, respectively.  We excluded the forward points from the effectiveness assessment and recorded them as a reduction of interest expense of $0.9 million for the quarter and $0.8 million for the nine months ended September 30, 2011, and an increase to interest expense of $0.6 million and $0.4 million for the quarter and nine months ended September 30, 2010. The carrying amount of these contracts was $2.0 million classified as other assets and $2.4 million classified in other liabilities on the Consolidated Balance Sheet at September 30, 2011 and $2.3 million in other assets and $2.6 million classified in other liabilities at December 31, 2010.  During the three months ended September 30, 2011 and 2010, we recognized net gains of $1.7 million and net losses of $1.4 million, respectively, recorded in sales and cost of sales.  During the nine months ended September 30, 2011 and 2010, we recognized net gains of $2.9 million and net losses of $5.5 million, respectively, recorded in sales and cost of sales.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  The change in the fair value of the derivatives is recorded in the statement of operations. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities, such as accounts receivable.  There are no credit contingency features in these derivatives.  During the quarters ended September 30, 2011 and 2010, we recognized net foreign exchange losses of $6.5 million and foreign exchange gains of $9.3 million, respectively, in the Consolidated Statements of Operations; which primarily offset the transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities.  During the nine-month periods ended September 30, 2011 and 2010, we recognized net foreign exchange gains of $1.2 million and $1.6 million, respectively, in the Consolidated Statements of Operations.  Asset and liability derivatives not designated as hedging instruments were not material.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded, net of tax, within accumulated other comprehensive income for the quarters and nine months ended September 30, 2011 and 2010 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Unrealized gains (losses) at beginning of period, net of tax	$4.7	$(6.7)	$(0.2)	$(1.4)
(Gains) losses reclassified to net sales	(1.1)	1.1	(2.2)	4.2
Increase (decrease) in fair value	(4.3)	7.6	1.7	(0.8)
Unrealized gains (losses) at end of period, net of tax	$(0.7)	$2.0	$(0.7)	$2.0

As of September 30, 2011, unrealized losses recorded in “accumulated other comprehensive income,” net of tax, were $0.7 million, of which $0.1 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 9 — Income Taxes

The income tax provisions for the quarter and nine months ended September 30, 2011 were $12.0 million and $33.5 million, respectively, resulting in an effective tax rate of 27.4% and 26.1%, respectively.  The effective tax rate for the quarter reflects the reduction of our estimated tax rate for the year from 31.8% to 31% and the release of $1.0 million of reserves primarily for uncertain tax positions.  The effective tax rate for the nine months of 2011 also reflects the release of $5.5 million of reserves primarily for uncertain tax positions as a result of an audit settlement during the second quarter.  Excluding these benefits, the effective tax rate would have been 31% for the nine-month period.  The effective tax rate for the quarter and nine months ended September 30, 2010 was 30.4% and 25.9%, respectively.  The lower effective rate in the nine months of 2010 reflects $3.5 million of New Clean Energy Manufacturing Tax Credits awarded to us in January 2010 for qualifying capital investments incurred at our Colorado facility in 2009.  Excluding this credit, our effective tax rate would have been 30.7%.

Note 10 — Comprehensive Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations. The components of comprehensive income for the quarters and nine months ended September 30, 2011 and 2010 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net income	$32.2	$15.6	$96.0	$54.5
Currency translation adjustments	(18.8)	27.0	5.6	(9.5)
Pension and other postretirement obligations	0.7	(1.1)	1.6	0.4
Net unrealized (losses) gains on financial instruments	(5.5)	8.7	(1.3)	3.5
Comprehensive income (loss)	$8.6	$50.2	$101.9	$48.9

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

We do not have any significant assets or liabilities that utilize Level 3 inputs.  In addition, we have no assets or liabilities that utilize Level 1 inputs.  For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs and the credit standing of Hexcel when the derivative is in a net liability position.  The fair values of these assets and liabilities were approximately $2.5 million and $6.5 million, respectively, at September 30, 2011.  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swap — valued using LIBOR yield curves at the reporting date.  Fair value of liability was $0.9 million at September 30, 2011.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at September 30, 2011 was $2.5 million and $5.6 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the nine months ended September 30, 2011 that would reduce the receivable amount owed, if any, to the Company.

•                  Money market funds — considered available-for-sale, and classified as cash equivalents. Fair value at September 30, 2011 was $4.4 million, the same as book value.

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

Financial information for our operating segments for the quarters and nine months ended September 30, 2011 and 2010 is as follows:

	(Unaudited)
(In millions)	Composite Materials (a)	Engineered Products	Corporate & Other (b)	Total
Third Quarter 2011
Net sales to external customers:
Commercial aerospace	$138.4	$69.0	$—	$207.4
Space and defense	60.7	20.2	—	80.9
Industrial	63.3	0.2	—	63.5
Net sales to external customers	262.4	89.4	—	351.8
Intersegment sales	14.6	0.3	(14.9)	—
Total sales	277.0	89.7	(14.9)	351.8

Operating income (b)	45.1	16.2	(15.3)	46.0
Depreciation and amortization	12.5	1.1	0.1	13.7
Stock-based compensation expense	0.9	0.5	1.1	2.5
Other operating expense	—	—	2.7	2.7
Accrual basis additions to capital expenditures	46.5	2.2	0.5	49.2

Third Quarter 2010
Net sales to external customers:
Commercial aerospace	$110.3	$47.3	$—	$157.6
Space and defense	52.6	21.8	—	74.4
Industrial	61.7	0.8	—	62.5
Net sales to external customers	224.6	69.9	—	294.5
Intersegment sales	9.8	—	(9.8)	—
Total sales	234.4	69.9	(9.8)	294.5

Operating income	34.3	11.9	(11.7)	34.5
Depreciation and amortization	12.6	1.0	0.1	13.7
Stock-based compensation expense	0.8	0.1	1.3	2.2
Accrual basis additions to capital expenditures	9.6	0.8	—	10.4

Nine Months Ended September 30, 2011
Net sales to external customers
Commercial aerospace	$432.5	$180.3	$—	$612.8
Space and defense	183.1	59.2	—	242.3
Industrial	179.9	2.1	—	182.0
Net sales to external customers	795.5	241.6	—	1,037.1
Intersegment sales	42.4	0.8	(43.2)	—
Total sales	837.9	242.4	(43.2)	1,037.1

Operating income (a), (b)	143.4	40.6	(41.4)	142.6
Depreciation and amortization	38.2	3.2	0.2	41.6
Stock-based compensation expense	3.4	0.9	7.0	11.3
Other operating (income) expense	(5.7)	—	2.7	(3.0)
Accrual basis additions to capital expenditures	99.2	4.6	0.5	104.3

Nine Months Ended September 30, 2010
Net sales to external customers
Commercial aerospace	$333.5	$137.1	$—	$470.6
Space and defense	166.4	59.9	—	226.3
Industrial	164.0	1.7	—	165.7
Net sales to external customers	663.9	198.7	—	862.6
Intersegment sales	30.2	0.3	(30.5)	—
Total sales	694.1	199.0	(30.5)	862.6

Operating income (b)	107.6	33.9	(42.7)	98.8
Depreciation and amortization	36.2	2.9	0.2	39.3
Stock-based compensation expense	3.5	0.6	6.4	10.5
Other operating expense	—	—	3.5	3.5
Accrual basis additions to capital expenditures	22.6	1.4	0.1	24.1

(a)          The first nine months 2011 operating income for Composite Materials includes a $5.7 million gain resulting from the curtailment of our U.K. pension plan.

(b)         Operating income for Corporate & Other includes a $2.7 million charge in the quarter and the first nine months of 2011 and a $3.5 million charge in the first nine months of 2010 to the environmental reserves primarily for remediation at a manufacturing facility sold in 1986.

Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets by segment is as follows:

(In millions)	September 30, 2011	December 31, 2010
Composite Materials	$41.7	$40.1
Engineered Products	16.0	16.1
Goodwill and intangible assets	$57.7	$56.2

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have commenced remediation of this site in accordance with an approved plan.  We had expected to substantially complete the remediation by the end of this year, but severe regional flooding, most recently from hurricane Irene, extended the completion date to next year and increased the remediation costs.  Consequently, in the third quarter of 2011, we accrued an additional $2.5 million related to this extended remediation which increased the accrual to $3.4 million at September 30, 2011.

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

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, with one exception, without withdrawing our defenses.  As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified  The total accrued liability related to this matter was $1.5 million at September 30, 2011.

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a potentially responsible party at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. Hexcel contributed approximately 1.07% of the waste tonnage sent to the site during its operations.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and recently issued a Record of Decision; the Omega PRP Group members have been noticed by the EPA as PRP’s who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will likely incur costs associated with the investigation and remediation of the Omega site, but our ultimate liability, if any, in connection with this matter cannot be determined at this time.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of September 30, 2011, our aggregate environmental related accruals were $5.7 million, of which $3.1 million was included in accrued liabilities with the remainder included in non-current liabilities. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $1.4 million and $1.1 million for the quarters ended September 30, 2011 and 2010, respectively, and $4.9 million and $3.5 million for the nine months ended September 30, 2011 and 2010.  In addition, our operating costs relating to environmental compliance charged directly to expenses were $2.7 million and $2.1 million for the quarters ended September 30, 2011 and 2010, respectively and $7.5 million and $6.8 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  Capital expenditures for environmental matters were $2.2 million and $0.5 million for the quarters ended September 30, 2011 and 2010, respectively and $2.5 million and $0.9 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for quarter and the nine months ended September 30, 2011, and accrued warranty cost included in “accrued liabilities” in the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2010	$4.3
Warranty expense	0.7
Deductions and other	(0.1)
Balance as of June 30, 2011	4.9
Warranty expense	1.5
Deductions and other	(1.0)
Balance as of September 30, 2011	$5.4

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

Net sales for the quarter were $351.8 million, 19.5% higher (17.3% in constant currency) than the $294.5 million reported for the third quarter of 2010.  Year to date net sales were 18.1% higher in constant currency.  The growth was led by both an increase in legacy commercial aerospace buildrates and the ramp-up of new programs in the commercial aerospace market.

Commercial aerospace sales increased 31.6% (31.2% in constant currency) for the quarter as compared to the third quarter of 2010 and increased 30.2% (29.3% in constant currency) for the nine-month period as compared to 2010.  Revenues attributed to new aircraft programs (A380, A350, B787, and B747-8) were up more than 35% versus the same period last year and comprise more than 25% of Commercial Aerospace sales.  Airbus and Boeing legacy aircraft related sales for the quarter were up over 25% as compared to the third quarter of 2010 as we see the additional demand of upcoming line-rate increases.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were also up over 30% for the quarter and year to date compared to the same periods last year, maintaining their improved level for the first two quarters of 2011.

Space and Defense sales of $80.9 million were 8.7% higher (7.4% higher in constant currency) than the third quarter of 2010 and year to date sales were 7.1% higher (5.7% higher in constant currency) than last year’s comparable period.  We continue to benefit from rotorcraft related growth as new programs and blade retrofit programs are increasingly composites based.

Industrial sales of $63.5 million for the third quarter of 2011 were 1.6% higher (lower by 4.5% in constant currency) as compared to the third quarter of 2010.  Year to date sales were 9.8% higher (3.9% in constant currency) than a year ago.  Wind sales were down modestly in constant currency from the third quarter of 2010, but up more than 10% from the second quarter of 2011.  This was the third straight quarter of sequential growth for wind sales. Industrial sales other than wind were also down slightly in constant currency compared to the third quarter of 2010.

Gross margin was 24.6% of net sales for the quarter as compared to 23.9% in the same period last year.  Higher sales volume helped the results compared to last year with third quarter of 2011 sales almost the same level as the second quarter of 2011.  We did not see the typical summer seasonal decline as in past years reflecting the strong commercial aerospace outlook.  Operating margin increased from 11.7% in the third quarter of 2010 to 13.1% in the third quarter of 2011. The third quarter 2011 includes a $2.7 million environmental remediation charge.  Excluding this charge, our operating margin was 13.8% in the third quarter.  Higher sales volume combined with good cost control resulted in the higher operating margin.  The impact for exchange rates on the quarter was nominal.  Gross margin was 24.7% for the first nine months of 2011 as compared to 24.9% in the same period last year.

Our outlook for commercial aerospace has strengthened significantly in recent quarters.  The A380, B787 and B747-8 are each now ramping up simultaneously and legacy aircraft build rate increases have been announced by Boeing and Airbus.  In addition, two re-engined narrow-body programs (A320neo and B737 MAX) will increase Hexcel content on the highest volume aircraft sooner than an all-new aircraft would have.  As a result, we are working to pull forward our capital investments to support higher demand.  We now expect to spend at the high end of our $150 to $175 million range on capital additions in 2011.  Looking ahead, we anticipate providing 2012 guidance in December, after we have concluded our planning cycle.   Our previous 2012 capital expenditure guidance was in the range of $150 million to $200 million, but we could see spending as much as 50% higher than this prior guidance.  We target to fund capital expenditures from operations over the mid-term, but at times, we may be required to use available borrowings under our revolver.  Accrual basis additions to capital expenditures were $104.3 million in the first nine months of 2011 as compared to $24.1 million during the first nine months of 2010 as we accelerate our expansion plans.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first nine months was $11.5 million as compared to $37.6 million for the same period of 2010 as higher earnings were offset by increased capital spending.  We now expect free cash flow to be slightly positive for 2011.

Given the strong performance for the year and our current outlook, we are increasing our adjusted diluted EPS guidance for 2011 to $1.18 - $1.23 (from $1.05 - $1.12).  We are also raising our sales guidance for the year to $1,375 million - $1,400 million from $1,325 million - $1,375 million.

Third Quarter and Nine-Month Results

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2011	2010	% Change	2011	2010	% Change
Net sales	$351.8	$294.5	19.5%	$1,037.1	$862.6	20.2%
Net sales change in constant currency			17.3%			18.1%
Operating income	46.0	34.5	33.3%	142.6	98.8	44.3%
Net income	32.2	15.6	106.4%	96.0	54.5	76.1%
Diluted net income per common share	$0.32	$0.16		$0.95	$0.55

Non-GAAP measures:
Adjusted operating income	$48.7	$34.5	41.1%	$139.6	$102.3	36.5%
As a percentage of net sales	13.8%	11.7%		13.5%	11.9%
Adjusted net income	$34.0	$19.9	70.9%	$91.2	$57.5	58.6%
Adjusted diluted earnings per share	$0.34	$0.20		$0.91	$0.58

The Company’s performance measurements include operating and net income adjusted for special items, both of which are non-GAAP measures.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results.  Special items represent significant charges or credits that are important to understanding Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  The following is the reconciliation from GAAP to non-GAAP amounts.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2011	2010	2011	2010
Operating income	$46.0	$34.5	$142.6	$98.8
Other operating (income) expense (a)	2.7	—	(3.0)	3.5
Adjusted operating income	$48.7	$34.5	$139.6	$102.3

Net income	$32.2	$15.6	$96.0	$54.5
Other operating (income) expense, net of tax (a)	1.8	—	(2.3)	2.2
Non-operating expense, net of tax (b)	—	4.3	3.0	4.3
Benefit from tax audit settlement (c)	—	—	(5.5)	—
Tax credits (d)	—	—	—	(3.5)
Adjusted net income	$34.0	$19.9	$91.2	$57.5

(a)    Other operating expense for the quarter and nine months ended September 30, 2011 and for the first nine months of 2010 is the increase in environmental reserves primarily for remediation of a manufacturing facility sold in 1986. Other operating income for the nine months ended September 30, 2011 is a benefit from the curtailment of our U.K. pension plan.

(b)   Non-operating expense for the nine months ended September 30, 2011is the accelerated amortization of deferred financing costs and expensing of the call premium from the redemption of $150 million of 6.75% senior subordinated notes.  Non-operating expense for the third quarter and nine months of 2010 reflects $4.3 million after tax expense related to the acceleration of deferred financing costs due to the refinancing of our Senior Secured Credit Facility during the third quarter of 2010.

(c) Provision for income taxes includes a release of $5.5 million of reserves in the second quarter of 2011 primarily for uncertain tax positions as a result of an audit settlement.

(d)   New Clean Energy Manufacturing Tax Credits awarded in the first quarter of 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.

Net Sales

Net sales increased for the quarter and nine months ended September 30, 2011 over the same periods in 2010, primarily reflecting higher sales volume in the commercial aerospace markets.  On a constant currency basis, sales for the quarter ended September 30, 2011 were 17.3% higher than the same quarter in 2010 (19.5% increase at actual rates) and sales for the nine months ended September 30, 2011 were 18.1% higher than the nine months ended September 30, 2010 (20.2% increase at actual rates).

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2011 and 2010:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
Consolidated Net Sales	$351.8	$294.5	19.5%	$1,037.1	$862.6	20.2%
Commercial Aerospace	207.4	157.6	31.6%	612.8	470.6	30.2%
Space & Defense	80.9	74.4	8.7%	242.3	226.3	7.1%
Industrial	63.5	62.5	1.6%	182.0	165.7	9.8%

Composite Materials	$262.4	$224.6	16.8%	$795.5	$663.9	19.8%
Commercial Aerospace	138.4	110.3	25.5%	432.5	333.5	29.7%
Space & Defense	60.7	52.6	15.4%	183.1	166.4	10.0%
Industrial	63.3	61.7	2.6%	179.9	164.0	9.7%

Engineered Products	$89.4	$69.9	27.9%	$241.6	$198.7	21.6%
Commercial Aerospace	69.0	47.3	45.9%	180.3	137.1	31.5%
Space & Defense	20.2	21.8	(7.3)%	59.2	59.9	(1.2)%
Industrial	0.2	0.8	(75.0)%	2.1	1.7	23.5%

Commercial Aerospace:  Net sales increased $49.8 million, or 31.6% (31.2% on a constant currency basis), to $207.4 million for the third quarter of 2011.  Net sales for the nine months ended September 30, 2011 increased $142.2 million or 30.2% (29.3% on a constant currency basis) over the nine months ended September 30, 2010 to $612.8 million.   For the quarter, Airbus and Boeing related sales were up over 25%, as both new and legacy program sales were strong.   Revenues attributed to new aircraft programs (A380, A350, B787, and B747-8) represented more than 25% of commercial aerospace sales.  Sales to other commercial aerospace, which includes regional and business aircraft customers, were up over 30% compared to the same periods last year maintaining their improved level of the first two quarters of 2011.

Space & Defense: Net sales increased $6.5 million, or 8.7% (7.4% on a constant currency basis), to $80.9 million for the third quarter of 2011.  Net sales of $242.3 million for the nine months ended September 30, 2011 increased $16.0 million or 7.1% (5.7% on a constant currency basis), above the prior year level as sales from rotorcraft grew as blade retrofit programs are increasingly composite based.

Industrial: Net sales for the third quarter of 2011 were 1.6% higher (a decrease of 4.5% on a constant currency basis) as compared to the third quarter of 2010.  Net sales for the nine months ended September 30, 2011 increased $16.3 million or 9.8% (an increase of 3.9% on a constant currency basis) to $182.0 million.  Wind sales were down modestly in constant currency in the third quarter.  This was the third straight quarter of sequential growth for wind sales.  Industrial sales in constant currency, other than wind, were down slightly for the quarter but up modestly for the year to date in 2011.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
Gross margin	$86.5	$70.5	22.7%	$256.5	$215.0	19.3%
Percentage of sales	24.6%	23.9%		24.7%	24.9%

Gross margin increased $16.0 million for the third quarter of 2011 and $41.5 million for the first nine months of 2011 driven by higher sales.  Foreign exchange rates had a nominal impact.

Selling, General and Administrative Expenses (“SG&A”)

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
SG&A expense	$29.9	$28.7	4.2%	$92.5	$89.7	3.1%
Percentage of sales	8.5%	9.7%		8.9%	10.4%

On a constant currency basis, SG&A expenses for the third quarter were about 2% higher than last year for the quarter and nine-month period.

Research and Technology Expenses (“R&T”)

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
R&T expense	$7.9	$7.3	8.2%	$24.4	$23.0	6.1%
Percentage of sales	2.2%	2.5%		2.4%	2.7%

On a constant currency basis, R&T expenses were about 5% higher for the quarter and 3% higher for the nine months ended September 30, 2011.

Operating Income

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
Consolidated operating income	$46.0	$34.5	33.3%	$142.6	$98.8	44.3%
Operating margin	13.1%	11.7%		13.7%	11.5%

Composite Materials	45.1	34.3	31.5%	143.4	107.6	33.3%
Operating margin	16.3%	14.6%		17.1%	15.5%
Engineered Products	16.2	11.9	36.1%	40.6	33.9	19.8%
Operating margin	18.1%	17.0%		16.7%	17.0%
Corporate & Other	(15.3)	(11.7)	(30.8)%	(41.4)	(42.7)	3.0%

The increase in operating margin for the third quarter was driven by good cost control and higher sales volume.  Corporate and other, for the quarter and nine-month period ended September 30, 2011 and for the nine-month period ended September 30, 2010, included $2.7 million and $3.5 million, respectively, of additional environmental reserves.  Foreign exchange rates had a nominal impact on the results.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2011	2010	% Change	2011	2010	% Change
Interest expense, net	$2.2	$5.3	(58.5)%	$9.3	$19.0	(51.1)%
Percentage of sales	0.6%	1.8%		0.9%	2.2%

The decrease in interest expense for the quarter and nine-month period of 2011was primarily due to the lower borrowing rate as a result of the July 2010 refinancing and the February 2011 bond redemption, as well as lower outstanding debt. Also, we exclude forward points from the effectiveness assessment of our forward contracts designated as cash flow hedges and record them to interest expense.  This resulted in a reduction to interest expense of $0.9 million for the quarter and $0.8 million for the year to date and an increase to interest expense of $0.6 million and $0.4 million for last year’s comparable quarter and year to date.

Provision for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Income tax expense	$12.0	$6.8	$33.5	$18.9
Effective tax rate	27.4%	30.4%	26.1%	25.9%

The income tax provision was $12.0 million for the third quarter of 2011, an effective tax rate of 27.4%. The current quarter benefited from both the reduction in our estimated tax rate for the year from 31.8% to 31%, and the release of $1.0 million of reserves for uncertain tax positions. The nine-month period also included a $5.5 million of benefit resulting primarily from the release of reserves for uncertain tax positions as a result of an audit settlement.  Excluding these benefits, our effective tax rate would have been 31% for the nine months.  Last year’s third quarter tax provision was $6.8 million, a 30.4% effective tax rate.  The income tax provision for the nine months ended September 30, 2010 included $3.5 million of the New Clean Energy Manufacturing Tax Credits awarded in January 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.  The effective tax rate excluding these credits would have been 30.8%.

Financial Condition

Liquidity:  As of September 30, 2011, we had cash and cash equivalents of $48.4 million.  At September 30, 2011, total borrowings under the Senior Secured Credit Facility (the “Facility”) were $167.7 million, and the undrawn availability under the Facility was $208.8 million.  The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan, as of September 30, 2011, we had issued letters of credit under the Facility totaling $2.2 million.  In addition, we borrowed $3.8 million from the credit line established in China associated with our operations there.  As of September 30, 2011, our total debt, net of cash, was $200.4 million, a decrease of $14.6 million from December 31, 2010.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of September 30, 2011, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and our revolving credit facility. As of September 30, 2011, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2014.  Our term loan requires repayments at a rate of approximately $1.3 million per quarter through June 2012 and increasing to $2.5 million per quarter until June 2014.  Our next required payment of $1.3 million is due in December 2011.  Our revolver facility expires in July 2015.

Operating Activities:  Net cash provided by operating activities was $111.0 million in the first nine months of 2011, as compared to net cash provided by operating activities of $68.8 million in the first nine months of 2010 primarily from higher earnings.

Investing Activities:  Net cash used for investing activities of $104.7 million in the first nine months of 2011included $99.5 million for capital expenditures and $5.2 million for the settlement of a net investment hedge.  This compares to capital expenditures of $31.2 million during the first nine months of 2010.  The increase in capital spending in 2011 primarily reflects capacity expansions to meet the anticipated aerospace demand.  We expect accrual basis capital expenditures to be at the high end of the $150 to $175 million range estimated for 2011.

Financing Activities:  Financing activities used $77.7 million of net cash in the first nine months of 2011 compared with using $66.2 million in the same period of 2010.  On February 1, 2011, we redeemed $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 2.25%.  The redemption was primarily funded by a $135 million add-on to our senior secured credit facility that was completed in December 2010, of which $61 million was repaid in the first nine months of 2011 using cash on hand.

As a result of the redemption in 2011, we accelerated the unamortized financing costs of the senior subordinated notes being redeemed and expensed the call premium incurring a pretax charge of $4.9 million (after tax of $0.03 per diluted share) in the first quarter of 2011.

In 2010, we refinanced our Senior Secured Credit Facility and received $100 million of proceeds from a new term loan.  The new borrowings plus cash on hand were used to repay $134.1 million of term loans existing under the previous facility and $3.7 million of debt issuance costs related to the refinancing. Also, we repaid $30.0 million of our previous Senior Secured Credit Facility with cash on hand.

Financial Obligations and Commitments: As of September 30, 2011, current maturities of notes payable and capital lease obligations were $11.9 million.  The next significant scheduled debt maturity will not occur until 2014.   We have one capital lease for a building which expires in 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.   These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 —July 31, 2011	51,192		$23.59	0	0

August 1 —August 31, 2011	0		N/A	0	0

September 1 —September 30, 2011	0		N/A	0	0

Total	51,192	(1)	$23.59	0	0

(1) All shares were delivered by employees in payment of the exercise price of non-qualified stock options.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

October 24, 2011	/s/ Kimberly A. Hendricks
(Date)	Kimberly A. Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes.