Form 10-K
period 2011-12-31
HEXCEL CORP /DE/
filed 2012-02-07
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $2,109,541,949 based on the reported last sale price of common stock on June 30, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 2, 2012
COMMON STOCK	99,386,576

Documents Incorporated by Reference:

Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) — Part III.

PART I

ITEM 1. Business.

General Development of Business

Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983.  Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, adhesives, honeycomb, engineered honeycomb and composite structures, for use in Commercial Aerospace, Space & Defense and Industrial Applications. Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, bikes, skis and a wide variety of recreational products and other industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe and Russia.  We are also an investor in a joint venture in Malaysia, which manufactures composite structures for Commercial Aerospace applications.

Narrative Description of Business and Segments

We are a manufacturer of products within a single industry: Advanced Composites.  Hexcel has two segments, Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resins, prepregs and other fiber-reinforced matrix materials, and honeycomb core product lines.  The Engineered Products segment is comprised of lightweight high strength composite structures, molded components and specialty machined honeycomb product lines.

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2011.

Composite Materials

The Composite Materials segment manufactures and markets carbon fibers, fabrics and specialty reinforcements, prepregs and other fiber-reinforced matrix materials, structural adhesives, honeycomb, molding compounds, tooling materials, polyurethane systems and laminates that are incorporated into many applications, including military and commercial aircraft, wind turbine blades, recreational products, transport (cars, boats, trains) and other industrial applications.

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

•                  Boats, trains and performance cars

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

Industrial Fabrics and Specialty Reinforcements:  Industrial fabrics and specialty reinforcements are made from a variety of fibers, including carbon, aramid and other high strength polymers, several types of fiberglass, quartz, ceramic and other specialty fibers.  These reinforcements are used in the production of prepregs and other matrix materials used in primary and secondary structural aerospace applications such as wing components, horizontal and vertical stabilizer components, fairings, radomes and engine nacelles as well as overhead storage bins and other interior components.  Our reinforcements are also used in the manufacture of a variety of industrial and recreational products such as wind energy blades, automotive components, oil exploration and production equipment, boats, surfboards, skis and other sporting goods equipment.

Prepregs:  HexPly® prepregs are manufactured for sale to third-party customers and for internal use by our Engineered Products segment in manufacturing composite laminates and monolithic structures, including finished components for aircraft structures and interiors.  Prepregs are manufactured by combining high-performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material that, when cured, has exceptional structural properties not present in either of the constituent materials.  Prepreg reinforcements include glass, carbon, aramid, quartz, ceramic and other specialty fibers.  Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyester, polyimide and other specialty resins.

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

Resins:  HexFlow® polymer matrix materials are sold in liquid and film form for use in direct process manufacturing of composite parts.  Resins can be combined with fiber reinforcements in manufacturing processes such as resin transfer molding (RTM), resin film infusion (RFI) or vacuum assisted resin transfer molding (VARTM) to produce high quality composite components for both aerospace and industrial applications, without the need for customer investment in autoclaves.

Structural Adhesives:  We manufacture and market a comprehensive range of Redux® film and paste adhesives.  These structural adhesives, which bond metal to metal and composites and honeycomb structures, are used in the aerospace industry and for many industrial applications.

Honeycomb:  HexWeb® honeycomb is a lightweight, cellular structure generally composed of a sheet of nested hexagonal cells.  It can also be manufactured in over-expanded and asymmetric cell configurations to meet special design requirements such as contours or complex curvatures.  Honeycomb is primarily used as a lightweight core material and acts as a highly efficient energy absorber.  When sandwiched between composite or metallic facing skins, honeycomb significantly increases the stiffness of the structure, while adding very little weight.

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

The following table identifies the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS
Aernnova	Daher	Lockheed Martin
Alliant Techsystems	EADS (including Airbus and Eurocopter)	Northrop Grumman
BAE Systems	Embraer	Safran
The Boeing Company	FACC	Spirit Aerosystems
Bombardier	Finmeccanica	Textron
CFAN	Gamesa	Trek
CTRM Aero Composites	GKN	United Technologies
Cytec Engineered Materials	Goodrich	Vestas

MAJOR MANUFACTURING FACILITIES
Casa Grande, Arizona	Parla, Spain
Decatur, Alabama	Salt Lake City, Utah
Duxford, England	Seguin, Texas
Illescas, Spain	Stade, Germany
Les Avenieres, France	Tianjin, China
Nantes, France	Windsor, Colorado
Neumarkt, Austria

Net sales for the Composite Materials segment to third-party customers were $1,074.5 million in 2011, $904.5 million in 2010, and $856.5 million in 2009, which represented approximately 77%, of our net sales each year.  Net sales for composite materials are highly dependent upon the number of large commercial aircraft produced as further discussed under the captions “Significant Customers”, “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  In addition, about 5% of our total production of composite materials in 2011 was used internally by the Engineered Products segment.

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

HexMC® molded composite parts are a new form of cost-effective carbon fiber epoxy molding material that has now become baseline for a large number of primary structures on commercial airplanes. HexMC® enables complex shapes to be manufactured in series production while providing weight savings that are comparable to those achieved with aerospace carbon/epoxy prepregs.

The following table identifies the principal products and examples of the primary end-uses from the Engineered Products segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
ENGINEERED PRODUCTS	Composite Structures	• Aircraft structures and finished aircraft components, including wing to body fairings, wing panels, flight deck panels, door liners, helicopter blades, spars and tip caps

	Engineered Honeycomb	• Aircraft structural sub-components and semi-finished components used in helicopter blades, engine nacelles, and aircraft surfaces (flaps, wings, elevators and fairings)

	HexMC® molded composite parts	• Complex geometric parts for commercial aircrafts to replace traditionally metal parts including window frames, primary structure brackets and fittings as well as for certain industrial applications

Net sales for the Engineered Products segment to third-party customers were $317.9 million in 2011, $269.1 million in 2010, and $251.8 million in 2009, which represented approximately 23% of our net sales each year.

The Engineered Products segment has a 50% ownership interest in a Malaysian joint venture, Asian Composites Manufacturing Sdn. Bhd. (“ACM”) with Boeing Worldwide Operations Limited.  Under the terms of the joint venture agreement, Hexcel and The Boeing Company (“Boeing”) have transferred the manufacture of certain semi-finished composite components to this joint venture.  Hexcel purchases the semi-finished composite components from the joint venture, and inspects and performs additional skilled assembly work before delivering them to Boeing.  The joint venture also manufactures composite components for other aircraft component manufacturers.  ACM had revenue of $51 million, $45 million, and $39 million in 2011, 2010, and 2009, respectively.  For additional information on the Joint Venture investment see Note 5, Investments in Affiliated Companies.

The following table identifies the key customers and the major manufacturing facilities of the Engineered Products segment:

ENGINEERED PRODUCTS
KEY CUSTOMERS	MAJOR MANUFACTURING FACILITIES
The Boeing Company	Kent, Washington
Bombardier	Burlington, Washington
General Dynamics	Pottsville, Pennsylvania
General Electric	Welkenraedt, Belgium
GKN	Alor Setar, Malaysia (JV)
Hawker Beechcraft
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

Significant Customers

Approximately 30%, 31% and 27% of our 2011, 2010 and 2009 net sales, respectively, were to Boeing and related subcontractors.  Of the 30% of overall sales to Boeing and its subcontractors in 2011, 25% related to Commercial Aerospace market applications and 5% related to Space & Defense market applications.  Approximately 27%, 24% and 22% of our 2011, 2010 and 2009 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 27% of overall sales to EADS and its subcontractors in 2011, 24% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications.

In 2009, Vestas Wind Systems A/S accounted for nearly 12% of the Company’s total net sales.  In 2011 and 2010, their sales were less than 10% of the total net sales for each year.  All of these sales are included in the Composite Materials segment and are in the Industrial market.

Markets

Our products are sold for a broad range of end-uses. The following tables summarize our net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2011	2010	2009
Net Sales by Market
Commercial Aerospace	59%	55%	50%
Space & Defense	22	26	27
Industrial	19	19	23
Total	100%	100%	100%
Net Sales by Geography (a)
United States	52%	52%	48%
Europe	48	48	52
Total	100%	100%	100%

(a)          Net sales by geography based on the location in which the product sold was manufactured.

	2011	2010	2009
Net Sales to External Customers (b)
United States	44%	45%	42%
Europe	41	41	45
All Others	15	14	13
Total	100%	100%	100%

(b)          Net sales to external customers based on the location to which the product sold was delivered.

Commercial Aerospace

The Commercial Aerospace industry is our largest user of advanced composites.  Commercial Aerospace represented 59% of our 2011 net sales. Approximately 82% of these revenues can be identified as sales to Airbus, Boeing and their subcontractors for the production of commercial aircraft.  The remaining 18% of these revenues is for regional and business aircraft.  The economic benefits airlines can obtain from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced composites over traditional materials, have caused the industry to be the leader in the use of these materials.  While military aircraft and spacecraft have championed the development of these materials, Commercial Aerospace has had the greater consumption requirements and has commercialized the use of these products.  Accordingly, the demand for advanced structural material products is closely correlated to the demand for commercial aircraft.

The use of advanced composites in Commercial Aerospace is primarily in the manufacture of new commercial aircraft.  The aftermarket for these products is very small as many of these materials are designed to last for the life of the aircraft.  The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets.  The International Air Transport Association (IATA) estimates 2011 revenue passenger miles were 5.9% higher than 2010.  Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

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

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals.  This follows the trend previously seen in military fighter aircraft where advanced composites may now exceed 50% of the weight of the airframe.  Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950’s, contained almost no composite materials.  One of the first commercial aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and was built with an airframe containing approximately 6% composite materials.  The airframe of Boeing’s 777 aircraft, which entered service in 1995, is approximately 11% composite. The Airbus A380, which was first delivered in 2007, has approximately 23% composite content by weight.  Boeing’s latest aircraft, the B787, which entered into service in September 2011, has a content of more than 50% composite materials by weight. In December 2006, Airbus formally launched the A350 XWB (“A350”) which is also projected to have a composite content of 50% or more by weight.  Airbus targets the A350 to enter into service in 2014.  In 2011, both Airbus and Boeing announced new versions of their narrow body aircraft which will have new engines.  Airbus’ A320neo is expected to enter service in 2015 and Boeing’s B737 MAX in 2017.  It is expected that these new aircraft will offer more opportunities for composite materials than their predecessors.  We refer to this steady expansion of the use of composites in aircraft as the “secular penetration of composites” as it increases our average sales per airplane over time.

The impact on Hexcel of Airbus and Boeing’s production rate changes is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production.  We have products on all Airbus and Boeing planes.  The dollar value of our materials varies by aircraft type — twin aisle aircraft use more of our materials than narrow body aircraft and newer designed aircraft use more of our materials than older generations.  On average, for established programs, we deliver products into the supply chain about six months prior to aircraft delivery.  Depending on the product, orders placed with us are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer.  For aircraft that are in the development or ramp-up stage, such as the A350 and the B787, we will have sales as much as a few years in advance of the delivery.  Increased aircraft deliveries combined with the secular penetration of composites resulted in our Commercial Aerospace revenues increasing by approximately 28% in 2011 and 16% in 2010.  In 2009, Commercial Aerospace revenues declined by 22% as our customers adjusted their inventory levels and the regional and business aircraft market declined by more than 40% from 2008.

Set forth below are historical aircraft deliveries as announced by Airbus and Boeing:

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Airbus	182	229	294	311	325	303	305	320	378	434	453	483	498	510	534
Boeing	375	563	620	491	527	381	281	285	290	398	441	375	481	462	477
Total	557	792	914	802	852	684	586	605	668	832	894	858	979	972	1,011

Approximately 82% of our Commercial Aerospace revenues can be identified as sales to Airbus, Boeing and their subcontractors for the production of commercial aircraft.  Airbus and Boeing combined deliveries in 2011 were 1,011 aircraft, surpassing the previous high of 979 in 2009.  Based on Airbus and Boeing public estimates, the combined deliveries in 2012 are expected to be over 1,150 planes.  In 2011, the combined orders reported by Airbus and Boeing were for 2,224 planes, bringing their backlog at December 31, 2011 to 8,208 planes.  The balance of our Commercial Aerospace sales is related to regional and business aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.  Regional and business aircraft sales have shown steady recovery over the last several quarters to end 2011 with $150 million in sales, which was about 50% above the trough in late 2009 but down from the $200 million peak in 2008.

Space & Defense

The Space & Defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites.  The aggregate demand by Space & Defense customers is primarily a function of procurement of military aircraft that utilizes advanced composites by the United States and certain European governments.  We are currently qualified to supply materials to a broad range of over 100 helicopter, military aircraft and space programs.  The top ten programs by revenues represent about 50% of our Space & Defense revenues and no one program exceeds 15% of our revenues in this segment.  Key programs include the V-22 (Osprey) tilt rotor aircraft, the Blackhawk, the C-17, the F-35 (joint strike fighter or JSF), F/A-18E/F (Hornet), the European Fighter Aircraft (Typhoon), the NH90, the S76, the Tiger helicopters, and the EADS A400M military transport.  The benefits that we obtain from these programs will depend upon which are funded and the extent of such funding.  Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for launch vehicles, and buss and solar arrays for military and commercial satellites.

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

Industrial Markets

The revenue for this market segment includes applications for our products outside the Commercial Aerospace and Space & Defense markets. A number of these applications represent emerging opportunities for our products.  In developing new applications, we seek those opportunities where advanced composites technology offer significant benefits to the end user, often applications that demand high engineering performance.  Within this segment, the major end market sub-segments include, in order of size based on our 2011 sales, wind energy, general industrial applications, recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks), and transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications). Our participation in industrial market applications complements our commercial and military aerospace businesses, and we are committed to pursuing the utilization of advanced structural material technology where it can generate significant value and we can maintain a sustainable competitive advantage.

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

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”).  The primary raw material for PAN is acrylonitrile.  All of the PAN we produce is for internal carbon fiber production.  We consume approximately two-thirds by value of the carbon fiber we produce and sell the remainder of our output to third-party customers.  However, as one of the world’s largest consumers of high performance carbon fiber, we also purchase significant quantities of carbon fiber from external sources for our own use.  The sources of carbon fiber we can use in any product or application are sometimes dictated by customer qualifications or certifications.  Otherwise we select a carbon fiber based on performance, price and availability.  With the increasing demand for carbon fiber, particularly in aerospace applications, we have more than doubled our PAN and carbon fiber capacity over the past several years to serve the growing needs of our customers and our own downstream products and we are continuing to expand our capacity to meet our customers’ forecasted requirements. After a new production line starts operating, it can take over a year to be certified for aerospace qualifications.  However, these lines can start supplying carbon fiber for many industrial and recreational applications within a short time period.

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

Our products rely primarily on our expertise in materials science, textiles, process engineering and polymer chemistry.  Consistent with market demand, we have been placing more emphasis on higher performing products and cost effective production processes while seeking to improve the consistency of our products and our capital efficiency.  Towards this end, we have entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories.  We believe that we possess unique capabilities to design, develop and manufacture composite materials and structures.  We have over 700 patents and pending applications worldwide, and have granted technology licenses and patent rights to several third parties primarily in connection with joint ventures and joint development programs.  It is our policy to actively enforce our proprietary rights. We believe that the patents and know-how rights currently owned or licensed by Hexcel are adequate for the conduct of our business. We do not believe that our business would be materially affected by the expiration of any single patent or series of related patents, or by the termination of any single license agreement or series of related license agreements.

We spent $32.6 million, $30.8 million and $30.1 million for R&T in 2011, 2010 and 2009, respectively.  Our 2011 spending is 5.8% higher than 2010.  Our spending on a quarter to quarter basis fluctuates depending upon the amount of new product development and qualification activities, particularly in relation to commercial aircraft applications, that are in progress.  These expenditures are expensed as incurred.

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

Our aggregate environmental related accruals at December 31, 2011 and 2010 were $5.0 million and $7.3 million, respectively.  As of December 31, 2011 and December 31, 2010, $3.3 million and $4.2 million, respectively, were included in “Other current accrued liabilities”, with the remainder included in “Other non-current liabilities”.  As related to certain of our environmental matters, our accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range.  If we had accrued for these matters at the high end of the range of possible outcomes, our accruals would have been $6.8 million and $8.8 million at December 31, 2011 and 2010, respectively.  Environmental remediation spending charged directly to our reserve balance for 2011, 2010 and 2009, was $5.7 million, $4.8 million and $2.8 million, respectively.  In addition, our operating costs relating to environmental compliance were $10.3 million, $9.5 million and $10.0 million, for 2011, 2010, and 2009, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $4.1 million, $1.7 million and $4.8 million for 2011, 2010 and 2009 respectively.

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

Sales and Marketing

A staff of salaried market managers, product managers and sales personnel sell and market our products directly to customers worldwide.  We also use independent distributors and manufacturer representatives for certain products, markets and regions.  In addition, we operate various sales representation offices in the Americas, Europe, Asia Pacific and Russia.

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

Employees

As of December 31, 2011, we employed 4,508 full-time employees and contract workers, 2,584 in the United States and 1,924 in other countries.  Of the 4,508 full-time employees, less than 17% were represented by collective bargaining agreements.  We believe that our relations with employees and unions are good.  The number of full-time employees and contract workers as of December 31, 2010 and 2009 was 4,043 and 3,734, respectively.

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

Some of the markets in which we operate have been, to varying degrees, cyclical and have experienced downturns.  A downturn in these markets could occur at any time as a result of events that are industry specific or macroeconomic and in the event of a downturn, we have no way of knowing if, when and to what extent there might be a recovery.  Any deterioration in any of the cyclical markets we serve could adversely affect our financial performance and operating results.

At December 31, 2011, Airbus and Boeing had a combined backlog of 8,208 aircraft, which is about eight years of production at current delivery rates.  To the extent any significant deferrals, cancellations or reduction in demand results in decreased aircraft build rates, it would reduce net sales for our Commercial Aerospace products and as a result reduce our operating income.  Approximately 59% of our net sales for 2011 were derived from sales to the Commercial Aerospace industry, which includes 82% from Airbus and Boeing aircraft and 18% from regional and business aircraft.  Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including terrorist events and any subsequent military response, changes in the propensity for the general public to travel by air, a rise in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases, inventory corrections or disruptions throughout the supply chain and slower macroeconomic growth.  Both Airbus and Boeing have experienced various delays in their newest aircraft programs, including the A380, B787, B747-8, A400M, and A350.  These delays have delayed and may continue to delay our expected growth or our effective utilization of capacity installed for such growth.  Future delays in these or other major new customer programs could similarly impact our results.

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

We have concentrated customers in the Commercial Aerospace and wind energy markets.  In the Commercial Aerospace market, approximately 82%, and in the Space & Defense market, approximately 35%, of our 2011 net sales were made to Boeing and EADS (including Airbus) and their related subcontractors.  For the years ended December 31, 2011 and December 31, 2010, approximately 29% and 31% of our total consolidated net sales were to Boeing and its related subcontractors, respectively, and approximately 28% and 24% of our total consolidated net sales, respectively, were to EADS, including Airbus and its related subcontractors.  In the wind energy market, our primary customer is Vestas Wind Systems A/S.  Significant changes in the demand for our customers’ end products, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers.  The loss of, or significant reduction in purchases by, Boeing, EADS and Vestas or any of our other significant customers could materially impair our business, operating results, prospects and financial condition.  The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors.

Reductions in space and defense spending could result in a decline in our net sales.

The growth in military aircraft production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow and the increased demand for replacement helicopter blades may not continue. The production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 23% of our net sales in 2011 were derived from space and defense industries.

A decrease in supply, interruptions at key facilities or an increase in cost of raw materials could result in a material decline in our profitability.

Our profitability depends largely on the price and continuity of supply of raw materials, which may be supplied through a sole source or a limited number of sources.  We purchase large volumes of raw materials, such as epoxy and phenolic resins, carbon fiber, fiberglass yarn, aluminum foil and aramid paper.  Any restrictions on the supply, or an increase in the cost, of our raw materials could significantly reduce our profit margins.  Efforts to mitigate restrictions on the supply or price increases of these raw materials by long-term purchase agreements, productivity improvements or by passing cost increases to our customers may not be successful.

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

We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future.  In 2011, 48% of our production and 56% of our customer sales occurred outside of the United States.  Additionally, we have invested significant resources in our international operations and we intend to continue to make such investments in the future. Our international operations are subject to numerous risks, including: (a) general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy; (b) the difficulty of enforcing agreements and collecting receivables through some foreign legal systems; (c) foreign customers may have longer payment cycles than customers in the U.S.; (d) cost of compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology; (e) tax rates in some foreign countries may exceed those of the U.S. and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions; governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities; and (f) the potential difficulty in enforcing our intellectual property rights in some foreign countries, and the potential for the intellectual property rights of others to affect our ability to sell product in certain markets.  Any one of these could adversely affect our financial condition and results of operations.

In addition, fluctuations in currency exchange rates may influence the profitability and cash flows of our business.  For example, our European operations sell a portion of the products they produce in U.S. dollars, yet the labor, overhead costs and portions of material costs incurred in the manufacture of those products are denominated in Euros, British pounds sterling or U.S. dollars. As a result, the local currency margins of goods manufactured with costs denominated in local currency, yet sold in U.S. dollars, will vary with fluctuations in currency exchange rates, reducing when the U.S. dollar weakens against the Euro and British pound sterling. In addition, the reported U.S. dollar value of the local currency financial statements of our foreign subsidiaries will vary with fluctuations in currency exchange rates. While we enter into currency exchange and hedge agreements from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures, and our earnings are impacted by changes in currency exchange rates.

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

We have been named as a “potentially responsible party” under the U.S. Superfund law or similar state laws at several sites requiring clean up. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances liability may be joint and several, resulting in one responsible party being held responsible for the entire obligation.  Liability may also include damages to natural resources.  We have incurred and likely will continue to incur expenses to investigate and clean up certain of our existing and former facilities, for which we believe we have adequate reserves.  The ongoing operation of our manufacturing plants also entails environmental risks, and we may incur material costs or liabilities in the future which could adversely affect us. Although most of our properties have been the subject of environmental site assessments, there can be no assurance that all potential instances of soil and groundwater contamination have been identified, even at those sites where assessments have been conducted. Accordingly, we may discover previously unknown environmental conditions and the cost of remediating such conditions may be material.  See “Legal Proceedings” below and Note 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to future prospects, developments and business strategies.  These forward-looking statements are identified by their use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should”, “would”, “will” and similar terms and phrases, including references to assumptions.  Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and new facilities and the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and tax credit carryforwards; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, fluctuations in commodity prices, and fluctuations in the market price of our common stock and the impact of the above factors on our expectations of 2012 financial results.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements, cost reductions and capacity additions, and conditions in the financial markets.

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

Manufacturing Facilities

Facility Location	Segment	Principal Products
United States:
Decatur, Alabama	Composite Materials	PAN Precursor (used to produce Carbon Fibers)
Salt Lake City, Utah	Composite Materials	Carbon Fibers; Prepregs
Seguin, Texas	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Casa Grande, Arizona	Composite Materials	Honeycomb and Honeycomb Parts
Windsor, Colorado	Composite Materials	Prepregs
Kent, Washington	Engineered Products	Composite structures
Pottsville, Pennsylvania	Engineered Products	Engineered Honeycomb Parts
Burlington, Washington	Engineered Products	Engineered Honeycomb Parts
International:
Dagneux, France	Composite Materials	Prepregs
Nantes, France	Composite Materials	Prepregs
Les Avenieres, France	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Illescas, Spain	Composite Materials	Carbon Fibers
Parla, Spain	Composite Materials	Prepregs
Neumarkt, Austria	Composite Materials	Prepregs
Duxford, United Kingdom	Composite Materials	Prepregs; Adhesives; Honeycomb and Honeycomb Parts
Stade, Germany	Composite Materials	Prepregs
Welkenraedt, Belgium	Engineered Products	Engineered Honeycomb Parts
Tianjin, China	Composite Materials	Prepregs

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have been remediating this site in accordance with an approved plan.  In the first quarter of 2010, we implemented new technology to enhance the remediation system to accelerate completion of the remediation.  We had expected to substantially complete the remediation by the end of 2011, but severe regional flooding, most recently from hurricane Irene, extended the completion date to the first half of 2012 and increased the remediation costs.  Consequently, in 2011, we accrued an additional $2.5 million related to this extended remediation which increased the accrual to $2.8 million at December 30, 2011.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  In May 2005, the NJDEP dismissed us from the Directive.  In February 2004, 42 entities including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed into an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate.  Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties will also receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options ranged from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS; the EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustee for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time.  Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures, and have produced initial documents to Tierra and Maxus, pursuant to an order of the court.  We expect additional discovery and litigation activities to occur during 2012.  The court has issued a trial plan that contemplates a liability trial for third-party defendants (including Hexcel) in April 2013, with additional proceedings if necessary to allocate costs between third-party defendants in January 2014.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, with one exception, without withdrawing our defenses.  As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified  The total accrued liability related to this matter was $1.4 million at December 31, 2011.

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

Environmental remediation reserve activity for the three years ended December 31, 2011 was as follows:

	For the year ended December 31,
(In millions)	2011	2010	2009
Beginning remediation accrual balance	$7.3	$8.3	$9.2
Current period expenses	3.4	3.8	1.9
Cash expenditures	(5.7)	(4.8)	(2.8)
Ending remediation accrual balance	$5.0	$7.3	$8.3

Capital expenditures for environmental matters	$4.1	$1.7	$4.8

Environmental Summary

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2011 and 2010, our aggregate environmental related accruals were $5.0 million and $7.3 million, respectively. As of December 31, 2011 and 2010, $3.3 million and $4.2 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accruals were estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $6.8 million and $8.8 million at December 31, 2011 and 2010, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $5.7 million and $4.8 million for the years ended December 31, 2011 and 2010, respectively.  In addition, our operating costs relating to environmental compliance charged directly to expense were $10.3 million and $9.5 million for the years ended December 31, 2011 and 2010.  Capital expenditures for environmental matters were $4.1 million and $1.7 million for the years ended December 31, 2011 and 2010, respectively.

ITEM 4. Mine Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Hexcel common stock is traded on the New York Stock Exchange.  The range of high and low sales prices of our common stock on the New York Stock Exchange is contained in Note 22 to the accompanying consolidated financial statements of this Annual Report on Form 10-K and is incorporated herein by reference.

Hexcel did not declare or pay any dividends in 2011, 2010 or 2009.  The payment of dividends is limited under the terms of certain of our debt agreements. Hexcel does not intend to pay dividends in the foreseeable future, as cash generated from operations will be used primarily to support capital expenditures or pay down debt.

On February 2, 2012 there were 989 holders of record of our common stock.

The following chart provides information regarding repurchases of Hexcel common stock:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 — October 31, 2011	17,735		$25.84	0	0

November 1 — November 30, 2011	0		NA	0	0

December 1 — December 31, 2011	36,733		23.92	0	0

Total	54,468	(1)	$24.55	0	0

(1) All Shares were delivered by employees in payment of the exercise price of non-qualified stock options.

ITEM 6. Selected Financial Data

The information required by Item 6 is contained on page 25 of this Annual Report on Form 10-K under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 26 to 36 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 36 to 38 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 43 to 73 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm is contained on page 42 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting is contained on page 41 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B. Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2011.  Such information is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2011.  Such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2011.  Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2011.  Such information is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by Item 14 will be contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2011.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for each of the three years ended December 31, 2011

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years ended December 31, 2011

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedule for the three years ended December 31, 2011:

Schedule II — Valuation and Qualifying Accounts

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

3.3	Amended and Restated Bylaws of Hexcel Corporation (incorporated by reference to Exhibit 3 to Hexcel’s Current Report on Form 8-K dated December 7, 2011).

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

10.1(a)

Amendment No. 1 to Credit Agreement, dated as of January 19, 2012, entered into by and among Hexcel Corporation, Hexcel Holdings SASU, Bank of America, N.A., in its capacity as administrative agent for the Lenders and each of the Lenders signatory thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 25, 2012).

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

10.5

Special Warranty Deed made and entered into January 20, 2012, by and between the United States of America, as Grantor, acting by and through its legal agent, the Tennessee Valley Authority, and Hexcel Corporation, as Grantee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 25, 2012).

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

10.6(b)*	Hexcel Corporation 2003 Incentive Stock Plan as amended and restated May 19, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 24, 2005).

10.6(c)*

Hexcel Corporation 2003 Incentive Stock Plan as amended and restated December 31, 2008 (incorporated herein by reference to Exhibit 99.12 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.6(d)*

Hexcel Corporation 2003 Incentive Stock Plan, as amended and restated as of May 7, 2009 (incorporated herein by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.7*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997 and March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on July 26, 1999).

10.7(a)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997, March 25, 1999 and December 2, 1999 (incorporated by reference to Exhibit 10.3(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.7(b)*	Hexcel Corporation Incentive Stock Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex A of the Company’s Proxy Statement dated March 31, 2000).

10.7(c)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 (incorporated herein by reference to Exhibit 10.3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.7(d)*

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

10.10*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.11*	Form of Employee Option Agreement (2012).

10.12*	Form of Employee Option Agreement (2010) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.13*	Form of Employee Option Agreement (2009) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.14*	Modification to Option Agreements (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.15*	Form of Employee Option Agreement (2008) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.16*	Form of Employee Option Agreement (2007) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.17*	Form of Employee Option Agreement (2005 and 2006) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 12, 2005).

10.18*	Form of Employee Option Agreement (2004) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.19*	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.20*	Form of Employee Option Agreement (2002) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.21*

Form of Retainer Fee Option Agreement for Non-Employee Directors (2000-2002) (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.22*	Form of Restricted Stock Unit Agreement (2012).

10.23*	Form of Restricted Stock Unit Agreement (2010) (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.24*	Form of Restricted Stock Unit Agreement (2009) (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.25*	Form of Performance Based Award Agreement (2012) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2012).

10.26*	Form of Performance Based Award Agreement (2010) (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.27*	Form of Performance Based Award Agreement (2009) (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.28*

Hexcel Corporation Nonqualified Deferred Compensation Plan, Effective as of January 1, 2005, Amended and Restated as of December 31, 2008 (incorporated herein by reference to Exhibit 99.14 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.29*

Amended and Restated Employment Agreement between Hexcel Corporation and David E. Berges, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.30(a)*

Employee Option Agreement dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(a) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.30(b)*

Employee Option Agreement (performance-based option) dated as of July 30, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(b) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.30(c)*

Amended and Restated Supplemental Executive Retirement Agreement dated December 31, 2008, between David E. Berges and Hexcel Corporation (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.30(d)*

Letter Agreement dated August 1, 2001 between Hexcel Corporation and David E. Berges (incorporated by reference herein to Exhibit 10.37(e) to Hexcel’s Registration Statement on Form S-4 (No. 333-66582), filed on August 2, 2001).

10.30(e)*

Letter Agreement dated August 28, 2001 between Hexcel Corporation and David E. Berges (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.31*

Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation (incorporated herein by reference to Exhibit 99.1 to Hexcel’s Current Report on Form 8-K dated October 28, 2009).

10.31(a)*

Employment and Severance Agreement between Hexcel Corporation and Nick L. Stanage, dated October 28, 2009 (incorporated herein by reference to Exhibit 99.2 to Hexcel’s Current Report on Form 8-K dated October 28, 2009). .

10.31(b)*

Form of Restricted Stock Unit Agreement, to be entered into on November 9, 2009, by and between Hexcel Corporation and Nick L. Stanage (incorporated herein by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated October 28, 2009).

10.31(c)*

Letter Agreement, dated October 28, 2009, by and between Hexcel Corporation and Nick L. Stanage (incorporated herein by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated October 28, 2009).

10.32*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Wayne C. Pensky, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.4 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.32(a)*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Wayne C. Pensky, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated January 7, 2008).

10.33*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Ira J. Krakower, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.5 to Hexcel’s Current Report on Form 8-K dated

January 7, 2009).

10.33(a)*

Amended and Restated Supplemental Executive Retirement Agreement dated December 31, 2008, between Ira J. Krakower and Hexcel Corporation (incorporated herein by reference to Exhibit 99.3 to Hexcel’s Current Report on Form 8-K dated January 7, 2009).

10.34*

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

10.35*	Director Compensation Program, as of June 30, 2010 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.36*	Hexcel Corporation 2009 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Hexcel Corporation

February 7, 2012	/s/ DAVID E. BERGES
(Date)	David E. Berges
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

Signature	Title	Date

/s/ DAVID E. BERGES	Chairman of the	February 7, 2012
(David E. Berges)	Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ WAYNE PENSKY	Senior Vice President and	February 7, 2012
(Wayne Pensky)	Chief Financial Officer
(Principal Financial Officer)

/s/ KIMBERLY HENDRICKS	Vice President, Corporate Controller and
(Kimberly Hendricks)	Chief Accounting Officer	February 7, 2012
(Principal Accounting Officer)

/s/ JOEL S. BECKMAN	Director	February 7, 2012
(Joel S. Beckman)

/s/ LYNN BRUBAKER	Director	February 7, 2012
(Lynn Brubaker)

/s/ JEFFREY C. CAMPBELL	Director	February 7, 2012
(Jeffrey C. Campbell)

/s/ SANDRA L. DERICKSON	Director	February 7, 2012
(Sandra L. Derickson)

/s/ W. KIM FOSTER	Director	February 7, 2012
(W. Kim Foster)

/s/ THOMAS A. GENDRON	Director	February 7, 2012
(Thomas A. Gendron)

/s/ JEFFREY A. GRAVES	Director	February 7, 2012
(Jeffrey A. Graves)

/s/ DAVID C. HILL	Director	February 7, 2012
(David C. Hill)

/s/ DAVID L. PUGH	Director	February 7, 2012
(David L. Pugh)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2011	2010	2009	2008	2007(a)

Results of Operations:
Net sales	$1,392.4	$1,173.6	$1,108.3	$1,324.9	$1,171.1
Cost of sales	1,050.3	891.0	859.8	1,035.7	888.1
Gross margin	342.1	282.6	248.5	289.2	283.0

Selling, general and administrative expenses	120.5	118.5	107.2	112.9	114.0
Research and technology expenses	32.6	30.8	30.1	31.4	34.2
Business consolidation and restructuring expenses	—	—	—	3.8	7.3
Other (income) expense, net	(3.0)	3.5	7.5	10.2	12.6
Operating income	192.0	129.8	103.7	130.9	114.9

Interest expense, net	11.6	23.2	26.1	20.2	22.5
Non-operating expense, net	4.9	6.8	—	—	—
Income from continuing operations before income taxes, equity in earnings and discontinued operations	175.5	99.8	77.6	110.7	92.4
Provision for income taxes	41.6	22.9	22.0	15.6	33.4
Income from continuing operations before equity in earnings and discontinued operations	133.9	76.9	55.6	95.1	59.0
Equity in earnings from and gain on sale of investments in affiliated companies	1.6	0.5	0.7	16.1	4.3
Net income from continuing operations	135.5	77.4	56.3	111.2	63.3
Loss from discontinued operations, net of tax	—	—	—	—	(2.0)
Net income	$135.5	$77.4	$56.3	$111.2	$61.3
Basic net income (loss) per common share:
Continuing operations	$1.37	$0.79	$0.58	$1.15	$0.67
Discontinued operations	—	—	—	—	(0.02)
Net income per common share	$1.37	$0.79	$0.58	$1.15	$0.65

Diluted net income (loss) per common share:
Continuing operations	$1.35	$0.77	$0.57	$1.14	$0.66
Discontinued operations	—	—	—	—	(0.02)
Net income per common share	$1.35	$0.77	$0.57	$1.14	$0.64

Weighted-average shares outstanding:
Basic	98.8	97.6	96.9	96.4	94.7
Diluted	100.7	99.9	98.2	97.6	96.5

Financial Position:
Total assets	$1,376.1	$1,258.1	$1,246.6	$1,210.3	$1,060.5
Working capital	$276.8	$291.8	$259.4	$256.5	$190.7
Long-term notes payable and capital lease obligations	$238.3	$304.6	$358.8	$392.5	$315.5
Stockholders’ equity (b)	$802.2	$659.4	$575.6	$509.2	$427.6

Other Data:
Depreciation	$55.3	$53.2	$46.6	$43.9	$39.8
Accrual basis capital expenditures	$184.5	$60.7	$85.7	$177.3	$120.6
Shares outstanding at year-end, less treasury stock	98.8	97.4	96.6	96.4	95.8

(a)          All financial data presented has been restated to report our U.S. EBGI business and our Architectural business in France as discontinued operations.  These businesses were sold in 2007.

(b)         No cash dividends were declared per share of common stock during any of the five years ended December 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2011	2010	2009
Net sales	$1,392.4	$1,173.6	$1,108.3
Gross margin %	24.6%	24.1%	22.4%
Other (income) expense, net	$(3.0)	$3.5	$7.5
Operating income (a)	$192.0	$129.8	$103.7
Operating income %	13.8%	11.1%	9.4%
Interest expense, net	$11.6	$23.2	$26.1
Non-operating other expenses	$4.9	$6.8	$—
Provision for income taxes	$41.6	$22.9	$22.0
Equity in earnings from investments in affiliated companies	$1.6	$0.5	$0.7
Net income (a)	$135.5	$77.4	$56.3
Diluted net income per common share	$1.35	$0.77	$0.57

(a) The Company uses non-GAAP financial measures, including operating income adjusted for items included in other (income) expense, net, net income adjusted for items included in non-operating expenses, the effective tax rate adjusted for certain out of period items and free cash flow. Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods. These adjustments represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not determined in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance. Reconciliations to adjusted operating income and adjusted net income are provided below:

	Year Ended December 31,
(In millions)	2011	2010	2009
GAAP operating income	$192.0	$129.8	$103.7
Other (income) expense, net (1)	(3.0)	3.5	7.5
Adjusted operating income (Non-GAAP)	$189.0	$133.3	$111.2

	Year Ended December 31,
(In millions)	2011	2010	2009
GAAP net income	$135.5	$77.4	$56.3
Tax adjustments (2)	(11.3)	(6.4)	—
Other (income) expense, net of tax (1)	(2.3)	2.2	5.6
Non-operating expense, net of tax (3)	3.0	4.3	—
Adjusted net income (Non-GAAP)	$124.9	$77.5	$61.9

	Year Ended December 31,
(In millions)	2011	2010	2009
Net cash provided by operating activities	$170.5	$126.5	$172.8
Capital expenditures and deposits for capital purchases	(158.0)	(48.8)	(98.4)
Free cash flow	$12.5	$77.7	$74.4

(1) Other (income) expense, net for the year ended December 31, 2011 includes a $5.7 million benefit from the curtailment of a pension plan and other expense of $2.7 million for the increase in environmental reserves primarily for remediation of a manufacturing facility sold in 1986. 2010 includes a $3.5 million increase in environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  2009 includes $5.6 million in legal settlement expense, $1.1 million in environmental expenses for previously sold operations offset by a $1.1 million adjustment to a prior year gain on sale of operations.

(2) Tax adjustments in 2011 include a $5.8 million benefit from the reversal of valuation allowances against net operating loss and foreign tax credit carryforwards and a tax benefit from the release of $5.5 million of reserves primarily for uncertain tax positions as a result of an audit settlement.  Tax adjustments in 2010 include a $2.9 million benefit from the reversal of valuation allowances against U.S. deferred tax assets and a $3.5 million benefit from New Clean Energy Manufacturing Tax Credits awarded in January 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.  See Note 9 in the accompanying consolidated financial statements for further detail.

(3) Non-operating expense, net of tax, in 2011 includes $3.0 million after tax expense for the accelerated amortization of deferred financing costs and expensing of the call premium from the redemption of $150 million of 6.75% senior subordinated notes.  Non-operating expense, net of tax, includes $4.3 million after tax expense related to the acceleration of deferred financing costs due to the refinancing of our Senior Secured Credit Facility in 2010.

Business Trends

Our total sales in 2011 increased 19% over 2010.  In constant currency and by market, our Commercial Aerospace sales increased 27%, Space & Defense sales increased 2%, while our Industrial sales increased 9%.  The Commercial Aerospace market represents 59% of our sales, followed by Space & Defense at 23% and Industrial at 18%.

•                  In 2011, our Commercial Aerospace sales increased by 28% (27% in constant currency).  Airbus and Boeing related sales, which comprised 82% of our Commercial Aerospace sales, were up over 25% led by new programs and increased production for their legacy programs.  Almost all of our Commercial Aerospace sales are for new aircraft as we have only nominal aftermarket sales.  The regional and business aircraft market, which account for 18% of Commercial Aerospace sales, increased 34% for the year. These sales were $150 million for the year, down from the 2008 peak of $200 million but about 50% above the trough late in 2009.

•                  Airbus and Boeing combined deliveries in 2011 were 1,011 aircraft, exceeding the previous high of 979 in 2009.  The demand for new commercial aircraft is principally driven by two factors.  The first is airline passenger traffic (measured by revenue passenger miles) and the second is the replacement rate for existing aircraft.  The International Air Transport Association (IATA) estimates 2011 revenue passenger miles were 5.9% higher than 2010.  Combined orders for 2011 were 2,220 planes, more than double the 1,104 orders for 2010.  Backlog at the end of 2011 increased to 8,208 planes, about eight years of backlog at the current delivery pace.  Airbus and Boeing have announced rate increases for each of their current production models in the past year.  Based on Airbus and Boeing projections, 2012 deliveries are estimated to be over 1,150 aircraft.

•                  Overall the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.  These new programs include the A380, A350, B787, and the B747-8.  The Airbus A380 (“A380”) had 26 deliveries in 2011 and a cumulative total of 67 deliveries through December 31, 2011.  The A380 has 23% composite content by weight and has more Hexcel material used in its production than any aircraft currently in service, over $3 million per plane.  At December 31, 2011, Airbus had a backlog of 186 orders for the A380.  Hexcel has been awarded a contract to supply carbon fiber composite materials for major primary structures for the A350, which Airbus has indicated will have more than 50% composite content by weight.  This contract covers the entire family of the A350 aircraft through 2025 and as the design and usage of various composite materials have yet to be finalized, the amount of revenue this award will generate has not yet been determined.  In addition, there will be opportunities for additional Hexcel products for the plane which we are actively pursuing.  We expect that our content of materials per A350 will exceed the amount we have on the A380.  As of December 31, 2011, Airbus has received 537 orders for the A350, which it projects will enter into service in 2014. As of December 31, 2011, Boeing had recorded 857 orders for its B787 aircraft.  The B787 has about 52% composite content by weight, including composite wings and fuselage, compared to the 11% composite content used in the construction of its B777 aircraft and 6% for the B767 the aircraft it is primarily replacing.  The B787 entered into service in September 2011.  Hexcel has $1.3 million to $1.6 million of content per plane, depending upon which engines are used.  While the B747-8 is structurally an aluminum intensive aircraft, new engines and nacelles provide Hexcel with the opportunity for significant additional revenues.  The freighter version of the B747-8 went into service in October 2011 and the passenger version is expected in 2012. The B747-8 has slightly more Hexcel content per plane than the B787.  Our sales on these four new programs comprised more than 25% of our total Commercial Aerospace sales and we expect them to represent an increasing percent of our Commercial Aerospace sales in the future.

•                  In addition to the new programs discussed above, both Airbus and Boeing have announced new versions of their narrowbody planes that will have new engines.  Airbus’ A320neo is expected to enter service in 2015, while the Boeing’s B737 MAX is expected to enter service in 2017.  Both of these aircraft are expected to provide opportunities for Hexcel to increase its content on these new programs.

•                  Our regional and business aircraft sales of $150 million increased 34% in 2011. This segment of the market was significantly impacted by the general deterioration of the global economy and announced production cut-backs in 2009, and declined about 40% in 2009 from the peak 2008 sales.

•                  Our Space & Defense constant currency sales increased 2.0% over 2010.  Rotorcraft sales continue to be strong and we continue to benefit from our extensive qualifications to supply composite materials and structures. Numerous new helicopter programs in development, as well as upgrade or retrofit programs, have an increased reliance on Composite Materials products such as carbon fiber, prepregs, and honeycomb core to improve blade performance.  Key programs include the V-22 (Osprey) tilt rotor aircraft, the Blackhawk, the C-17, the F-35 (joint strike fighter or JSF), F/A-18E/F (Hornet), the European Fighter Aircraft (Typhoon), the NH90, the S76, the Tiger helicopters and the EADS A400M military transport.  In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing.

•                  Our Industrial sales increased by 14% (9% in constant currency) in 2011 from 2010.  Industrial sales include wind energy, recreation, and transportation and general industrial applications, with wind being the largest submarket.  Excluding wind energy sales, the rest of the Industrial sales grew almost 5% as compared to 2010.

•                  Wind energy revenues for 2011 were up more than 15%, in constant currency over 2010 which suffered from inventory corrections by our largest wind customer (Vestas).  Our wind sales grew sequentially in each quarter of 2011.

We are well positioned for 2012 with large backlogs at the end of 2011 for our key commercial aerospace and wind customers.  Our current expectations are that total revenues for 2012 will be in the range of $1,500 million to $1,600 million, on a constant currency basis, generating diluted earnings per share of $1.33 to $1.45.  We expect capital expenditures to be $250 million to $275 million which will be funded through cash from operating activities, cash on hand and available borrowings under the revolver facility.

Results of Operations

2011 was a record performance year for the company.  Our sales of nearly $1.4 billion were $67.5 million, or 5%, higher than our previous high in 2008, our adjusted operating income of $189.0 million (or 13.6% of sales) was 30% higher than our previous high of $144.9 million in 2008, and our adjusted net income of $124.9 million was 57% higher than our previous high of $79.7 million in 2008.

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

Net Sales:  Consolidated net sales of $1,392.4 million for 2011 were $218.8 million higher than the $1,173.6 million of net sales for 2010.  The sales increase in 2011 reflects increased volume in Commercial Aerospace driven by new aircraft programs and increased build rates.  Consolidated net sales of $1,173.6 million for 2010 were $65.3 million higher than the $1,108.3 million of net sales for 2009, due to volume increases in Commercial Aerospace.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in 2010 as in 2011 (“in constant currency”), consolidated net sales for 2011 would have been $203.4 million, or 17.1%, higher than 2010.  In constant currency, consolidated net sales for 2010 would have been $76.8 million, or 7.0% higher than 2009 net sales.

The following table summarizes net sales to third-party customers by segment and end market segment in 2011, 2010 and 2009:

(In millions)	Commercial Aerospace	Space & Defense	Industrial	Total
2011 Net Sales
Composite Materials	$586.1	$241.3	$247.1	$1,074.5
Engineered Products	237.4	78.1	2.4	317.9
Total	$823.5	$319.4	$249.5	$1,392.4
	59%	23%	18%	100%
2010 Net Sales
Composite Materials	$459.4	$229.3	$215.8	$904.5
Engineered Products	185.3	81.2	2.6	269.1
Total	$644.7	$310.5	$218.4	$1,173.6
	55%	26%	19%	100%
2009 Net Sales
Composite Materials	$384.7	$220.5	$251.3	$856.5
Engineered Products	171.5	78.9	1.4	251.8
Total	$556.2	$299.4	$252.7	$1,108.3
	50%	27%	23%	100%

Commercial Aerospace:  Net sales to the Commercial Aerospace market segment increased $178.8 million or 27.7% to $823.5 million for 2011 as compared to net sales of $644.7 million for 2010; 2010 net sales increased by $88.5 million to $644.7 million as compared to net sales of $556.2 million for 2009. In constant currency, net sales to the Commercial Aerospace market segment increased $175.7 million, or 27.1% in 2011 and increased $91.4 million or 16.5% in 2010.  Net sales of the Composite Materials segment to the Commercial Aerospace market were $126.7 million higher, up 27.6 % from 2010 and up $74.7 million from 2009 to 2010.  Net sales of the Engineered Products segment to the Commercial Aerospace market increased by $52.1 million or 28.1% to $237.4 million in 2011 and increased by $13.8 million or 8.0% to $185.3 million in 2010.

In 2011, sales for Airbus and Boeing programs increased 26% over the prior year, as we experienced additional demand for up-coming line-rate increases, as well as increase in new aircraft programs (A380, A350, B787 and B747-8).  Sales for the regional and business aircraft market increased 34% over 2010.

The sales growth in 2010 over 2009 primarily came from new aircraft programs, which accounted for over 80% of the increase in Commercial Aerospace sales for the year.  Sales for Boeing programs increased 25% and Airbus program sales increased 19% over the prior year. Sales for the regional and business aircraft market were about 7% lower in 2010 as compared to 2009

Space & Defense: Net sales of $319.4 million for 2011 increased 2.9% as compared to $310.5 million in 2010.  Net sales of $310.5 million for 2010 increased 3.7% as compared to $299.4 million in 2009.  In 2011, net sales in constant currency, increased $6.2 million or 2.0%; in 2010 the increase was $13.5 million or 4.5%.  We continue to benefit from our ability to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and rotorcraft programs.  About half of our Space & Defense sales are comprised of rotorcraft programs, including commercial and military programs from the Americas, Europe and Asia Pacific.

Industrial:  Net sales of $249.5 million for 2011 increased by $31.1 million, or 14.2%, compared to net sales of $218.4 million in 2010.  In constant currency, net sales to the Industrial market segment increased $21.5 million or 9.4% in 2011 and decreased $28.1 million or 11.4% in 2010. Wind energy, the largest submarket in this segment, sales increased more than 15% in 2011 compared to 2010.  This submarket experienced a more than 20% decline in constant currency in 2010 as compared to 2009 due to inventory corrections at our largest wind energy customer, Vestas.  Sales to automotive, recreation and other general industrial markets were up modestly in 2011.  In 2010, we saw some recovery of sales to automotive, recreation and other general industrial markets as these submarkets were coming off their lowest sales levels in years, reflecting both weak markets and selective portfolio pruning.

Gross Margin: Gross margin for 2011 was $342.1 million or 24.6% of net sales as compared to $282.6 million, or 24.1% of net sales in 2010. The increase reflected higher volume, factory productivity, cost reduction initiatives and favorable product mix.  Exchange rates had a minor unfavorable impact on gross margin percentage in 2011 and contributed about 40 basis points to the gross margin percentage improvement in 2010 as compared to 2009. Gross margin for 2009 was $248.5 million, or 22.4% of net sales.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $120.5 million or 8.7% of net sales for 2011 and $118.5 million, or 10.1% of net sales for 2010, and $107.2 million or 9.7% of net sales for 2009.  SG&A spending remained relatively flat compared to 2010 as inflation and modest headcount increases were offset by lower legal and other expenses. The increase in 2010 expenses was primarily driven by higher variable compensation due to the Company’s performance.

Research and Technology (“R&T”) Expenses: R&T expenses for 2011 were $32.6 million or 2.3% of net sales, $30.8 million or 2.6% of net sales in 2010 and $30.1 million, or 2.7% of 2009 net sales.  Spending has increased moderately over the past couple of years to support the growing business.

Other (Income) Expense, Net:  Other (income) expense, net for the year ended December 31, 2011 includes a $5.7 million benefit from the curtailment of a pension plan, partially offset by other expense of $2.7 million for the increase in environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  Other expense of $3.5 million in 2010 was for additional environmental reserves related to a manufacturing facility sold in 1986.  For 2009, other expense reflects a $7.5 million charge related to a licensing agreement, settling a patent litigation matter.

Operating Income: Operating income for 2011 was $192.0 million compared with operating income of $129.8 million for 2010 and $103.7 million for 2009.  Operating income as a percent of sales was 13.8%, 11.1% and 9.4% in 2011, 2010, and 2009, respectively.  Higher sales volume and good cost control drove the increase in operating margin in 2011 and 2010.

One of the Company’s performance measures is operating income adjusted for other (income) expense, which is a non-GAAP measure. Adjusted operating income for the years ended December 31, 2011, 2010 and 2009 was $189 million, $133 million and $111 million or 13.6%, 11.4% and 10.0%, as a percentage of net sales, respectively.  A reconciliation to adjusted operating income is provided on page 26.

Almost all of the Company’s sales and costs are either in U.S. dollars, Euros or GBP, and approximately one-quarter of our sales are in Euros or GBP.  In addition, much of our European Commercial Aerospace business has sales denominated in dollars and costs denominated in all three currencies.  The net impact is that as the dollar weakens against the Euro and the GBP, sales will increase while operating income will decrease.  We have an active hedging program to minimize the impact on operating income, but our operating income as a percentage of net sales is affected.  Our 2011 operating income percentage was slightly unfavorably impacted by foreign exchange rates and in 2010 our operating income percentage was approximately 40 basis points better than 2009 due to exchange rates.

Operating income for the Composite Materials segment increased $54.9 million or 39.3% to $194.5 million, as compared to $139.6 million for 2010.  The increase in operating income is the result of higher volume, favorable sales mix and factory productivity and cost reduction initiatives.  Operating income for the Engineered Products segment increased by $5.9 million compared with 2010 to $51.6 million, due to the higher sales volume.

We did not allocate corporate net operating expenses of $54.1 million, $55.5 million and $43.7 million to segments in 2011, 2010, and 2009, respectively.  The increase in Corporate and Other expense in 2010 was primarily related to higher variable compensation expense.  As discussed above, 2011 had $3.0 million of other income and 2010 and 2009 had $3.5 million and $7.5 million, respectively, of other expenses included in Corporate and Other.

Interest Expense:  Interest expense was $11.6 million for 2011, and $23.2 million for 2010, and $26.1 million for 2009.  The decrease in 2011 was due to the refinancing in July 2011 of our Senior Revolving Credit Facility and the February 2011 bond redemption.  We exclude forward points from the effectiveness assessment of our forward contracts designated as cash flow hedges and record them to interest expense.  This resulted in a $1.4 million reduction to interest expense in 2011.  The decrease in 2010 interest expense was due to the refinancing in July 2010 of our Senior Revolving Credit Facility, lower average borrowings and a $1.4 million reversal of interest on liabilities for uncertain tax positions.

Provision for Income Taxes:   Our 2011, 2010 and 2009 tax provision was $41.6 million, $22.9 million and $22.0 million for an effective tax rate of 23.7%, 22.9% and 28.4%, respectively.  The 2011 provision includes a $5.8 million benefit from the reversal of valuation allowances against net operating loss and foreign tax credit carryforwards and a tax benefit from the release of $5.5 million of reserves primarily for uncertain tax positions as a result of an audit settlement.  The 2010 provision includes a $2.9 million benefit from the reversal of valuation allowances against U.S. deferred tax assets and a $3.5 million benefit from New Clean Energy Manufacturing tax credits for qualifying investments made in 2009 in our U.S wind energy facility.  Excluding these items, the effective tax rate was 30.1% and 29.4%, respectively. We believe the adjusted effective tax rate, which is a non-GAAP measure, is meaningful since it provides insight to the tax rate of ongoing operations.

Equity in Earnings from Affiliated Companies:  Equity in earnings represents our portion of the earnings from our joint venture in Malaysia. For additional information, see Note 5 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Income:  Net income was $135.5 million, or $1.35 per diluted share for the year ended December 31, 2011 compared to $77.4 million, or $0.77 per diluted common share for 2010 and $56.3 million or $0.57 per diluted share for 2009.  Strong sales volume, particularly in the commercial aerospace market, coupled with good cost control led the growth in earnings from 2009 through 2011.  Also see the above table for a reconciliation of GAAP net income from continuing operations to our adjusted “Non-GAAP” measure.

Significant Customers

Approximately 30%, 31%, and 27% of our 2011, 2010 and 2009 net sales, respectively, were to Boeing and related subcontractors.  Of the 30% of sales to Boeing and its subcontractors in 2011, 25% related to Commercial Aerospace market applications and 5% related to Space & Defense market applications.  Approximately 27%, 24%, and 22% of our 2011, 2010 and 2009 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 27% of sales to EADS and its subcontractors in 2011, 24% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications.

Vestas Wind Systems A/S accounted for 12% of the Company’s total net sales in 2009.  All of these sales are included in the Composite Materials segment and are in the Industrial market.

Financial Condition

In 2011, we generated $12.5 million of free cash flow (cash provided by operating activities less cash paid for capital expenditures) and ended the year with total debt, net of cash, of $201.4 million.  In 2012, we expect our capital spending to be in the range of $250 million to $275 million to expand capacity in line with our outlook.  The capital spending will be funded through cash from operating activities, cash on hand and available borrowings under our credit facility.

We have a portfolio of derivatives related to currencies and interest rates.  We monitor our counterparties and we only use those rated A- or better.

Liquidity

Our cash on hand at December 31, 2011 was $49.5 million as compared to $117.2 million at December 31, 2010.  In 2011, we redeemed $150 million of our 6.75% senior subordinated notes at a call premium of 2.25%.  The redemption was funded by a $135 million add on to our senior credit facility and from cash on hand.  We repaid $57 million of the $135 million add on in 2011 using cash on hand. At December 31, 2011, we had $204.8 million borrowings available under our credit facility, in addition to the cash on hand.

Our total debt as of December 31, 2011 was $250.9 million, a decrease of $81.3 million from the December 31, 2010 balance.  The decrease was a result of a repayment of the senior credit facility using a portion of the cash on hand, as described above.  The level of available borrowing capacity fluctuates during the course of the year due to factors including capital expenditures, interest and variable compensation payments, changes to working capital, as well as timing of receipts and disbursements within the normal course of business.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures and debt service requirements.  We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and our revolving credit facility.  As of December 31, 2011, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2014, and will be repaying the term loan at a rate of approximately $1.3 million per quarter with our next required payment due in March 2012, the quarterly payments increase to $2.5 million in September 2012.

Credit Facilities:  In February 2011, Hexcel Corporation expanded its $250 million senior secured credit facility (the “Facility”), to $385 million consisting of a $285 million revolving loan and a $100 million term loan.  At December 31, 2011, the amounts outstanding were $78 million on the revolving loan and $92.5 million on the term loan.  The Facility matures on July 9, 2015.  The interest rate on the Facility is LIBOR plus 2.75% and ranges down to LIBOR plus 2% depending upon the leverage ratio.  For the year ended December 31, 2010, our leverage ratio was less than 1.75, accordingly in 2011 the margin paid on our borrowing rate was 2%, and we expect that rate to continue in 2012.  The term loan was borrowed at closing and once repaid cannot be reborrowed.  The term loan is scheduled to be repaid at an initial rate of $1.3 million per quarter and approximately $2.5 million per quarter, beginning in September 2012, with two payments of $10.0 million in September 2014 and December 2014 and two final $25.0 million payments in March and June 2015.

The Facility permits us to issue letters of credit up to an aggregate amount of $40 million and allows us to draw up to $75 million in Euros.  Amounts drawn in Euros or any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2011, we had issued letters of credit totaling $2.2 million under the Facility.

The credit agreement contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00

(based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of December 31, 2011, we were in compliance with all debt covenants and expect to remain in compliance. Terms of the Facility are further discussed in Note 6 to the accompanying financial statements.

We have a $12.0 million borrowing facility for working capital needs of our Chinese entity with an outstanding balance of $4.8 million at December 31, 2011.  It contains a $10.0 million revolving line of credit and a $2.0 factoring facility.  The factoring facility was not used in 2011.  These funds can only be used locally, and accordingly, we do not include this facility in our borrowing capacity disclosures.  The borrowing facility expires on September 6, 2012 and is guaranteed by Hexcel Corporation.

Operating Activities:  We generated $170.5 million in cash from operating activities during 2011, an increase of $44.0 million from 2010 primarily from higher earnings.  Cash generated from operating activities during 2010 was $126.5 million, a decrease of $46.3 million from 2009 primarily from higher working capital levels as sales volumes increased.  The large working capital swings reflected moving from 2009’s declining sales to 2010’s increased sales.

Cash generated from operating activities during 2009 was $172.8 million, predominantly from working capital improvements.  Decreases in accounts receivable and inventories contributed $70.2 million.  This was partly offset by decreases in accounts payable and accrued liabilities of $28.1 million and increases in other current assets.  The positive changes in working capital requirements were attributable to the decline in sales during the year along with strong collections of outstanding accounts receivable and improved inventory control.

Investing Activities:  Cash used for investing activities, primarily for capital expenditures, was $163.2 million in 2011 compared to $48.8 million in 2010 and $104.4 million in 2009.  We have increased our capital spending to expand capacity in line with our outlook, after delaying spending during 2010.

Financing Activities:  Financing activities used $74.4 million of cash as compared with $65.2 million in 2010 and $12.7 million in 2009.  On February 1, 2011, we redeemed $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 2.25%.  The redemption was funded by the add-on to our senior secured credit facility, discussed above, plus cash on hand.  As a result of the redemption, we accelerated the unamortized financing costs of the senior subordinated notes redeemed and expensed the call premium incurring a pretax charge of $4.9 million (after tax of $0.03 per diluted share) in 2011. We repaid $57 million of the $135 million add on in 2011 using cash on hand.

Additionally, during 2010, we entered into approximately $98 million of interest rate swaps that trade the LIBOR on our term loan for a fixed rate at an average rate of 1.03%. These interest rate swaps are designated as cash flow hedges to our term loan and expire by March 2014. Based on our leverage ratio at December 31, 2010, the interest rate for the term loan in 2011 was 1.03% plus 2.00%, or 3.03%.

In 2010, we refinanced our Senior Secured Credit Facility.  As discussed above, in February 2011 the Facility was expanded.  At the time of the 2010 refinancing, the new borrowings plus cash on hand were used to repay $134.1 million of term loans existing under the previous facility and $3.7 million of debt issuance costs related to the refinancing.  During 2010, we paid $1.4 million of debt issuance costs related to the add-on to our revolving credit facility and repaid $30.0 million of our previous Senior Secured Credit Facility with cash on hand.  This repayment included a $26.4 million mandatory prepayment based on 50% of the cash flow generated in 2010, as defined in the old agreement. In addition we borrowed $3.9 million from a line of credit associated with our operations in China.

In 2009, we also refinanced our Senior Secured Credit Facility and received $171.5 million of proceeds from a new term loan.  The borrowings were used to repay $167.0 million of term loans existing under the previous facility and $10.3 million of debt issuance costs related to the refinancing.

Financial Obligations and Commitments:  As of December 31, 2011, current maturities of notes payable and capital lease obligations were $12.6 million.  The next significant scheduled debt maturity will not occur until 2013, in the amount of $10.0 million.  Our next scheduled term loan payment of $1.3 million is due in March 2012.  We have a capital lease for a building which expires in 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing equipment and facilities are leased under operating leases.

Total letters of credit issued and outstanding under the Senior Secured Credit Facility were $2.2 million as of December 31, 2011.

The following table summarizes the scheduled maturities as of December 31, 2011 of financial obligations and expiration dates of commitments for the years ended 2012 through 2016 and thereafter.

(In millions)	2012	2013	2014	2015	2016	Thereafter	Total
Senior secured credit facility — term B loan due 2015	$7.5	$10.0	$25.0	$50.0	$—	$—	$92.5
Senior secured credit facility — Revolver due 2015	—	—	—	78.0	—	—	78.0
6.75% senior subordinated notes due 2015	—	—	—	73.5	—	—	73.5
Working capital facility	4.8	—	—	—	—	—	4.8
Capital leases and other	0.3	—	—	—	—	1.8	2.1
Subtotal	12.6	10.0	25.0	201.5	—	1.8	250.9
Operating leases	11.0	6.6	6.1	5.2	2.3	11.8	43.0
Total financial obligations	$23.6	$16.6	$31.1	$206.7	$2.3	$13.6	$293.9

Letters of credit	$—	$—	$—	$2.2	$—	$—	$2.2
Interest payments	9.9	9.6	9.2	5.0	—	0.1	33.8
Estimated benefit plan contributions	8.8	11.8	5.7	22.5	9.5	32.1	90.4
Other (a)	3.4	1.0	0.6	—	—	—	5.0
Total commitments	$45.7	$39.0	$46.6	$236.4	$11.5	$45.8	$425.3

(a) Other represents estimated spending for environmental matters at known sites.

As of December 31, 2011, we had $12.5 million of unrecognized tax benefits.  This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution.  The resolution or settlement of these tax positions with the taxing authorities is at various stages.  We are unable to make a reliable estimate of the eventual cash flows of the $12.5 million of unrecognized tax benefits.

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

Deferred Tax Assets

As of December 31, 2011 we have $76.8 million in net deferred tax assets consisting of deferred tax assets of $157.2 million offset by deferred tax liabilities of $41.0 million and a valuation allowance of $39.4 million (primarily related to net operating loss carryforwards in Luxembourg and China).  As of December 31, 2010, we had $85.0 million in net deferred tax assets consisting of deferred tax assets of $151.3 million offset by deferred tax liabilities of $29.8 million and a valuation allowance of $36.5 million.

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

The valuation allowance as of December 31, 2011 relates to certain net operating loss carryforwards of our foreign subsidiaries, general business credits, foreign tax credits, and state net operating loss carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

Uncertain Tax Positions

Included in the unrecognized tax benefits of $12.5 million at December 31, 2011 was $12.2 million of tax benefits that, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. The Company recognized ($0.1) million, ($1.4) million, $0.2 million of interest expense (income) related to the above unrecognized tax benefits within interest expense in 2011, 2010 and 2009, respectively.  The Company had accrued interest of approximately $0.8 million and $0.9 million as of December 31, 2011 and 2010, respectively.  During 2011 and 2010, we reversed interest of $0.2 million and $1.4 million respectively related to the unrecognized tax benefits.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for prior years; however the U.S. tax returns have been audited through 2007.  Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2006 onward), Belgium (2009 onward), France (2009 onward), Spain (2004 onward) and UK (2009 onward).  We are currently under examination in various foreign jurisdictions.

As of December 31, 2011, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2004 onward, some of which are currently under examination by certain European tax authorities.  During 2011, the Company settled an audit with foreign tax authorities in one of the jurisdictions under examination. The favorable settlement resulted in a reduction of uncertain tax benefits of approximately $5.5 million which was recognized in 2011. As of December 31, 2011, the Company has not classified any of the unrecognized tax benefits as a current liability as it does not expect to settle any of the tax positions under examinations in various jurisdictions within the next twelve months.

We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the resolution of audits and the passing of the statute of limitations.

Retirement and Other Postretirement Benefit Plans

We maintain qualified defined benefit retirement plans covering certain current and former European employees, as well as nonqualified defined benefit retirement plans and a retirement savings plans covering certain eligible U.S. and European employees, and participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In addition, we provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.

Under the retirement savings plans, eligible U.S. employees can contribute up to 75% of their compensation to an individual 401(k) retirement savings account.  We make matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation.

We have defined benefit retirement plans in the United Kingdom, Belgium, France and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan.  We recorded a curtailment gain of $5.7 million (after tax gain of $0.04 per diluted share) to recognize previously unrecognized prior service credits.  As of December 31, 2011, 56% of the total assets in the U.K. Plan were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2012 plan year will be 6.5% and 4.4% for the other European Plans as a group.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The discount rate assumption used to calculate net periodic retirement related costs for the European funded plans was 5.27% for 2011, 5.66% for 2010 and 5.96% for 2009, respectively.  The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and mortality rates are based primarily on actual plan experience.

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

In addition, we review goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  We have four reporting units within the Composite Materials segment, each of which are components that constitute a business for which discrete financial information is available and for which appropriate management regularly reviews the operating results.  Within the Engineered Products segment, the reporting unit is the segment as it comprises only a single component.  In accordance with the recently issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, the Company used a qualitative approach to test goodwill for impairment. In December 2011, the Company chose to adopt this ASU early and performed a qualitative assessment and determined that it was more likely than not that the fair values of our reporting units were not less than their carrying values and it was not necessary to perform the currently prescribed two-step goodwill impairment test.

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

Our estimate of liability as a potentially responsible party (“PRP”) and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of December 31, 2011 and 2010, our aggregate environmental related accruals were $5.0 million and $7.3 million, respectively.  As of December 31,

2011 and 2010, $3.3 million and $4.2 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  In 2011, if we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $6.8 million at December 31, 2011.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation reserve activity for the three years ended December 31, 2011 was as follows:

	For the year ended
(In millions)	December 31, 2011	December 31, 2010	December 31, 2009
Beginning remediation accrual balance	$7.3	$8.3	$9.2
Current period expenses	3.4	3.8	1.9
Cash expenditures	(5.7)	(4.8)	(2.8)
Ending remediation accrual balance	$5.0	$7.3	$8.3

Capital expenditures for environmental matters	$4.1	$1.7	$4.8

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

We attempt to net individual exposures, when feasible, taking advantage of natural offsets.  In addition, we employ or may employ interest rate swap agreements, cross-currency swap agreements and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified interest rates and net currency exposures.  The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates, but does not eliminate such risks.  We do not use financial instruments for trading or speculative purposes.

Interest Rate Risks

Our long-term debt bears interest at both fixed and variable rates.  From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt.  These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates.  Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2011 of $11.6 million would have decreased to $11.4 million and increased to $11.8 million, respectively.

Interest Rate Swaps

In 2011, we entered into approximately $98 million of interest rate swaps that trade the LIBOR on our term loan for a fixed rate at an average rate of 1.03%. These interest rate swaps are designated as cash flow hedges to our term loan and expire by March 2014. The fair value of interest rate swap agreements is recorded in other assets or other long-term liabilities with a corresponding amount to Other Comprehensive Income. Based on our leverage ratio at December 31, 2011, the interest rate for the term loan is 1.03% plus 2.00%, or 3.03%.

Cross-Currency Interest Rate Swap Agreement

In September 2011, our cross-currency interest rate swap agreement, with a notional value of $63.4 million, to hedge a portion of our net Euro investment in Hexcel SASU (France) matured, resulting in a $5.2 million payment.  This payment is included in our cash used for investing activities on our consolidated statements of cash flows. To the extent it was effective, gains and losses were recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel France SA were recorded.  We received interest in U.S. dollars quarterly and paid interest in Euros on the same day.  U.S. interest was based on the three month LIBOR.  Euro interest was based on the three month EURIBOR.  The fair value of the swap at December 31, 2010 was a liability of $3.0 million.  Net charges to interest expense of $0.6 million and $0.3 million related to the interest coupons were recorded during 2011 and 2010, respectively.  The net amount of gains/losses included in the CTA adjustment during the reporting periods were a loss of $3.5 million, a gain of $5.4 million and a loss of $1.2 million in 2011, 2010 and 2009, respectively.

Foreign Currency Exchange Risks

We operate nine manufacturing facilities in Europe, which generated approximately 46% of our 2011 consolidated net sales.  Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro.  We also conduct business or have joint venture investments in Brazil, China, Malaysia, Japan, Australia and Russia, and sell products to customers throughout the world.

In 2011, our European subsidiaries had third-party sales of $650 million of which approximately 49% were denominated in U.S. dollars, 46% were denominated in Euros and 5% were denominated in British pounds.  While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability.  For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars but do not affect the profitability of the subsidiary in its functional currency.  The value of our investments in these countries could be impacted by changes in currency exchange rates over time, and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2011 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant.  The analysis covers all of our foreign currency hedge contracts.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have a $0.4 million impact on our results.  However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the GBP) continues and new hedges are layered in at the adverse rate, the impact would be more significant.  For example, had we not had any hedges in place for 2011, a 10% adverse movement would have reduced our operating income by about $10 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through May 2014.  The aggregate notional amount of these contracts was $168.9 million and $124.2 million at December 31, 2011 and 2010, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2011, hedge ineffectiveness was immaterial.  Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2011, 2010 and 2009 was as follows:

(In millions)	2011	2010	2009
Unrealized losses at beginning of period	$(0.2)	$(1.4)	$(8.9)
Gains (losses) reclassified to net sales	(2.2)	3.9	4.3
(Decrease) increase in fair value, net of tax	(2.1)	(2.7)	3.2
Unrealized losses at end of period	$(4.5)	$(0.2)	$(1.4)

Unrealized losses of $2.2 million recorded in “accumulated other comprehensive loss,” net of tax, as of December 31, 2011 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  The impact of credit risk adjustments was immaterial for the three years.

In addition, non-designated foreign exchange forward contracts are used to hedge balance sheet exposures. The notional amounts outstanding at December 31, 2011 and 2010 were U.S. $149.0 million against EUR, and U.S. $85.9 million and GBP 1.0 million against EUR, respectively.  Any changes in fair value of these forward contracts are recorded in the consolidated statements of operations and were immaterial for the years 2011, 2010 and 2009.

Utility Price Risks

We have exposure to utility price risks as a result of volatility in the cost and supply of energy and in natural gas.  To minimize the risk, from time to time we enter into fixed price contracts at certain of our manufacturing locations for a portion of our energy usage.  Although these contracts would reduce the risk to us during the contract period, future volatility in the supply and pricing of energy and natural gas could have an impact on our future consolidated results of operations.

Recently Issued Accounting Standards

New Accounting Pronouncements

Testing Goodwill for Impairment: In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which allows an entity to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for our fiscal year beginning January 1, 2012; however, as permitted we have chosen early adoption in the fourth quarter of 2011.

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. We expect to present comprehensive income in two separate but consecutive statements.  This is a change in presentation only and will not have an impact on our consolidated financial statements.

Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for our fiscal year beginning January 1, 2012 and must be applied prospectively. Given our immaterial amounts of assets and liabilities that require level 3 inputs we do not expect the impact of the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

Balance Sheet Offsetting Disclosures:  In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210, Balance Sheet). The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; the impact of the adoption of ASU 2011-11 is not expected to have a material impact on our consolidated financial statements.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page 42.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Hexcel Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
February 7, 2012

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions, except per share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$49.5	$117.2
Accounts receivable, net	199.3	173.9
Inventories, net	215.7	169.9
Prepaid expenses and other current assets	59.8	36.7
Total current assets	524.3	497.7

Property, plant and equipment, net	722.1	598.3
Goodwill and other intangible assets	57.4	56.2
Investments in affiliated companies	21.7	19.9
Deferred tax assets	33.0	63.6
Other assets	17.6	22.4

Total assets	$1,376.1	$1,258.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$12.6	$27.6
Accounts payable	141.7	83.0
Accrued compensation and benefits	57.5	50.5
Accrued interest	2.7	6.9
Other accrued liabilities	33.0	37.9
Total current liabilities	247.5	205.9

Long-term notes payable and capital lease obligations	238.3	304.6
Long-term retirement obligations	68.5	61.9
Other non-current liabilities	19.6	26.3
Total liabilities	573.9	598.7

Commitments and contingencies (see Note 14)

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares of stock authorized, 101.0 and 99.5 shares of stock issued at December 31, 2011 and 2010, respectively	1.0	1.0
Additional paid-in capital	589.2	552.3
Retained earnings	283.9	148.4
Accumulated other comprehensive loss	(39.8)	(15.1)
	834.3	686.6
Less: Treasury stock, at cost, 2.2 shares at December 31, 2011 and 2010, respectively	(32.1)	(27.2)
Total stockholders’ equity	802.2	659.4
Total liabilities and stockholders’ equity	$1,376.1	$1,258.1

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations
For the Years Ended December 31,

(In millions, except per share data)	2011	2010	2009

Net sales	$1,392.4	$1,173.6	$1,108.3
Cost of sales	1,050.3	891.0	859.8
Gross margin	342.1	282.6	248.5

Selling, general and administrative expenses	120.5	118.5	107.2
Research and technology expenses	32.6	30.8	30.1
Other (income) expense, net	(3.0)	3.5	7.5
Operating income	192.0	129.8	103.7

Interest expense, net	11.6	23.2	26.1
Non-operating expense	4.9	6.8	—
Income before income taxes and equity in earnings	175.5	99.8	77.6

Provision for income taxes	41.6	22.9	22.0
Income before equity in earnings	133.9	76.9	55.6

Equity in earnings from investments in affiliated companies	1.6	0.5	0.7
Net income	$135.5	$77.4	$56.3

Basic net income per common share:	$1.37	$0.79	$0.58
Diluted net income per common share:	$1.35	$0.77	$0.57

Weighted average common shares outstanding:
Basic	98.8	97.6	96.9
Diluted	100.7	99.9	98.2

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Accumulated	Accumulated
(In millions)	Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Shares	Total Stockholders’ Equity	Comprehensive Income
Balance, December 31, 2008	$1.0	$526.0	$14.7	$(8.7)	$(23.8)	$509.2
Net income			56.3			56.3	$56.3
Currency translation adjustments				10.1		10.1	10.1
Net unrealized gain on financial instruments, net of tax				6.7		6.7	6.7
Change in post-retirement benefit plans, net of tax				(15.1)		(15.1)	(15.1)
Comprehensive income							$58.0
Activity under stock plans		9.3			(0.9)	8.4
Balance, December 31, 2009	$1.0	$535.3	$71.0	$(7.0)	$(24.7)	$575.6
Net income			77.4			77.4	$77.4
Currency translation adjustments				(17.1)		(17.1)	(17.1)
Net unrealized gain on financial instruments, net of tax				1.7		1.7	1.7
Change in post-retirement benefit plans, net of tax				7.3		7.3	7.3
Comprehensive income							$69.3
Activity under stock plans		17.0			(2.5)	14.5
Balance, December 31, 2010	$1.0	$552.3	$148.4	$(15.1)	$(27.2)	$659.4
Net income			135.5			135.5	$135.5
Currency translation adjustments				(10.1)		(10.1)	(10.1)
Net unrealized loss on financial instruments, net of tax				(9.6)		(9.6)	(9.6)
Change in post-retirement benefit plans, net of tax				(5.0)		(5.0)	(5.0)
Comprehensive income							$110.8
Activity under stock plans		36.9			(4.9)	32.0
Balance, December 31, 2011	$1.0	$589.2	$283.9	$(39.8)	$(32.1)	$802.2

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended December 31,

(In millions)	2011	2010	2009

Cash flows from operating activities
Net income	$135.5	$77.4	$56.3
Reconciliation to net cash provided by operating activities:
Depreciation	55.3	53.2	46.6
Amortization of debt discount and deferred financing costs	7.1	10.3	4.9
Deferred income taxes	23.4	16.1	19.6
Share-based compensation	13.9	12.4	8.3
Excess tax benefits on share-based compensation	(8.5)	(2.3)	(0.7)
Pension curtailment gain	(5.7)	—	—
Equity in earnings from investments in affiliated companies	(1.6)	(0.5)	(0.7)

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(28.2)	(22.5)	31.8
(Increase) decrease in inventories	(48.8)	(16.7)	38.4
Increase in prepaid expenses and other current assets	(1.1)	(0.2)	(7.3)
Increase (decrease) in accounts payable and accrued liabilities	34.1	4.5	(28.1)
(Increase) decrease in other, net	(4.9)	(5.2)	3.7
Net cash provided by operating activities	170.5	126.5	172.8

Cash flows from investing activities
Capital expenditures and deposits for capital purchases	(158.0)	(48.8)	(98.4)
Settlement of foreign currency hedge	(5.2)	—	—
Investment in affiliated companies	—	—	(6.0)
Net cash used for investing activities	(163.2)	(48.8)	(104.4)

Cash flows from financing activities
Borrowings from senior secured credit facility	135.0	—	—
Repayment of 6.75% senior subordinated notes	(151.5)	—	—
Repayment of senior secured credit facility	(57.0)	—	—
Repayment of senior secured credit agreement — term loan	(5.0)	(2.5)	(10.9)
Call premium payment for 6.75% senior subordinated notes	(3.4)	—	—
(Repayments) borrowings from credit line	(2.3)	3.9	3.0
Capital lease obligations and other debt, net	(0.7)	(0.5)	0.3
Proceeds from senior secured credit facility — term loan	—	100.0	171.5
Repayment of senior secured credit agreement — term B and C loans	—	(164.1)	(167.0)
Issuance costs related to new senior secured credit facility	—	(5.1)	(10.3)
Activity under stock plans and other	10.5	3.1	0.7
Net cash used for financing activities	(74.4)	(65.2)	(12.7)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	(5.4)	3.5
Net (decrease) increase in cash and cash equivalents	(67.7)	7.1	59.2
Cash and cash equivalents at beginning of year	117.2	110.1	50.9
Cash and cash equivalents at end of year	$49.5	$117.2	$110.1

Supplemental information (See Note 15):

Accrual basis additions to property, plant and equipment	$184.5	$60.7	$85.7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Nature of Operations

Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, adhesives, honeycomb, engineered honeycomb and composite structures, for use in Commercial Aerospace, Space & Defense and Industrial Applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, bikes, skis and a wide variety of recreational products and other industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Europe, Asia Pacific and Russia.  We are also an investor in a joint venture, which manufactures composite structures for commercial aerospace.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business. Goodwill is tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired.  The Company’s annual test for goodwill impairment was performed in the fourth quarter as of November 30, 2011.  In accordance with the recently issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, the Company used a qualitative approach to test goodwill for impairment.  In the fourth quarter

2011, the Company chose to adopt this ASU early and performed a qualitative assessment and determined that it was more likely than not that the fair values of our reporting units were not less than their carrying values and it was not necessary to perform the currently prescribed two-step goodwill impairment test.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and identifiable intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable.  These indicators include: a significant decrease in the market price of a long-lived asset, a significant change in the extent or manner in which a long-lived asset is used or its physical condition, a significant adverse change in legal factors or business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount expected for the acquisition or construction of a long-lived asset, a current period operating or cash flow loss combined with a history of losses associated with a long-lived asset and a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated life.

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

Investments

We have a 50% equity ownership investment in an Asian joint venture Asian Composites Manufacturing Sdn. Bhd.  In accordance with recently issued accounting standards we have determined that this investment is not a variable interest entity.  As such, we account for our share of the earnings of this affiliated company using the equity method of accounting.  The Company continues to evaluate to make certain that the facts and circumstances associated with this investment have not changed with respect to accounting for a variable interest entity.

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt, which ranges from 4 to 10 years.  At December 31, 2011 and 2010, deferred debt financing costs were $6.1 million and $9.8 million, net of accumulated amortization of $6.3 million and $4.1 million, respectively, and are included in “other assets” in the consolidated balance sheets.

Share-Based Compensation

The fair value of Restricted Stock Units (RSU’s) is equal to the market price of our stock at date of grant and is amortized to expense ratably over the vesting period.  Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the extent to which we achieve a specified performance target. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total vesting period.  A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.  We use the Black-Scholes model to value compensation expense for all option-based payment awards made to employees and directors based on estimated fair values on the grant date.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations.

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

Product Warranty

We provide for an estimated amount of product warranty at the point a claim is probable and estimable.  This estimated amount is provided by product and based on current facts, circumstances and historical warranty experience.  Warranty expense was $2.0 million, $1.9 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009 respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  Two customers and their related subcontractors accounted for more than half of our annual net sales in 2011 and 2010 and three customers and their related subcontractors accounted for more than half of our annual net sales for 2009.  Refer to Note 17 for further information on significant customers.  We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables.  We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.  As of December 31, 2011 and 2010, the allowance for doubtful accounts was $1.2 million and $1.5 million, respectively.  Bad debt expense was immaterial for all years presented.

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

New Accounting Pronouncements

Testing Goodwill for Impairment: In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which allows an entity to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for our fiscal year beginning January 1, 2012; however, as permitted we have chosen early adoption in the fourth quarter of 2011.

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. We expect to present comprehensive income in two separate but consecutive statements.  This is a change in presentation only and will not have an impact on our Consolidated Financial Statements.

Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for our fiscal year beginning January 1, 2012 and must be applied prospectively. Given the immaterial amount of assets and liabilities that require level 3 inputs we do not expect the impact of the adoption of ASU 2011-04 to have a material impact on our Consolidated Financial Statements.

Balance Sheet Offsetting Disclosures:  In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210, Balance Sheet). The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; the impact of the adoption of ASU 2011-11 is not expected to have a material impact on our consolidated financial statements.

Note 2 — Inventories

	December 31,
(In millions)	2011	2010
Raw materials	$86.4	$62.9
Work in progress	48.4	38.0
Finished goods	80.9	69.0
Total inventories	$215.7	$169.9

Note 3 — Net Property, Plant and Equipment

	December 31,
(In millions)	2011	2010
Land	$35.4	$34.4
Buildings	278.7	253.1
Equipment	732.0	680.9
Construction in progress	177.4	95.5
Property, plant and equipment	1,223.5	1,063.9
Less accumulated depreciation	(501.4)	(465.6)
Net property, plant and equipment	$722.1	$598.3

Depreciation expense related to property, plant and equipment for the years ended December 31, 2011, 2010 and 2009, was $55.3 million, $53.2 million, and $46.6 million, respectively.  Capitalized interest of $2.0 million and $2.5 million for 2011 and 2010 was included in construction in progress and is associated with our carbon fiber expansion programs.  Capitalized costs associated with software developed for internal use were $1.1 million for both 2011 and 2010.

Note 4 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2011 and 2010, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2009	$40.6	$16.1	$56.7
Currency translation adjustments and other	(0.5)	—	(0.5)
Balance as of December 31, 2010	$40.1	$16.1	$56.2
Current year additions	1.3	—	1.3
Currency translation adjustments and other	(0.1)	—	(0.1)
Balance as of December 31, 2011	$41.3	$16.1	$57.4

We performed our annual impairment review of goodwill as of November 30, 2011 and determined that it was more likely than not that the fair values of our reporting units were not less than their carrying values.  The goodwill and intangible asset balances as of December 31, 2011 include $3.6 million of indefinite-lived intangible assets and $53.8 million of goodwill.

Note 5 — Investments in Affiliated Companies

As of December 31, 2011, we have a 50% equity ownership investment in an Asian joint venture Asian Composites Manufacturing Sdn. Bhd. (“ACM”).  In 2009, we paid $6 million to increase our ownership percentage from 33.33% to 50%.  In accordance with accounting standards we have determined that this investment is not a variable interest entity.  As such, we account for our share of the operating performance of this affiliated company using the equity method of accounting.

Note 6 - Debt

(In millions)	December 31, 2011	December 31, 2010
Foreign operation’s working capital line of credit	$4.8	$7.1
Current maturities of capital lease and other obligations	0.3	0.5
Current maturities of term B loan	7.5	5.0
Current maturities of 6.75% senior subordinated notes due 2015	—	15.0
Short-term borrowings and current maturities of long-term debt	12.6	27.6

Senior secured credit facility — new term B loan due 2015	85.0	92.5
Senior secured credit facility — revolving loan due 2015	78.0	—
6.75% senior subordinated notes due 2015	73.5	210.0
Capital lease and other obligations	1.8	2.1
Long-term notes payable and capital lease obligations	238.3	304.6
Total debt	$250.9	$332.2

Estimated Fair Values of Notes Payable

The approximate, aggregate fair value of our notes payable as of December 31, 2011 and 2010 were as follows:

(In millions)	December 31, 2011	December 31, 2010
6.75% senior subordinated notes, due 2015	$74.0	$225.6
Senior secured credit facility — New Term B loan due 2015	$93.0	$98.0

The aggregate fair values of the notes payable were estimated on the basis of quoted market prices.

Senior Secured Credit Facility

Hexcel Corporation has a $385 million senior secured credit facility (the “Facility”), consisting of a $285 million revolving loan and a $100 million term loan.  The Facility matures on July 9, 2015.  The interest rate on the Facility is LIBOR plus 2.75% and ranges down to LIBOR plus 2% depending upon the leverage ratio.  For the year ended December 31, 2010, our leverage ratio was less than 1.75; accordingly in 2011 the margin paid on our borrowing rate was 2%.  The term loan was borrowed at closing and once repaid cannot be reborrowed.  The term loan is scheduled to be repaid at an initial rate of $1.3 million per quarter and approximately $2.5 million per quarter, beginning in September 2012, with two payments of $10.0 million in September 2014 and December 2014 and two final $25.0 million payments in March and June 2015.

The Facility permits us to issue letters of credit up to an aggregate amount of $40 million and allows us to draw up to $75 million in Euros.  Amounts drawn in Euros or any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2011, we had issued letters of credit totaling $2.2 million under the Facility.  In addition, we had $78.0 million of borrowings under the revolving loan at December 31, 2011.  Total undrawn availability under the Senior Secured Credit Facility as of December 31, 2011 was $204.8 million.

The credit agreement contains financial and other covenants including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. A violation of any of these covenants could result in a default under the credit agreement, which would permit the lenders to accelerate the payment of all borrowings and to terminate the credit agreement.  In addition, such a default could, under certain circumstances, permit the holders of other outstanding unsecured debt to accelerate the repayment of such obligations. As of December 31, 2011, we were in compliance with all debt covenants and expect to remain in compliance.

Additionally we have interest rate swaps totaling approximately $98 million that expire in March 2014.  These interest rate swaps are designated as cash flow hedges to our term loan.  The interest rate swaps trade LIBOR for a fixed rate at an average rate of 1.03%.

6.75% Senior Subordinated Notes, due 2015

On February 1, 2005, we issued $225 million of 6.75% senior subordinated notes due 2015. The senior subordinated notes are unsecured senior subordinated obligations of Hexcel Corporation.  Interest accrues at the rate of 6.75% per annum and is payable semi-annually in arrears on February 1 and August 1.  The senior subordinated notes mature on February 1, 2015.

On February 1, 2011, we redeemed $150 million of these notes at a call premium of 2.25%.  The redemption was primarily funded by a $135.0 million add-on to our senior secured credit facility that was completed in December 2010. As a result of the redemption, we accelerated the unamortized financing costs of the senior subordinated notes being redeemed and expensed the call premium incurring a pretax charge of $4.9 million (after tax of $0.03 per diluted share) in the first quarter of 2011.

As of February 1, 2012, we had the option to redeem all or a portion of the remaining senior subordinated notes at 101.25%, with this percentage decreasing to 100.0% any time on or after February 1, 2013.  In the event of a “change of control” (as defined in the indenture), we are generally required to make an offer to all noteholders to purchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued interest.

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

Other Credit Facility

We have a $12.0 million borrowing facility for working capital needs of our Chinese entity with an outstanding balance of $4.8 million on December 31, 2011. The facility contains a $10.0 million revolving credit line and a $2.0 million factoring facility.  The factoring facility was not used in 2011.  These funds can only be used locally, and accordingly, we do not include this facility in our borrowing capacity disclosures.  The facility expires on September 6, 2012 and is guaranteed by Hexcel.

Aggregate Maturities of Debt

The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations, as of December 31, 2011.  See Note 7 for capital lease obligation maturities.

Payable during the years ending December 31:	(In millions)
2012	$12.4
2013	10.0
2014	25.0
2015	201.5
2016	—
Total debt	$248.9

Note 7 - Leasing Arrangements

We have a capital lease for a building, with an obligation of $2.0 million as of December 31, 2011 that contains a purchase option which can be exercised on or after December 31, 2012.  The related assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2011 and 2010, were:

(In millions)	2011	2010
Property, plant and equipment	$3.7	$3.7
Less accumulated depreciation	(1.6)	(1.5)
Net property, plant and equipment	$2.1	$2.2

Capital lease obligations	$2.0	$2.2
Less current maturities	(0.2)	(0.2)
Long-term capital lease obligations, net	$1.8	$2.0

In addition to the capital lease above, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.  We recognize rental expense on operating leases straight-line over the term of a lease.  Total rental expense was $15.2 million in 2011, $15.0 million in 2010 and $13.1 million in 2009.

Scheduled future minimum lease payments as of December 31, 2011 were:

(In millions)	Type of Lease
Payable during the years ending December 31:	Capital	Operating
2012	$0.3	$9.8
2013	—	7.6
2014	—	6.7
2015	—	3.6
2016	—	3.4
Thereafter	1.8	19.4
Total minimum lease payments	2.1	$50.5
Less amounts representing interest	0.1
Present value of future minimum capital lease payments	$2.0

Note 8 — Retirement and Other Postretirement Benefit Plans

We maintain qualified defined benefit retirement plans covering certain current and former European employees, as well as nonqualified defined benefit retirement plans and retirement savings plans covering certain eligible U.S. and European employees, and participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.  In addition, we provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The rates used have dropped over the past three years and are expected to drop an additional 50 basis points for 2012.  The rate of compensation increase for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and termination rates are based primarily on actual plan experience.  The mortality table used for the U.S. plans is based on the RP2000 Mortality Table projected to 2012 and for the U.K. Plans the 140% PNA00 (YoB) long cohort with 1% underpin.

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

U.S. Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former U.S. employees that are funded as benefits are incurred.  Under the provisions of these plans, we expect to contribute approximately $0.3 million in 2012 to cover unfunded benefits.

Multi-Employer Plan

The Company is party to a multi-employer pension plan covering certain U.S. employees with union affiliations.  The plan is the Western Metal Industry Pension Fund, (“the Plan”). The Plan’s employer identification number 91-6033499; the Plan number is 001.  In 2010, the Plan reported Hexcel Corporation as being an employer that contributed greater than 5% of the Plan’s total contributions.  The expiration date of the collective bargaining agreement and minimum funding arrangements is September 30, 2015.  The Plan has been listed in “critical status” since 2010.  The Plan adopted a Rehabilitation Plan in 2010.  This amendment reduced the adjustable benefits of the participants and levied a surcharge on employer contributions.  We expect the Company’s contribution to be about $1.0 million in 2012 and remain at that level over the next few years.

U.S. Retirement Savings Plan

Under the retirement savings plan, eligible U.S. employees can contribute up to 75% of their annual compensation to an individual 401(k) retirement savings account.  The Company makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation each year.  We also contribute an additional 2% to 4% of each eligible employee’s salary to an individual 401(k) retirement savings account, depending on the employee’s age.  This increases the maximum contribution to individual employee savings accounts to between 5% and 7% per year, before any profit sharing contributions that are made when we meet or exceed certain performance targets that are set annually.  These profit sharing contributions are made at the Company’s discretion and are targeted at 3% of an eligible employee’s pay, with a maximum of 4.5%.

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996.  Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred.  Under the provisions of these plans, we expect to contribute approximately $0.7 million in 2012 to cover unfunded benefits.

European Defined Benefit Retirement Plans

We have defined benefit retirement plans in the United Kingdom, Belgium, France and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan.  We recorded a curtailment gain of $5.7 million (after tax gain of $0.04 per diluted share) to recognize previously unrecognized prior service credits.  As of December 31, 2011, 56% of the total assets in the U.K. Plan were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2012 plan year will be 6.5% and 4.4% for the other European Plans as a group.

UK Defined Contribution Pension Plan

Under the Defined Contribution Section, eligible UK employees can belong to the Deferred Contribution Plan on a non-participatory basis or can elect to contribute 3%, 5% or 7% of their pensionable salary.  The Company will contribute 5%, 9% and 13% respectively.  The plan also provides life insurance and disability insurance benefits for members.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our retirement savings plans for the three years ended December 31, 2011 is detailed in the table below.

(In millions)	2011	2010	2009
Defined benefit retirement plans	$(0.3)	$9.0	$7.8
Union sponsored multi-employer pension plan	0.9	0.7	0.6
Retirement savings plans-matching contributions	2.9	2.5	2.4
Retirement savings plans-profit sharing contributions	8.0	6.5	5.4
Net periodic expense	$11.5	$18.7	$16.2

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2011, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2011	2010	2009	2011	2010	2009
Service cost	$1.5	$1.2	$1.9	$1.1	$3.7	$3.2
Interest cost	1.1	1.0	1.0	7.2	7.3	6.1
Expected return on plan assets	—	—	—	(7.8)	(6.3)	(5.0)
Net amortization	1.6	0.9	0.2	0.7	1.2	0.4
Curtailment gain	—	—	—	(5.7)	—	—
Net periodic pension cost	$4.2	$3.1	$3.1	$(4.5)	$5.9	$4.7

U.S. Postretirement Plans	2011	2010	2009
Service cost	$—	$0.1	$0.1
Interest cost	0.4	0.5	0.6
Net amortization and deferral	(0.3)	(0.2)	(0.3)
Net periodic postretirement benefit cost	$0.1	$0.4	$0.4

(In millions)	For the Year Ended December 31, 2011
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income	U.S. Plans	European Plans	Postretirement Plans
Net loss (gain)	$3.3	$7.9	$(1.6)
Amortization of actuarial losses	(1.5)	(0.9)	—
Amortization of prior service credit (cost)	(0.1)	5.9	0.4
Effect of foreign exchange	—	(0.6)	—
Total recognized in other comprehensive income (pre-tax)	$1.7	$12.3	$(1.2)

The Company expects to recognize $3.0 million of net actuarial loss and an immaterial net prior service cost as a component of net periodic pension cost in 2012 for its defined benefit plans.  The recognition of net prior service credit and net actuarial gain as a component of net periodic postretirement benefit cost in 2012 is expected to be $0.5 million.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2011 and 2010, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation - beginning of year	$27.8	$23.3	$134.1	$134.6	$9.4	$11.2
Service cost	1.5	1.2	1.1	3.7	—	0.1
Interest cost	1.1	1.0	7.2	7.3	0.4	0.5
Plan participants’ contributions	—	—	0.1	0.1	0.3	0.2
Actuarial loss (gain)	3.3	2.9	4.5	(2.2)	(1.5)	(1.9)
Benefits and expenses paid	(0.3)	(0.6)	(4.7)	(4.3)	(0.6)	(0.7)
Curtailment and settlements	—	—	(1.7)	(0.5)	—	—
Currency translation adjustments	—	—	(0.8)	(4.6)	—	—
Benefit obligation - end of year	$33.4	$27.8	$139.8	$134.1	$8.0	$9.4
Change in plan assets:
Fair value of plan assets - beginning of year	$—	$—	$106.9	$93.3	$—	$—
Actual return on plan assets	—	—	2.7	12.3	—	—
Employer contributions	0.3	0.6	6.2	9.0	0.3	0.4
Plan participants’ contributions	—	—	0.1	0.1	0.3	0.3
Benefits and expenses paid	(0.3)	(0.6)	(4.7)	(4.3)	(0.6)	(0.7)
Currency translation adjustments	—	—	(0.4)	(3.0)	—	—
Settlement	—	—	—	(0.5)	—	—
Fair value of plan assets - end of year	$—	$—	$110.8	$106.9	$—	$—
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$0.3	$0.9	$0.4	$0.5	$0.7	$0.8
Non-current liabilities	33.1	26.9	28.6	26.7	7.3	8.6
Total Liabilities	$33.4	$27.8	$29.0	$27.2	$8.0	$9.4

Amounts recognized in Accumulated Other Comprehensive Income:
Actuarial net (loss) gain	$(9.4)	$(7.6)	$(36.6)	$(30.0)	$3.7	$2.4
Prior service credit (cost)	(0.2)	(0.3)	(0.1)	5.6	—	0.1
Total amounts recognized in accumulated other comprehensive (loss) income	$(9.6)	$(7.9)	$(36.7)	$(24.4)	$3.7	$2.5

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2011.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $33.0 million and $26.8 million as of December 31, 2011 and 2010, respectively.  The European Plans’ ABO exceeded plan assets as of December 31, 2011 and 2010, by $25.8 million and $22.1 million, respectively.  These plans’ ABO was $136.6 million and $129.1 million as of December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans included within “accrued compensation and benefits” was $1.4 million and $2.2 million, respectively, and within “other non-current liabilities” was $69.0 million and $62.2 million, respectively, in the accompanying consolidated balance sheets.

Benefit payments for the plans are expected to be as follows:

(In millions)	U.S. Plans	European Plans	Postretirement Plans

2012	$0.3	$3.8	$0.7
2013	7.1	3.8	0.9
2014	1.4	3.5	0.9
2015	18.0	3.7	0.8
2016	4.7	4.1	0.7
2017-2021	5.7	24.6	3.2
	$37.2	$43.5	$7.2

Fair Values of Pension Assets

The following table presents pension assets measured at fair value at December 31, 2011 utilizing the fair value hierarchy discussed in Note 20:

(In millions)	December 31,	Fair Value Measurements at December 31, 2011
Description	2011	Level 1	Level 2	Level 3

Equity funds	$59.7	$—	$59.7	$—
Active corporate bond fund	45.6	—	45.6	—
Diversified investment funds	2.9	—	0.4	2.5
Insurance contracts	2.6	—	—	2.6
Total assets	$110.8	$—	$105.7	$5.1

Reconciliation of Level 3 Assets	Balance at January 1, 2011	Actual return on plan assets	Purchases, sales and settlements	Changes due to exchange rates	Balance at December 31, 2011
Diversified investment funds	$2.8	$—	$(0.3)	$—	$2.5
Insurance contracts	2.7	0.1	(0.1)	(0.1)	2.6
Total level 3 assets	$5.5	$0.1	$(0.4)	$(0.1)	$5.1

Plan assets are invested in a number of unit linked pooled funds by an independent asset management group.  Equity funds are split 50/50 between U.K. and overseas equity funds (North America, Japan, Asia Pacific and Emerging Markets).  The asset management firm uses quoted prices in active markets to value the assets.

The Bond Allocation is invested in a number of Active Corporate Bond funds which are pooled funds.  The Corporate Bond funds primarily invest in corporate fixed income securities denominated in British Pounds Sterling with credit ratings of BBB- and above.  We use quoted prices in active markets to value the assets.

Diversified investment funds are invested in an external pension fund which in turn invests in a range of asset classes including equities and government and corporate bonds, hedge funds and private equity.  The fair value of the assets is equal to the fair value of the assets as of January 1, 2011, as provided by the external pension fund, adjusted for cash flows over the year and the estimated investment return on underlying assets over the year.

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

The actual allocations for the pension assets at December 31, 2011 and 2010, and target allocations by asset class, are as follows:

	Percentage Of Plan Assets	Target Allocations	Percentage Of Plan Assets	Target Allocations
Asset Class	2011	2011	2010	2010
U.K. Equity Fund	27.8%	31.0%	29.9%	30.4%
Overseas Equity Fund	26.1	31.0	30.7	30.4
Active Corporate Bond Funds	41.1	32.9	34.3	34.1
Insurance Contracts	2.4	2.6	2.5	2.5
Diversified Investment Funds	2.6	2.5	2.6	2.6
Total	100%	100%	100%	100%

Assumptions

The assumed discount rate for pension plans reflects the market rates for high-quality fixed income debt instruments currently available.  We used the Mercer Yield Curve to set our discount rate for the European plans, the U.S. non-qualified plans and the U.S. postretirement plans.  We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans.

Salary increase assumptions are based on historical experience and anticipated future management actions.  For the postretirement health care and life insurance benefit plans, we review external data and our historical trends for health care costs to determine the health care cost trend rates.  Retirement rates are based primarily on actual plan experience and on rates from previously mentioned mortality tables.  Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect the net periodic costs and recorded obligations in such future periods.  While we believe that the assumptions used are appropriate, significant changes in economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations.

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2011, 2010 and 2009 are shown in the following table.  These year-end values are the basis for determining net periodic costs for the following year.

	2011	2010	2009
U.S. defined benefit retirement plans:
Discount rates	3.20%	3.70%	4.55%
Rate of increase in compensation	3.0%	3.5%	3.5%
Expected long-term rate of return on plan assets	N/A	N/A	N/A

European defined benefit retirement plans:
Discount rates	4.5% - 4.75%	5.0% - 5.3%	5.25% - 5.7%
Rates of increase in compensation	3.0%	3.0% - 4.25%	3.0% - 4.25%
Expected long-term rates of return on plan assets	4.25% – 6.5%	4.5% – 7.0%	4.5% – 6.3%

Postretirement benefit plans:
Discount rates	3.85%	4.45%	5.1%

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2012 pension expense, and the impact on our retirement obligation as of December 31, 2011 for a one-percentage-point change in the discount rate:

	Non Qualified		Retiree Medical		U.K. Retirement
(In millions)	Pension Plans		Plans		Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	$	N/A	$	N/A	$(1.1)
Discount rate		$(0.1)		$0.1	$(0.6)

One-percentage-point decrease:
Expected long-term rate of return	$	N/A	$	N/A	$1.1
Discount rate		$0.1		$(0.1)	$0.1

Retirement obligation
One-percentage-point increase in discount rate		$(1.2)		$(0.5)	$(18.8)
One-percentage-point decrease in discount rate		$1.3		$0.5	$22.2

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 7.1% for medical and 5.0% for dental and vision for 2012.  The medical rates are assumed to gradually decline to 4.5% by 2025, whereas dental and vision rates are assumed to remain constant at 5.0%.  A one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have an insignificant impact on the total of service and interest cost components, and would have an unfavorable and a favorable impact of approximately $0.2 million and $0.3 million on the postretirement benefit obligation for both 2011 and 2010, respectively.

Note 9 - Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2011, were as follows:

(In millions)	2011	2010	2009
Income before income taxes:
U.S.	$106.3	$54.3	$63.6
International	69.2	45.5	14.0
Total income before income taxes	$175.5	$99.8	$77.6

Provision for income taxes:
Current:
U.S.	$10.6	$1.1	$1.5
International	7.6	5.7	0.9
Current provision for income taxes	18.2	6.8	2.4
Deferred:
U.S.	24.4	15.1	23.8
International	(1.0)	1.0	(4.2)
Deferred provision for income taxes	23.4	16.1	19.6
Total provision for income taxes	$41.6	$22.9	$22.0

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2011, is as follows:

(In millions)	2011	2010	2009
Provision for taxes at U.S. federal statutory rate	$61.5	$34.9	$27.1
State and local taxes, net of federal benefit	2.2	1.8	1.6
Foreign effective rate differential	(8.4)	(7.3)	(7.4)
Other	1.3	1.4	(0.7)
Foreign Tax Credit Carryforwards	(2.4)	(3.2)	1.4
U.S. Research & Development Tax Credits	(1.0)	(1.3)	(2.0)
Tax Settlement	(5.5)	—	—
Wind Energy Tax Credit	(0.1)	(3.5)	—
Change in valuation allowance on net operating losses	(6.0)	0.1	2.0
Total provision for income taxes	$41.6	$22.9	$22.0

Included in the 2011 provision were certain tax benefits relating to the reversal of valuation allowances on net operating losses in certain foreign jurisdictions and U.S. foreign tax credit carryforwards as it became more likely than not that these deferred tax assets would be realized. The 2011 provision also reflects the favorable impact of a tax audit settlement in one of the foreign jurisdictions.

As of December 31, 2011 and 2010, we have no U.S. income tax provision for undistributed earnings of international subsidiaries.  We do not currently have any specific plans to repatriate funds from our international subsidiaries, however we may do so in the future if the distribution is a return of capital with no tax consequences or when a dividend can be remitted with no material tax impact.  Such earnings are considered to be permanently reinvested.  Estimating the tax liability that would result if these earnings were repatriated is not practicable at this time.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2011 and 2010 are:

(In millions)	2011	2010
Assets
Net operating loss carryforwards	$64.2	$61.8
Unfunded pension liability and other postretirement obligations	13.8	14.5
Accelerated amortization	—	7.4
Advanced payments from foreign affiliates	18.8	—
Tax credit carryforwards	21.0	34.4
Stock based compensation	11.3	9.0
Other comprehensive income	13.4	8.8
Reserves and other	14.7	15.4
Subtotal	157.2	151.3
Valuation allowance	(39.4)	(36.5)
Total assets	$117.8	$114.8
Liabilities
Accelerated depreciation	(39.4)	(29.0)
Accelerated amortization	(1.2)	—
Other	(0.4)	(0.8)
Total liabilities	(41.0)	(29.8)
Net deferred tax asset	$76.8	$85.0

Deferred tax assets and deferred tax liabilities as presented in the consolidated balance sheets as of December 31, 2011 and 2010 are as follows and are recorded in prepaid expenses and other current assets, deferred tax assets, other accrued liabilities and other non-current liabilities in the consolidated balance sheets:

(In millions)	2011	2010
Current deferred tax assets, net	$45.1	$23.3
Current deferred tax liability, net	(0.1)	(0.1)
Long-term deferred tax assets, net	33.0	63.6
Long-term deferred tax liability, net	(1.2)	(1.8)
Net deferred tax assets	$76.8	$85.0

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $2.9 million and $5.7 million, respectively. The valuation allowance as of December 31, 2011 and 2010 relates primarily to net operating loss carryforwards of our foreign subsidiaries, certain state temporary differences, state net operating loss carryforwards, and foreign tax credit carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

Although realization is not assured, we have concluded that it is more-likely-than-not that the deferred tax assets, for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on the available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2011, we had tax credit carryforwards for U.S. tax purposes of $21.0 million available to offset future income taxes, of which $1.5 million are available to carryforward indefinitely while the remaining $19.5 million will begin to expire, if not utilized, in 2012. We also have net operating loss carryforwards for U.S. and foreign income tax purposes of $37.8 million and $168.8 million, respectively. The use of our U.S. net operating losses generated prior to 2003 are limited because we had an “ownership change” pursuant to IRC Section 382 resulting from a refinancing of our capital structure.  We believe we will utilize all of the U.S. net operating losses prior to their expiration.

Our foreign net operating losses can be carried forward without limitation in Belgium, Luxembourg and UK. The carryforward period in Spain and China is limited to 18 and 5 years, respectively.  We have a full valuation allowance against certain foreign net operating losses for which the Company believes it is not more likely than not that the net operating losses will be utilized. The valuation allowance on the foreign net operating losses is $132.2 million as of December 31, 2011.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2011, relate to various Foreign and U.S. jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits:

(In millions)	Unrecognized Tax Benefits 2011	Unrecognized Tax Benefits 2010	Unrecognized Tax Benefits 2009
Balance as of January1	$20.1	$19.4	$18.2
Additions based on tax positions related to the current year	1.5	2.6	3.2
Reductions for tax positions of prior years	(1.1)	—	(1.8)
Decreases relating to settlements with tax authorities	(6.7)	—	(0.1)
Expiration of the statute of limitations for the assessment of taxes	(1.6)	(0.5)	(0.5)
Other, including currency translation	0.3	(1.4)	0.4
Balance as of December 31	$12.5	$20.1	$19.4

Included in the unrecognized tax benefits of $12.5 million at December 31, 2011 was $12.2 million of tax benefits that, if recognized, would impact our annual effective tax rate.  In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. The Company recognized ($0.1) million, ($1.4) million, $0.2 million of interest expense (income) related to the above unrecognized tax benefits in 2011, 2010 and 2009, respectively.  The Company had accrued interest of approximately $0.8 million and $0.9 million as of December 31, 2011 and 2010, respectively.  During 2011 and 2010, we reversed interest of $0.2 million and $1.4 million respectively related to the unrecognized tax benefits.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for prior years; however the U.S. tax returns have been audited through 2007.  Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2006 onward), Belgium (2009 onward), France (2009 onward), Spain (2004 onward) and UK (2009 onward).  We are currently under examination in various foreign jurisdictions.

As of December 31, 2011, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2004 onward, some of which are currently under examination by certain European tax authorities.  During 2011, the Company settled an audit with foreign tax authorities in one of the jurisdictions under examination. The favorable settlement resulted in a reduction of uncertain tax benefits of approximately $5.5 million which was recognized in 2011.  As of December 31, 2011, the Company has not classified any of the unrecognized tax benefits as a current liability as it does not expect to settle any of the tax positions under examinations in various jurisdictions within the next twelve months.

We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the resolution of audits and the passing of the statute of limitations.

Note 10 - Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2011, 2010 and 2009 was as follows:

(Number of shares in millions)	2011	2010	2009
Common stock:
Balance, beginning of year	99.5	98.6	98.3
Activity under stock plans	1.5	0.9	0.3
Balance, end of year	101.0	99.5	98.6
Treasury stock:
Balance, beginning of year	2.2	2.0	1.9
Issued under stock plans	(0.5)	—	—
Repurchased	0.5	0.2	0.1
Balance, end of year	2.2	2.2	2.0
Common stock outstanding	98.8	97.3	96.6

Note 11 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(In millions, except per share data)	2011	2010	2009
Non-qualified stock options	$4.1	$3.9	$3.4
Restricted stock, service based (“RSUs”)	5.0	4.9	4.2
Restricted stock, performance based (“PRSUs”)	4.7	3.5	0.7
Employee stock purchase plan	0.1	0.1	—
Stock-based compensation expense	13.9	12.4	8.3

Tax benefit from stock options exercised during the period	$8.5	$3.9	$3.1

Non-Qualified Stock Options

Non-qualified stock options have been granted to our employees and directors under our stock compensation plan.  Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2011 is as follows:

	Number of Options (In millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2008	3.4	$11.34	4.82
Options granted	1.0	$7.60
Options exercised	(0.1)	$5.78
Options expired or forfeited	(0.2)	$8.33
Outstanding at December 31, 2009	4.1	$10.67	5.06
Options granted	0.9	$10.92
Options exercised	(0.4)	$8.54
Options expired or forfeited	(0.1)	$14.68
Outstanding at December 31, 2010	4.5	$10.84	5.16
Options granted	0.6	$19.19
Options exercised	(1.6)	$8.17
Options expired or forfeited	(0.1)	$12.93
Outstanding at December 31, 2011	3.4	$13.55	6.45

	Year Ended December 31,
(In millions, except weighted average exercise price)	2011	2010
Aggregate intrinsic value of outstanding options	$38.0	$34.4
Aggregate intrinsic value of exercisable options	$21.9	$24.0
Total intrinsic value of options exercised	$22.7	$2.6
Total number of options exercisable	2.1	2.9
Weighted average exercise price of options exercisable	$13.38	$11.15
Total unrecognized compensation cost on nonvested options (a)	$2.1	$1.8

(a)	Unrecognized compensation cost relates to nonvested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

The following table summarizes information about non-qualified stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.74 – 3.13	0.1	1.07	$3.03	0.1	$3.03
$6.68 – 10.90	1.7	6.78	$9.09	1.0	$8.47
$14.51 – 21.11	1.4	6.60	$18.42	0.8	$17.82
$22.00 – 22.24	0.2	4.19	$22.01	0.2	$22.01
$2.74 – 22.24	3.4	6.45	$13.55	2.1	$13.38

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Risk-free interest rate	1.88%	2.40%	1.52%
Expected option life (in years) Executive	4.84	5.51	4.97
Expected option life (in years) Non-Executive	4.71	4.40	4.62
Dividend yield	—%	—%	—%
Volatility	44.08%	49.20%	61.75%
Weighted-average fair value per option granted	$7.65	$4.95	$3.96

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

Restricted Stock Units — Service Based

As of December 31, 2011, a total of 917,948 shares of service based restricted stock (“RSUs”) were outstanding, which vest based on years of service under the 2003 incentive stock plan.  RSUs are granted to key employees, executives and directors of the Company.  The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight line basis over the requisite service period.  The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2011 and 2010:

	Number of RSUs (In millions)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	0.4	$20.17
RSUs granted	0.7	$8.42
RSUs issued	(0.1)	$20.09
RSUs forfeited	(0.1)	$9.46
Outstanding at December 31, 2009	0.9	$12.21
RSUs granted	0.4	$11.41
RSUs issued	(0.3)	$12.91
RSUs forfeited	—	$10.00
Outstanding at December 31, 2010	1.0	$11.76
RSUs granted	0.3	$20.63
RSUs issued	(0.4)	$12.51
RSUs forfeited	—	$11.62
Outstanding at December 31, 2011	0.9	$14.49

As of December 31, 2011, there was total unrecognized compensation cost related to nonvested RSUs of $4.3 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units — Performance Based

As of December 31, 2011, a total of 670,262 shares of performance based restricted stock (“PRSUs”) were outstanding under the 2003 incentive stock plan.  The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant.  PRSUs issued prior to 2009 contain a one year service period restriction that commences immediately after the conclusion of a two year performance period.  Based on the formula no PRSU’s were earned for the 2008 award, accordingly they are shown on the table below as forfeited in 2009.  PRSUs issued in 2011, 2010 and 2009 are based on a three year performance period.  Based on current projections and performance targets, it is estimated that an additional 0.6 million performance shares may be issuable for the 2009, 2010 and 2011 awards.  The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period.  A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary, of the Company’s PRSU activity, at original grant amounts, for the years ended December 31, 2011, 2010 and 2009:

	Number of PRSUs (In millions)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	0.4	$19.74
PRSUs granted	0.4	$7.83
PRSUs issued	(0.1)	$20.97
PRSUs forfeited	(0.2)	$21.11
Outstanding at December 31, 2009	0.5	$11.18
PRSUs granted	0.3	$10.95
PRSUs issued	(0.1)	$17.03
PRSUs forfeited	(0.1)	$7.37
Outstanding at December 31, 2010	0.6	$9.77
PRSUs granted	0.1	$19.02
PRSUs issued	—	$22.18
PRSUs forfeited	—	$11.65
Outstanding at December 31, 2011	0.7	$11.53

As of December 31, 2011, there was total unrecognized compensation cost related to nonvested PRSUs of $5.2 million, which is to be recognized over the remaining vesting period ranging from one year to three years.  The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2011, cash received from stock option exercises and from employee stock purchases was $8.9 million.  We used $7.3 million in cash related to the shares withheld to satisfy employee tax obligations for NQOs exercised and RSUs converted during the year ended December 31, 2011.  We realized a tax benefit of $8.5 million in connection with stock options exercised and RSUs converted during 2011.

We classify the cash flows resulting from these tax benefits as financing cash flows.  We either issue new shares of our common stock or utilize treasury shares upon the exercise of stock options or the conversion of stock units.

Shares Authorized for Grant

As of December 31, 2011, an aggregate of 2.2 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

Beginning in October 2009, the Company offered an ESPP, which allows for eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock.  There were 30,585 and 45,370 ESPP shares purchased in 2011 and 2010, respectively.

Note 12 - Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2011, 2010 and 2009, are as follows:

(In millions, except per share data)	2011	2010	2009
Net income	$135.5	$77.4	$56.3

Basic net income per common share:
Weighted average common shares outstanding	98.8	97.6	96.9

Basic net income per common share	$1.37	$0.79	$0.58

Diluted net income per common share:
Weighted average common shares outstanding — Basic	98.8	97.6	96.9
Plus incremental shares from assumed conversions:
Restricted stock units	0.9	1.0	0.6
Stock options	1.0	1.3	0.7
Weighted average common shares outstanding — Diluted	100.7	99.9	98.2

Diluted net income per common share	$1.35	$0.77	$0.57

Anti-dilutive shares outstanding, excluded from computation	0.3	0.8	2.1

Note 13 — Derivative Financial Instruments

Interest Rate Swap Agreements

In the fourth quarter 2010, we entered into an agreement to swap $98 million of a floating rate obligation for a fixed rate obligation at an average of 1.03% against LIBOR in U.S. dollars, which is scheduled to mature on March 31, 2014. The swap was accounted for as a cash flow hedge of our floating rate bank loan. To ensure the swap was highly effective, all of the principal terms of the swap matched the terms of the bank loan.  The fair value of the interest rate swap was a liability of $0.6 million at December 31, 2011.

Cross-Currency Interest Rate Swap Agreement

In September 2011, our cross-currency interest rate swap agreement, with a notional value of $63.4 million, to hedge a portion of our net Euro investment in Hexcel SASU (France) matured, resulting in a $5.2 million payment which is included in cash from investing activities on the consolidated statements of cash flows.  To the extent it was effective, gains and losses were recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the investment in Hexcel

France SA were recorded. We received interest in U.S. dollars quarterly and paid interest in Euros on the same day.  U.S. interest was based on the three month LIBOR.  Euro interest was based on the three month EURIBOR.  The fair value of the swap at December 31, 2010 was a liability of $3.0 million.  Net charges to interest expense of $0.6 million and $0.3 million related to the interest coupons were recorded during 2011 and 2010, respectively.  The net amount of gains/losses included in the CTA adjustment during the reporting periods were a loss of $3.5 million, a gain of $5.4 million and a loss of $1.2 million in 2011, 2010 and 2009, respectively.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through May 2014.  The aggregate notional amount of these contracts was $168.9 million and $124.2 million at December 31, 2011 and 2010, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges was a gain of $2.9 million, $3.9 million and a loss of $4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are recorded in OCI.  We exclude the forward points which resulted in a gain of $1.4 million (recorded as a reduction of interest expense) from the effectiveness assessment for the current year, and immaterial amounts in 2010 and 2009.  The carrying amount of these contracts was $0.6 million in other assets and $6.6 million classified in other liabilities on the Consolidated Balance Sheets.  During the year ended December 31, 2011 we recognized net gains of $3.1 million recorded in sales and cost of sales. During the year ended December 31, 2010 we recognized net losses of $5.7 million recorded in sales and cost of sales.  For the three years ended December 31, 2011, hedge ineffectiveness was immaterial.  Cash flows associated with these contracts are classified within net cash provided by operating activities.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. The change in the fair value of the derivatives is recorded in the consolidated statements of operations.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  There are no credit contingency features in these derivatives.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.1 million classified in other assets and $3.8 million in other liabilities and $0.3 million classified in other assets and $1.7 million in other liabilities on the December 31, 2011 and 2010 Consolidated Balance Sheets, respectively.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2011, 2010 and 2009 was as follows:

(In millions)	2011	2010	2009
Unrealized losses at beginning of period	$(0.2)	$(1.4)	$(8.9)
Gains (losses) reclassified to net sales	(2.2)	3.9	4.3
(Decrease) increase in fair value, net of tax	(2.1)	(2.7)	3.2
Unrealized losses at end of period	$(4.5)	$(0.2)	$(1.4)

Unrealized losses of $2.2 million recorded in “accumulated other comprehensive loss,” net of tax, as of December 31, 2011 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  The impact of credit risk adjustments was immaterial.

In addition, non-designated foreign exchange forward contracts are used to hedge balance sheet exposures, such as recognized foreign denominated receivables and payables. The notional amounts outstanding at December 31, 2011 and 2010, respectively, are U.S. $149.0 million against EUR, and U.S. $85.9 million and GBP 1.0 million against EUR. The change in fair value of these forward contracts is recorded in the consolidated statements of operations and was immaterial for the years 2011, 2010 and 2009.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have been remediating this site in accordance with an approved plan.  In the first quarter of 2010, we implemented new technology to enhance the remediation system to accelerate completion of the remediation.  We had expected to substantially complete the remediation by the end of 2011, but severe regional flooding, most recently from hurricane Irene, extended the completion date to the first half of 2012 and increased the remediation costs.  Consequently, in 2011, we accrued an additional $2.5 million related to this extended remediation which increased the accrual to $2.8 million at December 30, 2011.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  In May 2005, the NJDEP dismissed us from the Directive.  In February 2004, 42 entities including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we signed into an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate.  Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties will also receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options ranged from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS; the EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustee for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time.  Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures, and have produced initial documents to Tierra and Maxus, pursuant to an order of the court.  We expect additional discovery and litigation activities to occur during 2012.  The court has issued a trial plan that contemplates a liability trial for third-

party defendants (including Hexcel) in April 2013, with additional proceedings if necessary to allocate costs between third-party defendants in January 2014.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  However, we are currently complying with the order, with one exception, without withdrawing our defenses.  As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $1.4 million at December 31, 2011.

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a potentially responsible party at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. Hexcel contributed approximately 1.07% of the waste tonnage sent to the site during its operations.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and recently issued a Record of Decision; the Omega PRP Group members have been noticed by the EPA as PRP’s who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will likely incur costs associated with the investigation and remediation of the Omega site, but our ultimate liability, if any, in connection with this matter cannot be determined at this time

Environmental remediation reserve activity for the years ended December 31, 2011, 2010, 2009 was as follows:

	For the year ended
(In millions)	December 31, 2011	December 31, 2010	December 31, 2009
Beginning remediation accrual balance	$7.3	$8.3	$9.2
Current period expenses (a)	3.4	3.8	1.9
Cash expenditures	(5.7)	(4.8)	(2.8)
Ending remediation accrual balance	$5.0	$7.3	$8.3

Capital expenditures for environmental matters	$4.1	$1.7	$4.8

(a) 2011 and 2010 include $2.7 million and $3.5 million, respectively, of expenses for accelerating the completion of the remediation at the Lodi, New Jersey site.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2011 and 2010, our aggregate environmental related accruals were $5.0 million and $7.3 million, respectively. As of December 31, 2011 and 2010, $3.3 million and $4.2 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, the accruals were estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $6.8 million and $8.8 million at December 31, 2011 and 2010, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

Warranty expense for the years ended December 31, 2011, 2010 and 2009, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2008	$3.8
Warranty expense	0.6
Deductions and other	(0.7)
Balance as of December 31, 2009	$3.7
Warranty expense	1.9
Deductions and other	(1.3)
Balance as of December 31, 2010	$4.3
Warranty expense	2.0
Deductions and other	(0.6)
Balance as of December 31, 2011	$5.7

Note 15 — Supplemental Cash Flow

Supplemental cash flow information, for the years ended December 31, 2011, 2010 and 2009, consisted of the following:

(In millions)	2011	2010	2009
Cash paid for:
Interest	$15.5	$23.5	$27.8
Taxes	$10.2	$(1.5)	$11.9

Note 16 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations.  The components of accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 were as follows:

(In millions)	2011	2010
Currency translation adjustments (a)	$(4.6)	$5.5
Net unrealized gains (losses) on financial instruments, net of tax (b)	(4.8)	0.2
Pension obligation adjustment, net of tax (c)	(30.4)	(20.8)
Accumulated other comprehensive loss	$(39.8)	$(15.1)

(a)	The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(b)	Reduced by the tax impact of $2.1 million and $0.2 million at December 31, 2011 and 2010, respectively.
(c)	Reduced by the tax impact of $12.3 million and $9.0 million at December 31, 2011 and 2010, respectively.

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

The following table presents financial information on our segments as of December 31, 2011, 2010 and 2009, and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-Party Sales
2011	$1,074.5	$317.9	$—	$1,392.4
2010	904.5	269.1	—	1,173.6
2009	856.5	251.8	—	1,108.3
Intersegment sales
2011	$53.8	$1.6	$(55.4)	$—
2010	38.7	0.6	(39.3)	—
2009	27.2	0.1	(27.3)	—
Operating income (loss)
2011	$194.5	$51.6	$(54.1)	$192.0
2010	139.6	45.7	(55.5)	129.8
2009	111.4	36.0	(43.7)	103.7
Depreciation
2011	$50.8	$4.3	$0.2	$55.3
2010	49.1	3.9	0.2	53.2
2009	42.3	4.1	0.2	46.6
Equity in earnings from affiliated companies
2011	$—	$1.6	$—	$1.6
2010	—	0.5	—	0.5
2009	—	0.7	—	0.7
Other (income) expense, net
2011	$(5.7)	$—	$2.7	$(3.0)
2010	—	—	3.5	3.5
2009	8.4	—	(0.9)	7.5
Segment assets
2011	$1,076.0	$192.3	$107.8	$1,376.1
2010	919.9	176.8	161.4	1,258.1
2009	957.3	172.9	116.4	1,246.6
Investments in affiliated companies
2011	$—	$21.7	$—	$21.7
2010	—	19.9	—	19.9
2009	—	17.7	—	17.7
Accrual basis additions to property, plant and equipment
2011	$176.6	$6.9	$1.0	$184.5
2010	57.3	3.3	0.1	60.7
2009	82.7	2.4	0.6	85.7

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2011, 2010 and 2009:

(In millions)	2011	2010	2009
Net sales by Geography (a):
United States	$721.5	$614.8	$532.6
International
France	257.6	208.8	203.7
Spain	142.6	111.0	95.1
Austria	95.5	91.4	144.4
United Kingdom	102.1	85.9	79.8
Other	73.1	61.7	52.7
Total international	670.9	558.8	575.7
Total consolidated net sales	$1,392.4	$1,173.6	$1,108.3

Net Sales to External Customers (b):
United States	$615.7	$528.1	$462.6
International
France	132.3	107.5	103.7
Spain	120.8	95.6	87.3
Germany	87.7	76.5	83.2
United Kingdom	80.2	67.9	61.2
Other	355.7	298.0	310.3
Total international	776.7	645.5	645.7
Total	$1,392.4	$1,173.6	$1,108.3

Long-lived assets (c):
United States	$568.2	$467.8	$458.8
International
Spain	60.5	58.4	69.0
France	36.0	36.3	40.1
United Kingdom	68.4	53.7	48.1
Other	46.4	38.3	42.8
Total international	211.3	186.7	200.0
Total consolidated long-lived assets	$779.5	$654.5	$658.8

(a)          Net sales by geography based on the location in which the product sold was manufactured.

(b)          Net sales to external customers based on the location to which the product sold was delivered.

(c)          Long-lived assets primarily consist of property, plant and equipment, net and goodwill.

Significant Customers and Suppliers

Boeing and its subcontractors accounted for approximately 30%, 31% and 27% of 2011, 2010 and 2009 net sales, respectively.  Similarly, EADS, including Airbus and its subcontractors accounted for approximately 27%, 24% and 22% of 2011, 2010 and 2009 net sales, respectively.  In the Composites Materials segment approximately 20%, 22% and 18% of sales for 2011, 2010 and 2009, respectively, were to Boeing and its subcontractors.  Approximately 33%, 29% and 27% of sales for 2011, 2010 and 2009, respectively were to EADS and its subcontractors.  In the Engineered Products segment approximately 64%, 62% and 60% of sales for 2011, 2010 and 2009, respectively were to Boeing and its subcontractors.

A significant decline in business with Boeing, or EADS could materially impact our business, operating results, prospects and financial condition.

In 2009, Vestas Wind Systems A/S accounted for nearly 12% of the Company’s total net sales.  All of these sales are included in the Composite Materials segment and are in the Industrial market.  In 2011 and 2010, their sales were less than 10% of total net sales.

Certain key raw materials we consume are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The lack of availability of these materials could under certain circumstances materially impact our consolidated results of operations.

Note 18 — Other (Income) Expense, net

Other (income) expense, net for the three years ended December 31, 2011, consisted of the following:

(In millions)	2011	2010	2009
Pension curtailment gain	$(5.7)	$—	$—
Environmental expense	2.7	3.5	1.7
Legal settlement expense	—	—	7.5
Contingent payment received on sale of EBGI business	—	—	(1.7)
Other (income) expense, net	$(3.0)	$3.5	$7.5

Effective January 31, 2011, credited service for the participants in our U.K. plan was frozen.  This resulted in recognizing $5.7 million of prior unrecognized service credits as a curtailment gain and also reduced the projected plan obligation by $1.6 million.  Also in 2011, the Company recorded an additional $2.7 million in expense for additional environmental reserves primarily to remediate our former Lodi, New Jersey manufacturing facility that was sold in 1986 as further discussed in Note 14 to the consolidated financial statements.

In 2010, the Company made a decision to enhance the remediation system to accelerate completion of the remediation and increased its environmental accruals for the Lodi, New Jersey site by $3.5 million.

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

Note 19 — Non-operating Expense

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

Note 20 — Fair Value measurements

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk.  At December 31, 2011 and 2010, we did not have any assets or liabilities that utilize Level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs we prepare estimates of future cash flows to be generated by our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  The fair value of these assets and liabilities was approximately $0.6 million and $10.4 million, respectively at December 31, 2011.  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swap — valued using LIBOR yield curves at the reporting date.  Fair value of liability was $0.5 million at December 31, 2011.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date.  Fair value of assets and liabilities at December 31, 2011 was $0.6 million and $9.9 million, respectively.

Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in 2011 that would significantly reduce the receivable amount owed, if any, to the Company.

Note 21 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2011 and 2010 were:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter
2011
Net sales	$331.6	$353.7	$351.8	$355.3
Gross margin	83.0	87.0	86.5	85.6
Other (income) expense, net	(5.7)	—	2.7	—
Operating income	47.2	49.4	46.0	49.4
Net income	26.4	37.4	32.2	39.5

Net income per common share:
Basic	$0.27	$0.38	$0.33	$0.40
Diluted	$0.26	$0.37	$0.32	$0.39

Market price:
High	$20.69	$21.90	$24.23	$25.84
Low	$17.58	$18.78	$18.07	$21.34

2010
Net sales	$263.0	$305.1	$294.5	$311.0
Gross margin	66.1	78.4	70.5	67.6
Other (income) expense, net	3.5	—	—	—
Operating income	23.8	40.5	34.5	31.0
Net income	15.8	23.1	15.6	22.9

Net income per common share:
Basic	$0.16	$0.24	$0.16	$0.23
Diluted	$0.16	$0.23	$0.16	$0.23

Market price:
High	$14.44	$17.28	$19.21	$19.08
Low	$10.13	$14.01	$15.06	$15.67

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	Balance at beginning of year	Charged to expense/(recovery)	Deductions and other	Balance at end of year
Year ended December 31, 2011
Allowance for doubtful accounts	$1.5	$—	$(0.3)	$1.2
Allowance for deferred tax assets	36.5	10.5	(7.6)	39.4

Year ended December 31, 2010
Allowance for doubtful accounts	$1.9	$(0.1)	$(0.3)	$1.5
Allowance for deferred tax assets	30.8	11.2	(5.5)	36.5

Year ended December 31, 2009
Allowance for doubtful accounts	$2.1	$0.1	$(0.3)	$1.9
Allowance for deferred tax assets	16.1	14.7	—	30.8