Form 10-Q
period 2012-03-31
HEXCEL CORP /DE/
filed 2012-04-23
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2012
COMMON STOCK	99,576,482

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$48.7	$49.5
Accounts receivable, net	251.0	199.3
Inventories, net	232.0	215.7
Prepaid expenses and other current assets	53.1	59.8
Total current assets	584.8	524.3

Property, plant and equipment	1,271.6	1,223.5
Less accumulated depreciation	(511.3)	(501.4)
Property, plant and equipment, net	760.3	722.1

Goodwill and intangible assets	57.7	57.4
Investments in affiliated companies	22.4	21.7
Deferred tax assets	26.1	33.0
Other assets	15.6	17.6

Total assets	$1,466.9	$1,376.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$14.5	$12.6
Accounts payable	119.2	141.7
Accrued liabilities	87.1	93.2
Total current liabilities	220.8	247.5

Long-term notes payable and capital lease obligations	294.8	238.3
Other non-current liabilities	87.0	88.1
Total liabilities	602.6	573.9

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 102.0 and 101.0 shares issued at March 31, 2012 and December 31, 2011, respectively	1.0	1.0
Additional paid-in capital	604.3	589.2
Retained earnings	323.5	283.9
Accumulated other comprehensive loss	(25.4)	(39.8)
	903.4	834.3
Less — Treasury stock, at cost, 2.5 shares at March 31, 2012 and 2.2 shares at December 31, 2011	(39.1)	(32.1)
Total stockholders’ equity	864.3	802.2

Total liabilities and stockholders’ equity	$1,466.9	$1,376.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2012	2011

Net sales	$400.1	$331.6
Cost of sales	293.7	248.6
Gross margin	106.4	83.0

Selling, general and administrative expenses	36.6	32.9
Research and technology expenses	9.2	8.6
Other operating (income)	—	(5.7)
Operating income	60.6	47.2

Interest expense, net	3.0	4.2
Non-operating expense	—	4.9
Income before income taxes and equity in earnings of affiliated companies	57.6	38.1

Provision for income taxes	18.4	12.2
Income before equity in earnings of affiliated companies	39.2	25.9

Equity in earnings of affiliated companies	0.4	0.5
Net income	$39.6	$26.4

Net income per common share:

Basic	$0.40	$0.27

Diluted	$0.39	$0.26

Weighted average common shares outstanding:

Basic	99.8	98.2

Diluted	101.7	100.4

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2012	2011

Net Income	$39.6	$26.4
Currency translation adjustments	11.0	17.8
Net unrealized pension and other benefit actuarial gains (losses) and prior service cost (credits), net of tax	(0.4)	0.7
Net unrealized gains on financial instruments, net of tax	3.8	5.3
Comprehensive Income	$54.0	$50.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2012	2011

Cash flows from operating activities
Net income	$39.6	$26.4
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	14.0	14.1
Amortization of debt discount and deferred financing costs and call premium expense	0.5	5.4
Deferred income taxes	12.0	9.3
Equity in earnings from affiliated companies	(0.4)	(0.5)
Stock-based compensation	7.5	6.4
Pension curtailment gain	—	(5.7)
Excess tax benefits on stock-based compensation	(4.7)	(2.0)

Changes in assets and liabilities:
(Increase) in accounts receivable	(48.3)	(30.1)
(Increase) in inventories	(13.5)	(24.3)
Decrease (increase) in prepaid expenses and other current assets	2.6	(1.0)
Increase in accounts payable and accrued liabilities	17.7	24.7
Other - net	(4.8)	(5.8)
Net cash provided by operating activities	22.2	16.9

Cash flows from investing activities
Capital expenditures and deposits for capital purchases	(82.9)	(35.9)
Net cash used for investing activities	(82.9)	(35.9)

Cash flows from financing activities
Proceeds (repayment) from senior secured credit facility	59.0	(35.0)
Borrowings (repayments) from credit line	0.7	(1.3)
Repayments of capital lease obligations and other debt, net	(0.2)	(0.1)
Repayment of senior secured credit facility — term loan	(1.2)	(1.2)
Borrowings from senior secured credit facility	—	135.0
Repayment of 6.75% senior subordinated notes	—	(150.0)
Call premium payment for 6.75% senior subordinated notes	—	(3.4)
Activity under stock plans	0.8	3.1
Net cash provided by (used in) financing activities	59.1	(52.9)
Effect of exchange rate changes on cash and cash equivalents	0.8	5.3
Net decrease in cash and cash equivalents	(0.8)	(66.6)
Cash and cash equivalents at beginning of period	49.5	117.2
Cash and cash equivalents at end of period	$48.7	$50.6

Supplemental data:
Accrual basis additions to property, plant and equipment	$44.7	$25.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our significant accounting policies.

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited 2011 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2012.

Investments in Affiliated Companies

We have a 50% equity ownership investment in an Asian joint venture Asian Composites Manufacturing Sdn. Bhd.  We have determined that this investment is not a variable interest entity.  As such, we account for our share of the earnings of this affiliated company using the equity method of accounting.

Note 2 — Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2012	2011

Basic net income per common share:
Net income	$39.6	$26.4

Weighted average common shares outstanding	99.8	98.2

Basic net income per common share	$0.40	$0.27

Diluted net income per common share:
Weighted average common shares outstanding — Basic	99.8	98.2
Plus incremental shares from assumed conversions:
Restricted stock units	0.7	0.8
Stock options	1.2	1.4
Weighted average common shares outstanding — Dilutive	101.7	100.4

Diluted net income per common share	$0.39	$0.26

Total shares underlying stock options of 0.5 million and 1.0 million were excluded from the computation of diluted net income per share for the quarters ended March 31, 2012 and 2011, respectively, as they were anti-dilutive.

Note 3 — Inventories, net

(In millions)	March 31, 2012	December 31, 2011
Raw materials	$102.4	$86.4
Work in progress	49.6	48.4
Finished goods	80.0	80.9
Total inventories	$232.0	$215.7

Note 4 — Retirement and Other Postretirement Benefit Plans

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters ended March 31, 2012 and 2011, were as follows:

	Quarter Ended March 31,
(In millions)	2012	2011
U.S. Non-qualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.2
Interest cost	0.3	0.3
Net amortization and deferral	0.6	0.3
Net periodic benefit cost	$1.2	$0.8

	March 31, 2012	December 31, 2011
Amounts recognized on the balance sheet:
Accrued liabilities	$0.3	$0.3
Other non-current liabilities	33.7	33.1
Total accrued benefit	$34.0	$33.4

	Quarter Ended March 31,
	2012	2011
European Defined Benefit Retirement Plans
Service cost	$0.1	$0.7
Interest cost	1.7	1.8
Expected return on plan assets	(1.8)	(1.9)
Net amortization and deferral	0.2	0.2
Curtailment gain	—	(5.7)
Net periodic benefit cost (income)	$0.2	$(4.9)

	March 31, 2012	December 31, 2011
Amounts recognized on the balance sheet:
Accrued liabilities	$3.2	$0.4
Other non-current liabilities	27.9	28.6
Total accrued benefit	$31.1	$29.0

As discussed in Note 10, effective January 31, 2011 credited service for the participants in our U.K. defined benefit plan was frozen, as the plan was terminated and replaced with a defined contribution plan.  This change reduced the projected plan obligation by $1.6 million and also resulted in recognizing $5.7 million of prior unrecognized service credits as a curtailment gain.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we expect to contribute $0.3 million in 2012 to cover unfunded benefits. We contributed $0.3 million to our U.S. non-qualified defined benefit retirement plans during the 2011 fiscal year.

We contributed $1.5 million and $1.4 million to our European defined benefit retirement plans in the first quarters of 2012 and 2011, respectively. We plan to contribute approximately $7.8 million during 2012 to these European plans.  We contributed $6.2 million to our European plans during the 2011 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters ended March 31, 2012 and 2011 were immaterial.

	March 31, 2012	December 31, 2011
Amounts recognized on the balance sheet:
Accrued liabilities	$0.7	$0.7
Other non-current liabilities	7.1	7.3
Total accrued benefit	$7.8	$8.0

In connection with our postretirement plans, we contributed $0.1 million in the first quarter of 2012 and less than $0.1 million in the first quarter of 2011.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Under the provisions of these post retirement plans, we expect to contribute approximately $0.7 million in 2012 to cover unfunded benefits.  We contributed $0.3 million to our postretirement plans during the 2011 fiscal year.

Note 5 — Debt

(In millions)	March 31, 2012	December 31, 2011
Working capital line of credit — China	$5.5	$4.8
Current maturities of capital lease and other obligations	0.2	0.3
Current maturities of term loan	8.8	7.5
Notes payable and current maturities of long-term liabilities	14.5	12.6

Senior secured credit facility — term loan due 2015	82.5	85.0
Senior secured credit facility — revolving loan due 2015	137.0	78.0
6.75% senior subordinated notes due 2015	73.5	73.5
Capital lease and other obligations	1.8	1.8
Long-term notes payable and capital lease obligations	294.8	238.3
Total notes payable and capital lease obligations	$309.3	$250.9

Estimated Fair Values of Notes Payable

The approximate, aggregate fair value of our notes payable as of March 31, 2012 and December 31, 2011 were as follows:

(In millions)	March 31, 2011	December 31, 2011
6.75% senior subordinated notes, due 2015	$74	$74
Senior secured credit facility — term loan due 2015	91	93

The fair values of the notes payable were estimated on the basis of quoted market prices.  Due to low trading activity, they are Level 2 in the fair value hierarchy.

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

In 2010, we entered into an agreement to swap $98 million of a floating rate obligation for a fixed rate obligation at an average of 1.03% against LIBOR in U.S. dollars.  The swap is scheduled to mature on March 31, 2014, and was accounted for as a cash flow hedge of our floating rate bank loan. To ensure the swap was highly effective, all the principal terms of the swap matched the terms of the bank loan.  The fair value of the interest rate swap was a liability of $0.8 million at March 31, 2012 and $0.6 million at December 31, 2011.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through November 2014.  The aggregate notional amount of these contracts was $200.7 million and $168.9 million at March 31, 2012 and December 31, 2011, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges was a gain of $4.7 million and $4.8 million for the quarters ended March 31, 2012 and 2011, respectively, and are recorded in other comprehensive income.  The carrying amount of these contracts was $2.2 million classified in other assets and $2.3 million in other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2012 and $0.6 million in other assets and $6.6 million classified in other liabilities at December 31, 2011.  During each of the quarters ended March 31, 2012 and 2011, we recognized a net $0.5 million reduction in gross margin.  For the quarters ended March 31, 2012 and 2011, hedge ineffectiveness was immaterial.  Cash flows associated with these contracts are classified within net cash provided by operating activities.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended March 31, 2012 and 2011, we recognized net foreign exchange gains of $3.2 million and foreign exchange gains of $5.0 million, respectively, in the Condensed Consolidated Statements of Operations, which offsets the translation exposure of these transactions.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.5 million classified in other assets and $0.2 million in other liabilities and $0.1 million classified in other assets and $3.8 million in other liabilities on the March 31, 2012 and December 31, 2011 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended March 31, 2012 and 2011 was as follows:

	Quarter Ended March 31,
(In millions)	2012	2011
Unrealized losses at beginning of period	$(4.5)	$(0.2)
Losses reclassified to net sales	0.4	0.4
Increase in fair value	3.4	3.6
Unrealized (losses) gains at end of period	$(0.7)	$3.8

As of March 31, 2012, unrealized losses recorded in “accumulated other comprehensive income,” net of tax, total $0.7 million, of which $0.1 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

The income tax provisions for the quarters ended March 31, 2012 and 2011 were $18.4 million and $12.2 million, respectively.  The effective tax rate for both periods was about 32%.

Note 8 — Fair Value Measurements

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs.  For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  The fair value of these assets and liabilities was approximately $2.7 million and $3.3 million, respectively at March 31, 2012.  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swap — valued using LIBOR yield curves at the reporting date.  Fair value was a liability of $0.8 million at March 31, 2012.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at March 31, 2012 was $2.7 million and $2.5 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2012 that would reduce the receivable amount owed, if any, to the Company.

•                  Money market funds —are classified as cash equivalents. Fair value at March 31, 2012 was $16.0 million, the same as book value.

Note 9 — Segment Information

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

Financial information for our business segments for the quarters ended March 31, 2012 and 2011 is as follows:

(In millions)	Composite Materials(b)	Engineered Products	Corporate & Other(a)	Total

First Quarter 2012
Net sales to external customers:
Commercial aerospace	$179.5	$62.8	$—	$242.3
Space and defense	63.9	21.0	—	84.9
Industrial	72.8	0.1	—	72.9
Net sales to external customers	316.2	83.9	—	400.1
Intersegment sales	15.9	0.1	(16.0)	—
Total sales	332.1	84.0	(16.0)	400.1

Operating income (a)	65.8	11.8	(17.0)	60.6
Depreciation and amortization	12.9	1.1	—	14.0
Stock-based compensation expense	2.1	0.4	5.0	7.5
Accrual basis additions to capital expenditures	43.6	1.1	—	44.7

First Quarter 2011
Net sales to external customers:
Commercial aerospace	$143.2	$54.4	$—	$197.6
Space and defense	59.9	19.8	—	79.7
Industrial	53.2	1.1	—	54.3
Net sales to external customers	256.3	75.3	—	331.6
Intersegment sales	13.9	0.3	(14.2)	—
Total sales	270.2	75.6	(14.2)	331.6

Operating income (a)	49.8	12.5	(15.1)	47.2
Depreciation and amortization	12.9	1.1	0.1	14.1
Stock-based compensation expense	1.6	0.3	4.5	6.4
Other operating (income) expense	(5.7)	—	—	(5.7)
Accrual basis additions to capital expenditures	24.3	0.9	—	25.2

(a)          We do not allocate corporate expenses to the operating segments.

(b)         First quarter 2011 operating income for Composite Materials includes a $5.7 million gain resulting from the curtailment of our U.K. pension plan.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	March 31, 2012	December 31, 2011
Composite Materials	$41.7	$41.4
Engineered Products	16.0	16.0
Goodwill and intangible assets	$57.7	$57.4

No impairments have been recorded against these amounts.

Note 10 — Other Operating (Income) Expense

Effective January 31, 2011, credited service for the participants in our U.K. defined benefit plan was frozen, as it was terminated and replaced with a defined contribution plan.  This resulted in recognizing $5.7 million of prior unrecognized service credits as a curtailment gain and also reduced the projected plan obligation by $1.6 million.

Note 11 — Other Non-Operating Expense

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

We have been named as a potentially responsible party (“PRP”) with respect to several hazardous waste disposal sites that we do not own or possess, which are included on, or proposed to be included on, the Superfund National Priority List of the U.S. Environmental Protection Agency (“EPA”) or on equivalent lists of various state governments.  Because CERCLA allows for joint and several liability in certain circumstances, we could be responsible for all remediation costs at such sites, even if we are one of many PRPs.  We believe, based on the amount and nature of our waste, our existing insurance coverage, the amounts already provided for and the number of other financially viable PRPs, that our liability in connection with such matters will not be material.

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have been remediating this site in accordance with an approved plan.  The primary remediation activities have been completed and we are awaiting sampling results and confirmation from the State. We will continue to incur costs to decommission the system, cleanup select contaminated areas and the continued monitoring of the site. The accrual is $1.5 million at March 31, 2012.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  The NJDEP later dismissed us from the Directive.  In February 2004, 42 entities including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we voluntarily signed into an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate.  Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties will also receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options ranged from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS; the EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  Furthermore, the Federal Trustee for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time.  Finally, on February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures, and have produced initial documents to Tierra and Maxus, pursuant to an order of the court.  We expect additional discovery and litigation activities to occur during 2012.  The court has issued a trial plan that contemplates a liability trial for third-party defendants (including Hexcel) in April 2013, with additional proceedings if necessary to allocate costs between third-party defendants in January 2014.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Management has determined that the cost-sharing agreement terminated in December 1998; however, the other party disputes this determination.  The Washington Department of Ecology (“Ecology”) has issued a unilateral Enforcement Order to us requiring us to (a) maintain the interim remedial system and to perform system separation, (b) to conduct a focused remedial investigation and (c) to conduct a focused feasibility study to develop recommended long term remedial measures.  We asserted defenses against performance of the order, particularly objecting to the remediation plan proposed by the previous owner, who still owns the adjacent contaminated site.  As a result of a dispute resolution procedure, Hexcel and Ecology have reached an agreement to modify certain work requirements and to extend certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $1.3 million at March 31, 2012.

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a potentially responsible party at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA.  The Omega PRP Group has allocated 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and recently issued a Record of Decision; the Omega PRP Group members have been noticed by the EPA as PRP’s who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will likely incur costs associated with the investigation and remediation of the Omega site, but our ultimate liability, if any, in connection with this matter cannot be determined at this time.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of March 31, 2012, our aggregate environmental related accruals were $3.4 million, of which $2.5 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $1.5 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance for the quarter ended March 31, 2012 was $1.6 million and $2.1 million for the quarter ended March 31, 2011.  In addition, our operating costs relating to environmental compliance charged directly to expense were $2.8 million and $2.3 million for the quarters ended March 31, 2012 and 2011, respectively.  Capital expenditures for environmental matters were $0.3 million and $0.2 million for the quarters ended March 31, 2012 and 2011, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter ended March 31, 2012, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2011	$5.7
Warranty expense	1.3
Deductions and other	(1.0)
Balance as of March 31, 2012	$6.0

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop, manufacture, and market lightweight, high-performance composites, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, adhesives, honeycomb, engineered honeycomb and composite structures, for use in Commercial Aerospace, Space & Defense and Industrial Applications. Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, recreational products and a variety of other industrial applications.

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

Net sales for the quarter were $400.1 million, 20.7% higher (22.0% in constant currency) than the $331.6 million reported for the first quarter of 2011.  The growth was led by the commercial aerospace market, which accounts for about 60% of our sales.

Commercial aerospace sales increased 22.6% for the quarter (23.7% in constant currency) as compared to the first quarter of 2011.  Airbus and Boeing related sales (which combined accounted for over 80% of our sales to this market) were up over 20% as revenues attributed to new aircraft programs (A380, A350, B787, B747-8) increased more than 20% versus the same period last year and continue to comprise more than 25% of Commercial Aerospace sales.  Airbus and Boeing legacy aircraft related sales for the quarter were also up over 20% as compared to the first quarter of 2011, as we benefit from line-rate increases.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up more than 15% from a year ago and were up modestly on a sequential basis.

Space and Defense sales of $84.9 million were 6.5% higher (7.5% in constant currency) than the first quarter of 2011.  We continue to benefit from rotorcraft related growth, led by strong sales in Europe and Asia Pacific.

Industrial sales of $72.9 million for the first quarter of 2012 were 34.3% higher (37.3% in constant currency) than the first quarter of 2011.  Wind sales have now grown sequentially for the last five quarters and have reached our expected run rate for the balance of the year.

Gross margin was 26.6% of net sales for the quarter as compared to 25.0% in the same period last year. Strong sales volume and the continued improvement in operating performance led to the margin improvement.  The impact from exchange rates on gross margin percentage accounted for about 50 basis points of the increase compared to the first quarter of last year. SG&A and R&T expenses were 10.4% higher than the comparable period in 2011, due to higher variable compensation expenses and the addition of infrastructure and related staffing to support the current and future growth.  Adjusted operating income increased from 12.5% in the first quarter of 2011 to 15.1% in the first quarter of 2012, with foreign exchange rates accounting for about 50 bps of the increase.

We expect accrual basis capital expenditures to be $250 million to $275 million in 2012, as we expand capacity to meet the planned needs of our customers.  Accrual basis additions to capital expenditures were $44.7 million in the first quarter of 2012 as compared to $25.2 million during the first quarter of 2011.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first quarter was a use of $61 million as compared to a use of $19 million for the first quarter of 2011 primarily due to higher amounts of cash paid for capital expenditures in 2012.  Cash spent on capital expenditures in the first quarter of 2012 was $82.9 million compared to $35.9 million in 2011. We expect free cash flow for the year to be in the range of a use of $50 million - $75 million.

Based on our current market outlook and first quarter results, we are increasing our 2012 adjusted diluted earnings per share guidance to $1.45 - $1.55 (from $1.33 - $1.45).  We are also raising our sales guidance for the year to $1.55 billion - $1.65 billion (from $1.5 billion - $1.6 billion).

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2012	2011	% Change

Net sales	$400.1	$331.6	20.7%
Operating income	60.6	47.2	28.4%
As a percentage of net sales	15.1%	14.2%
Net income	$39.6	$26.4	50.0%
Diluted net income per common share	$0.39	$0.26

Non-GAAP measures:
Adjusted operating income	$60.6	$41.5	46.0%
As a percentage of net sales	15.1%	12.5%
Adjusted net income	$39.6	$25.3	56.5%
Adjusted diluted earnings per share	$0.39	$0.25

Net sales, adjusted operating income, adjusted operating income % and adjusted net income for the first quarter of 2012 were the highest in the Company’s history.

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

	Quarter Ended March 31,
(In millions, except per share data)	2012	2011

Operating income	$60.6	$47.2
Other operating income (a)	—	(5.7)
Adjusted operating income	$60.6	$41.5

Net income	$39.6	$26.4
Other operating income, net of tax (a)	—	(4.1)
Non-operating expense, net of tax (b)	—	3.0
Adjusted net income	$39.6	$25.3

(a)    Other operating income for the quarter ended March 31, 2011 was a benefit from the curtailment of our U.K. pension plan.

(b)   Non-operating expense was the accelerated amortization of deferred financing costs and expensing of the call premium from the redemption of $150 million of 6.75% senior subordinated notes.

Net Sales

Net sales for the quarter ended March 31, 2012 increased 20.7% (22.0% in constant currency) from the first quarter of 2011. The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31,
(In millions)	2012	2011	% Change
Consolidated Net Sales	$400.1	$331.6	20.7%
Commercial Aerospace	242.3	197.6	22.6%
Space & Defense	84.9	79.7	6.5%
Industrial	72.9	54.3	34.3%

Composite Materials	$316.2	$256.3	23.4%
Commercial Aerospace	179.5	143.2	25.3%
Space & Defense	63.9	59.9	6.7%
Industrial	72.8	53.2	36.8%

Engineered Products	$83.9	$75.3	11.4%
Commercial Aerospace	62.8	54.4	15.4%
Space & Defense	21.0	19.8	6.1%
Industrial	0.1	1.1	(90.9)%

Commercial Aerospace: Net sales increased $44.7 million, or 22.6% (23.7% in constant currency) to $242.3 million for the first quarter of 2012.  Revenues attributed to new aircraft programs (A380, A350, B787 and B747-8) increased more than 20% versus the same period last year and comprise more than 25% of Commercial Aerospace sales.  Airbus and Boeing legacy aircraft related sales for the quarter were up over 20% as compared to the first quarter of 2011.  Regional and business aircraft sales, which account for less than 20% of sales for this market, increased more than 15% for the first quarter compared to 2011, and were up modestly on a sequential basis.

Space & Defense: Net sales of $84.9 million were up $5.2 million, or 6.5% (7.5% in constant currency) from the first quarter of 2011.  We continue to benefit from rotorcraft related growth, led by strong sales in Europe and Asia Pacific.

Industrial: Net sales increased $18.6 million, or 34.3% (37.3% in constant currency), to $72.9 million for the first quarter of 2012.  Wind sales have now grown sequentially for the last five quarters.

Gross Margin

	Quarter Ended March 31,
(In millions)	2012	2011	% Change
Gross margin	$106.4	$83.0	28.2%
Percentage of sales	26.6%	25.0%

We achieved a gross margin percentage of 26.6% in the first quarter of 2012.  The benefit of higher volume combined with good cost control led to the margin growth.  Foreign exchange rates also contributed approximately 50 basis points of the margin increase.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2012	2011	% Change
SG&A expense	$36.6	$32.9	11.2%
Percentage of sales	9.1%	9.9%

R&T expense	$9.2	$8.6	7.0%
Percentage of sales	2.3%	2.6%

Selling, general and administrative (“SG&A”) and Research and technology (“R&T”) expenses in the first quarter of 2012 were 10.4% higher than the comparable 2011 period due to higher variable compensation expenses and the addition of infrastructure and related staffing to support the current and future growth.

Operating Income

	Quarter Ended March 31,
(In millions)	2012	2011	% Change
Consolidated Operating income	$60.6	$47.2	28.4%
Operating margin	15.1%	14.2%

Composite Materials	65.8	49.8	32.1%
Operating margin	19.8%	18.4%
Engineered Products	11.8	12.5	(5.6)%
Operating margin	14.0%	16.5%
Corporate & Other	(17.0)	(15.1)	(12.6)%

Excluding the $5.7 million curtailment gain, adjusted operating margin in 2011 was 12.5%. The year over year increase in operating margin percentage was primarily due to the higher sales and good cost control efforts.  The decrease in Engineered Products operating margin primarily relates to the mix of products sold and learning curve costs related to new programs.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2012	2011	% Change
Interest expense, net	$3.0	$4.2	(28.6)%
Percentage of sales	0.7%	1.3%

The $1.2 million decrease in interest expense was primarily due to lower average borrowing rates as a result of the February 2011 prepayment of $150 million of the 6.75% senior subordinated notes.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2012	2011
Income tax expense	$18.4	$12.2
Effective tax rate	31.9%	32.0%

The 31.9% effective tax rate in 2012 is in line with our expected rate for the year.

Financial Condition

Liquidity:  As of March 31, 2012, we had cash and cash equivalents of $48.7 million.  Aggregate borrowings as of March 31, 2012 under the Senior Secured Credit Facility (the “Facility”) were $228.3 million.  The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of March 31, 2012, we had issued letters of credit under the Facility totaling $2.2 million, resulting in undrawn availability under the Facility as of March 31, 2012 of $145.8 million.  In addition, we borrowed $5.5 million from the credit line established in China associated with our operations there.  Our total debt, net of cash, as of March 31, 2012 was $260.6 million.  This represents an increase of $59.2 million from December 31, 2011.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of March 31, 2012, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and our revolving credit facility. As of March 31, 2012, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2014.  Our term loan requires repayments at a rate of approximately $1.3 million per quarter through June 2012 and increasing to $2.5 million per quarter until June 2014.  Our next required payment of $1.3 million is due in June 2012.  Our revolver facility expires in July 2015.

Operating Activities:  Net cash provided by operating activities was $22.2 million in the first quarter of 2012, as compared to net cash provided by operating activities of $16.9 million in the first quarter of 2011.  Historically, working capital traditionally increases from the low seasonal December levels, and our annual benefit and variable compensation payments occur in the first quarter.  Working capital was a use of $41.5 million in the first quarter of 2012 and a use of $30.7 million in the first quarter of 2011.

Investing Activities:  Net cash used for investing activities of $82.9 million in the first quarter of 2012 was for capital expenditures. This compares to capital expenditures of $35.9 million during the first quarter of 2011.

Financing Activities:  Financing activities provided $59.1 million of net cash in the first quarter of 2012 compared with using $52.9 million in the same period of 2011.  The increase in 2012 reflects $59.0 million of borrowings from our revolving credit facility.  The decrease in 2011 represents the February redemption of $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 2.25%.  The redemption was primarily funded by a $135 million draw down our senior secured credit facility, of which $35 million was repaid in the first quarter of 2011.

As a result of the redemption in 2011, we accelerated the unamortized financing costs of the senior subordinated notes being redeemed and expensed the call premium incurring a pretax charge of $4.9 million (after tax of $0.03 per diluted share) in the first quarter of 2011.

Financial Obligations and Commitments: As of March 31, 2012, current maturities of notes payable and capital lease obligations, excluding our foreign credit line, were $9.0 million. This amount includes all remaining debt and capital lease maturities in 2012 (refer to MD&A in our 2011 Annual Report on Form 10-K for further details regarding our financial obligations and commitments). The next significant scheduled debt maturity will not occur until 2014, in the amount of $10.0 million. We have one capital lease for a building which expires in 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There were no significant changes in our accounting policies and estimates since the end of fiscal 2011.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels, particularly where raw materials are obtained from a single or limited number of sources and cannot be substituted by unqualified alternatives; manufacturing capacity constraints; and the availability, terms and deployment of capital.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2011 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse effects or give rise to additional material risks not now contemplated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 — January 31, 2012	1,571		$25.93	0	0

February 1 — February 29, 2012	0		N/A	0	0

March 1 — March 31, 2012	0		N/A	0	0

Total	1,571	(1)	$25.93	0	0

(1) All shares were delivered by one employee in payment of the exercise price of non-qualified stock options

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

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

April 23, 2012	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.