Form 10-Q
period 2012-06-30
HEXCEL CORP /DE/
filed 2012-07-23
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2012
COMMON STOCK	99,728,630

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$32.6	$49.5
Accounts receivable, net	250.4	199.3
Inventories, net	242.2	215.7
Current deferred tax assets and other current assets	66.4	59.8
Total current assets	591.6	524.3

Property, plant and equipment	1,324.7	1,223.5
Less accumulated depreciation	(516.2)	(501.4)
Property, plant and equipment, net	808.5	722.1

Goodwill and intangible assets	57.4	57.4
Investments in affiliated companies	22.8	21.7
Deferred tax assets	22.1	33.0
Other assets	14.9	17.6

Total assets	$1,517.3	$1,376.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of debt	$19.2	$12.6
Accounts payable	121.3	141.7
Accrued liabilities	100.9	93.2
Total current liabilities	241.4	247.5

Long-term debt	280.7	238.3
Other non-current liabilities	100.7	88.1
Total liabilities	622.8	573.9

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 102.2 and 101.0 shares issued at June 30, 2012 and December 31, 2011, respectively	1.0	1.0
Additional paid-in capital	609.2	589.2
Retained earnings	371.5	283.9
Accumulated other comprehensive loss	(48.1)	(39.8)
	933.6	834.3
Less — Treasury stock, at cost, 2.5 shares at June 30, 2012 and 2.2 shares at December 31, 2011	(39.1)	(32.1)
Total stockholders’ equity	894.5	802.2

Total liabilities and stockholders’ equity	$1,517.3	$1,376.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2012	2011	2012	2011

Net sales	$399.2	$353.7	$799.3	$685.3
Cost of sales	293.7	266.7	587.4	515.3
Gross margin	105.5	87.0	211.9	170.0

Selling, general and administrative expenses	32.5	29.7	69.1	62.6
Research and technology expenses	8.6	7.9	17.8	16.5
Other operating (income) expense	(9.5)	—	(9.5)	(5.7)
Operating income	73.9	49.4	134.5	96.6

Interest expense, net	3.0	2.9	6.0	7.1
Non-operating expense	1.1	—	1.1	4.9
Income before income taxes and equity in earnings of affiliated companies	69.8	46.5	127.4	84.6
Provision for income taxes	22.1	9.3	40.5	21.5
Income before equity in earnings of affiliated companies	47.7	37.2	86.9	63.1
Equity in earnings of affiliated companies	0.3	0.2	0.7	0.7
Net income	$48.0	$37.4	$87.6	$63.8

Basic net income per common share:	$0.48	$0.38	$0.88	$0.65

Diluted net income per common share:	$0.47	$0.37	$0.86	$0.63

Weighted average common shares outstanding:
Basic	100.2	98.6	100.0	98.4
Diluted	102.0	100.7	101.9	100.5

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2012	2011	2012	2011

Net income	$48.0	$37.4	$87.6	$63.8
Currency translation adjustments	(18.1)	6.6	(7.1)	24.4
Net unrealized pension and other benefit actuarial gains (losses) and prior service costs (credits)	0.7	0.2	0.3	0.9
Net unrealized gains (losses) on financial instruments, net of tax	$(5.3)	$(1.1)	$(1.5)	$4.2
Comprehensive income	25.3	43.1	79.3	93.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2012	2011

Cash flows from operating activities
Net income	$87.6	$63.8
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	28.3	27.9
Amortization of deferred financing costs and call premium expense	2.1	5.9
Deferred income taxes	15.3	6.7
Equity in earnings from affiliated companies	(0.7)	(0.7)
Stock-based compensation	10.5	8.8
Gain on sale of property	(4.9)	—
Pension curtailment gain	—	(5.7)
Excess tax benefits on stock-based compensation	(5.4)	(3.6)

Changes in assets and liabilities:
Increase in accounts receivable	(54.4)	(25.4)
Increase in inventories	(28.7)	(31.5)
Decrease (increase) in prepaid expenses and other current assets	1.5	(3.1)
Increase in accounts payable and accrued liabilities	28.0	36.0
Other-net	(5.4)	(1.8)
Net cash provided by operating activities	73.8	77.3

Cash flows from investing activities
Proceeds from sale of real estate	5.3	—
Capital expenditures	(144.4)	(67.8)
Net cash used for investing activities	(139.1)	(67.8)

Cash flows from financing activities
Proceeds from senior secured credit facility	121.0	135.0
Capital lease obligations and other debt, net	4.1	(3.5)
Issuance costs related to senior secured credit facility	(0.6)	—
Call premium payment for 6.75% senior subordinated notes	(0.8)	(3.4)
Repayment of senior secured credit facility - term loan	(2.5)	(2.5)
Repayment of 6.75% senior subordinated notes	(73.5)	(150.0)
Repayment of senior secured credit facility	—	(60.0)
Activity under stock plans	2.5	7.4
Net cash used provided by (used for) for financing activities	50.2	(77.0)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	6.2
Net decrease in cash and cash equivalents	(16.9)	(61.3)
Cash and cash equivalents at beginning of period	49.5	117.2
Cash and cash equivalents at end of period	$32.6	$55.9

Supplemental data:
Accrual basis additions to property, plant and equipment	$114.5	$55.1

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

Note 2 — Net Income per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2012	2011	2012	2011

Basic net income per common share:
Net income	$48.0	$37.4	$87.6	$63.8

Weighted average common shares outstanding	100.2	98.6	100.0	98.4

Basic net income per common share	$0.48	$0.38	$0.88	$0.65

Diluted net income per common share:
Net income	$48.0	$37.4	$87.6	$63.8

Weighted average common shares outstanding — Basic	100.2	98.6	100.0	98.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.6	0.7	0.7	0.8
Stock options	1.2	1.4	1.2	1.3
Weighted average common shares outstanding — Dilutive	102.0	100.7	101.9	100.5

Diluted net income per common share	$0.47	$0.37	$0.86	$0.63

Total shares underlying stock options of 0.5 million for the quarter and six months were excluded from the computation of diluted net income per share for the periods ended June 30, 2012, as they were anti-dilutive. Total shares underlying stock options of 1.1 million for the quarter and six months were excluded from the computation of diluted net income per share for the periods ended June 30, 2011, as they were anti-dilutive.

Note 3 — Inventories, net

(In millions)	June 30, 2012	December 31, 2011
Raw materials	$106.2	$86.4
Work in progress	51.5	48.4
Finished goods	84.5	80.9
Total inventories	$242.2	$215.7

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2012 and 2011, were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.4	$0.3	$0.7	$0.5
Interest cost	0.2	0.2	0.5	0.5
Net amortization and deferral	0.5	0.3	1.1	0.6
Net periodic benefit cost	$1.1	$0.8	$2.3	$1.6

	June 30, 2012	December 31, 2011
Amounts recognized on the balance sheet:
Accrued liabilities	$0.3	$0.3
Other non-current liabilities	34.3	33.1
Total accrued benefit	$34.6	$33.4

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2	$0.3	$0.9
Interest cost	1.6	1.8	3.3	3.6
Expected return on plan assets	(1.8)	(2.0)	(3.6)	(3.9)
Net amortization and deferral	0.2	0.1	0.4	0.3
Curtailment gain	—	—	—	(5.7)
Net periodic benefit cost	$0.2	$0.1	$0.4	$(4.8)

	June 30, 2012	December 31, 2011
Amounts recognized on the balance sheet:
Accrued liabilities	$3.1	$0.4
Other non-current liabilities	25.8	28.6
Total accrued benefit	$28.9	$29.0

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

We contributed $2.6 million and $2.5 million to our European defined benefit retirement plans in the second quarters of 2012 and 2011, respectively.  Contributions were $4.1 million and $3.9 million for the six months ended June 30, 2012 and 2011.  We plan to contribute approximately $7.8 million during 2012 to these European plans.  We contributed $6.2 million to our European plans during the 2011 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and six months ended June 30, 2012 and 2011 were immaterial.

	June 30, 2012	December 31, 2011
Amounts recognized on the balance sheet:
Accrued liabilities	$0.7	$0.7
Other non-current liabilities	7.1	7.3
Total accrued benefit	$7.8	$8.0

In connection with our postretirement plans, we contributed $0.1 million during each of the six-month periods ended June 30, 2012 and 2011, respectively.  Contributions during the second quarters of 2012 and 2011 were less than $0.1 million.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Based on six months of activity, we expect to contribute approximately $0.3 million in 2012 to cover unfunded benefits.  We contributed $0.3 million to our postretirement plans during the 2011 fiscal year.

Note 5 — Debt

(In millions)	June 30, 2012	December 31, 2011
Working capital line of credit — China	$9.1	$4.8
Current maturities of capital lease and other obligations	0.1	0.3
Current maturities of term loan	10.0	7.5
Notes payable and current maturities of long-term liabilities	19.2	12.6

Senior secured credit facility — term loan due 2015	80.0	85.0
Senior secured credit facility — revolving loan due 2015	199.0	78.0
6.75% senior subordinated notes due 2015	—	73.5
Capital lease and other obligations	1.7	1.8
Long-term notes payable and capital lease obligations	280.7	238.3
Total notes payable and capital lease obligations	$299.9	$250.9

As discussed in Note 11, in June 2012 we redeemed the remaining $73.5 million of 6.75% senior subordinated notes at a call premium of 1.125%.  The redemption and related costs were funded solely from a $75 million add-on to our revolving loan portion of the senior secured credit facility.

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

In June 2012 and in 2010, we entered into agreements to swap $75 million and $98 million, respectively, of floating rate obligations for fixed rate obligations at 0.6725% and 1.03% against LIBOR in U.S. dollars.  Both swaps are scheduled to mature in March 2014, and were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans.  The fair value of both interest rate swaps was a liability of $0.9 million at June 30, 2012 and the fair value of the $98 million interest rate swap was a liability $0.6 million at December 31, 2011.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through December 2014.  The aggregate notional amount of these contracts was $275.8 million and $168.9 million at June 30, 2012 and December 31, 2011, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, losses of $7.8 million and $3.1 million, were recorded in other comprehensive income (“OCI”) for the three months and six months ended June 30, 2012, respectively, and gains of $2.7 million and $7.5 million for the three- and six-month periods ended June 30, 2011, respectively.  The carrying amount of these contracts was $0.8 million classified in other assets and $8.0 million in other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2012 and $0.6 million in other assets and $6.1 million classified in other liabilities at December 31, 2011.  During the three months ended June 30, 2012 and 2011, we recognized net losses of $0.8 million and net gains of $1.8 million, respectively, recorded in gross margin.  During the six months ended June 30, 2012 and 2011, we recognized net losses of $1.3 million and net gains of $1.3 million, respectively, recorded in gross margin.  For the quarters and six-month periods ended June 30, 2012 and 2011, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended June 30, 2012 and 2011, we recognized net foreign exchange losses of $3.2 million and foreign exchange gains of $2.7 million, respectively, in the Condensed Consolidated Statements of Operations.  During the six-month periods ended June 30, 2012 and 2011, we recognized net foreign exchange losses of $0.1 million and net foreign exchange gains of $7.7 million respectively, in the Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $1.0 million classified in other assets and $0.4 million in other liabilities and $0.1 million classified in other assets and $3.8 million in other liabilities on the June 30, 2012 and December 31, 2011 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and six months ended June 30, 2012 and 2011 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Unrealized gains (losses) at beginning of period, net of tax	$(0.7)	$3.8	$(4.5)	$(0.2)
(Gains) losses reclassified to net sales	0.5	(1.5)	0.9	(1.1)
Increase (decrease) in fair value	(5.7)	2.4	(2.3)	6.0
Unrealized gains (losses) at end of period, net of tax	$(5.9)	$4.7	$(5.9)	$4.7

As of June 30, 2012, unrealized losses recorded in “accumulated other comprehensive income,” net of tax, total $5.9 million, of which $3.4 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

The income tax provisions for the quarter and six months ended June 30, 2012 were $22.1 million and $40.5 million, respectively.  The effective tax rate for both periods was just under 32%.  The income tax provisions for the quarter and six months ended June 30, 2011 were $9.3 million and $21.5 million, respectively, and the effective tax rates were 20.0% and 25.4%, respectively.  The second quarter of 2011 results reflect the release of $5.5 million of reserves primarily for uncertain tax positions as a result of an audit settlement.  Excluding this benefit, the effective tax rates would have been 31.8% and 31.9% for the 2011 second quarter and six-month periods.

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs.  For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  The fair value of these assets and liabilities was approximately $1.8 million and $9.3 million, respectively at June 30, 2012.  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swap — valued using LIBOR yield curves at the reporting date.  Fair value was a liability of $0.9 million at June 30, 2012.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at June 31, 2012 was $1.8 million and $8.4 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended June 30, 2012 that would reduce the receivable amount owed, if any, to the Company.

•                  Money market funds —are classified as cash equivalents. Fair value at June 31, 2012 was $11.0 million, the same as book value.

•                  Senior secured facility term loan - Fair value at June 30, 2012 was $90 million, the same as book value.

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

Financial information for our business segments for the quarters and six months ended June 30, 2012 and 2011 is as follows:

	(Unaudited)
(In millions)	Composite Materials (b)	Engineered Products	Corporate & Other (a)	Total
Second Quarter 2012
Net sales to external customers:
Commercial aerospace	$172.4	$61.1	$—	$233.5
Space and defense	67.2	20.9	—	88.1
Industrial	77.1	0.5	—	77.6
Net sales to external customers	316.7	82.5	—	399.2
Intersegment sales	14.9	0.2	(15.1)	—
Total sales	331.6	82.7	(15.1)	399.2

Operating income (a)	80.9	11.7	(18.7)	73.9
Depreciation and amortization	13.3	1.0	—	14.3
Stock-based compensation expense	0.9	0.1	2.0	3.0
Other operating (income) expense	(14.5)	—	5.0	(9.5)
Accrual basis additions to capital expenditures	67.0	2.6	0.2	69.8

Second Quarter 2011
Net sales to external customers:
Commercial aerospace	$150.9	$56.9	$—	$207.8
Space and defense	62.5	19.2	—	81.7
Industrial	63.4	0.8	—	64.2
Net sales to external customers	276.8	76.9	—	353.7
Intersegment sales	13.9	0.2	(14.1)	—
Total sales	290.7	77.1	(14.1)	353.7

Operating income (a)	48.5	11.9	(11.0)	49.4
Depreciation and amortization	12.8	1.0	—	13.8
Stock-based compensation expense	0.9	0.1	1.4	2.4
Accrual basis additions to capital expenditures	28.4	1.5	—	29.9

Six Months Ended June 30, 2012
Net sales to external customers
Commercial aerospace	$351.9	$123.9	$—	$475.8
Space and defense	131.1	41.9	—	173.0
Industrial	149.9	0.6	—	150.5
Net sales to external customers	632.9	166.4	—	799.3
Intersegment sales	30.8	0.3	(31.1)	—
Total sales	663.7	166.7	(31.1)	799.3

Operating income (a)	146.7	23.5	(35.7)	134.5
Depreciation and amortization	26.2	2.1	—	28.3
Stock-based compensation expense	3.0	0.5	7.0	10.5
Other operating (income) expense	(14.5)	—	5.0	(9.5)
Accrual basis additions to capital expenditures	110.6	3.7	0.2	114.5

Six Months Ended June 30, 2011
Net sales to external customers
Commercial aerospace	$294.1	$111.3	$—	$405.4
Space and defense	122.4	39.0	—	161.4
Industrial	116.6	1.9	—	118.5
Net sales to external customers	533.1	152.2	—	685.3
Intersegment sales	27.8	0.5	(28.3)	—
Total sales	560.9	152.7	(28.3)	685.3

Operating income (a)	98.3	24.4	(26.1)	96.6
Depreciation and amortization	25.7	2.1	0.1	27.9
Stock-based compensation expense	2.5	0.4	5.9	8.8
Other operating (income) expense	(5.7)	—	—	(5.7)
Accrual basis additions to capital expenditures	52.7	2.4	—	55.1

(a)          We do not allocate corporate expenses to the operating segments.

(b)         In the quarter and six months ended June 30, 2012, operating income for Composite Materials includes $9.6 million of insurance proceeds from a 2011 business interruption claim and a $4.9 million gain on the sale of land from a previously closed manufacturing facility. Corporate and other includes a $5.0 million charge during the current quarter for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986. First six months 2011 operating income for Composite Materials includes a $5.7 million gain resulting from the curtailment of our U.K. pension plan.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	June 30, 2012	December 31, 2011
Composite Materials	$41.4	$41.4
Engineered Products	16.0	16.0
Goodwill and intangible assets	$57.4	$57.4

No impairments have been recorded against these amounts.

Note 10 — Other Operating (Income) Expense

In June 2012, the company settled a business interruption insurance claim resulting from tornado damage in 2011 and recorded operating income of $9.6 million.  Also in June 2012, the Company recorded a pre-tax gain of $4.9 million on the sale of land from a previously closed manufacturing facility.  In addition, in June 2012, the Company recorded $5.0 million of charges primarily for additional remediation of a manufacturing facility sold in 1986 (see Note 12).

Effective January 31, 2011, credited service for the participants in our U.K. defined benefit plan was frozen, as it was terminated and replaced with a defined contribution plan.  This resulted in recognizing $5.7 million of prior unrecognized service credits as a curtailment gain and also reduced the projected plan obligation by $1.6 million.

Note 11 — Other Non-Operating Expense

In June 2012, we redeemed the remaining $73.5 million of our 6.75% senior subordinated notes at a call premium of 1.125%.  As a result of the redemption, we accelerated the unamortized financing costs of the senior subordinated notes redeemed and expensed the call premium incurring a pretax charge of $1.1 million.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have been remediating this site in accordance with an approved plan.  The primary remediation activities have been completed and we now believe that the remediation has generally removed most of the contamination, however, there are still select contaminated areas that we will have to continue remediating using alternative methods.  As a result, to complete the remediation, we have accrued additional charges of $4.4 million this quarter. The accrual is $5.3 million at June 30, 2012.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  The NJDEP later dismissed us from the Directive.  In February 2004, 42 entities including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we voluntarily signed into an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate.  Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties will also receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options ranged from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS; the EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  In June 2012, without admitting liability, we along with 69 other PRPs entered into a further agreement with EPA to remove and cap contaminated sediments near River Mile 10.9 of the Lower Passaic River at an approximate cost of $20 million. We accrued $0.5 million in the second quarter of 2012 for our expected allocation of these costs.  Furthermore, the Federal Trustee for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time.

On February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures, and have produced initial documents to Tierra and Maxus, pursuant to an order of the court.  We expect additional discovery and litigation activities to occur during 2012.  The court’s trial plan and subsequent orders contemplate multiple trial tracks involving third-party defendants (including Hexcel) culminating with trials commencing as early as April 2013, and continuing through at least January 2014.  The scope of Hexcel’s involvement in the various trial tracks is uncertain at this time.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Recently, the previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies and is operating those in accordance with an order agreed with the State of Washington.  This isolation is expected to prevent further migration of contaminants to our site and enable us to perform a cleanup of our site.  We and Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $1.3 million at June 30, 2012.

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a potentially responsible party at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA.  The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and recently issued a Record of Decision; the Omega PRP Group members have been noticed by the EPA as PRP’s who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, but our ultimate liability, if any, in connection with this matter cannot be determined at this time.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of June 30, 2012, our aggregate environmental related accruals were $7.7 million, of which $6.7 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $1.5 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarter ended June 30, 2012 and 2011 was $0.8 million and $2.1 million, respectively, and $2.4 million and $3.5 million for the six months ended June 30, 2012 and 2011.  In addition, our operating costs relating to environmental compliance charged to expense were $3.7 million and $2.5 million for the quarters ended June 30, 2012 and 2011, respectively and $6.5 million and $4.8 million for the six-month periods ended June 30, 2012 and 2011, respectively.  Capital expenditures for environmental matters were $0.4 million and $0.1 million for the quarters ended June 30, 2012 and 2011, respectively and $0.8 million and $0.3 million for the six-month periods ended June 30, 2012 and 2011, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter ended June 30, 2012, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2011	$5.7
Warranty expense	1.3
Deductions and other	(1.0)
Balance as of March 31, 2012	6.0
Warranty expense	2.7
Deductions and other	(2.5)
Balance as of June 30, 2012	$6.2

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

Net sales for the quarter were $399.2 million, 12.9% higher (15.7% in constant currency) than the $353.7 million reported for the second quarter of 2011.  Year to date net sales were 18.8% higher in constant currency.  The growth was led by the commercial aerospace market, which accounts for nearly 60% of our sales.

Commercial aerospace sales of $233.5 million increased 12.4% for the quarter (14.2% in constant currency) as compared to the second quarter of 2011 and increased 17.4% (18.9% in constant currency) for the six-month period as compared to 2011.  During the quarter, Airbus and Boeing related sales (which combined accounted for over 80% of our sales to this market) increased almost 13% driven by increases in new aircraft programs (A380, A350, B787, B747-8) which increased over 30% versus the same period last year and comprise about 30% of Commercial Aerospace sales.  Airbus and Boeing legacy aircraft related sales for the quarter were up modestly compared to the second quarter of 2011 but were lower than the first quarter of 2012 as sales rates move in line with current aircraft production levels after a modest inventory restocking by our customers in the first quarter.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up over 10% compared to the same period last year, but down slightly from the robust level of the first quarter of 2012.

Space and Defense sales of $88.1 million were 7.8% higher (10.3% in constant currency) than the second quarter of 2011 and year to date sales were 7.2% higher (8.9% higher in constant currency) than last year’s comparable period.  We continue to benefit from rotorcraft growth.

Industrial sales of $77.6 million for the second quarter of 2012 were 20.9% higher (28.3% in constant currency) than the second quarter of 2011.  Year to date sales were 27.0% higher (32.5% in constant currency) than a year ago. Wind sales were up significantly from the easy comparisons of last year’s second quarter results, and have now grown sequentially for the last six quarters.  While we are encouraged by this growth and the large backlog of turbines on order with our largest customer, our guidance for the year assumes the second half of 2012 to be similar to the second half of 2011 due to economic uncertainties.

Gross margin was 26.4% of net sales for the quarter as compared to 24.6% in the same period last year. Strong sales volume and the continued improvement in operating performance led to the margin improvement.  The impact from exchange rates on gross margin percentage accounted for about 30 basis points of the increase compared to the second quarter of last year.  SG&A and R&T expenses were 9.3% higher than the comparable period in 2011, due to additional staffing to support the current and future growth.  Adjusted operating income increased from 14.0% in the second quarter of 2011 to 16.1% in the second quarter of 2012, with foreign exchange rates accounting for about 30 basis points of the increase.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first half of 2012 was a use of $70.6 million as compared to a source of $9.5 million for the first six months of 2011 reflecting higher capital expenditures for additional capacity.  Cash spent on capital expenditures in the first six months of 2012 was $144.4 million compared to $67.8 million in 2011. Accrual basis additions to capital expenditures were $114.5 million in the first half of 2012 as compared to $55.1 million during the first half of 2011. We expect accrual basis capital expenditures to be $250 million to $275 million in 2012, as we expand capacity to meet the planned needs of our customers.  We expect free cash flow for the year to be a use of cash in the range of $50 to $75 million.

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2012	2011	% Change	2012	2011	% Change
Net sales	$399.2	$353.7	12.9%	$799.3	$685.3	16.6%
Net sales change in constant currency			15.7%			18.8%
Operating income	73.9	49.4	49.6%	134.5	96.6	39.2%
Net income	48.0	37.4	28.3%	87.6	63.8	37.3%
Diluted net income per common share	$0.47	$0.37		$0.86	$0.63

Non-GAAP measures:
Adjusted operating income	$64.4	$49.4	30.4%	$125.0	$90.9	37.5%
As a percentage of net sales	16.1%	14.0%		15.6%	13.3%
Adjusted net income	$42.7	$31.9	33.9%	$82.3	$57.2	43.9%
Adjusted diluted earnings per share	$0.42	$0.32		$0.81	$0.57

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2012	2011	2012	2011
Operating income	$73.9	$49.4	$134.5	$96.6
Other operating (income) expense (a)	(9.5)	—	(9.5)	(5.7)
Adjusted operating income	$64.4	$49.4	$125.0	$90.9

Net income	$48.0	$37.4	$87.6	$63.8
Other operating (income) expense, net of tax (a)	(6.0)	—	(6.0)	(4.1)
Non-operating expense, net of tax (b)	0.7	—	0.7	3.0
Benefit from tax audit settlement (c)	—	(5.5)	—	(5.5)
Adjusted net income	$42.7	$31.9	$82.3	$57.2

(a)          Other operating income for the three and six months ended June 30, 2012 includes income from a $9.6 million business interruption insurance settlement related to a prior year claim, a $4.9 million gain on the sale of land from a previously closed manufacturing facility and a $5.0 million charge for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  For the six months ended June 30, 2011 other operating income consists of a $5.7 million benefit from the curtailment of a pension plan.

(b)         Non-operating expense is the accelerated amortization of deferred financing costs and expensing of the call premium from redeeming $73.5 million in June 2012 and $150 million in February 2011 of the Company’s 6.75% senior subordinated notes.

(c)   Tax benefit from the release of $5.5 million of reserves primarily for uncertain tax provisions as a result of an audit settlement.

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2012 and 2011:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2012	2011	% Change	2012	2011	% Change
Consolidated Net Sales	$399.2	$353.7	12.9%	$799.3	$685.3	16.6%
Commercial Aerospace	233.5	207.8	12.4%	475.8	405.4	17.4%
Space & Defense	88.1	81.7	7.8%	173.0	161.4	7.2%
Industrial	77.6	64.2	20.9%	150.5	118.5	27.0%

Composite Materials	$316.7	$276.8	14.4%	$632.9	$533.1	18.7%
Commercial Aerospace	172.4	150.9	14.2%	351.9	294.1	19.7%
Space & Defense	67.2	62.5	7.5%	131.1	122.4	7.1%
Industrial	77.1	63.4	21.6%	149.9	116.6	28.6%

Engineered Products	$82.5	$76.9	7.3%	$166.4	$152.2	9.3%
Commercial Aerospace	61.1	56.9	7.4%	123.9	111.3	11.3%
Space & Defense	20.9	19.2	8.9%	41.9	39.0	7.4%
Industrial	0.5	0.8	(37.5)%	0.6	1.9	(68.4)%

Commercial Aerospace: Net sales increased $25.7 million, or 12.4% (14.2% on a constant currency basis), to $233.5 million for the second quarter of 2012.  Net sales for the six months ended June 30, 2012 increased $70.4 million or 17.4% (18.9% on a constant currency basis) to $475.8 million.  For the quarter, Airbus and Boeing related sales were up almost 13%, driven by increases in new aircraft programs (A380, A350, B787, B747-8) which increased over 30% versus the same period last year and comprise about 30% of Commercial Aerospace sales. Airbus and Boeing legacy aircraft related sales for the quarter were up modestly compared to the second quarter of 2011 but were lower than the first quarter of 2012 as sales rates move in line with current aircraft production levels after a modest inventory restocking by our customers in the first quarter.  Sales to other commercial aerospace, which includes regional and business aircraft customers, were up over 10% compared to the same period last year, but down slightly from the robust level of the first quarter of 2012.

Space & Defense: Net sales increased $6.4 million, or 7.8% (10.3% on a constant currency basis), to $88.1 million for the second quarter of 2012.  Net sales of $173.0 million for the six months ended June 30, 2012 increased $11.6 million or 7.2 (8.9% on a constant currency basis), above the prior year level as we continued to benefit from rotorcraft growth.

Industrial: Net sales for the second quarter of 2012 increased $13.4 million, or 20.9% (28.3% on a constant currency basis) as compared to the second quarter of 2011.  Net sales for the six months ended June 30, 2012 increased $32.0 million or 27.0% (32.5% on constant currency basis) to $150.5 million.  Wind sales have now grown sequentially for the last six quarters.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2012	2011	% Change	2012	2011	% Change
Gross margin	$105.5	$87.0	21.3%	$211.9	$170.0	24.6%
Percentage of sales	26.4%	24.6%		26.5%	24.8%

We achieved a gross margin percentage of 26.4% in the second quarter and 26.5% in the first six months of 2012.  The benefit of higher volume combined with good cost control led to the margin growth.  Foreign exchange rates contributed approximately 100 basis points of the margin increase for the quarter and 70 basis points for the six-month period.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2012	2011	% Change	2012	2011	% Change
SG&A expense	$32.5	$29.7	9.4%	$69.1	$62.6	10.4%
Percentage of sales	8.1%	8.4%		8.6%	9.1%

R&T expense	$8.6	$7.9	8.9%	$17.8	$16.5	7.9%
Percentage of sales	2.2%	2.2%		2.2%	2.4%

Selling, general and administrative (“SG&A”) and research and technology (“R&T”) expenses in the second quarter and first six months of 2012 were 9.3% and 9.9%, respectively, higher than the comparable 2011 periods due the addition of infrastructure and related staffing to support the current and future growth.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2012	2011	% Change	2012	2011	% Change
Consolidated operating income	$73.9	$49.4	49.6%	$134.5	$96.6	39.2%
Operating margin	18.5%	14.0%		16.8%	14.1%

Composite Materials	80.9	48.5	66.8%	146.7	98.3	49.2%
Operating margin	24.4%	16.7%		22.1%	17.5%
Engineered Products	11.7	11.9	(1.7)%	23.5	24.4	(3.7)%
Operating margin	14.1%	15.4%		14.1%	16.0%
Corporate & Other	(18.7)	(11.0)	(70.0)%	(35.7)	(26.1)	(36.8)%

Operating income in the second quarter and six months ended June 30, 2012 included $9.6 million of insurance proceeds from a 2011 business interruption claim and a $4.9 million gain on the sale of land from a previously closed manufacturing facility that were attributed to the Composites Materials segment.  Excluding these items, operating margins for the Composite Materials segment would have been 20.0% of sales for the second quarter of 2012 and 19.9% for the six month period.  Operating income for this same period attributed to Corporate & Other included a $5.0 million charge for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  First six months of 2011 operating income for Composite Materials includes a $5.7 million gain resulting from the curtailment of our U.K. pension plan.

Interest Expense, Net

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2012	2011	% Change	2012	2011	% Change
Interest expense, net	$3.0	$2.9	3.4%	$6.0	$7.1	(15.5)%

The $1.1 million decrease in interest expense during the six month period of 2012 was primarily due to lower average borrowing rates as a result of the February 2011 prepayment of $150 million of the 6.75% senior subordinated notes.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Income tax expense	$22.1	$9.3	$40.5	$21.5
Effective tax rate	31.7%	20.0%	31.8%	25.4%

The 31.8% effective tax rate for the six months ended June 30, 2012 is in line with our expected rate for the year.  The 2011 quarter and six-month period included $5.5 million of benefit resulting primarily from the release of reserves for uncertain tax positions as a result of an audit settlement.  Excluding this benefit, our effective tax rates would have been 31.8% for the quarter and 31.9% for the six months of 2011.

Financial Condition

Liquidity:  As of June 30, 2012, we had cash and cash equivalents of $32.6 million.  In June 2012 we redeemed the remaining $73.5 million of 6.75% senior subordinated notes at a call premium of 1.125%.  The redemption and related costs were funded solely from a $75 million add-on to our revolving loan portion of the Senior Secured Credit Facility (the “Facility”), which increased the borrowing limit on the revolving loan to $360 million.  The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of June 30, 2012, we had issued letters of credit under the Facility totaling $2.2 million, resulting in undrawn availability under the Facility as of June 30, 2012 of $158.8 million.  In addition, we borrowed $9.1 million from the credit line established in China associated with our operations there.  Our total debt, net of cash, as of June 30, 2012 was $267.3 million.  This represents an increase of $65.9 million from December 31, 2011.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of June 30, 2012, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and our revolving credit facility. As of June 30, 2012, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2014.  Our term loan requires repayments at a rate of $2.5 million per quarter until June 2014.  Our next required payment of $2.5 million is due in September 2012.  Our revolver facility expires in July 2015.

Operating Activities:  Net cash provided by operating activities was $73.8 million in the first six months of 2012, as compared to net cash provided by operating activities of $77.3 million in the first six months of 2011.  Higher net income in 2012 was offset by increased working capital needs.  Working capital was a use of $53.6 million in the first half of 2012 and a use of $24.0 million in the first half of 2011.

Investing Activities:  Net cash used for investing activities of $139.1 million in the first half of 2012 was for capital expenditures of $144.4 million, partly offset by proceeds of $5.3 million from the sale of land.  This compares to capital expenditures of $67.8 million during the first six months of 2011.

Financing Activities:  Financing activities provided $50.2 million of net cash in the first half of 2012 compared with using $77.0 million in the same period of 2011.  The increase in 2012 reflects $121.0 million of borrowings from our revolving credit facility partly offset by the redemption of the remaining $73.5 million of our 6.75% senior subordinated notes at a call premium of 1.125%.  The decrease in 2011 represents the February redemption of $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 2.25%.  The 2011 redemption was primarily funded by a $135 million draw down our senior secured credit facility, of which $60 million was repaid in the first half of 2011.

As a result of the redemptions in 2012 and 2011, we accelerated the unamortized financing costs of the senior subordinated notes being redeemed and expensed the call premium incurring a pretax charge of $1.1 million (after tax of $0.01 per diluted share) in June 2012 and $4.9 million (after tax of $0.03 per diluted share) in the first half of 2011.

Financial Obligations and Commitments: As of June 30, 2012, current maturities of notes payable and capital lease obligations, including our foreign credit line, were $19.2 million. This amount includes all remaining debt and capital lease maturities in 2012 (refer to MD&A in our 2011 Annual Report on Form 10-K for further details regarding our financial obligations and commitments). The next significant scheduled debt maturity will not occur until 2014, in the amount of $10.0 million. We have one capital lease for a building which expires in 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 — April 30, 2012	0	$ N/A	0	0

May 1 — May 31, 2012	0	N/A	0	0

June 1 — June 30, 2012	0	N/A	0	0

Total	0	$ N/A	0	0

ITEM 5. Other Information

Not applicable

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

July 23, 2012	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.