Form 10-Q
period 2012-09-30
HEXCEL CORP /DE/
filed 2012-10-22
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2012
COMMON STOCK	99,737,443

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$43.2	$49.5
Accounts receivable, net	242.2	199.3
Inventories, net	235.7	215.7
Current deferred tax assets and other current assets	63.1	59.8
Total current assets	584.2	524.3

Property, plant and equipment	1,391.0	1,223.5
Less accumulated depreciation	(532.8)	(501.4)
Property, plant and equipment, net	858.2	722.1

Goodwill and intangible assets	57.7	57.4
Investments in affiliated companies	21.9	21.7
Deferred tax assets	28.0	33.0
Other assets	16.9	17.6

Total assets	$1,566.9	$1,376.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of debt	$17.1	$12.6
Accounts payable	104.3	141.7
Accrued liabilities	108.1	93.2
Total current liabilities	229.5	247.5

Long-term debt	279.3	238.3
Other non-current liabilities	109.2	88.1
Total liabilities	618.0	573.9

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 102.2 and 101.0 shares issued at September 30, 2012 and December 31, 2011, respectively	1.0	1.0
Additional paid-in capital	612.2	589.2
Retained earnings	411.3	283.9
Accumulated other comprehensive loss	(36.4)	(39.8)
	988.1	834.3
Less — Treasury stock, at cost, 2.5 shares at September 30, 2012 and 2.2 shares at December 31, 2011	(39.2)	(32.1)
Total stockholders’ equity	948.9	802.2

Total liabilities and stockholders’ equity	$1,566.9	$1,376.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011

Net sales	$391.6	$351.8	$1,190.9	$1,037.1
Cost of sales	292.4	265.3	879.8	780.6
Gross margin	99.2	86.5	311.1	256.5

Selling, general and administrative expenses	30.3	29.9	99.4	92.5
Research and technology expenses	8.9	7.9	26.7	24.4
Other operating (income) expense	—	2.7	(9.5)	(3.0)
Operating income	60.0	46.0	194.5	142.6

Interest expense, net	2.2	2.2	8.2	9.3
Non-operating expense	—	—	1.1	4.9
Income before income taxes and equity in earnings of affiliated companies	57.8	43.8	185.2	128.4
Provision for income taxes	18.0	12.0	58.5	33.5
Income before equity in earnings of affiliated companies	39.8	31.8	126.7	94.9
Equity in earnings of affiliated companies	—	0.4	0.7	1.1
Net income	$39.8	$32.2	$127.4	$96.0

Basic net income per common share:	$0.40	$0.33	$1.27	$0.97

Diluted net income per common share:	$0.39	$0.32	$1.25	$0.95

Weighted average common shares outstanding:
Basic	100.3	99.0	100.1	98.6
Diluted	102.1	101.1	102.0	100.7

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011

Net income	$39.8	$32.2	$127.4	$96.0
Currency translation adjustments	7.5	(18.8)	0.4	5.6
Net unrealized pension and other benefit actuarial gains (losses) and prior service costs (credits)	(0.5)	0.7	(0.2)	1.6
Net unrealized gains (losses) on financial instruments, net of tax	4.7	(5.5)	3.2	(1.3)
Comprehensive income	$51.5	$8.6	$130.8	$101.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2012	2011

Cash flows from operating activities
Net income	$127.4	$96.0
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	43.0	41.6
Amortization of deferred financing costs and call premium expense	2.5	6.4
Deferred income taxes	21.3	27.4
Equity in earnings from affiliated companies	(0.7)	(1.1)
Stock-based compensation	13.1	11.3
Gain on sale of property	(4.9)	—
Pension curtailment gain	—	(5.7)
Excess tax benefits on stock-based compensation	(5.8)	(3.7)

Changes in assets and liabilities:
Increase in accounts receivable	(45.0)	(31.8)
Increase in inventories	(20.7)	(41.8)
Decrease (increase) in prepaid expenses and other current assets	1.5	(2.0)
Increase in accounts payable and accrued liabilities	26.9	18.4
Other-net	(8.1)	(4.0)
Net cash provided by operating activities	150.5	111.0

Cash flows from investing activities
Proceeds from sale of real estate	5.3	—
Capital expenditures	(208.9)	(99.5)
Settlement of foreign currency hedge	—	(5.2)
Net cash used for investing activities	(203.6)	(104.7)

Cash flows from financing activities
Proceeds from senior secured credit facility	122.0	135.0
Capital lease obligations and other debt, net	1.8	(3.6)
Issuance costs related to senior secured credit facility	(0.6)	—
Call premium payment for 6.75% senior subordinated notes	(0.8)	(3.4)
Repayment of senior secured credit facility - term loan	(5.0)	(3.8)
Repayment of 6.75% senior subordinated notes	(73.5)	(150.0)
Repayment of senior secured credit facility	—	(61.0)
Activity under stock plans	3.0	9.1
Net cash used provided by (used for) for financing activities	46.9	(77.7)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	2.6
Net decrease in cash and cash equivalents	(6.3)	(68.8)
Cash and cash equivalents at beginning of period	49.5	117.2
Cash and cash equivalents at end of period	$43.2	$48.4

Supplemental data:
Accrual basis additions to property, plant and equipment	$174.7	$104.3

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

Note 2 — Net Income per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011

Basic net income per common share:
Net income	$39.8	$32.2	$127.4	$96.0

Weighted average common shares outstanding	100.3	99.0	100.1	98.6

Basic net income per common share	$0.40	$0.33	$1.27	$0.97

Diluted net income per common share:
Net income	$39.8	$32.2	$127.4	$96.0

Weighted average common shares outstanding — Basic	100.3	99.0	100.1	98.6
Plus incremental shares from assumed conversions:
Restricted stock units	0.7	0.8	0.8	0.8
Stock options	1.1	1.3	1.1	1.3
Weighted average common shares outstanding — Dilutive	102.1	101.1	102.0	100.7

Diluted net income per common share	$0.39	$0.32	$1.25	$0.95

Total shares underlying stock options of 0.5 million for the quarter and nine months were excluded from the computation of diluted net income per share for the periods ended September 30, 2012, as they were anti-dilutive. Total shares underlying stock options of 0.3 million for the quarter and 0.5 million for the nine months were excluded from the computation of diluted net income per share for the periods ended September 30, 2011, as they were anti-dilutive.

Note 3 — Inventories, net

(In millions)	September 30, 2012	December 31, 2011
Raw materials	$106.9	$86.4
Work in progress	53.3	48.4
Finished goods	75.5	80.9
Total inventories	$235.7	$215.7

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine months ended September 30, 2012 and 2011, were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.4	$0.5	$1.1	$1.0
Interest cost	0.3	0.3	0.8	0.8
Net amortization and deferral	0.6	0.5	1.7	1.1
Net periodic benefit cost	$1.3	$1.3	$3.6	$2.9

	September 30, 2012	December 31, 2011
Amounts recognized on the balance sheet:
Accrued liabilities	$0.3	$0.3
Other non-current liabilities	34.9	33.1
Total accrued benefit	$35.2	$33.4

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
European Defined Benefit Retirement Plans
Service cost	$0.1	$0.1	$0.4	$1.0
Interest cost	1.6	1.8	4.9	5.4
Expected return on plan assets	(1.8)	(1.9)	(5.4)	(5.8)
Net amortization and deferral	0.2	0.1	0.6	0.4
Curtailment gain	—	—	—	(5.7)
Net periodic benefit cost	$0.1	$0.1	$0.5	$(4.7)

	September 30, 2012	December 31, 2011
Amounts recognized on the balance sheet:
Accrued liabilities	$2.8	$0.4
Other non-current liabilities	25.3	28.6
Total accrued benefit	$28.1	$29.0

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

We contributed $1.6 million and $1.7 million to our European defined benefit retirement plans in the third quarters of 2012 and 2011, respectively.  Contributions were $4.6 million and $4.8 million for the nine months ended September 30, 2012 and 2011.  We plan to contribute approximately $6.3 million during 2012 to these European plans.  We contributed $6.2 million to our European defined benefit retirement plans during the 2011 fiscal year.  In addition, we contributed $0.6 million and $0.5 million in the three months ended and $1.7 million and $1.3 million in the nine months ended September 30, 2012 and 2011, respectively, to European defined contribution retirement plans.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and nine months ended September 30, 2012 and 2011 were immaterial.

	September 30, 2012	December 31, 2011
Amounts recognized on the balance sheet:
Accrued liabilities	$0.7	$0.7
Other non-current liabilities	7.0	7.3
Total accrued benefit	$7.7	$8.0

In connection with our postretirement plans, we contributed $0.2 million during each of the nine-month periods ended September 30, 2012 and 2011, respectively.  Contributions during the third quarters of 2012 and 2011 were about $0.1 million.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Based on nine months of activity, we expect to contribute approximately $0.3 million in 2012 to cover unfunded benefits.  We contributed $0.3 million to our postretirement plans during the 2011 fiscal year.

Note 5 — Debt

(In millions)	September 30, 2012	December 31, 2011
Working capital line of credit — China	$7.0	$4.8
Current maturities of capital lease and other obligations	0.1	0.3
Current maturities of term loan	10.0	7.5
Notes payable and current maturities of long-term liabilities	17.1	12.6

Senior secured credit facility — term loan due 2015	77.5	85.0
Senior secured credit facility — revolving loan due 2015	200.0	78.0
6.75% senior subordinated notes due 2015	—	73.5
Capital lease and other obligations	1.8	1.8
Long-term notes payable and capital lease obligations	279.3	238.3
Total notes payable and capital lease obligations	$296.4	$250.9

In June 2012 we redeemed the remaining $73.5 million of 6.75% senior subordinated notes at a call premium of 1.125%.  The redemption and related costs were funded solely from a $75 million add-on to the revolving loan portion of our senior secured credit facility.

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

In June 2012 and in 2010, we entered into agreements to swap $75 million and $98 million, respectively, of floating rate obligations for fixed rate obligations at 0.6725% and 1.03% against LIBOR in U.S. dollars.  Both swaps are scheduled to mature in March 2014, and were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans.  The fair value of both interest rate swaps was a liability of $1.2 million at September 30, 2012 and the fair value of the $98 million interest rate swap was a liability $0.6 million at December 31, 2011.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through March 2015.  The aggregate notional amount of these contracts was $253.8 million and $168.9 million at September 30, 2012 and December 31, 2011, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, gains of $4.8 million and $1.7 million, were recorded in other comprehensive income (“OCI”) for the three months and nine months ended September 30, 2012, respectively, and losses of $5.2 million and gains of $2.2 million were recorded for the three and nine-month periods ended September 30, 2011, respectively.  The $2.4 million carrying amount of these contracts was classified in other assets and $4.4 million in other liabilities on the condensed consolidated balance sheets at September 30, 2012 and $0.6 million in other assets and $6.1 million classified in other liabilities at December 31, 2011.  During the three months ended September 30, 2012 and 2011, we recognized net losses of $1.4 million and net gains of $1.7 million, respectively, that were recorded in gross margin.  During the nine months ended September 30, 2012 and 2011, we recognized net losses of $2.8 million and net gains of $2.9 million, respectively, that were recorded in gross margin.  For the quarters and nine-month periods ended September 30, 2012 and 2011, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended September 30, 2012 and 2011, we recognized net foreign exchange gains of $1.4 million and foreign exchange losses of $6.5 million, respectively, in the condensed consolidated statements of operations.  During the nine-month periods ended September 30, 2012 and 2011, we recognized net foreign exchange losses of $1.5 million and net foreign exchange gains of $1.2 million respectively, in the condensed consolidated statements of operations. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $2.9 million classified in other assets and $0.5 million in other liabilities and $0.1 million classified in other assets and $3.8 million in other liabilities on the September 30, 2012 and December 31, 2011 condensed consolidated balance sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and nine months ended September 30, 2012 and 2011 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Unrealized gains (losses) at beginning of period, net of tax	$(5.9)	$4.7	$(4.5)	$(0.2)
(Gains) losses reclassified to net sales	0.8	(1.1)	1.7	(2.2)
Increase (decrease) in fair value	3.6	(4.3)	1.3	1.7
Unrealized losses at end of period, net of tax	$(1.5)	$(0.7)	$(1.5)	$(0.7)

As of September 30, 2012, unrealized losses recorded in “accumulated other comprehensive income,” net of tax, total $1.5 million, of which $1.3 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

The income tax provisions for the quarter and nine months ended September 30, 2012 were $18.0 million and $58.5 million, respectively.  The effective tax rate for both periods was just under 32%.  The income tax provisions for the quarter and nine months ended September 30, 2011 were $12.0 million and $33.5 million, respectively, and the effective tax rates were 27.4% and 26.1%, respectively.  The effective tax rate for the 2011 third quarter reflects the reduction of our estimated tax rate for the year from 31.8% to 31% and the release of $1.0 million of reserves primarily for uncertain tax positions.  The effective tax rate for the nine months of 2011 also reflects the release of $5.5 million of reserves primarily for uncertain tax positions as a result of an audit settlement during the second quarter.  Excluding these benefits, the effective tax rate would have been 31% for the nine-month period.

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

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swap — valued using LIBOR yield curves at the reporting date.  Fair value was a liability of $1.2 million at September 30, 2012.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date.  Fair value of assets and liabilities at September 30, 2012 was $5.3 million and $4.8 million, respectively.

•                  Senior secured facility term loan - Fair value at September 30, 2012 was $87.5 million, the same as book value.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended September 30, 2012 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our business segments for the quarters and nine months ended September 30, 2012 and 2011 is as follows:

	(Unaudited)
(In millions)	Composite Materials (b)	Engineered Products	Corporate & Other (a) (b)	Total
Third Quarter 2012
Net sales to external customers:
Commercial aerospace	$164.3	$69.8	$—	$234.1
Space and defense	68.7	21.9	—	90.6
Industrial	66.9	—	—	66.9
Net sales to external customers	299.9	91.7	—	391.6
Intersegment sales	14.0	0.9	(14.9)	—
Total sales	313.9	92.6	(14.9)	391.6

Operating income (a)	57.0	14.9	(11.9)	60.0
Depreciation and amortization	13.4	1.2	0.1	14.7
Stock-based compensation expense	0.7	0.2	1.7	2.6
Accrual basis additions to capital expenditures	55.6	4.6	—	60.2

Third Quarter 2011
Net sales to external customers:
Commercial aerospace	$138.4	$69.0	$—	$207.4
Space and defense	60.7	20.2	—	80.9
Industrial	63.3	0.2	—	63.5
Net sales to external customers	262.4	89.4	—	351.8
Intersegment sales	14.6	0.3	(14.9)	—
Total sales	277.0	89.7	(14.9)	351.8

Operating income (a) (b)	45.1	16.2	(15.3)	46.0
Depreciation and amortization	12.5	1.1	0.1	13.7
Stock-based compensation expense	0.9	0.5	1.1	2.5
Other operating expense (b)	—	—	2.7	2.7
Accrual basis additions to capital expenditures	46.5	2.2	0.5	49.2

Nine Months Ended September 30, 2012
Net sales to external customers
Commercial aerospace	$516.2	$193.7	$—	$709.9
Space and defense	199.8	63.8	—	263.6
Industrial	216.8	0.6	—	217.4
Net sales to external customers	932.8	258.1	—	1,190.9
Intersegment sales	44.8	1.2	(46.0)	—
Total sales	977.6	259.3	(46.0)	1,190.9

Operating income (a) (b)	203.7	38.4	(47.6)	194.5
Depreciation and amortization	39.6	3.3	0.1	43.0
Stock-based compensation expense	3.7	0.7	8.7	13.1
Other operating (income) expense (b)	(14.5)	—	5.0	(9.5)
Accrual basis additions to capital expenditures	166.2	8.3	0.2	174.7

Nine Months Ended September 30, 2011
Net sales to external customers
Commercial aerospace	$432.5	$180.3	$—	$612.8
Space and defense	183.1	59.2	—	242.3
Industrial	179.9	2.1	—	182.0
Net sales to external customers	795.5	241.6	—	1,037.1
Intersegment sales	42.4	0.8	(43.2)	—
Total sales	837.9	242.4	(43.2)	1,037.1

Operating income (a) (b)	143.4	40.6	(41.4)	142.6
Depreciation and amortization	38.2	3.2	0.2	41.6
Stock-based compensation expense	3.4	0.9	7.0	11.3
Other operating (income) expense (b)	(5.7)	—	2.7	(3.0)
Accrual basis additions to capital expenditures	99.2	4.6	0.5	104.3

(a)          We do not allocate corporate expenses to the operating segments.

(b)         In the nine months ended September 30, 2012, operating income for Composite Materials includes $9.6 million of insurance proceeds from a 2011 business interruption claim and a $4.9 million gain on the sale of land from a previously closed manufacturing facility.  The first nine months 2011 operating income for Composite Materials includes a $5.7 million gain resulting from the curtailment of our U.K. pension plan.  Corporate and other includes a $5.0 million charge during the nine-month period ended September 30, 2012 and a $2.7 million charge in the third quarter of 2011 for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	September 30, 2012	December 31, 2011
Composite Materials	$41.7	$41.4
Engineered Products	16.0	16.0
Goodwill and intangible assets	$57.7	$57.4

No impairments have been recorded against these amounts.

Note 10 — Other Operating (Income) Expense

In June 2012, the company settled a business interruption insurance claim resulting from tornado damage in 2011 and recorded operating income of $9.6 million.  Also in June 2012, the Company recorded a pre-tax gain of $4.9 million on the sale of land from a previously closed manufacturing facility and $5.0 million of charges primarily for additional remediation of a manufacturing facility sold in 1986 (see Note 12).

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have been remediating this site in accordance with an approved plan.  The primary remediation activities have been completed and we now believe that the remediation has generally removed most of the contamination, however, there are still select contaminated areas that we will have to continue remediating using alternative methods.  As a result, to complete the remediation, in the second quarter of 2012 we accrued additional charges of $4.4 million. The accrual is $4.7 million at September 30, 2012.

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

On February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures, and have produced initial documents to Tierra and Maxus, pursuant to an order of the court.  The court’s trial plan and subsequent orders contemplate multiple trial tracks involving third-party defendants (including Hexcel) culminating with trials commencing as early as April 2013.  The scope of Hexcel’s involvement in the various trial tracks is uncertain at this time.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Recently, the previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies and is operating those in accordance with an order agreed with the State of Washington.  This isolation is expected to prevent further migration of contaminants to our site and enable us to perform a cleanup of our site.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $1.2 million at September 30, 2012.

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the condensed consolidated balance sheets.  As of September 30, 2012, our aggregate environmental related accruals were $6.9 million, of which $6.7 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $1.5 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarter ended September 30, 2012 and 2011 was $0.7 million and $1.4 million, respectively, and $3.1 million and $4.9 million for the nine months ended September 30, 2012 and 2011.  In addition, our operating costs relating to environmental compliance charged to expense were $3.4 million and $2.7 million for the quarters ended September 30, 2012 and 2011, respectively and $9.8 million and $7.5 million for the nine-month periods ended September 30, 2012 and 2011, respectively.  Capital expenditures for environmental matters were $0.5 million and $2.2 million for the quarters ended September 30, 2012 and 2011, respectively and $1.3 million and $2.5 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Litigation

Gurit Infringement Claim

On October 8, 2012 Gurit (UK) Limited filed suit against the Company in U.S. District Court (Delaware District), Civil Action No. 12-1297, seeking monetary damages and injunctive relief by alleging that certain “preform moulding materials” made, sold, used or imported by the Company infringe Gurit patent U.S. 8 088 470). The materials are used in wind turbine manufacture. The Company will vigorously contest these allegations on several grounds including that the patent was licensed to the Company and its affiliates by Gurit in 2010.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter ended September 30, 2012, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2011	$5.7
Warranty expense	2.7
Deductions and other	(2.2)
Balance as of June 30, 2012	6.2
Warranty expense	—
Deductions and other	(1.1)
Balance as of September 30, 2012	$5.1

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

Net sales for the quarter were $391.6 million, 11.3% higher (13.4% in constant currency) than the $351.8 million reported for the third quarter of 2011.  Year to date net sales were 17.0% higher in constant currency.  The growth was led by the commercial aerospace market, which accounts for about 60% of our sales.

Commercial aerospace sales of $234.1 million increased 12.9% for the quarter (13.6% in constant currency) as compared to the third quarter of 2011 and increased 15.8% (17.1% in constant currency) for the nine-month period as compared to 2011.  During the quarter, Airbus and Boeing related sales (which combined accounted for over 80% of our sales to this market) increased almost 16%.  New Airbus and Boeing aircraft programs (A380, A350, B787, B747-8) increased more than 30% versus the same period last year and comprise about 30% of Commercial Aerospace sales.  As expected, A380 sales slowed from the second quarter, while the B787 sales increased reflecting increases in production rates. Airbus and Boeing legacy aircraft related sales for the quarter were up almost 9% compared to the third quarter of 2011. We believe both new and legacy program sales were in line with build rates.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were at about the same level as third quarter 2011, though about 10% lower than levels in the first half of 2012.

Space and Defense sales of $90.6 million were 12.0% higher (14.4% in constant currency) than the third quarter of 2011 and year to date sales were 8.8% higher (10.7% higher in constant currency) than last year’s comparable period.  We continue to benefit from civil and military rotorcraft growth across all regions.

Industrial sales of $66.9 million for the third quarter of 2012 were 5.4% higher (11.5% in constant currency) than the third quarter of 2011.  Year to date sales were 19.5% higher (25.2% in constant currency) than a year ago. For the quarter, wind sales were up significantly from last year’s third quarter results, but were down almost 20% from the second quarter of 2012, as we begin to see the impact of a U.S. slowdown.  Third quarter sales from our U.S. wind facility were less than 30% of our global wind sales.

Gross margin increased to 25.3% of net sales for the quarter as compared to 24.6% in the same period last year, benefitting from strong volume and good operating performance.  Selling, general and administrative (“SG&A”) and research and technology (“R&T”) expenses increased $1.4 million over the comparable period of 2011 but were lower as a percentage of sales.  Adjusted operating income increased from 13.8% in the third quarter of 2011 to 15.3% in the third quarter of 2012, with foreign exchange rates accounting for about 30 basis points of the increase.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first nine months of 2012 was a use of $58.4 million as compared to a source of $11.5 million for the first nine months of 2011 reflecting higher capital expenditures for additional capacity, partially offset by a $31.4 million increase in net income.  Cash spent on capital expenditures in the first nine months of 2012 was $208.9 million compared to $99.5 million in 2011. Accrual basis additions to capital expenditures were $174.7 million in the first nine months of 2012 as compared to $104.3 million during the first nine months of 2011.  As a result of recent yield and productivity improvements, reduced cycle time to replicate and qualify new lines, and our latest demand model (including assumed slower growth in key Space & Defense programs and the latest A350 schedule announced July 27th), we expect accrual basis capital expenditures to be in the range of $230 million to $250 million in 2012, down from earlier guidance of $250 million to $275 million.  We expect free cash flow for the year to be a use of cash in the range of $40 to $60 million.

Financial Overview

Results of Operations

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	% Change	2012	2011	% Change
Net sales	$391.6	$351.8	11.3%	$1,190.9	$1,037.1	14.8%
Net sales change in constant currency			13.4%			17.0%
Operating income	60.0	46.0	30.4%	194.5	142.6	36.4%
Net income	39.8	32.2	23.6%	127.4	96.0	32.7%
Diluted net income per common share	$0.39	$0.32		$1.25	$0.95

Non-GAAP measures:
Adjusted operating income	$60.0	$48.7	23.2%	$185.0	$139.6	32.5%
As a percentage of net sales	15.3%	13.8%		15.5%	13.5%
Adjusted net income	$39.8	$34.0	17.1%	$122.1	$91.2	33.9%
Adjusted diluted earnings per share	$0.39	$0.34		$1.20	$0.91

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Operating income	$60.0	$46.0	$194.5	$142.6
Other operating (income) expense (a)	—	2.7	(9.5)	(3.0)
Adjusted operating income	$60.0	$48.7	$185.0	$139.6

Net income	$39.8	$32.2	$127.4	$96.0
Other operating (income) expense, net of tax (a)	—	1.8	(6.0)	(2.3)
Non-operating expense, net of tax (b)	—	—	0.7	3.0
Benefit from tax audit settlement (c)	—	—	—	(5.5)
Adjusted net income	$39.8	$34.0	$122.1	$91.2

(a)          Other operating income for the nine months ended September 30, 2012 includes income from a $9.6 million business interruption insurance settlement related to a prior year claim, a $4.9 million gain on the sale of land from a previously closed manufacturing facility and a $5.0 million charge for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  For the three and nine months ended September 30, 2011 other operating income consists of a $2.7 million charge for additional environmental reserves for remediation of a manufacturing facility sold in 1986 and also includes for the nine months a $5.7 million benefit from the curtailment of a pension plan.

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

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2012	2011	% Change	2012	2011	% Change
Consolidated Net Sales	$391.6	$351.8	11.3%	$1,190.9	$1,037.1	14.8%
Commercial Aerospace	234.1	207.4	12.9%	709.9	612.8	15.8%
Space & Defense	90.6	80.9	12.0%	263.6	242.3	8.8%
Industrial	66.9	63.5	5.4%	217.4	182.0	19.5%

Composite Materials	$299.9	$262.4	14.3%	$932.8	$795.5	17.3%
Commercial Aerospace	164.3	138.4	18.7%	516.2	432.5	19.4%
Space & Defense	68.7	60.7	13.2%	199.8	183.1	9.1%
Industrial	66.9	63.3	5.7%	216.8	179.9	20.5%

Engineered Products	$91.7	$89.4	2.6%	$258.1	$241.6	6.8%
Commercial Aerospace	69.8	69.0	1.2%	193.7	180.3	7.4%
Space & Defense	21.9	20.2	8.4%	63.8	59.2	7.8%
Industrial	—	0.2	(100.0)%	0.6	2.1	(71.4)%

Commercial Aerospace: Net sales increased $26.7 million, or 12.9% (13.6% on a constant currency basis), to $234.1 million for the third quarter of 2012.  Net sales for the nine months ended September 30, 2012 increased $97.1 million or 15.8% (17.1% on a constant currency basis) to $709.9 million.  For the quarter, Airbus and Boeing related sales were up almost 16%.   New aircraft programs (A380, A350, B787, B747-8) increased more than 30% versus the same period last year and comprise about 30% of Commercial Aerospace sales. Airbus and Boeing legacy aircraft related sales for the quarter were up almost 9% compared to the third quarter of 2011.  Sales to other commercial aerospace, which includes regional and business aircraft customers, were about the same as the third quarter of 2011, though lower than levels in the first half of 2012.

Space & Defense: Net sales increased $9.7 million, or 12.0% (14.4% on a constant currency basis), to $90.6 million for the third quarter of 2012.  Net sales of $263.6 million for the nine months ended September 30, 2012 increased $21.3 million or 8.8% (10.7% on a constant currency basis), above the prior year level as we continued to benefit from rotorcraft growth across all regions and for both civil and military markets.

Industrial: Net sales for the third quarter of 2012 increased $3.4 million, or 5.4% (11.5% on a constant currency basis) as compared to the third quarter of 2011.  Net sales for the nine months ended September 30, 2012 increased $35.4 million or 19.5% (25.2% on constant currency basis) to $217.4 million. Wind sales were up significantly from last year’s third quarter results, but were down sequentially.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2012	2011	% Change	2012	2011	% Change
Gross margin	$99.2	$86.5	14.7%	$311.1	$256.5	21.3%
Percentage of sales	25.3%	24.6%		26.1%	24.7%

We achieved a gross margin percentage of 25.3% in the third quarter and 26.1% in the first nine months of 2012.  The benefit of higher volume combined with good cost control led to the margin growth. Foreign exchange rates contributed approximately 20 basis points to the higher gross margin percentage for the nine-month period.

Operating Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2012	2011	% Change	2012	2011	% Change
SG&A expense	$30.3	$29.9	1.3%	$99.4	$92.5	7.5%
Percentage of sales	7.7%	8.5%		8.3%	8.9%

R&T expense	$8.9	$7.9	12.7%	$26.7	$24.4	9.4%
Percentage of sales	2.3%	2.2%		2.2%	2.4%

SG&A and R&T expenses as a percentage of sales were 10.0% and 10.6% in the third quarter and first nine months of 2012, respectively, as compared to 10.7% and 11.3% for the 2011 periods.

Operating Income

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2012	2011	% Change	2012	2011	% Change
Consolidated operating income	$60.0	$46.0	30.4%	$194.5	$142.6	36.4%
Operating margin	15.3%	13.1%		16.3%	13.7%

Composite Materials	57.0	45.1	26.4%	203.7	143.4	42.1%
Operating margin	18.2%	16.3%		20.8%	17.1%
Engineered Products	14.9	16.2	(8.0)%	38.4	40.6	(5.4)%
Operating margin	16.1%	18.1%		14.8%	16.7%
Corporate & Other	(11.9)	(15.3)	22.2%	(47.6)	(41.4)	(15.0)%

Operating income for the third quarter of 2012 was 15.3% compared to 13.1% for the same period of 2011.  Operating income for the nine months ended September 30, 2012 included $9.6 million of insurance proceeds from a 2011 business interruption claim and a $4.9 million gain on the sale of land from a previously closed manufacturing facility that were attributed to the Composites Materials segment.  Composite Materials operating income for the first nine months of 2011 includes a $5.7 million gain resulting from the curtailment of our U.K. pension plan.  Excluding these items, operating margins for the Composite Materials segment would have been 19.4% of sales for the nine months ended September 30, 2012 and 16.4% for the nine months ended September 30, 2011.  Operating income for the nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011 attributed to Corporate & Other included a $5.0 million and a $2.7 million charge, respectively, for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986.

Interest Expense, Net

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2012	2011	% Change	2012	2011	% Change
Interest expense, net	$2.2	$2.2	0.0%	$8.2	$9.3	(11.8)%

The $1.1 million decrease in interest expense for the nine month period of 2012 was primarily due to lower average borrowing rates as a result of the June 2012 prepayment of $73.5 million of the 6.75% senior subordinated notes.

Provision for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Income tax expense	$18.0	$12.0	$58.5	$33.5
Effective tax rate	31.1%	27.4%	31.6%	26.1%

The tax rates for both the third quarter ended September 30, 2012 and 2011 benefited from the reduction in our estimated tax rate for the year. The third quarter 2011 also benefited from the release of $1.0 million of reserves for uncertain tax positions.  The 31.6% effective tax rate for the nine months ended September 30, 2012 is in line with our expected rate for the year.  The nine-month period of 2011 also included a $5.5 million of benefit resulting primarily from the release of reserves for uncertain tax positions as a result of an audit settlement. Excluding these benefits, our effective tax rate would have been 31% for the nine months.

Financial Condition

Liquidity:  As of September 30, 2012, we had cash and cash equivalents of $43.2 million and our total debt, net of cash, was $253.2 million, as compared to $201.4 million at December 31, 2011.  At September 30, 2012, total borrowings under the Senior Secured Credit Facility (the “Facility”) were $287.5 million, including $200 million under the Revolver portion and $87.5 million from the term loan component. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of September 30, 2012, we had issued letters of credit under the Facility totaling $2.2 million, resulting in undrawn availability under the Facility as of September 30, 2012 of $157.8 million.  In addition, we borrowed $7.0 million from the credit line established in China associated with our operations there.

In June 2012, we redeemed the remaining $73.5 million of 6.75% senior subordinated notes at a call premium of 1.125%.  The redemption and related costs were funded solely from a $75 million add-on to our revolving loan portion of the Facility, which increased the borrowing limit on the revolving loan to $360 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of September 30, 2012, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and our revolving credit facility. As of September 30, 2012, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until 2015, the year the Facility matures.  Our term loan requires repayments at a rate of $2.5 million per quarter until September 2014.  Our next required payment of $2.5 million is due in December 2012.  Our revolver facility expires in July 2015.

Operating Activities:  Net cash provided by operating activities was $150.5 million in the first nine months of 2012, as compared to net cash provided by operating activities of $111.0 million in the first nine months of 2011.  The increase reflects higher net income and lower working capital needs in 2012.  Working capital was a use of $37.3 million in the nine-month period of 2012 and a use of $57.2 million in the comparable 2011 period.

Investing Activities:  Net cash used for investing activities of $203.6 million in the first nine months of 2012 was for capital expenditures of $208.9 million, partly offset by proceeds of $5.3 million from the sale of land.  This compares to capital expenditures of $99.5 million during the comparable 2011 period.   Also, in 2011 we incurred $5.2 million for the settlement of a net investment hedge.

Financing Activities:  Financing activities provided $46.9 million of net cash in the nine-month period of 2012 compared with using $77.7 million in the same period of 2011.  The increase in 2012 reflects $122.0 million of borrowings from our revolving credit facility partly offset by the redemption of the remaining $73.5 million of our 6.75% senior subordinated notes at a call premium of 1.125%.  The decrease in 2011 represents the February redemption of $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 2.25%.  The 2011 redemption was primarily funded by a $135 million draw down our senior secured credit facility, of which $61 million was repaid in the first nine months of 2011.

As a result of the redemptions in 2012 and 2011, the nine-month results reflect the acceleration of the unamortized financing costs of the senior subordinated notes being redeemed and the expensing of the call premium incurring a pretax charge of $1.1 million (after tax of $0.01 per diluted share) in 2012 and $4.9 million (after tax of $0.03 per diluted share) in 2011.

Financial Obligations and Commitments: As of September 30, 2012, current maturities of notes payable and capital lease obligations, including our foreign credit line, were $17.1 million. This amount includes all remaining debt and capital lease maturities in 2012 (refer to MD&A in our 2011 Annual Report on Form 10-K for further details regarding our financial obligations and commitments). The next significant scheduled debt maturity will not occur until 2015, the year the senior secured credit facility matures. We have one capital lease for a building which expires in 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.   These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Not applicable

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

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

October 22, 2012	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.