Form 10-K
period 2012-12-31
HEXCEL CORP /DE/
filed 2013-02-08
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $2,521,083,397 based on the reported last sale price of common stock on June 29, 2012, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 5, 2013
COMMON STOCK	100,351,188

Documents Incorporated by Reference:

Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) — Part III.

PART I

ITEM 1. Business.

General Development of Business

Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983.  Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance structural materials, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, adhesives, engineered honeycomb and composite structures, for use in Commercial Aerospace, Space & Defense and Industrial Applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, bikes, skis and a wide variety of recreational products and other industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe and Russia.  We are also an investor in a joint venture in Malaysia, which manufactures composite structures for Commercial Aerospace applications.

Narrative Description of Business and Segments

We are a manufacturer of products within a single industry: Advanced Composites.  Hexcel has two reportable segments, Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resins, prepregs and other fiber-reinforced matrix materials, and honeycomb core product lines.  The Engineered Products segment is comprised of lightweight high strength composite structures, molded components and specialty machined honeycomb product lines.

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2012.

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

The following table identifies the principal products and examples of the primary end-uses from the Composite Materials segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
COMPOSITE MATERIALS	Carbon Fibers	• Raw materials for prepregs, fabrics and specialty reinforcements • Filament winding for various aerospace, defense and industrial applications

	Fabrics and Specialty Reinforcements	• Raw materials for prepregs and honeycomb • Composites and components used in aerospace, defense, wind energy, automotive, recreation and other industrial applications

Prepregs, Other Fiber-Reinforced Matrix Materials and Resins

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

Fabrics and Specialty Reinforcements:  Fabrics and specialty reinforcements are made from a variety of fibers, including carbon, aramid and other high strength polymers, several types of fiberglass, quartz, ceramic and other specialty fibers.  These reinforcements are used in the production of prepregs and other matrix materials used in primary and secondary structural aerospace applications such as wing components, horizontal and vertical stabilizer components, fairings, radomes and engine nacelles as well as overhead storage bins and other interior components.  Our reinforcements are also used in the manufacture of a variety of industrial and recreational products such as wind energy blades, automotive components, oil exploration and production equipment, boats, surfboards, skis and other sporting goods equipment.

Prepregs:  HexPly® prepregs are manufactured for sale to third-party customers and for internal use by our Engineered Products segment in manufacturing composite laminates and monolithic structures, including finished components for aircraft structures and interiors.  Prepregs are manufactured by combining high-performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material that, when cured, has exceptional structural properties not present in either of the constituent materials.  Prepreg reinforcements include glass, carbon, aramid, quartz, ceramic and other specialty fibers.  Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyimide and other specialty resins.

Other Fiber-Reinforced Matrix Materials:  New fiber reinforced matrix developments include HexMC®, a form of quasi-isotropic carbon fiber prepreg that enables small to medium sized composite components to be mass produced.  HexTOOL® is a specialized form of HexMC® for use in the cost-effective construction of high temperature resistant composite tooling.  HexFIT® film infusion material is a product that combines resin films and dry fiber reinforcements to save lay-up time in production and enables the manufacture of large contoured composite structures, such as wind turbine blades.

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

The following table identifies the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS
Aernnova	EADS (including Airbus and Eurocopter)	Safran
Alliant Techsystems	Embraer	Spirit Aerosystems
The Boeing Company	FACC	Textron
Bombardier	Finmeccanica	Toray
CFAN	Gamesa	Trek
CTRM Aero Composites	GKN	Triumph
Cytec Engineered Materials	Lockheed Martin	United Technologies
Daher	Northrop Grumman	Vestas

MAJOR MANUFACTURING FACILITIES
Casa Grande, Arizona	Neumarkt, Austria
Dagneux, France	Parla, Spain
Decatur, Alabama	Salt Lake City, Utah
Duxford, England	Seguin, Texas
Illescas, Spain	Stade, Germany
Les Avenieres, France	Tianjin, China
Nantes, France	Windsor, Colorado

Net sales for the Composite Materials segment to third-party customers were $1,230.9 million in 2012, $1,074.5 million in 2011, and $904.5 million in 2010, which represented approximately 78%, of our net sales each year.  Net sales for composite materials are highly dependent upon the number of large commercial aircraft produced as further discussed under the captions “Significant Customers”, “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  In addition, about 5% of our total production of composite materials in 2012 was used internally by the Engineered Products segment.

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

HexMC® molded composite parts are a new form of cost-effective carbon fiber epoxy molding material that has now become baseline for a number of primary structures on commercial airplanes. HexMC® enables complex shapes to be manufactured in series production while providing weight savings that are comparable to those achieved with aerospace carbon/epoxy prepregs.

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

Net sales for the Engineered Products segment to third-party customers were $347.3 million in 2012, $317.9 million in 2011, and $269.1 million in 2010, which represented approximately 22% of our net sales each year.

The Engineered Products segment has a 50% ownership interest in a Malaysian joint venture, Asian Composites Manufacturing Sdn. Bhd. (“ACM”) with Boeing Worldwide Operations Limited.  Under the terms of the joint venture agreement, Hexcel and The Boeing Company (“Boeing”) have transferred the manufacture of certain semi-finished composite components to this joint venture.  Hexcel purchases the semi-finished composite components from the joint venture, and inspects and performs additional skilled assembly work before delivering them to Boeing.  The joint venture also manufactures composite components for other aircraft component manufacturers.  ACM had revenue of $59 million, $51 million, and $45 million in 2012, 2011 and 2010, respectively.  For additional information on the joint venture investment see Note 5, Investments in Affiliated Companies.

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

Significant Customers

Approximately 29%, 30% and 31% of our 2012, 2011 and 2010 net sales, respectively, were to Boeing and related subcontractors.  Of the 29% of overall sales to Boeing and its subcontractors in 2012, 25% related to Commercial Aerospace market applications and 4% related to Space & Defense market applications.  Approximately 28%, 27% and 24% of our 2012, 2011 and 2010

net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 28% of overall sales to EADS and its subcontractors in 2012, 25% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications.

Markets

Our products are sold for a broad range of end-uses. The following tables summarize our net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2012	2011	2010
Net Sales by Market
Commercial Aerospace	60%	59%	55%
Space & Defense	23	22	26
Industrial	17	19	19
Total	100%	100%	100%
Net Sales by Geography (a)
United States	51%	52%	52%
Europe	49	48	48
Total	100%	100%	100%

(a)         Net sales by geography based on the location in which the product sold was manufactured.

	2012	2011	2010
Net Sales to External Customers (b)
United States	46%	44%	45%
Europe	39	41	41
All Others	15	15	14
Total	100%	100%	100%

(b)         Net sales to external customers based on the location to which the product sold was delivered.

Commercial Aerospace

The Commercial Aerospace industry is our largest user of advanced composites.  Commercial Aerospace represented 60% of our 2012 net sales. Approximately 83% of these revenues can be identified as sales to Airbus, Boeing and their subcontractors for the production of commercial aircraft.  The remaining 17% of these revenues were for regional and business aircraft.  The economic benefits airlines can obtain from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced composites over traditional materials, have caused the industry to be the leader in the use of these materials.  While military aircraft and spacecraft have championed the development of these materials, Commercial Aerospace has had the greater consumption requirements and has commercialized the use of these products.  Accordingly, the demand for advanced structural material products is closely correlated to the demand for commercial aircraft.

The use of advanced composites in Commercial Aerospace is primarily in the manufacture of new commercial aircraft.  The aftermarket for these products is very small as many of these materials are designed to last for the life of the aircraft.  The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets.  The International Air Transport Association (IATA) estimates 2012 revenue passenger miles were 5.3% higher than 2011.  Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

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

The impact on Hexcel of Airbus and Boeing’s production rate changes is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production.  We have products on all Airbus and Boeing planes.  The dollar value of our materials varies by aircraft type — twin aisle aircraft use more of our materials than narrow body aircraft and newer designed aircraft use more of our materials than older generations.  On average, for established programs, we deliver products into the supply chain about six months prior to aircraft delivery.  Depending on the product, orders placed with us are received anywhere between one and eighteen months prior to delivery of the aircraft to the customer.  For aircraft that are in the development or ramp-up stage, such as the A350, we will have sales as much as several years in advance of the delivery.  Increased aircraft deliveries combined with the secular penetration of composites resulted in our Commercial Aerospace revenues increasing by approximately 15% in 2012, 28% in 2011 and 16% in 2010.

Set forth below are historical aircraft deliveries as announced by Airbus and Boeing:

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Airbus	229	294	311	325	303	305	320	378	434	453	483	498	510	534	588
Boeing	563	620	491	527	381	281	285	290	398	441	375	481	462	477	601
Total	792	914	802	852	684	586	605	668	832	894	858	979	972	1,011	1,189

Approximately 83% of our Commercial Aerospace revenues can be identified as sales to Airbus, Boeing and their subcontractors for the production of commercial aircraft.  Airbus and Boeing combined deliveries in 2012 were 1,189 aircraft, surpassing the previous high of 1,011 in 2011.  Based on Airbus and Boeing public estimates, the combined deliveries in 2013 are expected to be over 1,200 planes.  In 2012, the combined orders reported by Airbus and Boeing were for 2,036 planes, bringing their backlog at December 31, 2012 to 9,055 planes — the highest in history.  The balance of our Commercial Aerospace sales is related to regional and business aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.   Regional and business aircraft sales have shown steady recovery over the last several quarters to end 2012 with $161 million in sales, which was about 7% above 2011 but down from the $200 million peak in 2008.

Space & Defense

The Space & Defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites.  The aggregate demand by Space & Defense customers is primarily a function of procurement of military aircraft that utilizes advanced composites by the United States and certain European governments.  We are currently qualified to supply materials to a broad range of over 100 helicopter, military aircraft and space programs.  The top ten programs by revenues represent about 50% of our Space & Defense revenues and no one program exceeds 15% of our revenues in this segment.  Rotocraft accounted for about 60% of Space & Defense sales in 2012.  Key programs include the V-22 (Osprey) tilt rotor aircraft, Blackhawk, F-35 (joint strike fighter or JSF), C-17, CH-53 Super Stallion, F/A-18E/F (Hornet), EADS A400M military transport, European Fighter Aircraft

(Typhoon), NH90, S76 and Tiger helicopters.  The benefits that we obtain from these programs will depend upon which are funded and the extent of such funding.  Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for launch vehicles, and buss and solar arrays for military and commercial satellites.

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

Industrial Markets

The revenue for this market includes applications for our products outside the Commercial Aerospace and Space & Defense markets.  A number of these applications represent emerging opportunities for our products.  In developing new applications, we seek those opportunities where advanced composites technology offers significant benefits to the end user, often applications that demand high engineering performance.  Within this segment, the major end market sub-segments include, in order of size based on our 2012 sales, wind energy, general industrial applications (including those sold through distributors), recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks), and transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications).  Our participation in industrial market applications complements our commercial and military aerospace businesses. We are committed to pursuing the utilization of advanced structural material technology where it can generate significant value and we can maintain a sustainable competitive advantage.

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

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”).  The primary raw material for PAN is acrylonitrile.  All of the PAN we produce is for internal carbon fiber production.  We consume approximately two-thirds by value of the carbon fiber we produce and sell the remainder of our output to third-party customers.  However, as one of the world’s largest consumers of high performance carbon fiber, we also purchase significant quantities of carbon fiber from external sources for our own use.  The sources of carbon fiber we can use in any product or application are generally dictated by customer qualifications or certifications.  Otherwise we select a carbon fiber based on performance, price and availability.  With the increasing demand for carbon fiber, particularly in aerospace applications, we have more than doubled our PAN and carbon fiber capacity over the past several years to serve the growing needs of our customers and our own downstream products and we are continuing to expand our capacity to meet our customers’ forecasted requirements.  After a new production line starts operating, it can take over a year to be certified for aerospace qualifications.  However, these lines can start supplying carbon fiber for many industrial and recreational applications within a shorter time period.

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

Our products rely primarily on our expertise in materials science, textiles, process engineering and polymer chemistry.  Consistent with market demand, we have been placing more emphasis on higher performing products and cost effective production processes while seeking to improve the consistency of our products and our capital efficiency.  Towards this end, we have entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories.  We believe that we possess unique capabilities to design, develop and manufacture composite materials and structures.  We have over 900 patents and pending applications worldwide, and have granted technology licenses and patent rights to several third parties primarily in connection with joint ventures and joint development programs.  It is our policy to actively enforce our proprietary rights. We believe that the patents and know-how rights currently owned or licensed by Hexcel are adequate for the conduct of our business. We do not believe that our business would be materially affected by the expiration of any single patent or series of related patents, or by the termination of any single license agreement or series of related license agreements.

We spent $36.7 million and $32.6 million and $30.8 million for R&T in 2012, 2011 and 2010, respectively.  Our 2012 spending was 12.6% higher than 2011 as we invested in new products and technology.  Our spending on a quarter to quarter basis fluctuates depending upon the amount of new product development and qualification activities, particularly in relation to commercial aircraft applications, that are in progress.  These expenditures are expensed as incurred.

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

Our aggregate environmental related accruals at December 31, 2012 and 2011 were $6.6 million and $5.0 million, respectively.  As of December 31, 2012 and December 31, 2011, $4.2 million and $3.3 million, respectively, were included in “Other current accrued liabilities”, with the remainder included in “Other non-current liabilities”.  As related to certain of our environmental matters, except for the Lodi, New Jersey site, our accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range.  If we had accrued for these matters at the high end of the range of possible outcomes, our accruals would have been $9.2 million and $6.8 million at December 31, 2012 and 2011, respectively.  Environmental remediation spending charged directly to our reserve balance for 2012, 2011 and 2010, was $3.4 million, $5.7 million and $4.8 million, respectively.  In addition, our operating costs relating to environmental compliance were $13.1 million, $10.3 million and $9.5 million, for 2012, 2011, and 2010, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $2.4 million, $4.1 million and $1.7 million for 2012, 2011 and 2010 respectively.

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

Sales and Marketing

A staff of salaried marketing managers, product managers and sales personnel, sell and market our products directly to customers worldwide.  We also use independent distributors and manufacturer representatives for certain products, markets and regions.  In addition, we operate various sales representation offices in the Americas, Europe, Asia Pacific and Russia.

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

Employees

As of December 31, 2012, we employed 4,973 full-time employees and contract workers, 2,875 in the United States and 2,098 in other countries.  Of the 4,973 full-time employees, less than 17% were represented by collective bargaining agreements.  We believe that our relations with employees and unions are good.  The number of full-time employees and contract workers as of December 31, 2011 and 2010 was 4,508 and 4,043, respectively.

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

At December 31, 2012, Airbus and Boeing had a combined backlog of over 9,000 aircraft, which is the highest in history and about eight years of production at current delivery rates.  To the extent any significant deferrals, cancellations or reduction in demand results in decreased aircraft build rates, it would reduce net sales for our Commercial Aerospace products and as a result reduce our operating income.  Approximately 60% of our net sales for 2012 were derived from sales to the Commercial Aerospace industry, which includes 83% from Airbus and Boeing aircraft and 17% from regional and business aircraft.  Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including delays in the startup or ramp-up of new programs, changes in the propensity for the general public to travel by air (including as a result of terrorist events and any subsequent military response), a rise in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases, inventory corrections or disruptions throughout the supply chain and slower macroeconomic growth.  Both Airbus and Boeing have experienced various delays in their newest aircraft programs, including the A380, B787, B747-8, A400M, and A350.  In the past, these have delayed our expected growth or our effective utilization of capacity installed for such growth.  Future delays in these or other major new customer programs could similarly impact our results.

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

We have concentrated customers in the Commercial Aerospace and wind energy markets.  In the Commercial Aerospace market, approximately 83%, and in the Space & Defense market, approximately 33%, of our 2012 net sales were made to Boeing and EADS (including Airbus) and their related subcontractors.  For the years ended December 31, 2012 and December 31, 2011, approximately 29% and 30% of our total consolidated net sales were to Boeing and its related subcontractors, respectively, and approximately 28% and 27% of our total consolidated net sales, respectively, were to EADS, including Airbus and its related subcontractors.  In the wind energy market, our primary customer is Vestas Wind Systems A/S.  Significant changes in the demand for our customers’ end products, program delays, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers.  The loss of, or significant reduction in purchases by, Boeing, EADS and Vestas or any of our other significant customers could materially impair our business, operating results, prospects and financial condition.  The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors.

Reductions in space and defense spending could result in a decline in our net sales.

The growth in military aircraft production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow and the increased demand for replacement helicopter blades may not continue. The production of military aircraft depends upon defense budgets and the related demand for defense and related equipment.  Approximately 23% of our net sales in 2012 were to the Space & Defense market of which just less than 60% were related to U.S. military programs.

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

We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future.  In 2011, 49% of our production and 54% of our customer sales occurred outside of the United States.  Additionally, we have invested significant resources in our international operations and we intend to continue to make such investments in the future.  Our international operations are subject to numerous risks, including: (a) general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy; (b) the difficulty of enforcing agreements and collecting receivables through some foreign legal systems; (c) foreign customers may have longer payment cycles than customers in the U.S.; (d) cost of compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology; (e) tax rates in some foreign countries may exceed those of the U.S. and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions; (f) governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities; and (g) the potential difficulty in enforcing our intellectual property rights in some foreign countries, and the potential for the intellectual property rights of others to affect our ability to sell product in certain markets.  Any one of these could adversely affect our financial condition and results of operations.

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

In addition, we may be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response. In particular, climate change is receiving increased attention worldwide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  The U.S. Congress has considered climate change-related legislation and may retake the issue in the near future.  Specific policy measures could include cap and trade provisions or a carbon tax. The European Union has instituted the Greenhouse Gas Emission Trading System (EU-ETS).  Our manufacturing plants use energy, including electricity and natural gas, and some of our plants may in the future emit amounts of greenhouse gas that could be affected by these legislative and regulatory efforts. Potential consequences could include increased energy, transportation and raw material costs and may require the Company to make additional investments in its facilities and equipment or limit our ability to grow.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed;

(d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and new facilities and the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and tax credit carryforwards; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, fluctuations in commodity prices, and fluctuations in the market price of our common stock, the impact of work stoppages or other labor disruptions and the impact of the above factors on our expectations of 2013 financial results.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements, cost reductions and capacity additions, and conditions in the financial markets.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels, particularly where raw materials are obtained from a single or limited number of sources and cannot be substituted by unqualified alternatives; manufacturing capacity constraints; unforeseen vulnerability of our network and systems to interruptions or failures; and the availability, terms and deployment of capital.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own and lease manufacturing facilities and sales offices located throughout the United States and in other countries, as noted below. The corporate offices and principal corporate support activities are located in leased facilities in Stamford, Connecticut. Our research and technology administration and principal laboratories are located in Dublin, California; Duxford, England; Les Avenieres, France; and Decatur, Alabama.

The following table lists our manufacturing facilities by geographic location, related segment, and principal products manufactured. This table does not include the manufacturing facility owned by ACM.

Manufacturing Facilities

Facility Location	Segment	Principal Products
United States:
Decatur, Alabama	Composite Materials	PAN Precursor (used to produce Carbon Fibers)
Salt Lake City, Utah	Composite Materials	Carbon Fibers; Prepregs
Seguin, Texas	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Casa Grande, Arizona	Composite Materials	Honeycomb and Honeycomb Parts
Windsor, Colorado	Composite Materials	Prepregs
Kent, Washington	Engineered Products	Composite structures
Pottsville, Pennsylvania	Engineered Products	Engineered Honeycomb Parts
Burlington, Washington	Engineered Products	Engineered Honeycomb Parts
International:
Dagneux, France	Composite Materials	Prepregs
Nantes, France	Composite Materials	Prepregs
Les Avenieres, France	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Illescas, Spain	Composite Materials	Carbon Fibers
Parla, Spain	Composite Materials	Prepregs
Neumarkt, Austria	Composite Materials	Prepregs
Duxford, England	Composite Materials	Prepregs; Adhesives; Honeycomb and Honeycomb Parts
Stade, Germany	Composite Materials	Prepregs
Welkenraedt, Belgium	Engineered Products	Engineered Honeycomb Parts
Tianjin, China	Composite Materials	Prepregs

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have not operated this site since 1986.  We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program.  The primary remediation activities have been completed and we now believe that the remediation has removed most of the contamination.  However, there are still select contaminated areas that we will have to continue remediating using alternative methods.  As a result, to complete the remediation, in the second quarter of 2012 we accrued additional charges of $4.4 million. The accrual was $4.4 million at December 31, 2012.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  The NJDEP later dismissed us from the Directive.  In February 2004, Hexcel, and other entities, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we voluntarily signed into an agreement with the EPA to participate (resulting in 43 participating entities) in financing such a study up to $10 million, in the aggregate.  Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties will also receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options ranged from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS; the EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  In June 2012, without admitting liability, we along with 69 other PRPs entered into a further agreement with EPA to remove and cap contaminated sediments near River Mile 10.9 of the Lower Passaic River at an approximate cost of $20 million. We accrued $0.5 million in the second quarter of 2012 for our expected allocation of these costs.  Furthermore, the Federal Trustee for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time.

On February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures, and have produced initial documents to Tierra and Maxus, pursuant to an order of the court.  The court’s trial plan and subsequent orders contemplate multiple trial tracks involving third-party defendants (including Hexcel).  The scope of Hexcel’s involvement in the various trial tracks is uncertain at this time.  On October 2, 2012, the Court stayed all third-party litigation until December 20, 2012 to allow for settlement discussions between the State and third-party defendants.  The stay has since been extended until further order of the Court.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Recently, the previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies and is operating those in accordance with an order agreed with the State of Washington.  This isolation is expected to prevent further migration of contaminants to our site and enable us to perform a cleanup of our site.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $1.1 million at December 31, 2012.

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

Environmental remediation reserve activity for the three years ended December 31, 2012 was as follows:

	For the year ended December 31,
(In millions)	2012	2011	2010
Beginning remediation accrual balance	$5.0	$7.3	$8.3
Current period expenses	5.0	3.4	3.8
Cash expenditures	(3.4)	(5.7)	(4.8)
Ending remediation accrual balance	$6.6	$5.0	$7.3

Capital expenditures for environmental matters	$2.4	$4.1	$1.7

Environmental Summary

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of December 31, 2012 and 2011, our aggregate environmental related accruals were $6.6 million and $5.0 million, respectively.  As of December 31, 2012 and 2011, $4.2 million and $3.3 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accruals were estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $9.2 million and $6.8 million at December 31, 2012 and 2011, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $3.4 million and $5.7 million for the years ended December 31, 2012 and 2011, respectively.  In addition, our operating costs relating to environmental compliance charged directly to expense were $13.1 million and $10.3 million for the years ended December 31, 2012 and 2011.  Capital expenditures for environmental matters were $2.4 million and $4.1 million for the years ended December 31, 2012 and 2011, respectively.

Litigation

Gurit Infringement Claim

On October 8, 2012 Gurit (UK) Limited filed suit against the Company in U.S. District Court (Delaware District), Civil Action No. 12-1297, seeking unspecified monetary damages and injunctive relief by alleging that certain “preform moulding materials” made, sold, used or imported by the Company infringe Gurit patent U.S. 8 088 470.  The materials are used in wind turbine manufacture.  The Company will vigorously contest these allegations on several grounds including that the patent was licensed to the Company and its affiliates by Gurit in 2010.

ITEM 4. Mine Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Hexcel common stock is traded on the New York Stock Exchange.  The range of high and low sales prices of our common stock on the New York Stock Exchange is contained in Note 21 to the accompanying consolidated financial statements of this Annual Report on Form 10-K and is incorporated herein by reference.

Hexcel did not declare or pay any dividends in 2012, 2011 or 2010.  The payment of dividends is limited under the terms of certain of our debt agreements.  Hexcel does not intend to pay dividends in the foreseeable future, as cash generated from operations will be used primarily to support capital expenditures or pay down debt.  In December 2012, the Company announced a program to repurchase up to $50 million of common stock.  No amounts have been repurchased yet.

On February 4, 2013 there were 936 holders of record of our common stock.

The following chart provides information regarding repurchases of Hexcel common stock:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 — October 31, 2012	0		$ NA	0	0

November 1 — November 30, 2012	0		NA	0	0

December 1 — December 31, 2012	20,946		25.59	0	0

Total	20,946	(1)	$25.59	0	0

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 26 to 38 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 36 to 38 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 42 to 72 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm is contained on page 41 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting is contained on page 40 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B. Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2012.  Such information is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2012.  Such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2012.  Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2012.  Such information is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by Item 14 will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2012.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements, Financial Statement Schedules and Exhibits

(1)         Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for each of the three years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

(2)         Financial Statement Schedule for the three years ended December 31, 2012, 2011 and 2010:

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

3.3	Amended and Restated Bylaws of Hexcel Corporation (incorporated by reference to Exhibit 3 to Hexcel’s Current Report on Form 8-K dated May 8, 2012).

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

10.1(b)

Amendment No. 2 to Credit Agreement, dated as of May 25, 2012, entered into by and among Hexcel Corporation, Hexcel Holdings SASU, Bank of America, N.A., in its capacity as administrative agent for the Lenders and each of the Lenders signatory thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 30, 2012).

10.1(c)

Amendment No. 3 to Credit Agreement, dated as of October 16, 2012, entered into by and among Hexcel Corporation, Hexcel Holdings SASU, Bank of America, N.A., in its capacity as administrative agent for the Lenders and each of the Lenders signatory thereto.

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

10.9*

Hexcel Corporation Management Incentive Compensation Plan, as Amended and Restated on January 24, 2011 (incorporated herein by reference to Annex A to the Company’s Proxy Statement dated March 18, 2011).

10.10*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.11*	Form of Employee Option Agreement (2012 and 2013) (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.12*	Form of Employee Option Agreement (2010) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.13*	Form of Employee Option Agreement (2009) (incorporated herein by reference to Exhibit 10.10 to the Company’s

Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.14*	Modification to Option Agreements (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.15*	Form of Employee Option Agreement (2008) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.16*	Form of Employee Option Agreement (2007) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.17*	Form of Employee Option Agreement (2005 and 2006) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 12, 2005).

10.18*	Form of Employee Option Agreement (2004) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.19*	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.22*	Form of Restricted Stock Unit Agreement (2012 and 2013) (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.23*	Form of Restricted Stock Unit Agreement (2010) (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.24*	Form of Restricted Stock Unit Agreement (2009) (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.25*	Form of Performance Based Award Agreement (2012) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2012).

10.26*	Form of Performance Based Award Agreement (2010) (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

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

101

The following materials from the Hexcel Corporation Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidates Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (ivi) Consolidated Statements of Cash Flows, and (v) related notes.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hexcel Corporation

February 8, 2013	/s/ DAVID E. BERGES
(Date)	David E. Berges
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

Signature	Title	Date

/s/ DAVID E. BERGES	Chairman of the	February 8, 2013
(David E. Berges)	Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ WAYNE PENSKY	Senior Vice President and	February 8, 2013
(Wayne Pensky)	Chief Financial Officer
(Principal Financial Officer)

/s/ KIMBERLY HENDRICKS	Vice President, Corporate Controller and
(Kimberly Hendricks)	Chief Accounting Officer	February 8, 2013
(Principal Accounting Officer)

/s/ JOEL S. BECKMAN	Director	February 8, 2013
(Joel S. Beckman)

/s/ LYNN BRUBAKER	Director	February 8, 2013
(Lynn Brubaker)

/s/ JEFFREY C. CAMPBELL	Director	February 8, 2013
(Jeffrey C. Campbell)

/s/ SANDRA L. DERICKSON	Director	February 8, 2013
(Sandra L. Derickson)

/s/ W. KIM FOSTER	Director	February 8, 2013
(W. Kim Foster)

/s/ THOMAS A. GENDRON	Director	February 8, 2013
(Thomas A. Gendron)

/s/ JEFFREY A. GRAVES	Director	February 8, 2013
(Jeffrey A. Graves)

/s/ DAVID C. HILL	Director	February 8, 2013
(David C. Hill)

/s/ DAVID L. PUGH	Director	February 8, 2013
(David L. Pugh)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2012	2011	2010	2009	2008

Results of Operations:
Net sales	$1,578.2	$1,392.4	$1,173.6	$1,108.3	$1,324.9
Cost of sales	1,171.5	1,050.3	891.0	859.8	1,035.7
Gross margin	406.7	342.1	282.6	248.5	289.2

Selling, general and administrative expenses	130.7	120.5	118.5	107.2	112.9
Research and technology expenses	36.7	32.6	30.8	30.1	31.4
Business consolidation and restructuring expenses	—	—	—	—	3.8
Other (income) expense, net	(9.5)	(3.0)	3.5	7.5	10.2
Operating income	248.8	192.0	129.8	103.7	130.9

Interest expense, net	10.0	11.6	23.2	26.1	20.2
Non-operating expense, net	1.1	4.9	6.8	—	—

Income before income taxes and equity in earnings	237.7	175.5	99.8	77.6	110.7
Provision for income taxes	74.1	41.6	22.9	22.0	15.6
Income before equity in earnings	163.6	133.9	76.9	55.6	95.1
Equity in earnings from and gain on sale of investments in affiliated companies	0.7	1.6	0.5	0.7	16.1
Net income	$164.3	$135.5	$77.4	$56.3	$111.2

Basic net income per common share	$1.64	$1.37	$0.79	$0.58	$1.15

Diluted net income per common share	$1.61	$1.35	$0.77	$0.57	$1.14

Weighted-average shares outstanding:
Basic	100.2	98.8	97.6	96.9	96.4
Diluted	102.0	100.7	99.9	98.2	97.6

Financial Position:
Total assets	$1,603.1	$1,376.1	$1,258.1	$1,246.6	$1,210.3
Working capital	$340.4	$276.8	$291.8	$259.4	$256.5
Long-term notes payable and capital lease obligations	$240.0	$238.3	$304.6	$358.8	$392.5
Stockholders’ equity (a)	$994.1	$802.2	$659.4	$575.6	$509.2

Other Data:
Depreciation	$57.2	$55.3	$53.2	$46.6	$43.9
Accrual basis capital expenditures	$241.3	$184.5	$60.7	$85.7	$177.3
Shares outstanding at year-end, less treasury stock	99.9	98.8	97.4	96.6	96.4

(a)     No cash dividends were declared per share of common stock during any of the five years ended December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2012	2011	2010
Net sales	$1,578.2	$1,392.4	$1,173.6
Gross margin %	25.8%	24.6%	24.1%
Other (income) expense, net	$(9.5)	$(3.0)	$3.5
Operating income (a)	$248.8	$192.0	$129.8
Operating income %	15.8%	13.8%	11.1%
Interest expense, net	$10.0	$11.6	$23.2
Non-operating other expenses	$1.1	$4.9	$6.8
Provision for income taxes	$74.1	$41.6	$22.9
Equity in earnings from investments in affiliated companies	$0.7	$1.6	$0.5
Net income (a)	$164.3	$135.5	$77.4
Diluted net income per common share	$1.61	$1.35	$0.77

(a) The Company uses non-GAAP financial measures, including sales measured in constant dollars, operating income adjusted for items included in other (income) expense, net, net income adjusted for items included in non-operating expenses, the effective tax rate adjusted for certain out of period items and free cash flow.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods. These adjustments represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented.  Such non-GAAP measurements are not determined in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  Reconciliations to adjusted operating income,  adjusted net income and free cash flow are provided below:

	Year Ended December 31,
(In millions)	2012	2011	2010
GAAP operating income	$248.8	$192.0	$129.8
Other (income) expense, net (1)	(9.5)	(3.0)	3.5
Adjusted operating income (Non-GAAP)	$239.3	$189.0	$133.3
Adjusted operating income % of sales (Non-GAAP)	15.2%	13.6%	11.4%

	Year Ended December 31,
(In millions)	2012	2011	2010
GAAP net income	$164.3	$135.5	$77.4
Other (income) expense, net of tax (1)	(6.0)	(2.3)	2.2
Non-operating expense, net of tax (2)	0.7	3.0	4.3
Tax adjustments (3)	—	(11.3)	(6.4)
Adjusted net income (Non-GAAP)	$159.0	$124.9	$77.5
Adjusted diluted net income per share (Non-GAAP)	$1.56	$1.24	$0.78

	Year Ended December 31,
(In millions)	2012	2011	2010
Net cash provided by operating activities	$232.4	$170.5	$126.5
Capital expenditures and deposits for capital purchases	(263.7)	(158.0)	(48.8)
Free cash flow	$(31.3)	$12.5	$77.7

(1)         Other (income) expense, net for the year ended December 31, 2012 included income from a $9.6 million business interruption insurance settlement related to a prior year claim, a $4.9 million gain on the sale of land and a $5.0 million charge for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  Other (income) expense, net for the year ended December 31, 2011 included a $5.7 million benefit from the curtailment of a pension plan and other expense of $2.7 million for the increase in environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  Other (income) expense, net for the year ended December 31, 2010 included a $3.5 million increase in environmental reserves primarily for remediation of a manufacturing facility sold in 1986.

(2)         Non-operating expense, net of tax, in 2012 and 2011 included $0.7 million and $3.0 million for the accelerated amortization of deferred financing costs and expensing of the call premium from redeeming $73.5 million in June 2012 and $150 million in February 2011 of the Company’s 6.75% senior subordinated notes.  Non-operating expense, net of tax, in 2010 included $4.3 million after tax expense related to the acceleration of deferred financing costs due to the refinancing of our Senior Secured Credit Facility.

(3)         Tax adjustments in 2011 included a $5.8 million benefit from the reversal of valuation allowances against net operating loss and foreign tax credit carryforwards and a tax benefit from the release of $5.5 million of reserves primarily for uncertain tax positions as a result of an audit settlement.  Tax adjustments in 2010 included a $2.9 million benefit from the reversal of valuation allowances against U.S. deferred tax assets and a $3.5 million benefit from New Clean Energy Manufacturing Tax Credits awarded in January 2010 for qualifying capital investments made in our U.S. wind energy facility in 2009.  See Note 9 in the accompanying consolidated financial statements for further detail.

Business Trends

Our total sales in 2012 increased 15% in constant currency over 2011.   In constant currency and by market, our Commercial Aerospace sales increased 16%, Space & Defense sales increased 13%, and our Industrial sales increased 16%.  The Commercial Aerospace market represents 60% of our sales, followed by Space & Defense at 23% and Industrial at 17%.

•                  In 2012, our Commercial Aerospace sales increased by 15% (16% in constant currency).  Sales to Airbus and Boeing and their subcontractors, which comprised 83% of our Commercial Aerospace sales, were up over 16% with new program sales (A380, A350, B787 and B787-8) up over 25% and legacy aircraft related sales up more than 10%.  Almost all of our Commercial Aerospace sales are for new aircraft as we have only nominal aftermarket sales.

•                  Airbus and Boeing combined deliveries in 2012 were a record 1,189 aircraft, compared to the previous record of 1,011 in 2011.  The demand for new commercial aircraft is principally driven by two factors.  The first is airline passenger traffic (measured by revenue passenger miles) and the second is the replacement rate for existing aircraft.  The International Air Transport Association (IATA) estimates 2012 revenue passenger miles were 5.3% higher than 2011.  Combined orders for 2012 were 2,036 planes, compared to 2,220 orders for 2011.  Backlog at the end of 2012 increased to 9,055 planes, almost eight years of backlog at the current delivery pace.  Based on Airbus and Boeing announced projections, 2013 deliveries are estimated to be over 1,200 aircraft.

•                  Overall the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.  These new programs include the A380, A350, B787, and the B747-8.  As of December 2012, Airbus had recorded 262 orders for its A380 aircraft, including 97 of which have been delivered (30 deliveries in 2012).  The A380 has 23% composite content by weight and has more Hexcel material used in its production than any aircraft currently in service, over $3 million per plane.  Hexcel has been awarded a contract to supply carbon fiber composite materials for major primary structures for the A350, which Airbus has indicated will have more than 50% composite content by weight.  In addition, there will be opportunities for additional Hexcel products for the plane which we are actively pursuing.  We expect that our total content of materials per A350 will exceed $4 million per aircraft and will be our largest program for both revenue per aircraft and total program.  As of December 31, 2012, Airbus has received 582 orders for the A350, which it projects will enter into service in the second half of 2014.  The B787 has about 52% composite content by weight, including composite wings and fuselage, compared to the 11% composite content used in the construction of its B777 aircraft and 6% for the B767 the aircraft it is primarily replacing.  The B787 entered into service in September 2011.  Hexcel has $1.3 million to $1.6 million of content per plane, depending upon which engines are used. As of December 31, 2012, Boeing had recorded 848 orders for its B787 aircraft, including 49 of which have been delivered.  While the B747-8 is structurally an aluminum intensive aircraft, new engines and nacelles provide Hexcel with the opportunity for significant additional revenues.  The freighter version of the B747-8 went into service in October 2011 and the passenger version in June 2012.  The B747-8 has slightly more Hexcel content per plane than the B787.  Our sales on these four new programs comprised more than 30% of our total Commercial Aerospace sales and we expect them to represent an increasing percent of our Commercial Aerospace sales in the future.

•                  In addition to the new programs discussed above, both Airbus and Boeing have announced new versions of their narrowbody planes that will have new engines.  Airbus’ A320neo is expected to enter service in 2015, while the Boeing’s B737 MAX is expected to enter service in 2017.  Both of these aircraft are expected to provide opportunities for Hexcel to increase its content on these new programs up to 50% higher than on the current models of the A320 and B737.

•                  The regional and business aircraft market, which accounts for 17% of Commercial Aerospace sales, increased 7% for the year to $161 million in 2012.

•                  Our Space & Defense constant currency sales increased 13% over 2012.  Rotorcraft sales continue to be strong and we continue to benefit from our extensive qualifications to supply composite materials and structures.  New helicopter programs in development, as well as upgrade or retrofit programs, have an increased reliance on Composite Materials products such as carbon fiber, prepregs, and honeycomb core to improve blade performance.  Key programs include the V-22 (Osprey) tilt rotor aircraft, Blackhawk, F-35 (joint strike fighter or JSF), C-17, CH-53 Super Stallion, F/A-18E/F (Hornet), European Fighter Aircraft (Typhoon), NH90, S76, Tiger helicopters, and EADS A400M military transport.  In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing.

•                  Our Industrial sales increased by 11% (16% in constant currency) in 2012 from 2011.  Industrial sales include wind energy, recreation, and transportation and general industrial applications, with wind being the largest submarket.  Excluding wind energy sales, the rest of the Industrial sales declined about 3% in constant currency as compared to 2011.

•                  Wind energy revenues for 2012 were up about 30% in constant currency over 2011, driven by the strong sales in the first half of 2012.  We expect a 15% - 20% decline in our wind energy revenues in 2013 due primarily to a much weaker U.S market.

We are well positioned for 2013 with large backlogs at the end of 2012 for our key customers.  Our current expectations are that total revenues for 2013 will be in the range of $1,640 million to $1,740 million, on a constant currency basis, generating diluted earnings per share of $1.66 to $1.78.  We expect free cash flow to be $20 million to $60 million with accrual basis capital expenditures to be $180 million to $200 million.

Results of Operations

2012 was another record performance year for the company.  Our sales of $1,578 million were $185.8 million, or 13%, (15% in constant currency) higher than 2011 and our operating income of $248.8 million (or 15.8% of sales) was 30% higher than 2011.  Other operating income for the year ended December 31, 2012 includes income from a $9.6 million business interruption insurance settlement related to a prior year claim, a $4.9 million gain on the sale of land and a $5.0 million charge for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  Other operating income for the year ended December 31, 2011 includes a $5.7 million benefit from the curtailment of a pension plan and an increase in environmental reserves of $2.7 million primarily for remediation of a manufacturing facility sold in 1986.  Our net income of $164.3 million was 21% higher than 2011 of $135.5 million.  Net income in 2012 and 2011 include, non-operating expense of $0.7 (net of tax) and $3.0 million (net of tax) for the accelerated amortization of deferred financing costs and expensing of the call premium from redeeming $73.5 million in June 2012 and $150 million in February 2011 of the Company’s 6.75% senior subordinated notes.  Net income for 2011 also includes tax benefits from the release of $11.3 million of reserves primarily for uncertain tax positions as a result of an audit settlement and the reversal of valuation allowances.

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

Net Sales:  Consolidated net sales of $1,578.2 million for 2012 were $185.8 million higher than the $1,392.4 million of net sales for 2011.  The sales increase in 2012 reflects increased volume in Commercial Aerospace driven by new aircraft programs and increased build rates.  Consolidated net sales of $1,392.4 million for 2011 were $218.8 million higher than the $1,173.6 million of net sales for 2010, due to volume increases in Commercial Aerospace.  Had the same U.S. dollar, British Pound Sterling and Euro exchange rates applied in 2011 as in 2012 (“in constant currency”), consolidated net sales for 2012 would have been $206.5 million, or 15.1%, higher than 2012.  In constant currency, consolidated net sales for 2011 would have been $203.4 million, or 17.1% higher than 2010 net sales.

The following table summarizes net sales to third-party customers by segment and end market segment in 2012, 2011 and 2010:

(In millions)	Commercial Aerospace	Space & Defense	Industrial	Total
2012 Net Sales
Composite Materials	$685.7	$268.7	$276.5	$1,230.9
Engineered Products	258.4	88.3	0.6	347.3
Total	$944.1	$357.0	$277.1	$1,578.2
	60%	23%	17%	100%
2011 Net Sales
Composite Materials	$586.1	$241.3	$247.1	$1,074.5
Engineered Products	237.4	78.1	2.4	317.9
Total	$823.5	$319.4	$249.5	$1,392.4
	59%	23%	18%	100%
2010 Net Sales
Composite Materials	$459.4	$229.3	$215.8	$904.5
Engineered Products	185.3	81.2	2.6	269.1
Total	$644.7	$310.5	$218.4	$1,173.6
	55%	26%	19%	100%

Commercial Aerospace:  Net sales to the Commercial Aerospace market segment increased $120.6 million or 14.6% to $944.1 million for 2012 as compared to net sales of $823.5 million for 2011; 2011 net sales increased by $178.8 million as compared to net sales of $644.7 million for 2010.  In constant currency, net sales to the Commercial Aerospace market segment increased $126.8 million, or 15.5% in 2012 and increased $175.7 million or 27.1% in 2011.  Net sales of the Composite Materials segment to the Commercial Aerospace market were $99.6 million higher, up 17.0% from 2011 and up $126.7 million from 2010 to 2011.  Net sales of the Engineered Products segment to the Commercial Aerospace market increased by $21.0 million or 8.8% to $258.4 million in 2012 and increased by $52.1 million or 28.1% to $237.4 million in 2011.

In 2012, sales for Airbus and Boeing programs increased 16% over the prior year, with new aircraft programs (A380, A350, B787 and B747-8) sales up over 25% and legacy related sales up more than 10%.  Sales for the regional and business aircraft market increased 7% over 2011.

The growth in 2011 over 2010, in Commercial Aerospace sales, primarily came from new aircraft programs and growth in legacy programs.  Sales for Boeing programs increased 19% and Airbus program sales increased 35% over the prior year.  Sales for the regional and business aircraft market increased 34% in 2011 as compared to 2010.

Space & Defense: Net sales of $357.0 million for 2012 increased 11.8% as compared to $319.4 million for 2011; 2011 net sales increased by 2.9% as compared to $310.5 million in 2010.  In 2012, net sales in constant currency, increased $42.4 million or 13.5%; in 2011 the increase was $6.2 million or 2.0%.  We continue to benefit from our ability to supply composite materials and, in some cases, composite structures to a broad range of military aircraft and rotorcraft programs.  About 60% of our Space & Defense sales are comprised of rotorcraft programs, including commercial and military programs from the Americas, Europe and Asia Pacific.

Industrial:  Net sales of $277.1 million for 2012 increased by $27.6 million, or 11.1%, compared to net sales of $249.5 million for 2011.  In constant currency, net sales to the Industrial market segment increased $37.3 million or 15.6% in 2012 and $21.5 million or 9.4% in 2011.  Wind energy, the largest submarket in this segment, sales increased about 30% in 2012 compared to 2011.  This submarket increased more than 15% in constant currency in 2011 as compared to 2010.  Sales to automotive, recreation and other general industrial markets were down about 3% in constant currency in 2012 as compared to 2011, after modest growth in 2011 over 2010.

Gross Margin: Gross margin for 2012 was $406.7 million or 25.8% of net sales as compared to $342.1 million or 24.6% of net sales in 2011. The increase reflected higher volume and continued improvements in operating performance.  Exchange rates contributed about 30 basis points and 40 basis points to the gross margin percentage improvement in 2012 and 2011, respectively, as compared to the prior year.  Gross margin for 2010 was $282.6 million, or 24.1% of net sales.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $130.7 million or 8.3% of net sales for 2012 and $120.5 million, or 8.7% of net sales for 2011, and $118.5 million or 10.1% of net sales for 2010.  The increase in SG&A spending in 2012 reflects the increase in infrastructure to support our growth.  SG&A spending in 2011 remained relatively flat compared to 2010 as inflation and modest headcount increases were offset by lower legal and other expenses.

Research and Technology (“R&T”) Expenses: R&T expenses for 2012 were $36.7 million or 2.3% of net sales, $32.6 million or 2.3% of net sales in 2011 and $30.8 million, or 2.6% of 2010 net sales.  Spending has increased moderately over the past couple of years as we invest in new products and technology.

Other (Income) Expense, Net:  Other operating income for the year ended December 31, 2012 included income from a $9.6 million business interruption insurance settlement related to a prior year claim, a $4.9 million gain on the sale of land and a $5.0 million charge for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  Other operating income, net for the year ended December 31, 2011 includes a $5.7 million benefit from the curtailment of a pension plan, partially offset by other expense of $2.7 million for the increase in environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  Other operating expense of $3.5 million in 2010 was for additional environmental reserves related to a manufacturing facility sold in 1986.

Operating Income: Operating income for 2012 was $248.8 million compared with operating income of $192.0 million for 2011 and $129.8 million for 2010.  Operating income as a percent of sales was 15.8%, 13.8% and 11.1% in 2012, 2011 and 2010, respectively.  Higher sales volume and good cost control drove the increase in operating margin in 2012 and 2011.

One of the Company’s performance measures is operating income adjusted for other (income) expense, which is a non-GAAP measure.  Adjusted operating income for the years ended December 31, 2012, 2011 and 2010 was $239 million, $189 million and $133 million or 15.2%, 13.6% and 11.4%, as a percentage of net sales, respectively.  A reconciliation from operating income to adjusted operating income is provided on page 26.

Almost all of the Company’s sales and costs are either in U.S. dollars, Euros or GBP, with approximately one-quarter of our sales are in Euros or GBP.  In addition, much of our European Commercial Aerospace business has sales denominated in dollars and costs denominated in all three currencies.  The net impact is that as the dollar weakens against the Euro and the GBP, sales will increase while operating income will decrease.  We have an active hedging program to minimize the impact on operating income, but our operating income as a percentage of net sales is affected.  Our 2012 and 2011 operating income percentages were approximately 30 basis points and 40 basis points better than the comparable prior year due to exchange rates.

Operating income for the Composite Materials segment increased $62.8 million or 32.2% to $257.3 million, as compared to $194.5 million for 2011, driven by productivity leverage and good leverage on higher sales volume.  Operating income for Composite Materials, in 2012 and 2011, included $14.5 million and $5.7 million of other operating income as discussed above.  Operating income for the Engineered Products segment decreased by $1.0 million compared with 2011 to $50.6 million, as higher sales volume was offset by unfavorable product mix and costs related to the start-up of new programs.  Operating income for the year ended December 31, 2011 for the Composite Materials segment increased $54.9 million or 39.3% to $194.5 million, as compared to $139.6 million for 2010, due to higher volume, favorable sales mix and factory productivity and cost reduction initiatives.  Operating income for the Engineered Products segment increased by $5.9 million compared with 2010 to $51.6 million, due to the higher sales volume.

We did not allocate corporate net operating expenses of $59.1 million, $54.1 million and $55.5 million to segments in 2012, 2011, and 2010, respectively. Corporate and Other included $5.0 million, $2.7 million, and $3.5 million in 2012 and 2011 and 2010, respectively, of other expenses, as discussed above.

Interest Expense:  Interest expense was $10.0 million for 2012, $11.6 million for 2011, and $23.2 million for 2010.  The sequential decrease in interest expense over the three years is due primarily to lower interest rates, primarily as a result of the redemption of $73.5 million in June 2012 and $150 million in February 2011 of the Company’s 6.75% senior subordinated notes.

Provision for Income Taxes:   Our 2012, 2011 and 2010 tax provision was $74.1 million, $41.6 million and $22.9 million for an effective tax rate of 31.2%, 23.7% and 22.9%, respectively.  The 2011 provision includes benefits of $11.3 million from the reversal of valuation allowances against net operating loss and foreign tax credit carryforwards and from the release of reserves primarily for uncertain tax positions as a result of an audit settlement.  The 2010 provision includes a $2.9 million benefit from the reversal of valuation allowances against U.S. deferred tax assets and a $3.5 million benefit from New Clean Energy Manufacturing tax credits for qualifying investments made in 2009 in our U.S wind energy facility.  Excluding these items, the 2011 and 2010 effective tax rates were 30.1% and 29.4%, respectively. We believe the adjusted effective tax rate, which is a non-GAAP measure, is meaningful since it provides insight to the tax rate of ongoing operations.

Equity in Earnings from Affiliated Companies:  Equity in earnings represents our portion of the earnings from our joint venture in Malaysia. For additional information, see Note 5 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Income:  Net income was $164.3 million, or $1.61 per diluted share for the year ended December 31, 2012 compared to $135.5 million, or $1.35 per diluted common share for 2011 and $77.4 million, or $0.77 per diluted share for 2010.  Strong sales volume, particularly in the commercial aerospace market, coupled with good cost control led the growth in earnings from 2010 through 2012.  Also see the above table for a reconciliation of GAAP net income from continuing operations to our adjusted “Non-GAAP” measure.

Significant Customers

Approximately 29%, 30% and 31% of our 2012, 2011 and 2010 net sales, respectively, were to Boeing and related subcontractors.  Of the 29% of overall sales to Boeing and its subcontractors in 2012, 25% related to Commercial Aerospace market applications and 4% related to Space & Defense market applications.  Approximately 28%, 27% and 24% of our 2012, 2011 and 2010 net sales, respectively, were to European Aeronautic Defence and Space Company (“EADS”), including its business division Airbus Industrie (“Airbus”), and its subcontractors.  Of the 28% of overall sales to EADS and its subcontractors in 2012, 25% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications.

Financial Condition

In 2012, we ended the year with total debt, net of cash, of $224.0 million and used $31.3 million of free cash flow (cash provided by operating activities less cash paid for capital expenditures).  In 2013, we expect our capital spending to be in the range of $180 million to $200 million as we expand capacity in line with our outlook, resulting in expected positive free cash flow of $20 million to $60 million.  We expect our typical use of cash in the first half of 2013, which will be funded by our available borrowings under our credit facility.  In December 2012, the Company announced a $50 million share repurchase program.

We have a portfolio of derivatives related to currencies and interest rates.  We monitor our counterparties and we only use those rated A- or better.

Liquidity

Our cash on hand at December 31, 2012 was $32.6 million and we had $192.8 million borrowings available under our credit facility.  In 2012, we redeemed the remaining $73.5 million of our 6.75% senior subordinated notes at a call premium of 1.125%.  The redemption was funded solely from a $75 million add-on to our revolving loan portion of our senior credit facility.  In 2011, we redeemed $150 million of our 6.75% senior subordinated notes at a call premium of 2.25%.  The redemption was funded from a $135 million add-on to our senior credit facility and from cash on hand.

Our total debt as of December 31, 2012 was $256.6 million, an increase of $5.7 million from the December 31, 2011 balance.  The level of available borrowing capacity fluctuates during the course of the year due to factors including capital expenditures, interest and variable compensation payments, changes to working capital, as well as timing of receipts and disbursements within the normal course of business.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures and debt service requirements.  We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and, if necessary, our revolving credit facility.  As of December 31, 2012, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  The term loan is scheduled to be repaid at a current rate of approximately $2.5 million per quarter, with two payments of $10.0 million in September 2014 and December 2014 and two final $25.0 million payments in March and June 2015.

Credit Facilities:  At December 31, 2012, the Company had a $460 million Senior Secured Credit Facility (the “Facility”) consisting of a $360 million revolving loan and a $100 million term loan.  The Company had expanded the Facility by $75 million and $135 million in 2012 and 2011, respectively, to repay the 6.75% senior subordinated notes, as discussed above.  At December 31, 2012, the amounts outstanding under the Facility were $165 million on the revolving loan and $85 million on the term loan.  The Facility matures on July 9, 2015.  The interest rate on the Facility is LIBOR plus 2.75% and ranges down to LIBOR plus 2% depending upon the leverage ratio.  Beginning in 2011 our leverage ratio was less than 1.75, accordingly in 2012 and 2011 the margin paid on our borrowing rate was 2%.  The term loan is scheduled to be repaid at a current rate of approximately $2.5 million per quarter, with two payments of $10.0 million in September 2014 and December 2014 and two final $25.0 million payments in March and June 2015.

The Facility permits us to issue letters of credit up to an aggregate amount of $40 million and allows us to draw up to $75 million in Euros.  Amounts drawn in Euros or any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2012, we had issued letters of credit totaling $2.2 million under the Facility.

The credit agreement contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of December 31, 2012, we were in compliance with all debt covenants and expect to remain in compliance. Terms of the Facility are further discussed in Note 6 to the accompanying financial statements.

We have a $12.0 million borrowing facility for working capital needs of our Chinese entity with an outstanding balance of $4.8 million at December 31, 2012.  It contains a $10.0 million revolving line of credit and a $2.0 million factoring facility.  The factoring facility was not used in 2012.  These funds can only be used locally and, accordingly, we do not include this facility in our borrowing capacity disclosures.  The borrowing facility expires on September 6, 2013 and is guaranteed by Hexcel Corporation.

Operating Activities:  We generated $232.4 million in cash from operating activities during 2012, an increase of $61.9 million from 2011 primarily from higher earnings and lower working capital usage.  Cash generated from operating activities during 2011 was $170.5 million, an increase of $44.0 million from 2010 primarily from higher earnings.

Investing Activities:  Cash used for investing activities, primarily for capital expenditures, was $258.4 million in 2012 compared to $163.2 million in 2011 and $48.8 million in 2010.  We have increased our capital spending to expand capacity in line with our outlook, after delaying spending during 2010.

Financing Activities:  Financing activities were a source of $8.2 million of cash as compared with a use of $74.4 million in 2011 and a use of $65.2 million in 2010.  In 2012 and 2011, we redeemed $73.5 million and $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 1.125% and 2.25%, respectively.  The redemptions were principally funded by the add-ons to our senior secured credit facility, discussed above.  As a result of the redemptions, we accelerated the unamortized financing costs of the senior subordinated notes and expensed the call premium incurring a pretax charge of $1.1 million (after tax of $0.01 per diluted share and $4.9 million (after tax of $0.03 per diluted share) in 2012 and 2011, respectively.  We repaid $57 million of the $135 million add on in 2011 using cash on hand.

In June 2012 and in 2010, we entered into agreements to swap $75 million and $98 million, respectively, of floating rate obligations for fixed rate obligations at 0.6725% and 1.03% against LIBOR in U.S. dollars.  Both swaps are scheduled to mature in March 2014, and were accounted for as cash flow hedges of our floating rate bank loans.  To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans.  The fair value of both interest rate swaps was a liability of $1.2 million at December 31, 2012 and the fair value of the $98 million interest rate swap was a liability $0.6 million at December 31, 2011.

In 2010, we refinanced our Facility.  At the time of the 2010 refinancing, the new borrowings plus cash on hand were used to repay $134.1 million of term loans existing under the previous facility and $3.7 million of debt issuance costs related to the refinancing.  During 2010, we paid $1.4 million of debt issuance costs related to the add-on to our revolving credit facility and repaid $30.0 million of our previous Facility with cash on hand.  This repayment included a $26.4 million mandatory prepayment based on 50% of the cash flow generated in 2010, as defined in the old agreement.  In addition we borrowed $3.9 million from a line of credit associated with our operations in China.

Financial Obligations and Commitments:  As of December 31, 2012, current maturities of notes payable and capital lease obligations were $16.6 million.  The next significant scheduled debt maturity will not occur until 2015, the year the senior secured credit facility matures. We have a capital lease for a building which expires in 2021.  In addition, certain sales and administrative offices, data processing equipment and manufacturing equipment and facilities are leased under operating leases.

Total letters of credit issued and outstanding under the Senior Secured Credit Facility were $2.2 million as of December 31, 2012.

The following table summarizes the scheduled maturities as of December 31, 2012 of financial obligations and expiration dates of commitments for the years ended 2013 through 2017 and thereafter.

(In millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior secured credit facility — term loan due 2015	$10.0	$25.0	$50.0	$—	$—	$—	$85.0
Senior secured credit facility — Revolver due 2015	—	—	165.0	—	—	—	165.0
Working capital facility	4.8	—	—	—	—	—	4.8
Capital leases and other	1.8	—	—	—	—	—	1.8
Subtotal	16.6	25.0	215.0	—	—	—	256.6
Operating leases	9.2	5.8	3.0	2.2	1.9	10.9	33.0
Total financial obligations	$25.8	$30.8	$218.0	$2.2	$1.9	$10.9	$289.6

Letters of credit	$—	$—	$2.2	$—	$—	$—	$2.2
Interest payments	7.6	7.0	3.4	—	—	—	18.0
Estimated benefit plan contributions	4.8	7.8	29.1	7.3	10.7	23.5	83.2
Other (a)	4.2	1.0	0.7	0.7	—	—	6.6
Total commitments	$42.4	$46.6	$253.4	$10.2	$12.6	$34.4	$399.6

(a) Other represents estimated spending for environmental matters at known sites.

As of December 31, 2012, we had $32.6 million of unrecognized tax benefits.  This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution.  The resolution or settlement of these tax positions with the taxing authorities is at various stages.  We are unable to make a reliable estimate of the eventual cash flows of the $32.6 million of unrecognized tax benefits.

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

Deferred Tax Assets

As of December 31, 2012 we have $62.6 million in net deferred tax assets consisting of deferred tax assets of $170.5 million offset by deferred tax liabilities of $58.5 million and a valuation allowance of $49.4 million (primarily related to net operating loss carryforwards in certain foreign jurisdictions).  As of December 31, 2011, we had $76.8 million in net deferred tax assets consisting of deferred tax assets of $157.2 million offset by deferred tax liabilities of $41.0 million and a valuation allowance of $39.4 million.

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

The valuation allowance as of December 31, 2012 relates to certain net operating loss carryforwards of our foreign subsidiaries, and state net operating loss carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

Uncertain Tax Positions

Included in the unrecognized tax benefits of $32.6 million at December 31, 2012 was $32.3 million of tax benefits that, if recognized, would impact our annual effective tax rate.  In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. The Company recognized $0.1 million, ($0.1) million, ($1.4) million of interest expense (income) related to the above unrecognized tax benefits in 2012, 2011 and 2010, respectively.  The Company had accrued interest of approximately $0.9 million and $0.8 million as of December 31, 2012 and 2011, respectively.  During 2012 and 2011, we reversed interest of $0.1 million and $0.2 million respectively related to the unrecognized tax benefits.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for prior years; however the U.S. tax returns have been audited through 2007.  Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2006 onward), Belgium (2010 onward), France (2010 onward), Spain (2004 onward) and UK (2010 onward).  We are currently under examination in certain of the foreign jurisdictions.

As of December 31, 2012, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2004 onward, some of which are currently under examination by certain European tax authorities.  During 2011, we recognized $5.5 million of uncertain tax benefits as a result of a favorable settlement in one of the foreign tax jurisdictions.  As of December 31, 2012, the Company has not classified any of the unrecognized tax benefits as a current liability as it does not expect to settle any of the tax positions under examinations in various jurisdictions within the next twelve months.

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

We have defined benefit retirement plans in the United Kingdom, Belgium, France and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan.  We recorded a curtailment gain of $5.7 million (after tax gain of $0.04 per diluted share) to recognize previously unrecognized prior service credits.  As of December 31, 2012, 57% of the total assets in the U.K. Plan were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2013 plan year will be 6.5% and for the other European Plans as a group it will be 4.0% to 4.5%.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The discount rate assumption used to calculate net periodic retirement related costs for the European funded plans was 4.73% for 2012, 5.27% for 2011 and 5.66% for 2010, respectively.  The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and mortality rates are based primarily on actual plan experience.

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

In addition, we review goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  We have four reporting units within the Composite Materials segment, each of which are components that constitute a business for which discrete financial information is available and for which appropriate management regularly reviews the operating results.  Within the Engineered Products segment, the reporting unit is the segment as it comprises only a single component. In 2012, the Company performed a qualitative assessment and determined that it was more likely than not that the fair values of our reporting units were not less than their carrying values and it was not necessary to perform the currently prescribed two-step goodwill impairment test.

As of October 1, 2012 we reassessed the estimated useful lives of certain machinery and equipment.  We increased the useful lives of certain machinery and equipment from 20 years to 25 years, and increased the useful lives of certain other machinery and equipment from 10 years - 12 years to 20 years.  We determined that this adjustment to the useful lives of certain assets is a change in accounting estimate and we accounted for the change prospectively; i.e. the accounting change impacts the three months ended December 31, 2012 and future periods. For the quarter and year ended December 31, 2012, the change in accounting estimate lowered depreciation expense by approximately $1.25 million (pre-tax), which was reflected in Gross Margin, or by approximately $0.01 earnings per basic and diluted common share.

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

Our estimate of liability as a potentially responsible party (“PRP”) and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of December 31, 2012 and 2011, our aggregate environmental related accruals were $6.6 million and $5.0 million, respectively.  As of December 31, 2012 and 2011, $4.2 million and $3.3 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  In 2012, if we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $9.2 million at December 31, 2012.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation reserve activity for the three years ended December 31, 2012 was as follows:

	For the year ended
(In millions)	December 31, 2012	December 31, 2011	December 31, 2010
Beginning remediation accrual balance	$5.0	7.3	$8.3
Current period expenses	5.0	3.4	3.8
Cash expenditures	(3.4)	(5.7)	(4.8)
Ending remediation accrual balance	$6.6	$5.0	$7.3

Capital expenditures for environmental matters	$2.4	$4.1	$1.7

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

Interest Rate Risks

Our long-term debt bears interest at variable rates.  From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt.  These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates.  Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2012 of $10.0 million would have decreased to $9.7 million and increased to $10.3 million, respectively.

Interest Rate Swaps

We have entered into approximately $173 million of interest rate swaps, with a remaining balance of $160 million at December 31, 2012, that trade the LIBOR on our bank loan for a fixed rate at an average rate of 0.8625%. These interest rate swaps are designated as cash flow hedges to our term loan and expire by March 2014.  The fair value of interest rate swap agreements is recorded in other assets or other long-term liabilities with a corresponding amount to Other Comprehensive Income.

Foreign Currency Exchange Risks

We operate nine manufacturing facilities in Europe, which generated approximately 47% of our 2012 consolidated net sales.  Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro.  We also conduct business and sell products to customers throughout the world, including a joint venture interest in Malaysia.  Most of the sales in these countries are denominated in U.S. dollars and they have local currency expenses.  Currency risk for these locations is not considered material.

In 2012, our European subsidiaries had third-party sales of $749 million of which approximately 52% were denominated in U.S. dollars, 44% were denominated in Euros and 4% were denominated in British pounds.  While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability.  For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars but do not affect the profitability of the subsidiary in its functional currency.  The value of our investments in these countries could be impacted by changes in currency exchange rates over time, and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2012 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant.  The analysis covers all of our foreign currency hedge contracts.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have about a $2 million impact on our results.  However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the GBP) continues and new hedges are layered in at the adverse rate, the impact would be more significant.  For example, had we not had any hedges in place for 2012, a 10% adverse movement would have reduced our operating income by about $15 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through March 2015.  The aggregate notional amount of these contracts was $201.2 million and $168.9 million at December 31, 2012 and 2011, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2012, hedge ineffectiveness was immaterial.  Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2012, 2011 and 2010 was as follows:

(In millions)	2012	2011	2010
Unrealized losses at beginning of period	$(4.5)	$(0.2)	$(1.4)
Gains (losses) reclassified to net sales	2.4	(2.2)	3.9
Increase (decrease) in fair value, net of tax	4.5	(2.1)	(2.7)
Unrealized gains (losses) at end of period	$2.4	$(4.5)	$(0.2)

Unrealized gains of $0.7 million recorded in “accumulated other comprehensive income,” net of tax, as of December 31, 2012 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  The impact of credit risk adjustments was immaterial for the three years.

In addition, non-designated foreign exchange forward contracts are used to hedge balance sheet exposures.  The notional amounts outstanding at December 31, 2012 were U.S. $165.0 million against EUR, and GBP 4.0 million against EUR and at December 31, 2011 were U.S. $149.0 million against EUR.  Any changes in fair value of these forward contracts are recorded in the consolidated statements of operations and were immaterial for the years 2012, 2011 and 2010.

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

Recently Issued Accounting Standards

New Accounting Pronouncements

ASU 2012-02 Testing Indefinite Lived Intangible Assets for Impairment (Topic 350):  In July 2012, the FASB issued ASU No. 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  ASU 2012-02 was effective for years beginning after September 15, 2012 although early adoption was permitted.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page 41.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Hexcel Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

February 8, 2013

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions, except per share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$32.6	$49.5
Accounts receivable, net	229.0	199.3
Inventories, net	232.8	215.7
Prepaid expenses and other current assets	81.3	59.8
Total current assets	575.7	524.3

Property, plant and equipment, net	914.4	722.1
Goodwill and other intangible assets	57.8	57.4
Investments in affiliated companies	22.6	21.7
Deferred tax assets	15.4	33.0
Other assets	17.2	17.6

Total assets	$1,603.1	$1,376.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$16.6	$12.6
Accounts payable	115.7	141.7
Accrued compensation and benefits	58.8	57.5
Other accrued liabilities	44.2	35.7
Total current liabilities	235.3	247.5

Long-term notes payable and capital lease obligations	240.0	238.3
Long-term retirement obligations	81.3	68.5
Other non-current liabilities	52.4	19.6
Total liabilities	609.0	573.9

Commitments and contingencies (see Note 14)

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares of stock authorized, 102.4 and 101.0 shares of stock issued at December 31, 2012 and 2011, respectively	1.0	1.0
Additional paid-in capital	617.0	589.2
Retained earnings	448.2	283.9
Accumulated other comprehensive loss	(31.9)	(39.8)
	1,034.3	834.3
Less: Treasury stock, at cost, 2.5 and 2.2 shares at December 31, 2012 and 2011, respectively	(40.2)	(32.1)
Total stockholders’ equity	994.1	802.2
Total liabilities and stockholders’ equity	$1,603.1	$1,376.1

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2012	2011	2010

Net sales	$1,578.2	$1,392.4	$1,173.6
Cost of sales	1,171.5	1,050.3	891.0
Gross margin	406.7	342.1	282.6

Selling, general and administrative expenses	130.7	120.5	118.5
Research and technology expenses	36.7	32.6	30.8
Other (income) expense, net	(9.5)	(3.0)	3.5
Operating income	248.8	192.0	129.8

Interest expense, net	10.0	11.6	23.2
Non-operating expense	1.1	4.9	6.8
Income before income taxes and equity in earnings	237.7	175.5	99.8

Provision for income taxes	74.1	41.6	22.9
Income before equity in earnings	163.6	133.9	76.9

Equity in earnings from investments in affiliated companies	0.7	1.6	0.5
Net income	$164.3	$135.5	$77.4

Basic net income per common share:	$1.64	$1.37	$0.79
Diluted net income per common share:	$1.61	$1.35	$0.77

Weighted average common shares outstanding:
Basic	100.2	98.8	97.6
Diluted	102.0	100.7	99.9

Hexcel Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31,

(In millions)	2012	2011	2010

Net income	$164.3	$135.5	$77.4
Currency translation adjustments	11.7	(10.1)	(17.1)
Net unrealized pension and other benefit actuarial losses and prior service credits, net of tax	(10.8)	(5.0)	7.3
Net unrealized gains (losses) on financial instruments, net of tax	7.0	(9.6)	1.7
Other comprehensive income (loss)	7.9	(24.7)	(8.1)
Comprehensive income	$172.2	$110.8	$69.3

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock			Accumulated
(In millions)	Par	Additional Paid-In Capital	Accumulated Retained Earnings	Other Comprehensive Income (Loss)	Treasury Shares	Total Stockholders’ Equity
Balance, December 31, 2009	$1.0	$535.3	$71.0	$(7.0)	$(24.7)	$575.6
Net income			77.4			77.4
Currency translation adjustments				(17.1)		(17.1)
Net unrealized gain on financial instruments, net of tax				1.7		1.7
Change in post-retirement benefit plans, net of tax				7.3		7.3
Comprehensive income
Activity under stock plans		17.0			(2.5)	14.5
Balance, December 31, 2010	$1.0	$552.3	$148.4	$(15.1)	$(27.2)	$659.4
Net income			135.5			135.5
Currency translation adjustments				(10.1)		(10.1)
Net unrealized loss on financial instruments, net of tax				(9.6)		(9.6)
Change in post-retirement benefit plans, net of tax				(5.0)		(5.0)
Comprehensive income
Activity under stock plans		36.9			(4.9)	32.0
Balance, December 31, 2011	$1.0	$589.2	$283.9	$(39.8)	$(32.1)	$802.2
Net income			164.3			164.3
Currency translation adjustments				11.7		11.7
Net unrealized gain on financial instruments, net of tax				7.0		7.0
Change in post-retirement benefit plans, net of tax				(10.8)		(10.8)
Comprehensive income
Activity under stock plans		27.8			(8.1)	19.7
Balance, December 31, 2012	$1.0	$617.0	$448.2	$(31.9)	$(40.2)	$994.1

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2012	2011	2010

Cash flows from operating activities
Net income	$164.3	$135.5	$77.4
Reconciliation to net cash provided by operating activities:
Depreciation	57.2	55.3	53.2
Amortization of debt discount and deferred financing costs	3.1	7.1	10.3
Deferred income taxes	30.9	23.4	16.1
Share-based compensation	15.8	13.9	12.4
Excess tax benefits on share-based compensation	(6.8)	(8.5)	(2.3)
Gain on sale of surplus real estate	(4.9)	—	—
Equity in earnings from investments in affiliated companies	(0.7)	(1.6)	(0.5)
Pension curtailment gain	—	(5.7)	—

Changes in assets and liabilities:
Decrease in accounts receivable	(28.1)	(28.2)	(22.5)
Decrease in inventories	(15.2)	(48.8)	(16.7)
Decrease (increase) in prepaid expenses and other current assets	0.7	(1.1)	(0.2)
Increase in accounts payable and accrued liabilities	20.3	34.1	4.5
Decrease in other, net	(4.2)	(4.9)	(5.2)
Net cash provided by operating activities	232.4	170.5	126.5

Cash flows from investing activities
Proceeds from sale of surplus real estate	5.3	—	—
Capital expenditures and deposits for capital purchases	(263.7)	(158.0)	(48.8)
Settlement of foreign currency hedge	—	(5.2)	—
Net cash used for investing activities	(258.4)	(163.2)	(48.8)

Cash flows from financing activities
Borrowings from senior secured credit facility	87.0	135.0	—
Capital lease obligations and other debt, net	(0.5)	(3.0)	3.4
Issuance costs related to debt	(0.6)	—	(5.1)
Call premium payment for 6.75% senior subordinated notes	(0.8)	(3.4)	—
Repayment of senior secured credit agreement — term loan	(7.5)	(5.0)	(2.5)
Repayment of 6.75% senior subordinated notes	(73.5)	(151.5)	—
Repayment of senior secured credit facility	—	(57.0)	—
Proceeds from senior secured credit facility — term loan	—	—	100.0
Repayment of senior secured credit agreement — term B and C loans	—	—	(164.1)
Activity under stock plans and other	4.1	10.5	3.1
Net cash provided by (used for) financing activities	8.2	(74.4)	(65.2)

Effect of exchange rate changes on cash and cash equivalents	0.9	(0.6)	(5.4)
Net (decrease) increase in cash and cash equivalents	(16.9)	(67.7)	7.1
Cash and cash equivalents at beginning of year	49.5	117.2	110.1
Cash and cash equivalents at end of year	$32.6	$49.5	$117.2

Supplemental information (See Note 15):

Accrual basis additions to property, plant and equipment	$241.3	$184.5	$60.7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Nature of Operations

Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance structural materials, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, adhesives, engineered honeycomb and composite structures, for use in Commercial Aerospace, Space & Defense and Industrial Applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, bikes, skis and a wide variety of recreational products and other industrial applications.

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

Property, Plant and Equipment

Property, plant and equipment, including capitalized interest applicable to major project expenditures, is recorded at cost.  Asset and accumulated depreciation accounts are eliminated for dispositions, with resulting gains or losses reflected in earnings.  Depreciation of plant and equipment is provided using the straight-line method over the estimated useful lives of the various assets.  The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment.  Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the remaining useful life of the related asset.

As of October 1, 2012, we reassessed the estimated useful lives of certain machinery and equipment.  We increased the useful lives of this machinery and equipment from 20 years to 25 years, and increased the useful lives of other certain machinery and equipment from 10 years - 12 years to 20 years.  We determined that this adjustment to the useful lives of certain assets is a change in accounting estimate and we accounted for the change prospectively; i.e. the accounting change impacts the three months ended December 31, 2012 and future periods. See Note 3.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business. Goodwill is tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired.  The Company’s annual test for goodwill impairment was performed in the fourth quarter.  The Company performed a qualitative assessment and determined that it was more likely than not that the fair values of our reporting units were not less than their carrying values and it was not necessary to perform the currently prescribed two-step goodwill impairment test.

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

The Company also tests indefinite-lived intangible assets, consisting of purchased emissions credits, for impairment at least annually as of November 30th.  If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

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

Investments

We have a 50% equity ownership investment in an Asian joint venture Asian Composites Manufacturing Sdn. Bhd.  In accordance with ASC 810 we have determined that this investment is not a variable interest entity.  As such, we account for our share of the earnings of this affiliated company using the equity method of accounting.  The Company continues to evaluate to make certain that the facts and circumstances associated with this investment have not changed with respect to accounting for a variable interest entity.

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt.  At December 31, 2012 and 2011, deferred debt financing costs, net of accumulated amortization, were $4.6 million and $6.1 million.

Share-Based Compensation

The fair value of Restricted Stock Units (RSU’s) is equal to the market price of our stock at date of grant and is amortized to expense ratably over the vesting period.  Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the extent to which we achieve a specified performance target. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total vesting period.  A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.  We use the Black-Scholes model to value compensation expense for all option-based payment awards made to employees and directors based on estimated fair values on the grant date.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations.  The value of RSU’s and Non-qualifying options awards for retirement eligible employees is expensed on the grant date as they are fully vested.

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

Product Warranty

We provide for an estimated amount of product warranty at the point a claim is probable and estimable.  This estimated amount is provided by product and based on current facts, circumstances and historical warranty experience.  Warranty expense was $2.2 million, $2.0 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010 respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  Two customers and their related subcontractors accounted for more than half of our annual net sales in 2012, 2011 and 2010.  Refer to Note 17 for further information on significant customers.  We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables.  We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.  As of December 31, 2012 and 2011, the allowance for doubtful accounts was $1.8 million and $1.2 million, respectively.  Bad debt expense was immaterial for all years presented.

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

New Accounting Pronouncements

ASU 2012-02 Testing Indefinite Lived Intangible Assets for Impairment (Topic 350): In July 2012, the FASB issued ASU No. 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  ASU 2012-02 was effective for years beginning after September 15, 2012 although early adoption was permitted.

Note 2 — Inventories

	December 31,
(In millions)	2012	2011
Raw materials, net	$95.0	$86.4
Work in progress, net	51.2	48.4
Finished goods, net	86.6	80.9
Total net inventories	$232.8	$215.7

Note 3 — Net Property, Plant and Equipment

	December 31,
(In millions)	2012	2011
Land	$41.9	$35.4
Buildings	298.3	278.7
Equipment	783.4	732.0
Construction in progress	335.6	177.4
Property, plant and equipment	1,459.2	1,223.5
Less accumulated depreciation	(544.8)	(501.4)
Net property, plant and equipment	$914.4	$722.1

Depreciation expense related to property, plant and equipment for the years ended December 31, 2012, 2011 and 2010, was $57.2 million, $55.3 million, and $53.2 million, respectively.  Capitalized interest of $3.1 million and $2.0 million for 2012 and 2011, respectively, was included in construction in progress and is associated with our carbon fiber expansion programs.  Capitalized costs associated with software developed for internal use were $2.8 million and $1.1 million for 2012 and 2011, respectively.

  As of October 1, 2012 we reassessed the estimated useful lives of certain machinery and equipment.  We increased the useful lives of certain machinery and equipment from 20 years to 25 years, and increased the useful lives of certain other machinery and equipment from 10 years - 12 years to 20 years.  We determined that this adjustment to the useful lives of certain assets is a change in accounting estimate and we accounted for the change prospectively; i.e. the accounting change impacts the three months ended December 31, 2012 and future periods.  For the quarter and year ended December 31, 2012, the change in accounting estimate lowered depreciation expense by approximately $1.25 million (pre-tax), which was reflected in Gross Margin, or by approximately $0.01 earnings per basic and diluted common share.

Note 4 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2012 and 2011, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2010	$40.1	$16.1	$56.2
Current year additions	1.3	—	1.3
Currency translation adjustments and other	(0.1)	—	(0.1)
Balance as of December 31, 2011	$41.3	$16.1	$57.4
Currency translation adjustments and other	0.4	—	0.4
Balance as of December 31, 2012	$41.7	$16.1	$57.8

We performed our annual impairment review of goodwill as of November 30, 2012 and determined that it was more likely than not that the fair values of our reporting units were not less than their carrying values.  The goodwill and intangible asset balances as of December 31, 2012 include $3.6 million of indefinite-lived intangible assets and $54.2 million of goodwill.

Note 5 — Investments in Affiliated Companies

As of December 31, 2012, we have a 50% equity ownership investment in an Asian joint venture Asian Composites Manufacturing Sdn. Bhd. (“ACM”).  In accordance with accounting standards we have determined that this investment is not a variable interest entity.  As such, we account for our share of the operating performance of this affiliated company using the equity method of accounting.

Note 6 - Debt

(In millions)	December 31, 2012	December 31, 2011
Foreign operation’s working capital line of credit	$4.8	$4.8
Current maturities of capital lease and other obligations	1.8	0.3
Current maturities of term loan	10.0	7.5
Short-term borrowings and current maturities of long-term debt	16.6	12.6

Senior secured credit facility —term loan due 2015	75.0	85.0
Senior secured credit facility — revolving loan due 2015	165.0	78.0
6.75% senior subordinated notes due 2015	—	73.5
Capital lease and other obligations	—	1.8
Long-term notes payable and capital lease obligations	240.0	238.3
Total debt	$256.6	$250.9

Estimated Fair Values of Notes Payable

The approximate, aggregate fair value of our notes payable as of December 31, 2012 and 2011 were as follows:

(In millions)	December 31, 2012	December 31, 2011
6.75% senior subordinated notes, due 2015	$—	$74.0
Senior secured credit facility —term loan due 2015	$85.0	$93.0

The aggregate fair values of the notes payable were estimated on the basis of quoted market prices.

Senior Secured Credit Facility

Hexcel Corporation has a $460 million senior secured credit facility (the “Facility”), consisting of a $360 million revolving loan and a $100 million term loan.  The facility was increased by $75 million in 2012 to fund the repurchase of the remaining 6.75% Senior Subordinated Notes due in 2015.  The Facility matures on July 9, 2015.  The interest rate on the Facility is LIBOR plus 2.75% and ranges down to LIBOR plus 2% depending upon the leverage ratio.  For the years ended December 31, 2012 and 2011, our leverage ratio was less than 1.75; accordingly in 2012 and 2011 the margin paid on our borrowing rate was 2%.  The term loan was borrowed at closing and once repaid cannot be reborrowed.  The term loan is scheduled to be repaid at a current rate of $2.5 million per quarter, with two payments of $10.0 million in September 2014 and December 2014 and two final $25.0 million payments in March and June 2015.

The Facility permits us to issue letters of credit up to an aggregate amount of $40 million and allows us to draw up to $75 million in Euros.  Amounts drawn in Euros or any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  As of December 31, 2012, we had $165.0 million of borrowings under the revolving loan and we had issued letters of credit totaling $2.2 million under the Facility.  Total undrawn availability under the Senior Secured Credit Facility as of December 31, 2012 was $192.8 million.

The credit agreement contains financial and other covenants including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  A violation of any of these covenants could result in a default under the credit agreement, which would permit the lenders to accelerate the payment of all borrowings and to terminate the credit agreement.  In addition, such a default could, under certain circumstances, permit the holders of other outstanding unsecured debt to accelerate the repayment of such obligations.  As of December 31, 2012, we were in compliance with all debt covenants and expect to remain in compliance.

Additionally, at December 31, 2012 we have interest rate swaps totaling approximately $160 million that expire in March 2014.  These interest rate swaps are designated as cash flow hedges to our term loan.  The interest rate swaps trade LIBOR for a fixed rate at an average rate of 0.8625%.

6.75% Senior Subordinated Notes, due 2015

On February 1, 2005, we issued $225 million of 6.75% senior subordinated notes due 2015.  As of June 2012, all of the outstanding notes were redeemed.  The notes were unsecured senior subordinated obligations of Hexcel Corporation.  Interest accrued at the rate of 6.75% per annum and were payable semi-annually in arrears on February 1 and August 1.

In June 2012 and February 2011, we redeemed $73.5 million and $150 million of these notes at a call premium of 1.125% and 2.25%, respectively.  The redemptions were primarily funded by a $75 million and $135.0 million add-on to the Facility in 2012 and December 2010.  As a result of the redemptions, we accelerated the unamortized financing costs of the senior subordinated notes being redeemed and expensed the call premium incurring a pretax charge of $1.1 million (after tax of $0.01 per diluted share)  and $4.9 million (after tax of $0.03 per diluted share) in 2012 and 2011, respectively.

Other Credit Facility

We have a $12.0 million borrowing facility for working capital needs of our Chinese entity with an outstanding balance of $4.8 million on December 31, 2012.  The facility contains a $10.0 million revolving credit line and a $2.0 million factoring facility.  The factoring facility was not used in 2012.  These funds can only be used locally, and accordingly, we do not include this facility in our borrowing capacity disclosures.  The facility expires on September 6, 2013 and is guaranteed by Hexcel Corporation.

Aggregate Maturities of Debt

The table below reflects aggregate scheduled maturities of notes payable, excluding capital lease obligations, as of December 31, 2012.  See Note 7 for capital lease obligation maturities.

Payable during the years ending December 31:	(In millions)
2013	$14.8
2014	25.0
2015	215.0
2016	—
2017	—
Total debt	$254.8

Note 7 - Leasing Arrangements

We have a capital lease for a building, with an obligation of $1.8 million as of December 31, 2012 that contains a purchase option which was exercised on February 1, 2013.  We have a contract to sell the building in March 2013.  The expected gain of the sale will not be material.  The related assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2012 and 2011, were:

(In millions)	2012	2011
Property, plant and equipment	$3.7	$3.7
Less accumulated depreciation	(1.6)	(1.6)
Net property, plant and equipment	$2.1	$2.1

Capital lease obligations	$1.8	$2.0
Less current maturities	(1.8)	(0.2)
Long-term capital lease obligations, net	$—	$1.8

In addition to the capital lease above, certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.  We recognize rental expense on operating leases straight-line over the term of a lease.  Total rental expense was $15.4 million in 2012, $15.2 million in 2011 and $15.0 million in 2010.

Scheduled future minimum lease payments as of December 31, 2012 were:

(In millions)	Type of Lease
Payable during the years ending December 31:	Capital	Operating
2013	$1.8	$9.1
2014	—	5.8
2015	—	2.9
2016	—	2.2
2017	—	1.9
Thereafter	—	10.5
Total minimum lease payments	1.8	$32.4
Less amounts representing interest	—
Present value of future minimum capital lease payments	$1.8

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The rates used have dropped over the past three years and are expected to remain stable for 2013.  The rate of compensation increase for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and termination rates are based primarily on actual plan experience.  The mortality table used for the U.S. plans is based on the RP2000 Mortality Table projected to 2019 and for the U.K. Plans the S1NA table with CMI2011 projections (1.5% p.a. future improvements).

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

U.S. Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former U.S. employees that are funded as benefits are incurred.  Under the provisions of these plans, we expect to contribute approximately $0.2 million in 2013 to cover unfunded benefits.

Multi-Employer Plan

The Company is party to a multi-employer pension plan covering certain U.S. employees with union affiliations.  The plan is the Western Metal Industry Pension Fund, (“the Plan”).  The Plan’s employer identification number is 91-6033499; the Plan number is 001.  In 2011, the Plan again reported Hexcel Corporation as being an employer that contributed greater than 5% of the Plan’s total contributions.  The expiration date of the collective bargaining agreement and minimum funding arrangements is September 30, 2015.  The Plan has been listed in “critical status” and has been operating in accordance with a Rehabilitation Plan since 2010.  This amendment reduced the adjustable benefits of the participants and levied a surcharge on employer contributions.  We expect the Company’s contribution to be about $1.0 million in 2013 and remain at that level over the next few years.

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

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996.  Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred.  Under the provisions of these plans, we expect to contribute approximately $0.6 million in 2013 to cover unfunded benefits.

European Defined Benefit Retirement Plans

We have defined benefit retirement plans in the United Kingdom, Belgium, France and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan.  We recorded a curtailment gain of $5.7 million (after tax gain of $0.04 per diluted share) to recognize previously unrecognized prior service credits.  As of December 31, 2012, 57% of the total assets in the U.K. Plan were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2013 plan year will be 6.5% and 4.0% to 4.5% for the other European Plans as a group.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our retirement savings plans for the three years ended December 31, 2012 is detailed in the table below.

(In millions)	2012	2011	2010
Defined benefit retirement plans	$5.4	$(0.3)	$9.0
Union sponsored multi-employer pension plan	1.2	0.9	0.7
Retirement savings plans-matching contributions	3.3	2.9	2.5
Retirement savings plans-profit sharing contributions	7.6	8.0	6.5
Net periodic expense	$17.5	$11.5	$18.7

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2012, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2012	2011	2010	2012	2011	2010
Service cost	$1.3	$1.5	$1.2	$0.5	$1.1	$3.7
Interest cost	1.1	1.1	1.0	6.6	7.2	7.3
Expected return on plan assets	—	—	—	(7.3)	(7.8)	(6.3)
Net amortization	2.3	1.6	0.9	0.9	0.7	1.2
Curtailment gain	—	—	—	—	(5.7)	—
Net periodic pension cost (income)	$4.7	$4.2	$3.1	$0.7	$(4.5)	$5.9

(In millions) U.S. Postretirement Plans	2012	2011	2010
Service cost	$—	$—	$0.1
Interest cost	0.3	0.4	0.5
Net amortization and deferral	(0.5)	(0.3)	(0.2)
Net periodic postretirement benefit (income) cost	$(0.2)	$0.1	$0.4

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2012	2011	2012	2011	2012	2011
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$3.1	$3.3	$12.1	$7.9	$0.1	$(1.6)
Amortization of actuarial losses	(2.2)	(1.5)	(0.9)	(0.9)	—	—
Amortization of prior service credit (cost)	(0.1)	(0.1)	—	5.9	0.5	0.4
Effect of foreign exchange	—	—	1.9	(0.6)	—	—
Total recognized in other comprehensive income (pre-tax)	$0.8	$1.7	$13.1	$12.3	$0.6	$(1.2)

The Company expects to recognize $3.3 million of net actuarial loss and an immaterial net prior service cost as a component of net periodic pension cost in 2013 for its defined benefit plans.  The recognition of net prior service credit and net actuarial gain as a component of net periodic postretirement benefit cost in 2013 is expected to be immaterial.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2012 and 2011, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation - beginning of year	$33.4	$27.8	$139.8	$134.1	$8.0	$9.4
Service cost	1.3	1.5	0.5	1.1	—	—
Interest cost	1.1	1.1	6.6	7.2	0.3	0.4
Plan participants’ contributions	—	—	0.1	0.1	0.1	0.3
Actuarial loss (gain)	3.1	3.3	15.2	4.5	0.1	(1.5)
Benefits and expenses paid	(0.3)	(0.3)	(3.7)	(4.7)	(0.4)	(0.6)
Curtailment and settlements	—	—	—	(1.7)	—	—
Currency translation adjustments	—	—	6.3	(0.8)	—	—
Benefit obligation - end of year	$38.6	$33.4	$164.8	$139.8	$8.1	$8.0
Change in plan assets:
Fair value of plan assets - beginning of year	$—	$—	$110.8	$106.9	$—	$—
Actual return on plan assets	—	—	10.3	2.7	—	—
Employer contributions	0.3	0.3	5.7	6.2	0.3	0.3
Plan participants’ contributions	—	—	0.1	0.1	0.1	0.3
Benefits and expenses paid	(0.3)	(0.3)	(3.7)	(4.7)	(0.4)	(0.6)
Currency translation adjustments	—	—	5.1	(0.4)	—	—
Fair value of plan assets - end of year	$—	$—	$128.3	$110.8	$—	$—
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$0.3	$0.3	$0.4	$0.4	$0.6	$0.7
Non-current liabilities	38.3	33.1	36.1	28.6	7.5	7.3
Total Liabilities	$38.6	$33.4	$36.5	$29.0	$8.1	$8.0

Amounts recognized in Accumulated Other Comprehensive Income:
Actuarial net (loss) gain	$(10.2)	$(9.4)	$(49.7)	$(36.6)	$3.1	$3.7
Prior service cost	(0.2)	(0.2)	(0.1)	(0.1)	—	—
Total amounts recognized in accumulated other comprehensive (loss) income	$(10.4)	$(9.6)	$(49.8)	$(36.7)	$3.1	$3.7

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2012.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $38.0 million and $33.0 million as of December 31, 2012 and 2011, respectively.  The European Plans’ ABO exceeded plan assets as of December 31, 2012 and 2011, by $32.3 million and $25.8 million, respectively.  These plans’ ABO was $160.6 million and $136.6 million as of December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans included within “accrued compensation and benefits” was $1.3 million and $1.4 million, respectively, and within “other non-current liabilities” was $81.9 million and $69.0 million, respectively, in the accompanying consolidated balance sheets.

Benefit payments for the plans are expected to be as follows:

(In millions)	U.S. Plans	European Plans	Postretirement Plans

2013	$0.2	$3.9	$0.6
2014	3.3	3.7	0.9
2015	24.3	4.0	0.8
2016	1.6	4.9	0.7
2017	4.2	5.9	0.7
2018-2022	5.9	35.2	3.0
	$39.5	$57.6	$6.7

Fair Values of Pension Assets

The following table presents pension assets measured at fair value at December 31, 2012 and 2011 utilizing the fair value hierarchy discussed in Note 20:

(In millions)	December 31,	Fair Value Measurements at December 31, 2012
Description	2012	Level 1	Level 2	Level 3

Equity funds	$70.0	$—	$70.0	$—
Active corporate bond fund	52.1	—	52.1	—
Diversified investment funds	3.1	—	0.3	2.8
Insurance contracts	3.1	—	—	3.1
Total assets	$128.3	$—	$122.4	$5.9

	December 31,	Fair Value Measurements at December 31, 2011
Description	2011	Level 1	Level 2	Level 3

Equity funds	$59.7	$—	$59.7	$—
Active corporate bond fund	45.6	—	45.6	—
Diversified investment funds	2.9	—	0.4	2.5
Insurance contracts	2.6	—	—	2.6
Total assets	$110.8	$—	$105.7	$5.1

	Balance at	Actual	Purchases,	Changes due	Balance at
(In millions)	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2012	plan assets	settlements	rates	2012
Diversified investment funds	$2.5	$0.2	$0.1	$—	$2.8
Insurance contracts	2.6	0.2	0.2	0.1	3.1
Total level 3 assets	$5.1	$0.4	$0.3	$0.1	$5.9

Reconciliation of Level 3 Assets	Balance at January 1, 2011	Actual return on plan assets	Purchases, sales and settlements	Changes due to exchange rates	Balance at December 31, 2011
Diversified investment funds	$2.8	$—	$(0.3)	$—	$2.5
Insurance contracts	2.7	0.1	(0.1)	(0.1)	2.6
Total level 3 assets	$5.5	$0.1	$(0.4)	$(0.1)	$5.1

Plan assets are invested in a number of unit linked pooled funds by an independent asset management group.  Equity funds are split 51/49 between U.K. and overseas equity funds (North America, Japan, Asia Pacific and Emerging Markets).  The asset management firm uses quoted prices in active markets to value the assets.

The Bond Allocation is invested in a number of Active Corporate Bond funds which are pooled funds.  The Corporate Bond funds primarily invest in corporate fixed income securities denominated in British Pounds Sterling with credit ratings of BBB- and above.  We use quoted prices in active markets to value the assets.

Diversified investment funds are invested in an external pension fund which in turn invests in a range of asset classes including equities and government and corporate bonds, hedge funds and private equity.  The fair value of the assets is equal to the fair value of the assets as of January 1, 2012, as provided by the external pension fund, adjusted for cash flows over the year and the estimated investment return on underlying assets over the year.

Insurance contracts contain a minimum guaranteed return.  The fair value of the assets is equal to the total amount of all individual technical reserves plus the non-allocated employer’s financing fund reserves at the valuation date.  The individual technical and financing fund reserves are equal to the accumulated paid contributions taking into account the insurance tarification and any allocated profit sharing return.

The actual allocations for the pension assets at December 31, 2012 and 2011, and target allocations by asset class, are as follows:

	Percentage Of Plan Assets	Target Allocations	Percentage Of Plan Assets	Target Allocations
Asset Class	2012	2012	2011	2011
U.K. Equity Fund	28.0%	28.6%	27.8%	31.0%
Overseas Equity Fund	26.6	28.6	26.1	31.0
Active Corporate Bond Funds	40.6	38.2	41.1	32.9
Insurance Contracts	2.4	2.4	2.4	2.6
Diversified Investment Funds	2.4	2.2	2.6	2.5
Total	100%	100%	100%	100%

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

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2012, 2011 and 2010 are shown in the following table.  These year-end values are the basis for determining net periodic costs for the following year.

	2012	2011	2010
U.S. defined benefit retirement plans:
Discount rates	2.0%	3.2%	3.7%
Rate of increase in compensation	3.0%-5.8%	3.0%	3.5%
Expected long-term rate of return on plan assets	N/A	N/A	N/A

European defined benefit retirement plans:
Discount rates	3.25% - 4.5%	4.5% - 4.75%	5.0% - 5.3%
Rates of increase in compensation	3.0%	3.0%	3.0% - 4.25%
Expected long-term rates of return on plan assets	4.0% – 6.5%	4.25% – 6.5%	4.5% – 7.0%

Postretirement benefit plans:
Discount rates	2.75%	3.85%	4.45%

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2013 pension expense, and the impact on our retirement obligation as of December 31, 2012 for a one-percentage-point change in the discount rate:

	Non-Qualified		Retiree Medical		U.K. Retirement
(In millions)	Pension Plans		Plans		Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	$	N/A	$	N/A	$(1.1)
Discount rate		$(0.1)		$0.1	$(0.7)

One-percentage-point decrease:
Expected long-term rate of return	$	N/A	$	N/A	$1.2
Discount rate		$0.1		$(0.1)	$0.8

Retirement obligation
One-percentage-point increase in discount rate		$(1.3)		$(0.5)	$(28.1)
One-percentage-point decrease in discount rate		$1.4		$0.5	$34.5

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 7.1% for medical and 5.0% for dental and vision for 2013.  The medical rates are assumed to gradually decline to 4.5% by 2025, whereas dental and vision rates are assumed to remain constant at 5.0%.  A one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have an insignificant impact on the total of service and interest cost components, and would have an unfavorable and a favorable impact of approximately $0.2 million and $0.2 million on the postretirement benefit obligation for both 2012 and 2011, respectively.

Note 9 - Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2012, were as follows:

(In millions)	2012	2011	2010
Income before income taxes:
U.S.	$137.4	$106.3	$54.3
International	100.3	69.2	45.5
Total income before income taxes	$237.7	$175.5	$99.8

Provision for income taxes:
Current:
U.S.	$36.9	$10.6	$1.1
International	20.7	7.6	5.7
Current provision for income taxes	57.6	18.2	6.8
Deferred:
U.S.	10.4	24.4	15.1
International	6.1	(1.0)	1.0
Deferred provision for income taxes	16.5	23.4	16.1
Total provision for income taxes	$74.1	$41.6	$22.9

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2012, is as follows:

(In millions)	2012	2011	2010
Provision for taxes at U.S. federal statutory rate	$83.2	$61.5	$34.9
State and local taxes, net of federal benefit	2.2	2.2	1.8
Foreign effective rate differential	(10.3)	(8.4)	(7.3)
Other	—	1.3	1.4
Foreign Tax Credit Carryforwards	(0.7)	(2.4)	(3.2)
U.S. Research & Development Tax Credits	0.5	(1.0)	(1.3)
Tax Settlement	0.2	(5.5)	—
Wind Energy Tax Credit	—	(0.1)	(3.5)
Change in valuation allowance	(1.0)	(6.0)	0.1
Total provision for income taxes	$74.1	$41.6	$22.9

We have not included a benefit for U.S. Research & Development Tax Credit (“R&D credit”) in our 2012 tax provision due to the expiration of the tax credit at December 31, 2011.  On January 2, 2013, the American Taxpayer Relief Act of 2012 (HR 8) was signed, which reinstated the R&D credit for the years ended December 31, 2012 and 2013.  Since the law was signed in 2013, the full year credit for 2012 will be included as a discrete “catch-up” adjustment in the Company’s tax provision for the first quarter ended March 31, 2013.

Included in the 2011 provision were certain tax benefits relating to the reversal of valuation allowances on net operating losses in certain foreign jurisdictions and U.S. foreign tax credit carryforwards as it became more likely than not that these deferred tax assets would be realized. The 2011 provision also reflects the favorable impact of a tax audit settlement in one of the foreign jurisdictions. These benefits totaled $11.3 million.

As of December 31, 2012 and 2011, we do not have a U.S. income tax provision for undistributed earnings of international subsidiaries.  We do not currently have any specific plans to repatriate funds from our international subsidiaries, however we may do so in the future if a dividend can be remitted with no material tax impact.  Such earnings are considered to be permanently reinvested.  Estimating the tax liability that would result if these earnings were repatriated is not practicable at this time.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.  Principal components of deferred income taxes as of December 31, 2012 and 2011 are:

(In millions)	2012	2011
Assets
Net operating loss carryforwards	$56.2	$64.2
Unfunded pension liability and other postretirement obligations	15.3	13.8
Advanced payments from foreign affiliates	22.3	18.8
Tax credit carryforwards	35.4	21.0
Stock based compensation	12.6	11.3
Other comprehensive income	14.0	13.4
Reserves and other	14.7	14.7
Subtotal	170.5	157.2
Valuation allowance	(49.4)	(39.4)
Total assets	$121.1	$117.8
Liabilities
Accelerated depreciation	(50.1)	(39.4)
Accelerated amortization	(8.2)	(1.2)
Other	(0.2)	(0.4)
Total liabilities	$(58.5)	$(41.0)
Net deferred tax asset	$62.6	$76.8

Deferred tax assets and deferred tax liabilities as presented in the consolidated balance sheets as of December 31, 2012 and 2011 are as follows and are recorded in prepaid expenses and other current assets, deferred tax assets, other accrued liabilities and other non-current liabilities in the consolidated balance sheets:

(In millions)	2012	2011
Current deferred tax assets, net	$62.5	$45.1
Current deferred tax liability, net	(0.2)	(0.1)
Long-term deferred tax assets, net	15.4	33.0
Long-term deferred tax liability, net	(15.1)	(1.2)
Net deferred tax assets	$62.6	$76.8

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $10.0 million and an increase of $2.9 million, respectively.  The valuation allowance as of December 31, 2012 and 2011 relates primarily to net operating loss carryforwards of our foreign subsidiaries, and certain state net operating loss carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

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

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2012, we had tax credit carryforwards for U.S. tax purposes of $35.4 million available to offset future income taxes.  These credits will begin to expire if not utilized in 2013.

We also have net operating loss carryforwards for foreign income tax purposes of $194.8 million, for which there are valuation allowances of $172.3 million as of December 31, 2012.  Our foreign net operating losses can be carried forward without limitation in Belgium, Luxembourg and UK.  The carryforward period in Spain and China is limited to 18 and 5 years, respectively.  We have a full valuation allowance against certain foreign net operating losses for which the Company believes it is not more likely than not that the net operating losses will be utilized.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2012, relate to various Foreign and U.S. jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits:

	Unrecognized Tax Benefits
(In millions)	2012	2011	2010
Balance as of January 1,	$12.5	$20.1	$19.4
Additions based on tax positions related to the current year	1.7	1.5	2.6
Additions/(Reductions) for tax positions of prior years	19.0	(1.1)	—
Decreases relating to settlements with tax authorities	—	(6.7)	—
Expiration of the statute of limitations for the assessment of taxes	(0.8)	(1.6)	(0.5)
Other, including currency translation	0.2	0.3	(1.4)
Balance as of December 31,	$32.6	$12.5	$20.1

Included in the unrecognized tax benefits of $32.6 million at December 31, 2012 was $32.3 million of tax benefits that, if recognized, would impact our annual effective tax rate.  In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations.

The Company recognized $0.1 million, ($0.1) million, ($1.4) million of interest expense (income) related to the above unrecognized tax benefits in 2012, 2011 and 2010, respectively.  The Company had accrued interest of approximately $0.9 million and $0.8 million as of December 31, 2012 and 2011, respectively.  During 2012 and 2011, we reversed interest of $0.1 million and $0.2 million respectively related to the unrecognized tax benefits.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. federal statute of limitations remains open for prior years; however the U.S. tax returns have been audited through 2007.  Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2006 onward), Belgium (2010 onward), France (2010 onward), Spain (2004 onward) and UK (2010 onward).  We are currently under examination in certain of the foreign jurisdictions.

As of December 31, 2012, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2004 onward, some of which are currently under examination by certain European tax authorities.  During 2011, the Company settled an audit with foreign tax authorities in one of the jurisdictions under examination.  The favorable settlement resulted in a reduction of uncertain tax benefits of approximately $5.5 million which was recognized in 2011.  As of December 31, 2012, the Company has not classified any of the unrecognized tax benefits as a current liability as it does not expect to settle any of the tax positions under examinations in various jurisdictions within the next twelve months.

We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the resolution of audits and the passing of the statute of limitations. We are unable to make a reliable estimate of the eventual cash flows of the $32.6 million of unrecognized tax benefits.

Note 10 - Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2012, 2011 and 2010 was as follows:

(Number of shares in millions)	2012	2011	2010
Common stock:
Balance, beginning of year	101.0	99.5	98.6
Activity under stock plans	1.4	1.5	0.9
Balance, end of year	102.4	101.0	99.5
Treasury stock:
Balance, beginning of year	2.2	2.2	2.0
Issued under stock plans	—	(0.5)	—
Repurchased	0.3	0.5	0.2
Balance, end of year	2.5	2.2	2.2
Common stock outstanding	99.9	98.8	97.3

Note 11 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(In millions, except per share data)	2012	2011	2010
Non-qualified stock options	$4.5	$4.1	$3.9
Restricted stock, service based (“RSUs”)	6.5	5.0	4.9
Restricted stock, performance based (“PRSUs”)	4.6	4.7	3.5
Employee stock purchase plan	0.2	0.1	0.1
Stock-based compensation expense	$15.8	$13.9	$12.4

Tax benefit from stock options exercised during the period	$6.8	$8.5	$3.9

Non-Qualified Stock Options

Non-qualified stock options have been granted to our employees and directors under our stock compensation plan.  Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2012 is as follows:

	Number of Options (In millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2009	4.1	$10.67	5.06
Options granted	0.9	$10.92
Options exercised	(0.4)	$8.54
Options expired or forfeited	(0.1)	$14.68
Outstanding at December 31, 2010	4.5	$10.84	5.16
Options granted	0.6	$19.19
Options exercised	(1.6)	$8.17
Options expired or forfeited	(0.1)	$12.93
Outstanding at December 31, 2011	3.4	$13.55	6.45
Options granted	0.5	$25.03
Options exercised	(0.6)	$10.41
Options expired or forfeited	—	$21.82
Outstanding at December 31, 2012	3.3	$15.67	6.26

	Year Ended December 31,
(In millions, except weighted average exercise price)	2012	2011
Aggregate intrinsic value of outstanding options	$37.4	$38.0
Aggregate intrinsic value of exercisable options	$29.5	$21.9
Total intrinsic value of options exercised	$9.1	$22.7
Total number of options exercisable	2.2	2.1
Weighted average exercise price of options exercisable	$13.57	$13.38
Total unrecognized compensation cost on nonvested options (a)	$2.1	$2.1

(a)                   Unrecognized compensation cost relates to nonvested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

The following table summarizes information about non-qualified stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (a)	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (a)	Weighted Average Exercise Price
$6.68 – 10.90	1.4	6.30	$9.35	1.1	$8.98
$14.51 – 21.11	1.3	5.66	$18.44	0.9	$17.71
$22.00 – 25.84	0.6	7.41	$24.18	0.2	$22.03
$6.68 – 25.84	3.3	6.26	$15.67	2.2	$13.57

(a)         in millions

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Risk-free interest rate	0.83%	1.88%	2.40%
Expected option life (in years) Executive	5.44	4.84	5.51
Expected option life (in years) Non-Executive	4.45	4.71	4.40
Dividend yield	—%	—%	—%
Volatility	45.76%	44.08%	49.20%
Weighted-average fair value per option granted	$10.24	$7.65	$4.95

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

Restricted Stock Units — Service Based

As of December 31, 2012, a total of 840,280 shares of service based restricted stock (“RSUs”) were outstanding, which vest based on years of service under the 2003 incentive stock plan.  RSUs are granted to key employees, executives and directors of the Company.  The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight line basis over the requisite service period.  The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2012,2011 and 2010:

	Number of RSUs (In millions)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	0.9	$12.21
RSUs granted	0.4	$11.41
RSUs issued	(0.3)	$12.91
Outstanding at December 31, 2010	1.0	$11.76
RSUs granted	0.3	$20.63
RSUs issued	(0.4)	$12.51
Outstanding at December 31, 2011	0.9	$14.49
RSUs granted	0.3	$25.26
RSUs issued	(0.4)	$12.10
Outstanding at December 31, 2012	0.8	$18.90

As of December 31, 2012, there was total unrecognized compensation cost related to nonvested RSUs of $4.9 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units — Performance Based

As of December 31, 2012, a total of 508,319 shares of performance based restricted stock (“PRSUs”) were outstanding under the 2003 incentive stock plan.  The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant.  PRSUs are based on a three year performance period.  Based on current projections and performance targets, it is estimated that an additional 0.4 million performance shares may be issuable for the 2010, 2011 and 2012 awards.  The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period.  A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary, of the Company’s PRSU activity, at original grant amounts, for the years ended December 31, 2012, 2011 and 2010:

	Number of PRSUs (In millions)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	0.5	$11.18
PRSUs granted	0.3	$10.95
PRSUs issued	(0.1)	$17.03
PRSUs forfeited	(0.1)	$7.37
Outstanding at December 31, 2010	0.6	$9.77
PRSUs granted	0.1	$19.02
Outstanding at December 31, 2011	0.7	$11.53
PRSUs granted	0.1	$25.03
PRSUs additional performance shares	0.2	$8.00
PRSUs issued	(0.5)	$8.28
Outstanding at December 31, 2012	0.5	$16.93

As of December 31, 2012, there was total unrecognized compensation cost related to nonvested PRSUs of $3.9 million, which is to be recognized over the remaining vesting period ranging from one year to three years.  The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2012, cash received from stock option exercises and from employee stock purchases was $5.5 million.  We used $8.0 million in cash related to the shares withheld to satisfy employee tax obligations for NQOs exercised and RSUs converted during the year ended December 31, 2012.  We realized a tax benefit of $6.8 million in connection with stock options exercised and RSUs converted during 2012.

We classify the cash flows resulting from these tax benefits as financing cash flows.  We either issue new shares of our common stock or utilize treasury shares upon the exercise of stock options or the conversion of stock units.

Shares Authorized for Grant

As of December 31, 2012, an aggregate of 1.2 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

The Company offers an ESPP, which allows for eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock.  There were 31,448 and 30,585 ESPP shares purchased in 2012 and 2011, respectively.

Note 12 - Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2012, 2011 and 2010, are as follows:

(In millions, except per share data)	2012	2011	2010
Net income	$164.3	$135.5	$77.4

Basic net income per common share:
Weighted average common shares outstanding	100.2	98.8	97.6

Basic net income per common share	$1.64	$1.37	$0.79

Diluted net income per common share:
Weighted average common shares outstanding — Basic	100.2	98.8	97.6
Plus incremental shares from assumed conversions:
Restricted stock units	0.8	0.9	1.0
Stock options	1.0	1.0	1.3
Weighted average common shares outstanding — Diluted	102.0	100.7	99.9

Diluted net income per common share	$1.61	$1.35	$0.77

Anti-dilutive shares outstanding, excluded from computation	0.5	0.3	0.8

Note 13 — Derivative Financial Instruments

Interest Rate Swap Agreements

In June 2012 and in 2010, we entered into agreements to swap $75 million and $98 million, respectively, of floating rate obligations for fixed rate obligations at 0.6725% and 1.03% against LIBOR in U.S. dollars.  Both swaps are scheduled to mature in March 2014, and were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans.  The remaining balance of the swaps at December 31, 2012 was approximately $160 million.  The fair value of both interest rate swaps was a liability of $1.0 million at December 31, 2012 and the fair value of the $98 million interest rate swap was a liability $0.6 million at December 31, 2011.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through March 2015.  The aggregate notional amount of these contracts was $201.2 million and $168.9 million at December 31, 2012 and December 31, 2011, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges was a gain of $6.4 million, $2.9 million and $3.9 million, for the years ended December 31, 2012, 2011 and 2010, respectively and are recorded in other comprehensive income (“OCI”).  At December 31, 2012, $3.6 million of the carrying amount of these contracts was classified in other assets and $1.6 million in other liabilities on the consolidated balance sheets and $0.6 million in other assets and $6.1 million classified in other liabilities at December 31, 2011.  During the years ended December 31, 2012, 2011 and 2010, we recognized a net loss of $3.1 million, a net gain of $3.1 million and a net loss of $5.7 million, respectively, recorded in gross margin.  For the three years ended December 31, 2012, 2011 and 2010, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the years ended December 31, 2012 and 2011, we recognized a net foreign exchange gain of $5.3 million and a loss of $4.8 million, respectively, in the consolidated statements of operations and no gain or loss in 2010. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $3.1 million classified in other assets and $0.1 million in other liabilities and $0.1 million classified in other assets and $3.8 million in other liabilities on the December 31, 2012 and 2011 consolidated balance sheets, respectively.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2012, 2011 and 2010 was as follows:

(In millions)	2012	2011	2010
Unrealized losses at beginning of period	$(4.5)	$(0.2)	$(1.4)
Gains (losses) reclassified to net sales	2.4	(2.2)	3.9
Increase (decrease) in fair value, net of tax	4.5	(2.1)	(2.7)
Unrealized gains (losses) at end of period	$2.4	$(4.5)	$(0.2)

Unrealized gains of $0.7 million recorded in “accumulated other comprehensive gain,” net of tax, as of December 31, 2012 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  The impact of credit risk adjustments was immaterial for the three years.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have not operated this site since 1986.  We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program.  The primary remediation activities have been completed and we now believe that the remediation has removed most of the contamination.  However, there are still select contaminated areas that we will have to continue remediating using alternative methods.  As a result, to complete the remediation, in the second quarter of 2012 we accrued additional charges of $4.4 million. The accrual is $4.4 million at December 31, 2012.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  The NJDEP later dismissed us from the Directive.  In February 2004, Hexcel, and other entities, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we voluntarily signed into an agreement with the EPA to participate (resulting in 43 participating entities ) in financing such a study up to $10 million, in the aggregate.  Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties will also receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options ranged from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS; the EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  In June 2012, without admitting liability, we along with 69 other PRPs entered into a further agreement with EPA to remove and cap contaminated sediments near River Mile 10.9 of the Lower Passaic River at an approximate cost of $20 million. We accrued $0.5 million in the second quarter of 2012 for our expected allocation of these costs.  Furthermore, the Federal Trustee for natural resources have indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time.

On February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the

State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures, and have produced initial documents to Tierra and Maxus, pursuant to an order of the court.  The court’s trial plan and subsequent orders contemplate multiple trial tracks involving third-party defendants (including Hexcel).  The scope of Hexcel’s involvement in the various trial tracks is uncertain at this time.  On October 2, 2012, the Court stayed all third-party litigation until December 20, 2012 to allow for settlement discussions between the State and third-party defendants.  The stay has since been extended until further order of the Court.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  Recently, the previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies and is operating those in accordance with an order agreed with the State of Washington.  This isolation is expected to prevent further migration of contaminants to our site and enable us to perform a cleanup of our site.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $1.1 million at December 31, 2012.

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

Environmental remediation reserve activity for the three years ended December 31, 2012 was as follows:

	For the year ended December 31,
(In millions)	2012	2011	2010
Beginning remediation accrual balance	$5.0	$7.3	$8.3
Current period expenses	5.0	3.4	3.8
Cash expenditures	(3.4)	(5.7)	(4.8)
Ending remediation accrual balance	$6.6	$5.0	$7.3

Capital expenditures for environmental matters	$2.4	$4.1	$1.7

Environmental Summary

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of December 31, 2012 and 2011, our aggregate environmental related accruals were $6.6 million and $5.0 million, respectively.  As of December 31, 2012 and 2011, $4.2 million and $3.3 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accruals were estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $9.2 million and $6.8 million at December 31, 2012 and 2011, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $3.4 million and $5.7 million for the years ended December 31, 2012 and 2011, respectively.  In addition, our operating costs relating to environmental compliance charged directly to expense were $13.1 million and $10.3 million for the years ended December 31, 2012 and 2011.  Capital expenditures for environmental matters were $2.4 million and $4.1 million for the years ended December 31, 2012 and 2011, respectively.

Litigation

Gurit Infringement Claim

On October 8, 2012 Gurit (UK) Limited filed suit against the Company in U.S. District Court (Delaware District), Civil Action No. 12-1297, seeking unspecified monetary damages and injunctive relief by alleging that certain “preform moulding materials” made, sold, used or imported by the Company infringe Gurit patent U.S. 8 088 470).  The materials are used in wind turbine manufacture. The Company will vigorously contest these allegations on several grounds including that the patent was licensed to the Company and its affiliates by Gurit in 2010.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

Warranty expense for the years ended December 31, 2012, 2011 and 2010, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2009	$3.7
Warranty expense	1.9
Deductions and other	(1.3)
Balance as of December 31, 2010	$4.3
Warranty expense	2.0
Deductions and other	(0.6)
Balance as of December 31, 2011	$5.7
Warranty expense	2.2
Deductions and other	(2.8)
Balance as of December 31, 2012	$5.1

Note 15 — Supplemental Cash Flow

Supplemental cash flow information, for the years ended December 31, 2012, 2011 and 2010, consisted of the following:

(In millions)	2012	2011	2010
Cash paid for:
Interest	$12.6	$15.5	$23.5
Taxes	$23.4	$10.2	$(1.5)

Note 16 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations.  The components of accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 were as follows:

(In millions)	2012	2011
Currency translation adjustments (a)	$7.1	$(4.6)
Net unrealized gains (losses) on financial instruments, net of tax (b)	2.2	(4.8)
Pension obligation adjustment, net of tax (c)	(41.2)	(30.4)
Accumulated other comprehensive loss	$(31.9)	$(39.8)

(a)	The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(b)	(Increased) reduced by the tax impact of ($0.1) million and $2.1 million at December 31, 2012 and 2011, respectively.
(c)	Reduced by the tax impact of $16.0 million and $12.3 million at December 31, 2012 and 2011, respectively.

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

The following table presents financial information on our segments as of December 31, 2012, 2011 and 2010, and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-Party Sales
2012	$1,230.9	$347.3	$—	$1,578.2
2011	1,074.5	317.9	—	1,392.4
2010	904.5	269.1	—	1,173.6
Intersegment sales
2012	$56.8	$2.0	$(58.8)	$—
2011	53.8	1.6	(55.4)	—
2010	38.7	0.6	(39.3)	—
Operating income (loss)
2012	$257.3	$50.6	$(59.1)	$248.8
2011	194.5	51.6	(54.1)	192.0
2010	139.6	45.7	(55.5)	129.8
Depreciation
2012	$52.6	$4.5	$0.1	$57.2
2011	50.8	4.3	0.2	55.3
2010	49.1	3.9	0.2	53.2
Equity in earnings from affiliated companies
2012	$—	$0.7	$—	$0.7
2011	—	1.6	—	1.6
2010	—	0.5	—	0.5
Other (income) expense, net
2012	$(14.5)	$—	$5.0	$(9.5)
2011	(5.7)	—	2.7	(3.0)
2010	—	—	3.5	3.5
Segment assets
2012	$1,295.4	$215.2	$92.5	$1,603.1
2011	1,076.0	192.3	107.8	1,376.1
2010	919.9	176.8	161.4	1,258.1
Investments in affiliated companies
2012	$—	$22.6	$—	$22.6
2011	—	21.7	—	21.7
2010	—	19.9	—	19.9
Accrual basis additions to property, plant and equipment
2012	$228.6	$12.5	$0.2	$241.3
2011	176.6	6.9	1.0	184.5
2010	57.3	3.3	0.1	60.7

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2012, 2011 and 2010:

(In millions)	2012	2011	2010
Net sales by Geography (a):
United States	$801.4	$721.5	$614.8
International
France	302.9	257.6	208.8
Spain	150.6	142.6	111.0
United Kingdom	114.7	102.1	85.9
Austria	105.0	95.5	91.4
Other	103.6	73.1	61.7
Total international	776.8	670.9	558.8
Total consolidated net sales	$1,578.2	$1,392.4	$1,173.6

Net Sales to External Customers (b):
United States	$719.4	$615.7	$528.1
International
France	144.4	132.3	107.5
Germany	128.2	87.7	76.5
Spain	123.9	120.8	95.6
United Kingdom	82.2	80.2	67.9
Other	380.1	355.7	298.0
Total international	858.8	776.7	645.5
Total	$1,578.2	$1,392.4	$1,173.6

Long-lived assets (c):
United States	$733.5	$568.2	$467.8
International
United Kingdom	83.8	68.4	53.7
Spain	68.2	60.5	58.4
France	37.9	36.0	36.3
Other	48.8	46.4	38.3
Total international	238.7	211.3	186.7
Total consolidated long-lived assets	$972.2	$779.5	$654.5

(a)         Net sales by geography based on the location in which the product sold was manufactured.

(b)         Net sales to external customers based on the location to which the product sold was delivered.

(c)          Long-lived assets primarily consist of property, plant and equipment, net and goodwill.

Significant Customers and Suppliers

Boeing and its subcontractors accounted for approximately 29%, 30% and 31% of 2012, 2011 and 2010 net sales, respectively.  Similarly, EADS, including Airbus and its subcontractors, accounted for approximately 28%, 27% and 24% of 2012, 2011 and 2010 net sales, respectively.  In the Composites Materials segment approximately 19%, 20% and 22% of sales for 2012, 2011 and 2010, respectively, were to Boeing and its subcontractors.  Approximately 34%, 33% and 29% of sales for 2012, 2011 and 2010, respectively were to EADS and its subcontractors.  In the Engineered Products segment approximately 66%, 64% and 62% of sales for 2012, 2011 and 2010, respectively were to Boeing and its subcontractors.

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

Note 18 — Other (Income) Expense, net

Other (income) expense, net for the three years ended December 31, 2012, consisted of the following:

(In millions)	2012	2011	2010
Business interruption insurance settlement	$(9.6)	$—	$—
Gain on sale of land	(4.9)	—	—
Pension curtailment gain	—	(5.7)	—
Environmental expense	5.0	2.7	3.5
Other (income) expense, net	$(9.5)	$(3.0)	$3.5

In 2012, the company settled a business interruption insurance claim resulting from tornado damage in 2011 and recorded operating income of $9.6 million.  Also in 2012, the Company recorded a pre-tax gain of $4.9 million on the sale of land from a previously closed manufacturing facility and $5.0 million of charges primarily for additional remediation of a manufacturing facility sold in 1986.

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

In 2010, the Company made a decision to enhance the remediation system to accelerate completion of the remediation and increased its environmental accruals for additional remediation of a manufacturing facility sold in 1986 by $3.5 million.

Note 19 — Non-operating Expense

In June 2012 and February 2011, we redeemed $73.5 million and $150 million of our 6.75% senior subordinated notes at a call premium of 1.125% and 2.25%, respectively.  As a result of the redemption, we accelerated the unamortized financing costs of the senior subordinated notes redeemed and expensed the call premium incurring a pretax charge of $1.1 million and $4.9 million, in 2012 and 2011, respectively.

In connection with the Company’s refinancing of its Senior Secured Credit Facility in July 2010, we recorded a charge of $6.8 million for the acceleration of amortization of deferred financing costs and the write-off of the remaining original issue discount associated with the previous agreement.

Note 20 — Fair Value Measurements

The fair values of our financial instruments are classified in one of the following categories:

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk.  At December 31, 2012 and 2011, we did not have any assets or liabilities that utilize Level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $6.6 million and $2.7 million, and approximately $0.6 million and $10.4 million respectively at December 31, 2012 and 2011.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swap — valued using LIBOR yield curves at the reporting date.  Fair value was a liability of $1.0 million at December 31, 2012.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date.  Fair value of assets and liabilities at December 31, 2012 was $6.6 million and $1.7 million, respectively.

•                  Senior secured facility term loan - Fair value at December 31, 2012 was $85.0 million, the same as book value.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in 2012 that would reduce the receivable amount owed, if any, to the Company.

Note 21 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2012 and 2011 were:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter
2012
Net sales	$400.1	$399.2	$391.6	$387.3
Gross margin	106.4	105.5	99.2	95.6
Other (income) expense, net	—	(9.5)	—	—
Operating income	60.6	73.9	60.0	54.3
Net income	39.6	48.0	39.8	36.9

Net income per common share:
Basic	$0.40	$0.48	$0.40	$0.37
Diluted	$0.39	$0.47	$0.39	$0.36

Market price:
High	$26.71	$27.80	$26.49	$27.29
Low	$23.42	$23.05	$22.53	$23.55

2011
Net sales	$331.6	$353.7	$351.8	$355.3
Gross margin	83.0	87.0	86.5	85.6
Other (income) expense, net	(5.7)	—	2.7	—
Operating income	47.2	49.4	46.0	49.4
Net income	26.4	37.4	32.2	39.5

Net income per common share:
Basic	$0.27	$0.38	$0.33	$0.40
Diluted	$0.26	$0.37	$0.32	$0.39

Market price:
High	$20.69	$21.90	$24.23	$25.84
Low	$17.58	$18.78	$18.07	$21.34

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	Balance at beginning of year	Charged to expense/(recovery)	Deductions and other	Balance at end of year
Year ended December 31, 2012
Allowance for doubtful accounts	$1.2	$1.1	$(0.5)	$1.8
Valuation allowance for deferred tax assets	39.4	9.0	1.0	49.4

Year ended December 31, 2011
Allowance for doubtful accounts	$1.5	$—	$(0.3)	$1.2
Valuation allowance for deferred tax assets	36.5	10.5	(7.6)	39.4

Year ended December 31, 2010
Allowance for doubtful accounts	$1.9	$(0.1)	$(0.3)	$1.5
Valuation allowance for deferred tax assets	30.8	11.2	(5.5)	36.5