Form 10-Q
period 2013-03-31
HEXCEL CORP /DE/
filed 2013-04-22
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2013
COMMON STOCK	100,252,995

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$18.3	$32.6
Accounts receivable, net	269.1	229.0
Inventories, net	245.9	232.8
Current deferred tax assets and other current assets	65.8	81.3
Total current assets	599.1	575.7

Property, plant and equipment	1,480.0	1,459.2
Less accumulated depreciation	(549.1)	(544.8)
Property, plant and equipment, net	930.9	914.4

Goodwill and intangible assets	57.2	57.8
Investments in affiliated companies	22.6	22.6
Deferred tax assets	14.4	15.4
Other assets	13.8	17.2

Total assets	$1,638.0	$1,603.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of debt	$15.4	$16.6
Accounts payable	125.2	115.7
Accrued liabilities	106.7	103.0
Total current liabilities	247.3	235.3

Long-term debt	258.5	240.0
Other non-current liabilities	121.8	133.7
Total liabilities	627.6	609.0

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 103.5 and 102.4 shares issued at March 31, 2013 and December 31, 2012, respectively	1.0	1.0
Additional paid-in capital	632.5	617.0
Retained earnings	491.8	448.2
Accumulated other comprehensive loss	(52.5)	(31.9)
	1,072.8	1,034.3
Less — Treasury stock, at cost, 3.3 shares at March 31, 2013 and 2.5 shares at December 31, 2012	(62.4)	(40.2)
Total stockholders’ equity	1,010.4	994.1

Total liabilities and stockholders’ equity	$1,638.0	$1,603.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2013	2012

Net sales	$416.5	$400.1
Cost of sales	304.5	293.7
Gross margin	112.0	106.4

Selling, general and administrative expenses	38.0	36.6
Research and technology expenses	11.0	9.2
Operating income	63.0	60.6

Interest expense, net	1.7	3.0
Income before income taxes and equity in earnings of affiliated companies	61.3	57.6
Provision for income taxes	17.9	18.4
Income before equity in earnings of affiliated companies	43.4	39.2
Equity in earnings of affiliated companies	0.2	0.4
Net income	$43.6	$39.6

Basic net income per common share:	$0.43	$0.40

Diluted net income per common share:	$0.43	$0.39

Weighted average common shares outstanding:
Basic	100.4	99.8
Diluted	102.1	101.7

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2013	2012

Net income	$43.6	$39.6
Currency translation adjustments	(17.0)	11.0
Net unrealized pension and other benefit actuarial gains (losses) and prior service costs (credits)	2.6	(0.4)
Net unrealized (losses) gains on financial instruments, net of tax	(6.2)	3.8
Comprehensive income	$23.0	$54.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(In millions)	2013	2012

Cash flows from operating activities
Net income	$43.6	$39.6
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	14.3	14.0
Amortization of deferred financing costs	0.5	0.5
Deferred income taxes	1.2	12.0
Equity in earnings from affiliated companies	(0.2)	(0.4)
Stock-based compensation	8.7	7.5
Excess tax benefits on stock-based compensation	(3.7)	(4.7)

Changes in assets and liabilities:
Increase in accounts receivable	(40.2)	(48.3)
Increase in inventories	(16.2)	(13.5)
Decrease in prepaid expenses and other current assets	2.7	2.6
Increase in accounts payable and accrued liabilities	20.8	17.7
Other-net	1.7	(4.8)
Net cash provided by operating activities	33.2	22.2

Cash flows from investing activities
Capital expenditures	(48.1)	(82.9)
Net cash used for investing activities	(48.1)	(82.9)

Cash flows from financing activities
Proceeds from senior secured credit facility	21.0	59.0
Capital lease obligations and other debt, net	(1.3)	0.5
Repayment of senior secured credit facility - term loan	(2.5)	(1.2)
Repurchase of stock	(15.0)	—
Activity under stock plans	(0.3)	0.8
Net cash provided by financing activities	1.9	59.1
Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.8
Net decrease in cash and cash equivalents	(14.3)	(0.8)
Cash and cash equivalents at beginning of period	32.6	49.5
Cash and cash equivalents at end of period	$18.3	$48.7

Supplemental data:
Accrual basis additions to property, plant and equipment	$41.4	$44.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation.  Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our significant accounting policies.

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.  The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited 2012 consolidated balance sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2013.

Investments in Affiliated Companies

We have a 50% equity ownership investment in an Asian joint venture Asian Composites Manufacturing Sdn. Bhd.  We have determined that this investment is not a variable interest entity.  As such, we account for our share of the earnings of this affiliated company using the equity method of accounting.

Recently Adopted Accounting Pronouncements

In February 2013 the Financial Accounting Standards Board issued Accounting Standards Update 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.  The Company adopted this update in the current quarter. The amounts reclassified out of accumulated other comprehensive income during the three-month period were not material.

Note 2 — Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2013	2012

Basic net income per common share:
Net income	$43.6	$39.6

Weighted average common shares outstanding	100.4	99.8

Basic net income per common share	$0.43	$0.40

Diluted net income per common share:
Net income	$43.6	$39.6

Weighted average common shares outstanding — Basic	100.4	99.8
Plus incremental shares from assumed conversions:
Restricted stock units	0.7	0.7
Stock options	1.0	1.2
Weighted average common shares outstanding — Dilutive	102.1	101.7

Diluted net income per common share	$0.43	$0.39

Total shares underlying stock options of 0.8 million and 0.5 million were excluded from the computation of diluted net income per share for the quarters ended March 31, 2013 and 2012, respectively, as they were anti-dilutive.

Note 3 — Inventories, net

(In millions)	March 31, 2013	December 31, 2012
Raw materials	$99.3	$95.0
Work in progress	53.6	51.2
Finished goods	93.0	86.6
Total inventories	$245.9	$232.8

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters ended March 31, 2013 and 2012 were as follows:

	Quarter Ended March 31,
(In millions)	2013	2012
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.7	$0.3
Interest cost	0.2	0.3
Net amortization and deferral	0.7	0.6
Net periodic benefit cost	$1.6	$1.2

	March 31, 2013	December 31, 2012
Amounts recognized on the balance sheet:
Accrued liabilities	$0.3	$0.3
Other non-current liabilities	39.2	38.3
Total accrued benefit	$39.5	$38.6

	Quarter Ended March 31,
(In millions)	2013	2012
European Defined Benefit Retirement Plans
Service cost	$0.1	$0.1
Interest cost	1.7	1.7
Expected return on plan assets	(1.8)	(1.8)
Net amortization and deferral	0.2	0.2
Net periodic benefit cost	$0.2	$0.2

	March 31, 2013	December 31, 2012
Amounts recognized on the balance sheet:
Accrued liabilities	$3.5	$0.4
Other non-current liabilities	32.4	36.1
Total accrued benefit	$35.9	$36.5

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are due.  Under the provisions of these non-qualified plans, we expect to contribute $0.3 million in 2013 to cover unfunded benefits.  We contributed $0.3 million to our U.S. non-qualified defined benefit retirement plans during the 2012 fiscal year.

We contributed $1.5 million and $1.6 million to our European defined benefit retirement plans in the first quarter of 2013 and 2012, respectively.  We plan to contribute approximately $5.8 million during 2013 to these European plans.  We contributed $5.7 million to our European defined benefit retirement plans during the 2012 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters ended March 31, 2013 and 2012 were immaterial.

	March 31, 2013	December 31, 2012
Amounts recognized on the balance sheet:
Accrued liabilities	$0.6	$0.6
Other non-current liabilities	7.4	7.5
Total accrued benefit	$8.0	$8.1

In connection with our postretirement plans, we contributed $0.1 million during each of the first quarters ended March 31, 2013 and 2012, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  We expect to contribute approximately $0.6 million in 2013 to cover unfunded benefits.  We contributed $0.3 million to our postretirement plans during the 2012 fiscal year.

Note 5 — Debt

(In millions)	March 31, 2013	December 31, 2012
Working capital line of credit — China	$5.4	$4.8
Current maturities of term loan	10.0	10.0
Current maturities of capital lease and other obligations	—	1.8
Notes payable and current maturities of long-term liabilities	15.4	16.6

Senior secured credit facility — term loan due 2015	72.5	75.0
Senior secured credit facility — revolving loan due 2015	186.0	165.0
Long-term notes payable and capital lease obligations	258.5	240.0
Total notes payable and capital lease obligations	$273.9	$256.6

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

In June 2012 and in 2010, we entered into agreements to swap $75 million and $98 million, respectively, of floating rate obligations for fixed rate obligations at 0.6725% and 1.03% against LIBOR in U.S. dollars.  Both swaps are scheduled to mature in March 2014, and were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans.  The fair value of both interest rate swaps was a liability of $0.8 million at March 31, 2013 and a liability of $1.0 million at December 31, 2012.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through September 2015.  The aggregate notional amount of these contracts was $212.0 million and $201.2 million at March 31, 2013 and December 31, 2012, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, losses of $7.7 million and gains of $4.7 million, were recorded in other comprehensive income (“OCI”) for the three-month periods ended March 31, 2013, and 2012.  The $0.9 million carrying amount of these contracts was classified in other assets and $5.5 million in other liabilities on the condensed consolidated balance sheets at March 31, 2013 and $3.6 million in other assets and $1.6 million classified in other liabilities at December 31, 2012.  During the three months ended March 31, 2013 and 2012, we recognized a net $0.2 million increase and a $0.5 million reduction of gross margin, respectively.  For the quarters ended March 31, 2013 and 2012, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended March 31, 2013 and 2012, we recognized a net foreign exchange loss of $4.7 million and foreign exchange gains of $3.2 million, respectively, in the condensed consolidated statements of operations.    The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.1 million classified in other assets and $4.4 million in other liabilities and $3.1 million classified in other assets and $0.1 million in other liabilities on the March 31, 2013 and December 31, 2012 condensed consolidated balance sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended March 31, 2013 and 2012 was as follows:

	Quarter Ended March 31,
(In millions)	2013	2012
Unrealized gains (losses) at beginning of period, net of tax	$2.4	$(4.5)
(Gains) losses reclassified to net sales	(0.2)	0.4
(Decrease) increase in fair value	(6.0)	3.4
Unrealized losses at end of period, net of tax	$(3.8)	$(0.7)

As of March 31, 2013, unrealized losses recorded in “accumulated other comprehensive income,” net of tax, total $3.8 million, of which $3.0 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

The income tax provisions for the quarters ended March 31, 2013 and 2012 were $17.9 million and $18.4 million, respectively. Our effective tax rate for the current quarter was 29.2% as compared to 31.9% in 2012.  This quarter benefitted from the extension of the 2012 and 2013 U.S. Research & Development tax credits that was enacted in January 2013.  The full benefit from 2012 was taken in the first quarter of 2013 and reduced the rate by one percentage point.  Implementation of tax planning strategies and the mix of income by country accounted for the remaining improvement in the tax rate.

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs.  For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swap — valued using LIBOR yield curves at the reporting date.  Fair value was a liability of $0.8 million at March 31, 2013.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date.  Fair value of assets and liabilities at March 31, 2013 was $1.0 million and $9.9 million, respectively.

•                  Senior secured facility term loan - Fair value at March 31, 2013 was $82.5 million, the same as book value.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2013 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our operating segments for the quarters ended March 31, 2013 and 2012 is as follows:

	(Unaudited)
(In millions)	Composite Materials	Engineered Products	Corporate & Other (a)	Total
First Quarter 2013
Net sales to external customers:
Commercial aerospace	$201.7	$67.2	$—	$268.9
Space and defense	72.8	23.2	—	96.0
Industrial	50.3	1.3	—	51.6
Net sales to external customers	324.8	91.7	—	416.5
Intersegment sales	16.7	0.6	(17.3)	—
Total sales	341.5	92.3	(17.3)	416.5

Operating income (a)	67.9	13.4	(18.3)	63.0
Depreciation and amortization	13.1	1.2	—	14.3
Stock-based compensation expense	2.0	0.5	6.2	8.7
Accrual basis additions to capital expenditures	38.4	3.0	—	41.4

First Quarter 2012
Net sales to external customers:
Commercial aerospace	$179.5	$62.8	$—	$242.3
Space and defense	63.9	21.0	—	84.9
Industrial	72.8	0.1	—	72.9
Net sales to external customers	316.2	83.9	—	400.1
Intersegment sales	15.9	0.1	(16.0)	—
Total sales	332.1	84.0	(16.0)	400.1

Operating income (a)	65.8	11.8	(17.0)	60.6
Depreciation and amortization	12.9	1.1	—	14.0
Stock-based compensation expense	2.1	0.4	5.0	7.5
Accrual basis additions to capital expenditures	43.6	1.1	—	44.7

(a)   We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	March 31, 2013	December 31, 2012
Composite Materials	$41.2	$41.7
Engineered Products	16.0	16.1
Goodwill and intangible assets	$57.2	$57.8

No impairments have been recorded against these amounts.

Note 10 — Commitments and Contingencies

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have not operated this site since 1986.  We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program.  The primary remediation activities have been completed and we now believe that the remediation has removed most of the contamination.  However, there are still select contaminated areas that we will have to continue remediating using alternative methods.  The accrual is $4.0 million at March 31, 2013.

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

On February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures, and have produced initial documents to Tierra and Maxus, pursuant to an order of the court.  The court’s trial plan and subsequent orders contemplate multiple trial tracks involving third-party defendants (including Hexcel) culminating with trials commencing as early as April 2013.  However, at a case management conference held in March 2013, the Court announced that most third-party defendants had reached a tentative settlement with the State of New Jersey which, if approved by the Court, would end the state court litigation as to participating third-party defendants.  We committed to join the settlement and if the settlement is approved by the Court, we would pay New Jersey $0.3 million.  This amount was accrued in the first quarter of 2013.  It is anticipated that the settlement will be brought to the Court for approval in the second half of 2013.  The litigation presently has been stayed as to parties participating in the settlement.  The scope of Hexcel’s continued involvement in the litigation depends on whether the Court approves the settlement and dismisses Hexcel from the case, which is uncertain at this time.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies and is operating those in accordance with an order agreed with the State of Washington.  This isolation is expected to prevent further migration of contaminants to our site and enable us to perform a cleanup of our site.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $1.0 million at March 31, 2013.

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a potentially responsible party at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA.  The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and recently issued a Record of Decision; the Omega PRP Group members have been noticed by the EPA as PRP’s who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time, we have accrued $0.6 million relating to potential liability for both the Omega site and regional groundwater remedies.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; Omega Chemical and other sites are accrued in the condensed consolidated balance sheets.  As of March 31, 2013, our aggregate environmental related accruals were $6.7 million, of which $4.2 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $1.5 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarters ended March 31, 2013 and 2012 was $0.8 million and $1.6 million, respectively.  In addition, our operating costs relating to environmental compliance charged to expense were $3.3 million and $2.8 million for the quarters ended March 31, 2013 and 2012, respectively.  Capital expenditures for environmental matters were $0.8 million and $0.3 million for the quarters ended March 31, 2013 and 2012, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter ended March 31, 2013, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2012	$5.1
Warranty expense	0.6
Deductions and other	(1.7)
Balance as of March 31, 2013	$4.0

Note 11 — Stock Repurchase Plan

In December 2012, our Board authorized us to repurchase up to $50 million of our outstanding common stock (“Repurchase Plan”). During the quarter, the Company invested $15 million and bought back 530,730 shares under its authorized Repurchase Plan.

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

Net sales for the quarter were $416.5 million, 4.1% higher (3.9% in constant currency) than the $400.1 million reported for the first quarter of 2012, led by the aerospace market.

Commercial Aerospace sales of $268.9 million increased 11.0% (10.8% in constant currency) for the quarter as compared to the first quarter of 2012.  Revenues attributed to new aircraft programs (A380, A350, B787, B747-8) increased nearly 20% versus the same period last year.  Our B787 shipments continued to show strong growth in support of production rate increases.  Airbus and Boeing legacy aircraft related sales for the quarter were up over 10% compared to 2012, as we experienced increasing demand related to line-rate increases.

Sales to other commercial aerospace, which include regional and business aircraft customers, declined modestly for the first quarter compared to 2012, as well as on a sequential basis.

Space & Defense sales of $96.0 million were 13.1% higher (12.9% in constant currency) than the first quarter of 2012.  Growth came from both rotorcraft and military fixed wing aircraft programs.

Total Industrial sales of $51.6 million for the first quarter of 2013 were weak across the board at 29.2% lower (29.5% in constant currency) than the first quarter of 2012.  As expected, wind sales were down over 30% from the record levels in the first half of 2012 and about 9% lower than the fourth quarter of 2012.

Gross margin increased to 26.9% of net sales for the quarter as compared to 26.6% in the same period last year, benefitting from strong volume and continued improvement in operating performance. Selling, general and administrative expenses were 3.8% higher than the first quarter of 2012 primarily driven by the timing of stock based compensation expense.  Research and technology expenses in the first quarter of 2013 of $11.0 million were $1.8 million higher than the comparable 2012 period.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first quarter of 2013 was a use of $15 million versus a use of $61 million in 2012, as seasonal effects typically cause cash usage in the first quarter.  The lower usage was due to lower capital expenditures, as cash used for capital expenditures was $48 million in the first quarter of 2013 as compared to $83 million in 2012. We continue to expect 2013 accrual basis capital expenditures to be in the range of $180 million to $200 million.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2013	2012	% Change
Net sales	$416.5	$400.1	4.1%
Net sales change in constant currency			3.9%
Operating income	63.0	60.6	4.0%
As a percentage of net sales	15.1%	15.1%
Net income	43.6	39.6	10.1%
Diluted net income per common share	$0.43	$0.39

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2013 and 2012:

	Quarter Ended March 31,
(In millions)	2013	2012	% Change
Consolidated Net Sales	$416.5	$400.1	4.1%
Commercial Aerospace	268.9	242.3	11.0%
Space & Defense	96.0	84.9	13.1%
Industrial	51.6	72.9	(29.2)%

Composite Materials	$324.8	$316.2	2.7%
Commercial Aerospace	201.7	179.5	12.4%
Space & Defense	72.8	63.9	13.9%
Industrial	50.3	72.8	(30.9)%

Engineered Products	$91.7	$83.9	9.3%
Commercial Aerospace	67.2	62.8	7.0%
Space & Defense	23.2	21.0	10.5%
Industrial	1.3	0.1	NM

Commercial Aerospace: Net sales increased $26.6 million, or 11.0% (10.8% on a constant currency basis), to $268.9 million for the first quarter of 2012.  New aircraft programs (A380, A350, B787, B747-8) increased nearly 20% versus the same period last year.  Our B787 shipments continued to show strong growth in support of production rate increases.  Airbus and Boeing legacy aircraft related sales for the quarter were up almost 10% compared to the first quarter of 2012.  Sales to other commercial aerospace, which includes regional and business aircraft customers, declined modestly for the first quarter compared to 2012, as well as on a sequential basis.

Space & Defense: Net sales increased $11.1 million, or 13.1% (12.9% in constant currency), to $96.0 million for the first quarter of 2013.  Growth came from both rotorcraft and military fixed wing aircraft programs.

Industrial: Net sales for the first quarter of 2013 decreased $21.3 million, or 29.2% (down 29.5% on a constant currency basis) as compared to the first quarter of 2012.  As expected, wind sales were down over 30% from the record levels in the first half of 2012 and about 9% lower than the fourth quarter of 2012.

Gross Margin

	Quarter Ended March 31,
(In millions)	2013	2012	% Change
Gross margin	$112.0	$106.4	5.3%
Percentage of sales	26.9%	26.6%

We achieved a gross margin percentage of 26.9% in the first quarter of 2013 benefitting from strong volume and continued improvement in operating performance. Foreign exchange rates contributed a nominal benefit to the higher gross margin percentage.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2013	2012	% Change
SG&A expense	$38.0	$36.6	3.8%
Percentage of sales	9.1%	9.1%

R&T expense	$11.0	$9.2	19.6%
Percentage of sales	2.6%	2.3%

SG&A and R&T expenses as a percentage of sales were 11.7% in the first quarter of 2013, as compared to 11.4% for the 2012 period.  R&T expenses were $1.8 million higher than the comparable 2012 period primarily due to investments for the next generation of composites.

Operating Income

	Quarter Ended March 31,
(In millions)	2013	2012	% Change
Consolidated operating income	$63.0	$60.6	4.0%
Operating margin	15.1%	15.1%

Composite Materials	67.9	65.8	3.2%
Operating margin	19.9%	19.8%
Engineered Products	13.4	11.8	13.6%
Operating margin	14.5%	14.0%
Corporate & Other	(18.3)	(17.0)	(7.6)%

Operating margin was 15.1% for both the first quarter of 2013 and 2012 as improvements in operating performance were offset by higher R&T in 2013.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2013	2012	% Change
Interest expense, net	$1.7	$3.0	(43.3)%

The $1.3 million decrease in interest expense for the three-month period of 2013 was primarily due to lower average borrowing rates as a result of the June 2012 prepayment of $73.5 million of the 6.75% senior subordinated notes and higher capitalized interest in 2013.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2013	2012
Income tax expense	$17.9	$18.4
Effective tax rate	29.2%	31.9%

The tax rate for the first quarter ended March 31, 2013 benefitted from the extension of the 2012 and 2013 U.S. Research & Development tax credits that was enacted in January 2013.  The full benefit from 2012 was taken in the quarter and reduced the rate by one percentage point.  Implementation of tax planning strategies and the mix of income by country accounted for the remaining improvement in the tax rate.

Financial Condition

Liquidity:  As of March 31, 2013, we had cash and cash equivalents of $18.3 million and our total debt, net of cash, was $255.6 million, as compared to $224.0 million at December 31, 2012.  At March 31, 2013, total borrowings under the Senior Secured Credit Facility (the “Facility”) were $268.5 million, including $186 million under the Revolver portion and $82.5 million from the Term Loan component.  The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of March 31, 2013, we had issued letters of credit under the Facility totaling $2.2 million, resulting in undrawn availability under the Facility as of March 31, 2013 of $171.8 million.  In addition, we borrowed $5.4 million from the credit line established in China associated with our operations there.

In June 2012, we redeemed the remaining $73.5 million of 6.75% senior subordinated notes at a call premium of 1.125%.  The redemption and related costs were funded solely from a $75 million add-on to our revolving loan portion of the Facility, which increased the borrowing limit on the revolving loan to $360 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio, and limitations on capital expenditures.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 4.00 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.00 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of March 31, 2013, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and, if necessary, our revolving credit facility. As of March 31, 2013, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2014.  Our term loan requires repayments at a rate of $2.5 million per quarter through June 2014.  Our next required payment of $2.5 million is due in June 2013.  Our revolver facility expires in July 2015.

Operating Activities:  Net cash provided by operating activities was $33.2 million in the first quarter of 2013, as compared to net cash provided by operating activities of $22.2 million in the first quarter of 2012.  Working capital was a use of $31.2 million in the first quarter of 2013 and a use of $46.3 million in the comparable 2012 period.

Investing Activities:  Net cash used for investing activities of $48.1 million and $82.9 million in the first quarter of 2013 and 2012, respectively, was for capital expenditures.

Financing Activities:  Financing activities provided $1.9 million of net cash in the first quarter of 2013 compared to $59.1 million in the same period of 2012.  The decrease in 2013 reflects lower borrowings from our revolving credit facility partly offset by $15 million for stock repurchases as described below.

In December 2012, our Board authorized us to repurchase up to $50 million of our outstanding common stock (“Repurchase Plan”).  During the quarter, the Company invested $15 million and bought back 530,730 shares under its authorized Repurchase Plan.

Financial Obligations and Commitments: As of March 31, 2013, current maturities of notes payable and capital lease obligations, including our foreign credit line, were $15.4 million. This amount includes all remaining debt maturities in 2013 (refer to MD&A in our 2012 Annual Report on Form 10-K for further details regarding our financial obligations and commitments).  The next significant scheduled debt maturity will not occur until 2015, the year the senior secured credit facility matures.  Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There were no significant changes in our accounting policies and estimates since the end of fiscal 2012.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and tax credit carryforwards; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, commodity prices, and in the market price of our common stock; and the impact of the above factors on our expectations of 2013 financial results.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements and cost reductions, supply chain disruptions, work stoppages or other labor disruptions and conditions in the financial markets.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2012 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required by Item 1 is contained within Note 10 on pages 11 through 13 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse effects or give rise to additional material risks not now contemplated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 — January 31, 2013	0	$ N/A	0		$50,000,000

February 1 — February 28, 2013	466,008	28.26	466,008		36,829,253

March 1 — March 31, 2013	64,722	28.26	64,722		35,000,000

Total	530,730	$28.26	530,730	(1)	$35,000,000

(1) On December 12, 2012 the Company announced that Board of Directors approved the repurchase by the Company of up to $50 million of its common stock. An aggregate of 530,730 shares of common stock were repurchased during the first quarter of 2013 under its authorized Repurchase Plan.

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

2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

April 22, 2013	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.