Form 10-Q
period 2013-06-30
HEXCEL CORP /DE/
filed 2013-07-22
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2013
COMMON STOCK	99,489,439

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$56.7	$32.6
Accounts receivable, net	246.1	229.0
Inventories, net	251.7	232.8
Current deferred tax assets and other current assets	71.8	81.3
Total current assets	626.3	575.7

Property, plant and equipment	1,521.0	1,459.2
Less accumulated depreciation	(560.2)	(544.8)
Property, plant and equipment, net	960.8	914.4

Goodwill and intangible assets	57.4	57.8
Investments in affiliated companies	23.3	22.6
Deferred tax assets	13.9	15.4
Other assets	13.3	17.2

Total assets	$1,695.0	$1,603.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of debt	$5.0	$16.6
Accounts payable	114.2	115.7
Accrued liabilities	94.5	103.0
Total current liabilities	213.7	235.3

Long-term debt	309.0	240.0
Other non-current liabilities	131.1	133.7
Total liabilities	653.8	609.0

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 103.8 and 102.4 shares issued at June 30, 2013 and December 31, 2012, respectively	1.0	1.0
Additional paid-in capital	640.1	617.0
Retained earnings	540.3	448.2
Accumulated other comprehensive loss	(42.7)	(31.9)
	1,138.7	1,034.3
Less — Treasury stock, at cost, 4.3 shares at June 30, 2013 and 2.5 shares at December 31, 2012	(97.5)	(40.2)
Total stockholders’ equity	1,041.2	994.1

Total liabilities and stockholders’ equity	$1,695.0	$1,603.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2013	2012	2013	2012

Net sales	$422.6	$399.2	$839.1	$799.3
Cost of sales	305.8	293.7	610.3	587.4
Gross margin	116.8	105.5	228.8	211.9

Selling, general and administrative expenses	34.8	32.5	72.8	69.1
Research and technology expenses	10.1	8.6	21.1	17.8
Other operating (income)	—	(9.5)	—	(9.5)
Operating income	71.9	73.9	134.9	134.5

Interest expense, net	2.1	3.0	3.8	6.0
Non-operating expense	1.0	1.1	1.0	1.1
Income before income taxes and equity in earnings of affiliated companies	68.8	69.8	130.1	127.4
Provision for income taxes	20.6	22.1	38.5	40.5
Income before equity in earnings of affiliated companies	48.2	47.7	91.6	86.9
Equity in earnings of affiliated companies	0.3	0.3	0.5	0.7
Net income	$48.5	$48.0	$92.1	$87.6

Basic net income per common share:	$0.49	$0.48	$0.92	$0.88

Diluted net income per common share:	$0.48	$0.47	$0.90	$0.86

Weighted average common shares outstanding:
Basic	100.0	100.2	100.2	100.0
Diluted	101.8	102.0	102.0	101.9

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2013	2012	2013	2012

Net income	$48.5	$48.0	$92.1	$87.6

Currency translation adjustments	6.6	(18.1)	(10.4)	(7.1)
Net unrealized pension and other benefit actuarial gains (losses) and prior service costs (credits)	—	0.7	2.6	0.3
Net unrealized gains (losses) on financial instruments, net of tax	3.2	(5.3)	(3.0)	(1.5)
Total other comprehensive income (loss)	9.8	(22.7)	(10.8)	(8.3)
Comprehensive income	$58.3	$25.3	$81.3	$79.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2013	2012

Cash flows from operating activities
Net income	$92.1	$87.6
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	28.1	28.3
Amortization of deferred financing costs and call premium expense	1.5	2.1
Deferred income taxes	17.6	15.3
Equity in earnings from affiliated companies	(0.5)	(0.7)
Stock-based compensation	12.0	10.5
Gain on sale of property	—	(4.9)
Excess tax benefits on stock-based compensation	(4.0)	(5.4)

Changes in assets and liabilities:
Increase in accounts receivable	(14.6)	(54.4)
Increase in inventories	(20.3)	(28.7)
(Increase) decrease in prepaid expenses and other current assets	(9.0)	1.5
Increase in accounts payable and accrued liabilities	4.7	28.0
Other-net	0.6	(5.4)
Net cash provided by operating activities	108.2	73.8

Cash flows from investing activities
Proceeds from sale of real estate	—	5.3
Capital expenditures	(92.0)	(144.4)
Net cash used for investing activities	(92.0)	(139.1)

Cash flows from financing activities
Proceeds from senior secured credit facility	309.0	121.0
Capital lease obligations and other debt, net	(1.6)	4.1
Issuance costs related to senior secured credit facility	(2.2)	(0.6)
Repayment of senior secured credit facility - term loan	(85.0)	(2.5)
Repayment of senior secured revolving credit facility	(165.0)	—
Purchase of stock	(50.0)	—
Activity under stock plans	3.8	2.5
Repayment of 6.75% senior subordinated notes	—	(73.5)
Call premium payment for 6.75% senior subordinated notes	—	(0.8)
Net cash provided by financing activities	9.0	50.2
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(1.8)
Net increase (decrease) in cash and cash equivalents	24.1	(16.9)
Cash and cash equivalents at beginning of period	32.6	49.5
Cash and cash equivalents at end of period	$56.7	$32.6

Supplemental data:
Accrual basis additions to property, plant and equipment	$82.1	$114.5

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Recently Adopted Accounting Pronouncements

In February 2013 the Financial Accounting Standards Board issued Accounting Standards Update 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.  The Company adopted this update in the first quarter of 2013. The amounts reclassified out of accumulated other comprehensive income during the six-month period were not material.

Note 2 — Net Income per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2013	2012	2013	2012

Basic net income per common share:
Net income	$48.5	$48.0	$92.1	$87.6

Weighted average common shares outstanding	100.0	100.2	100.2	100.0

Basic net income per common share	$0.49	$0.48	$0.92	$0.88

Diluted net income per common share:
Net income	$48.5	$48.0	$92.1	$87.6

Weighted average common shares outstanding — Basic	100.0	100.2	100.2	100.0
Plus incremental shares from assumed conversions:
Restricted stock units	0.7	0.6	0.7	0.7
Stock options	1.1	1.2	1.1	1.2
Weighted average common shares outstanding — Dilutive	101.8	102.0	102.0	101.9

Diluted net income per common share	$0.48	$0.47	$0.90	$0.86

Total shares underlying stock options of 0.3 million were excluded from the computation of diluted net income per share for the quarter and six months ended June 30, 2013, as they were anti-dilutive. Total shares underlying stock options of 0.5 million were excluded from the computation of diluted net income per share for the quarter and six months ended June 30, 2012, as they were anti-dilutive.

Note 3 — Inventories, net

(In millions)	June 30, 2013	December 31, 2012
Raw materials	$99.4	$95.0
Work in progress	53.6	51.2
Finished goods	98.7	86.6
Total inventories	$251.7	$232.8

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2013 and 2012, were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.7	$0.4	$1.4	$0.7
Interest cost	0.2	0.2	0.4	0.5
Net amortization and deferral	0.6	0.5	1.3	1.1
Net periodic benefit cost	$1.5	$1.1	$3.1	$2.3

	June 30, 2013	December 31, 2012
Amounts recognized on the balance sheet:
Accrued liabilities	$0.3	$0.3
Other non-current liabilities	40.0	38.3
Total accrued benefit	$40.3	$38.6

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
European Defined Benefit Retirement Plans
Service cost	$0.1	$0.2	$0.3	$0.3
Interest cost	1.8	1.6	3.5	3.3
Expected return on plan assets	(2.1)	(1.8)	(4.1)	(3.6)
Net amortization and deferral	0.3	0.2	0.6	0.4
Net periodic benefit cost	$0.1	$0.2	$0.3	$0.4

	June 30, 2013	December 31, 2012
Amounts recognized on the balance sheet:
Accrued liabilities	$0.4	$0.4
Other non-current liabilities	34.8	36.1
Total accrued benefit	$35.2	$36.5

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we expect to contribute $0.3 million in 2013 to cover unfunded benefits. We contributed $0.3 million to our U.S. non-qualified defined benefit retirement plans during the 2012 fiscal year.

We contributed $1.3 million and $1.5 million to our European defined benefit retirement plans in the second quarters of 2013 and 2012, respectively.  Contributions to the defined benefit retirement plans were $2.7 million and $3.0 million for the six months ended June 30, 2013 and 2012.  We plan to contribute approximately $5.8 million during 2013 to these European plans.  We contributed $5.7 million to our European plans during the 2012 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and six months ended June 30, 2013 and 2012 were immaterial.

	June 30, 2013	December 31, 2012
Amounts recognized on the balance sheet:
Accrued liabilities	$0.6	$0.6
Other non-current liabilities	7.4	7.5
Total accrued benefit	$8.0	$8.1

In connection with our postretirement plans, we contributed $0.2 million and $0.1 million during the six-month periods ended June 30, 2013 and 2012, respectively.  Contributions during the second quarter of 2013 were $0.1 million and were less than $0.1 million in the second quarter of 2012.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Based on six months of activity, we expect to contribute approximately $0.3 million in 2013 to cover unfunded benefits.  We contributed $0.3 million to our postretirement plans during the 2012 fiscal year.

Note 5 — Debt

(In millions)	June 30, 2013	December 31, 2012
Working capital line of credit — China	$5.0	$4.8
Current maturities of term loan	—	10.0
Current maturities of capital lease and other obligations	—	1.8
Notes payable and current maturities of long-term liabilities	5.0	16.6

Senior secured credit facility — term loan due 2015	—	75.0
Senior secured credit facility — revolving loan due 2015	—	165.0
Senior secured credit facility — revolving loan due 2018	309.0	—
Long-term notes payable	309.0	240.0
Total notes payable and capital lease obligations	$314.0	$256.6

As discussed in Note 11, in June 2013 we entered into a new $600 million senior secured revolving credit facility which matures in June 2018.  The new facility replaces the Company’s previous senior secured credit facility ($82.5 million term loan and a $360 million revolving loan) that would have expired in July 2015.  The initial interest rate for the revolver is LIBOR + 1.50% through September 30, 2013, and then can range up or down depending upon the leverage ratio. The new initial interest rate is 50 basis points lower than the prior facility, and at the current leverage ratio the new rate would be LIBOR + 1.25% beginning after covenant compliance reporting is completed for the period ending September 30, 2013.  In addition to the lower interest rates and fees on undrawn balances, the new facility provides greater flexibility. The proceeds from the new facility were used to repay all amounts, and terminate all commitments outstanding under the Company’s credit agreement and to pay fees and expenses in connection with the refinancing.  As a result of the refinancing, the Company accelerated certain unamortized financing costs of the credit facility being replaced and the deferred expense on related interest rate swaps incurring a pretax charge of $1.0 million in the second quarter of 2013.

The new facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the new facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the new facility.  In addition, the new facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

In June 2012 and in 2010, we entered into agreements to swap $75 million and $98 million, respectively, of floating rate obligations for fixed rate obligations at 0.6725% and 1.03% against LIBOR in U.S. dollars.  Both swaps were scheduled to mature in March 2014, and were accounted for as cash flow hedges of our floating rate bank loans. With the June 2013 refinancing, the 1.03% interest rate swap totaling $98 million associated with our term loan was dedesignated and $0.4 million of deferred expenses were released from accumulated other comprehensive income.  Going forward, this swap will be marked to market through interest expense. The principal terms of the remaining $75 million of floating rate swaps match the terms of the new revolving bank loans thereby allowing hedge accounting to continue on these swaps.  The fair value of both interest rate swaps was a liability of $0.6 million at June 30, 2013 and a liability $1.0 million at December 31, 2012.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound Sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound Sterling through December 2015.  The aggregate notional amount of these contracts was $222.3 million and $201.2 million at June 30, 2013 and December 31, 2012, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, gains of $2.7 million and losses of $5.0 million, were recorded in other comprehensive income (“OCI”) for the three months and six months ended June 30, 2013, respectively, and losses of $7.8 million and $3.1 million for the three- and six-month periods ended June 30, 2012, respectively.  The carrying amount of these contracts was $2.3 million classified in other assets and $3.1 million in other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2013 and $3.6 million in other assets and $1.6 million classified in other liabilities at December 31, 2012.  During the three months ended June 30, 2013 and 2012, we recognized net losses of $0.8 million and net losses of $0.8 million, respectively, recorded in gross margin.  During the six months ended June 30, 2013 and 2012, we recognized net losses of $0.7 million and net losses of $1.3 million, respectively, recorded in gross margin.  For the quarters and six-month periods ended June 30, 2013 and 2012, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended June 30, 2013 and 2012, we recognized net foreign exchange gains of $2.1 million and foreign exchange losses of $3.2 million, respectively, in the Condensed Consolidated Statements of Operations.  During the six-month periods ended June 30, 2013 and 2012, we recognized net foreign exchange losses of $2.5 million and net foreign exchange losses of $0.1 million respectively, in the Consolidated Statements of Operations.  The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.4 million classified in other assets and $0.8 million in other liabilities and $3.1 million classified in other assets and $0.1 million in other liabilities on the June 30, 2013 and December 31, 2012 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and six months ended June 30, 2013 and 2012 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Unrealized (losses) gains at beginning of period, net of tax	$(3.8)	$(0.7)	$2.4	$(4.5)
Losses reclassified to net sales	0.7	0.5	0.6	0.9
Increase (decrease) in fair value	2.2	(5.7)	(3.9)	(2.3)
Unrealized (losses) at end of period, net of tax	$(0.9)	$(5.9)	$(0.9)	$(5.9)

We expect to reclassify $1.2 million of unrealized losses into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

The income tax provisions for the quarter and six months ended June 30, 2013 were $20.6 million and $38.5 million, respectively.  The effective tax rate for both periods was about 30%.  The first half of 2013 benefitted from the extension of the 2012 and 2013 U.S. Research & Development tax credits that was enacted in January 2013. The full retroactive benefit from 2012 was taken in the first quarter of 2013 for a benefit of $0.6 million.  The income tax provisions for the quarter and six months ended June 30, 2012 were $22.1 million and $40.5 million, respectively.  The effective tax rate for both periods was just under 32%.

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs.  For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  The fair value of these assets and liabilities was approximately $2.7 million and $4.5 million, respectively at June 30, 2013.  Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swap — valued using LIBOR yield curves at the reporting date.  Fair value was a liability of $0.6 million at June 30, 2013.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at June 30, 2013 was $2.7 million and $3.9 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended June 30, 2013 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our operating segments for the quarters and six months ended June 30, 2013 and 2012 is as follows:

	(Unaudited)
(In millions)	Composite Materials (b)	Engineered Products	Corporate & Other (a)	Total
Second Quarter 2013
Net sales to external customers:
Commercial aerospace	$200.7	$69.3	$—	$270.0
Space and defense	70.3	26.4	—	96.7
Industrial	53.7	2.2	—	55.9
Net sales to external customers	324.7	97.9	—	422.6
Intersegment sales	18.0	0.5	(18.5)	—
Total sales	342.7	98.4	(18.5)	422.6

Operating income (a)	71.2	15.1	(14.4)	71.9
Depreciation and amortization	12.6	1.1	0.1	13.8
Stock-based compensation expense	1.3	0.2	1.8	3.3
Accrual basis additions to capital expenditures	38.0	2.7	—	40.7

Second Quarter 2012
Net sales to external customers:
Commercial aerospace	$172.4	$61.1	$—	$233.5
Space and defense	67.2	20.9	—	88.1
Industrial	77.1	0.5	—	77.6
Net sales to external customers	316.7	82.5	—	399.2
Intersegment sales	14.9	0.2	(15.1)	—
Total sales	331.6	82.7	(15.1)	399.2

Operating income (a), (b)	80.9	11.7	(18.7)	73.9
Depreciation and amortization	13.3	1.0	—	14.3
Stock-based compensation expense	0.9	0.1	2.0	3.0
Other operating (income) expense (b)	(14.5)	—	5.0	(9.5)
Accrual basis additions to capital expenditures	67.0	2.6	0.2	69.8

Six Months Ended June 30, 2013
Net sales to external customers
Commercial aerospace	$402.4	$136.5	$—	$538.9
Space and defense	143.1	49.6	—	192.7
Industrial	104.0	3.5	—	107.5
Net sales to external customers	649.5	189.6	—	839.1
Intersegment sales	34.7	1.1	(35.8)	—
Total sales	684.2	190.7	(35.8)	839.1

Operating income (a)	139.1	28.5	(32.7)	134.9
Depreciation and amortization	25.7	2.3	0.1	28.1
Stock-based compensation expense	3.3	0.7	8.0	12.0
Accrual basis additions to capital expenditures	76.4	5.7	—	82.1

Six Months Ended June 30, 2012
Net sales to external customers
Commercial aerospace	$351.9	$123.9	$—	$475.8
Space and defense	131.1	41.9	—	173.0
Industrial	149.9	0.6	—	150.5
Net sales to external customers	632.9	166.4	—	799.3
Intersegment sales	30.8	0.3	(31.1)	—
Total sales	663.7	166.7	(31.1)	799.3

Operating income (a), (b)	146.7	23.5	(35.7)	134.5
Depreciation and amortization	26.2	2.1	—	28.3
Stock-based compensation expense	3.0	0.5	7.0	10.5
Other operating (income) expense (b)	(14.5)	—	5.0	(9.5)
Accrual basis additions to capital expenditures	110.6	3.7	0.2	114.5

(a)         We do not allocate corporate expenses to the operating segments.

(b)         In the quarter and six months ended June 30, 2012, operating income for Composite Materials includes $9.6 million of insurance proceeds from a 2011 business interruption claim and a $4.9 million gain on the sale of land from a previously closed manufacturing facility. In addition, Corporate and other includes a $5.0 million charge for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986 (see note 10).

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	June 30, 2013	December 31, 2012
Composite Materials	$41.4	$41.7
Engineered Products	16.0	16.1
Goodwill and intangible assets	$57.4	$57.8

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

Note 11 — Other Non-Operating Expense

In June 2013, the Company entered into new $600 million senior secured revolving credit facility that will mature in five years. The new facility replaces the Company’s previous senior secured credit facility ($82.5 million term loan and a $360 million revolving loan) that would have expired in July 2015.  As a result of the refinancing, we accelerated certain unamortized financing costs of the credit facility being replaced and the deferred expense on related interest rate swaps incurring a pretax charge of $1.0 million in the second quarter of 2013.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have not operated this site since 1986.  We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program.  The primary remediation activities have been completed and we now believe that the remediation has removed most of the contamination.  However, there are still select contaminated areas that we will have to continue remediating using alternative methods.  The accrual is $3.2 million at June 30, 2013.

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

On February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  We filed our answer to the complaint and served our initial disclosures, and have produced initial documents to Tierra and Maxus, pursuant to an order of the court.  The court’s trial plan and subsequent orders contemplated multiple trial tracks involving third-party defendants (including Hexcel) culminating with trials commencing as early as April 2013.  However, at a case management conference held in March 2013, the Court announced that most third-party defendants had reached a tentative settlement with the State of New Jersey which, if approved by the Court, would end the state court litigation as to participating third-party defendants.  We committed to join the settlement and if the settlement is approved by the Court, we would pay New Jersey $0.3 million.  This amount was accrued in the first quarter of 2013.  It is anticipated that the settlement will be brought to the Court for approval in the second half of 2013.  The litigation presently has been stayed as to parties participating in the settlement.  The scope of Hexcel’s continued involvement in the litigation depends on whether the Court approves the settlement and dismisses Hexcel from the case, which is uncertain at this time.  Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies and is operating those in accordance with an order agreed with the State of Washington.  This isolation is expected to prevent further migration of contaminants to our site and enable us to perform a cleanup of our site.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $1.0 million at June 30, 2013.

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of June 30, 2013, our aggregate environmental related accruals were $5.7 million, of which $3.6 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued for these matters at the high end of the range of possible outcomes, our accrual would have been $1.5 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarter ended June 30, 2013 and 2012 was $1.0 million and $0.8 million, respectively, and $1.8 million and $2.4 million for the six months ended June 30, 2013 and 2012.  In addition, our operating costs relating to environmental compliance charged to expense were $3.3 million and $3.7 million for the quarters ended June 30, 2013 and 2012, respectively and $6.5 million and $6.5 million for the six-month periods ended June 30, 2013 and 2012, respectively.  Capital expenditures for environmental matters were $0.8 million and $0.4 million for the quarters ended June 30, 2013 and 2012, respectively and $1.5 million and $0.8 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter ended June 30, 2013, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2012	$5.1
Warranty expense	0.6
Deductions and other	(1.7)
Balance as of March 31, 2013	4.0
Warranty expense	1.3
Deductions and other	(0.4)
Balance as of June 30, 2013	$4.9

Note 13 — Stock Repurchase Plan

In December 2012, our Board authorized us to repurchase up to $50 million of our outstanding common stock (“Repurchase Plan”).  During the six-month period ended June 30, 2013, the Company repurchased a total of 1,573,588 shares at a cost of $50 million and has completed the December 2012  Repurchase Plan.

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

Net sales for the quarter were $422.6 million, 5.9% higher (5.2% in constant currency) than the $399.2 million reported for the second quarter of 2012.  Year to date net sales were 4.6% higher in constant currency.  The growth was led by the commercial aerospace market, which accounts for 64% of our year to date sales.

Commercial aerospace sales of $270.0 million increased 15.6% for the quarter (15.1% in constant currency) as compared to the second quarter of 2012 and increased 13.3% (12.9% in constant currency) for the six-month period as compared to 2012.  Combined revenues attributed to new aircraft programs (A380, A350, B787, B747-8) increased over 20% versus the same period last year and comprise over 30% of Commercial Aerospace sales.  Sales for Airbus and Boeing legacy aircraft were up over 10% compared to the second quarter of 2012 and just less than the first quarter of 2013.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down slightly compared to the same period last year.

Space and Defense sales of $96.7 million were 9.8% higher (9.3% in constant currency) than the second quarter of 2012 and year to date sales were 11.4% higher (11.0% higher in constant currency) than last year’s comparable period.  Growth was again led by rotorcraft, which accounted for nearly 60% of Space & Defense sales for the quarter.

Total Industrial sales of $55.9 million for the second quarter of 2013 were 28.0% lower (28.8% in constant currency) than the second quarter of 2012, but up sequentially 8.4% versus the first quarter of 2013.  As expected, wind sales were down over 35% from the record level in the second quarter of 2012.

Gross margin was 27.6% of net sales for the quarter as compared to 26.4% in the same period last year on higher sales volume.  The impact from exchange rates on gross margin percentage is slightly favorable compared to the second quarter of last year.  SG&A expenses were 7.1% higher than the comparable period in 2012, due to additional investment and staffing to support the current and future growth.  As expected, R&T expenses were $1.5 million higher than the second quarter of 2012 reflecting the increased focus on new product and process development costs (R&T costs were $0.9 million lower than the first quarter of 2013).  Adjusted operating income increased from 16.1% in the second quarter of 2012 to 17.0% in the second quarter of 2013, with foreign exchange rates accounting for less than 10 basis points of the increase.

Free cash flow (defined as cash provided by operating activities less capital expenditures) generated in the first half of 2013 was $16.2 million as compared to a use of $70.6 million for the first six months of 2012 reflecting lower capital expenditures and lower working capital usage.  Cash spent on capital expenditures in the first six months of 2013 was $92.0 million compared to $144.4 million in 2012. Accrual basis additions to capital expenditures were $82.1 million in the first half of 2013 as compared to $114.5 million during the first half of 2012. We expect accrual basis capital expenditures to be $180 million to $200 million in 2013, as we continue to expand capacity to meet the planned needs of our customers.

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2013	2012	% Change	2013	2012	% Change
Net sales	$422.6	$399.2	5.9%	$839.1	$799.3	5.0%
Net sales change in constant currency			5.2%			4.6%
Operating income	71.9	73.9	(2.7)%	134.9	134.5	0.3%
Net income	48.5	48.0	1.0%	92.1	87.6	5.1%
Diluted net income per common share	$0.48	$0.47		$0.90	$0.86

Non-GAAP measures:
Adjusted operating income	$71.9	$64.4	11.6%	$134.9	$125.0	7.9%
As a percentage of net sales	17.0%	16.1%		16.1%	15.6%
Adjusted net income	$49.1	$42.7	15.0%	$92.7	$82.3	12.6%
Adjusted diluted earnings per share	$0.48	$0.42		$0.91	$0.81

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2013	2012	2013	2012
Operating income	$71.9	$73.9	$134.9	$134.5
Other operating (income) (a)	—	(9.5)	—	(9.5)
Adjusted operating income	$71.9	$64.4	$134.9	$125.0

Net income	$48.5	$48.0	$92.1	$87.6
Other operating (income), net of tax (a)	—	(6.0)	—	(6.0)
Non-operating expense, net of tax (b)	0.6	0.7	0.6	0.7
Adjusted net income	$49.1	$42.7	$92.7	$82.3

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

(b)         Non-operating expense in 2013 is the accelerated amortization of deferred financing costs related to our previous senior secured credit facility and the recognition of the deferred expense on related interest rate swaps.  Non-operating expense in 2012 is the accelerated amortization of deferred financing costs and expensing of the call premium from redeeming $73.5 million in June 2012 of the Company’s 6.75% senior subordinated notes.

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2013 and 2012:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2013	2012	% Change	2013	2012	% Change
Consolidated Net Sales	$422.6	$399.2	5.9%	$839.1	$799.3	5.0%
Commercial Aerospace	270.0	233.5	15.6%	538.9	475.8	13.3%
Space & Defense	96.7	88.1	9.8%	192.7	173.0	11.4%
Industrial	55.9	77.6	(28.0)%	107.5	150.5	(28.6)%

Composite Materials	$324.7	$316.7	2.5%	$649.5	$632.9	2.6%
Commercial Aerospace	200.7	172.4	16.4%	402.4	351.9	14.4%
Space & Defense	70.3	67.2	4.6%	143.1	131.1	9.2%
Industrial	53.7	77.1	(30.4)%	104.0	149.9	(30.6)%

Engineered Products	$97.9	$82.5	18.7%	$189.6	$166.4	13.9%
Commercial Aerospace	69.3	61.1	13.4%	136.5	123.9	10.2%
Space & Defense	26.4	20.9	26.3%	49.6	41.9	18.4%
Industrial	2.2	0.5	340.0%	3.5	0.6	483.3%

Commercial Aerospace: Net sales increased $36.5 million, or 15.6% (15.1% on a constant currency basis), to $270.0 million for the second quarter of 2013.  Net sales for the six months ended June 30, 2013 increased $63.1 million or 13.3% (12.9% on a constant currency basis) to $538.9 million.  For the quarter, new aircraft programs (A380, A350, B787, B747-8) increased over 20% versus the same period last year and comprise over 30% of Commercial Aerospace sales. Airbus and Boeing legacy aircraft related sales for the quarter were up over 10% compared to the second quarter of 2012 but were just lower than the first quarter of 2013. Sales to other commercial aerospace, which includes regional and business aircraft customers, were down slightly compared to the same period last year.

Space & Defense: Net sales increased $8.6 million, or 9.8% (9.3% on a constant currency basis), to $96.7 million for the second quarter of 2013.  Net sales of $192.7 million for the six months ended June 30, 2013 increased $19.7 million or 11.4% (11.0% on a constant currency basis), above the prior year level as we continued to benefit from rotorcraft growth.

Industrial: Net sales for the second quarter of 2013 decreased $21.7 million, or 28.0% (28.8% on a constant currency basis) as compared to the second quarter of 2012.  Net sales for the six months ended June 30, 2013 decreased $43.0 million or 28.6% (29.1% on constant currency basis) to $107.5 million.  Wind sales were down over 35% compared to the record level of the second quarter of 2012.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2013	2012	% Change	2013	2012	% Change
Gross margin	$116.8	$105.5	10.7%	$228.8	$211.9	8.0%
Percentage of sales	27.6%	26.4%		27.3%	26.5%

We achieved a gross margin percentage of 27.6% in the second quarter and 27.3% in the first six months of 2013.  The benefit of higher volume combined with good cost control and favorable mix led to the margin growth.  Foreign exchange rates had a slightly favorable impact on margins for the quarter and six-month period.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2013	2012	% Change	2013	2012	% Change
SG&A expense	$34.8	$32.5	7.1%	$72.8	$69.1	5.4%
Percentage of sales	8.2%	8.1%		8.7%	8.6%

R&T expense	$10.1	$8.6	17.4%	$21.1	$17.8	18.5%
Percentage of sales	2.4%	2.2%		2.5%	2.2%

Selling, general and administrative (“SG&A”) and research and technology (“R&T”) expenses in the second quarter and first six months of 2013 were 9.2% and 8.1%, respectively, higher than the comparable 2012 periods due to additional investment and staffing to support the current and future growth. Higher R&T expenses also reflect the increased spending on new product and process development costs.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2013	2012	% Change	2013	2012	% Change
Consolidated operating income	$71.9	$73.9	(2.7)%	$134.9	$134.5	0.3%
Operating margin	17.0%	18.5%		16.1%	16.8%

Composite Materials	71.2	80.9	(12.0)%	139.1	146.7	(5.2)%
Operating margin	20.8%	24.4%		20.3%	22.1%
Engineered Products	15.1	11.7	29.1%	28.5	23.5	21.3%
Operating margin	15.3%	14.1%		14.9%	14.1%
Corporate & Other	(14.4)	(18.7)	23.0%	(32.7)	(35.7)	8.4%

Operating income of $71.9 million or 17.0% of sales for second quarter 2013 increased $7.5 million over the adjusted operating income of $64.4 million or 16.1% of sales in the second quarter of 2012, as gross margin improvement was partially offset by higher operating expenses.  Operating income before adjustments in the second quarter and six months ended June 30, 2012 included $9.6 million of insurance proceeds from a 2011 business interruption claim and a $4.9 million gain on the sale of land from a previously closed manufacturing facility that were attributed to the Composites Materials segment.  Excluding these items, operating margins for the Composite Materials segment would have been 20.0% of sales for the second quarter of 2012 and 19.9% for the six month period.  Operating income for this same period attributed to Corporate & Other included a $5.0 million charge for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986.

Interest Expense, Net

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2013	2012	% Change	2013	2012	% Change
Interest expense, net	$2.1	$3.0	(30.0)%	$3.8	$6.0	(36.7)%

The decrease in interest expense for the quarter and six months ended 2013 was primarily due to lower average borrowing rates as a result of the June 2012 prepayment of $73.5 million of the 6.75% senior subordinated notes and higher capitalized interest in 2013.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Income tax expense	$20.6	$22.1	$38.5	$40.5
Effective tax rate	29.9%	31.7%	29.6%	31.8%

The 29.6% effective tax rate for the six months ended June 30, 2013 is slightly favorable to our expected rate for the year of 30.3%, reflecting a $0.6 million benefit primarily from the extension of the 2012 and 2013 U.S. Research & Development tax credits that was enacted in January 2013.  The full retroactive benefit from 2012 was taken in the first quarter and reduced the tax rate by one percentage point.  Implementation of tax planning strategies and the mix of income by country accounted for the remaining improvement in the tax rate.  We expect our effective tax rate for the rest of the year to be about 30.5%.

Financial Condition

Liquidity:  As of June 30, 2013, we had cash and cash equivalents of $56.7 million.  In June 2013, the Company entered into a new $600 million senior secured revolving credit facility that will mature in five years. The new facility replaces the Company’s previous senior secured credit facility ($82.5 million term loan and a $360 million revolving loan) that would have expired in July 2015.  The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  The initial interest rate for the revolver is LIBOR + 1.50% through September 30, 2013, and then can range up or down depending upon the leverage ratio. The new initial interest rate is 50 basis points lower than the prior facility, and at the current leverage ratio the new rate would be LIBOR + 1.25% beginning after covenant compliance reporting is completed for the period ending September 30, 2013. Interest costs are expected to decrease in the first twelve months by nearly $2.5 million, with the payback from the refinancing estimated to be under a year.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of June 30, 2013, we had issued letters of credit under the Facility totaling $2.6 million, resulting in undrawn availability under the Facility as of June 30, 2013 of $288.4 million.  In addition, we borrowed $5.0 million from the credit line established in China associated with our operations there.  Our total debt, net of cash, as of June 30, 2013 was $257.3 million.  This represents an increase of $33.3 million from December 31, 2012.  The increase in debt in the first half of 2013 primarily reflects the free cash flow generated of $16.2 million less the $50 million repurchase of stock.

The new facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the new facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the new facility.  In addition, the new facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  The new facility is less restrictive than the prior agreement.  As of June 30, 2013, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and our revolving credit facility. As of June 30, 2013, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until June 2018 when our revolving credit facility expires.

Operating Activities:  Net cash provided by operating activities was $108.2 million in the first six months of 2013, as compared to net cash provided by operating activities of $73.8 million in the first six months of 2012.  Higher income combined with lower working capital needs were the primary drivers of the higher cash from operating activities.  Working capital was a use of $39.2 million in the first half of 2013 and a use of $53.6 million in the first half of 2012.

Investing Activities:  Net cash used for investing activities of $92.0 million in the first half of 2013 was for capital expenditures as we continue to expand capacity to meet the planned needs of our customers.  In 2012, capital expenditures of $144.4 million were partly offset by proceeds of $5.3 million from the sale of land.

Financing Activities:  Financing activities provided $9.0 million of net cash in the first half of 2013 compared with $50.2 million in the same period of 2012.  In 2012, we borrowed $121.0 million from our revolving credit facility which was partly used to redeem the remaining $73.5 million of our 6.75% senior subordinated notes at a call premium of 1.125%.

In June 2013, the Company entered into a new $600 million senior secured revolving credit facility that will mature in five years. The Company borrowed $252.2 million under the new facility to pay off the amounts outstanding under the previous senior secured credit facility and to pay the related issuance costs.  As a result of the refinancing, we accelerated certain unamortized financing costs of the credit facility being replaced and the deferred expense on related interest rate swaps incurring a pretax charge of $1.0 million (after tax less than $0.01 per diluted share)  in the second quarter of 2013. As a result of the redemption in 2012, we accelerated the unamortized financing costs of the senior subordinated notes being redeemed and expensed the call premium incurring a pretax charge of $1.1 million (after tax of $0.01 per diluted share) in June 2012.

In December 2012, our Board authorized us to repurchase up to $50 million of our outstanding common stock (“Repurchase Plan”). During the six-month period the Company repurchased a total of 1,573,588 shares at a cost of $50 million. On July 22, 2013, the Company’s Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Under the program, the Company may purchase its common stock from time to time in the open market or in privately negotiated transactions. The repurchases will be funded from cash from operating activities and, if needed, the existing credit facilities. The amount and timing of the purchases will depend on a number of factors including the price and availability of shares of common stock, trading volume and general market conditions.

Financial Obligations and Commitments: As of June 30, 2013, current debt maturities reflect our foreign credit line of $5.0 million.  We do not have any other current maturities of debt due in 2013 and we do not have any capital lease obligations. Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 — April 30, 2013	918,333		$33.56	1,449,063	(1)	$4,179,275

May 1 — May 31, 2013	0		N/A	1,449,063		4,179,275

June 1 — June 30, 2013	124,953	(2)	33.57	1,573,588		0

Total	1,043,286		$33.56	1,573,588		$0

(1) On December 12, 2012 the Company announced that the Board of Directors approved the repurchase by the Company of up to $50 million of its common stock.  An aggregate of 530,730 shares of common stock were repurchased during the first quarter of 2013 under its authorized Repurchase Plan and 1,042,858 shares were purchased in the second quarter of 2013.  The $50 million share repurchase has now been completed.

(2) In June of 2013, 428 shares were delivered by one employee in payment of the exercise price of non-qualified stock options.

ITEM 5. Other Information

Not applicable

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Form of Restricted Stock Unit Agreement (2013)

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

July 22, 2013	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Form of Restricted Stock Unit Agreement (2013)

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.