Form 10-K
period 2013-12-31
HEXCEL CORP /DE/
filed 2014-02-05
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $3,387,607,226 based on the reported last sale price of common stock on June 28, 2013, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 30, 2014
COMMON STOCK	98,916,627

Documents Incorporated by Reference:

Proxy Statement for Annual Meeting of Stockholders (to the extent specified herein) — Part III.

PART I

ITEM 1. Business.

General Development of Business

Hexcel Corporation, founded in 1946, was incorporated in California in 1948, and reincorporated in Delaware in 1983.  Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance structural materials, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, adhesives, engineered honeycomb and composite structures, for use in Commercial Aerospace, Space & Defense and Industrial markets.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, a wide variety of recreational products and other industrial applications.

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

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2013.

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

The following table identifies the principal products and examples of the primary end-uses from the Composite Materials segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
COMPOSITE MATERIALS	Carbon Fibers	• Raw materials for prepregs, fabrics and specialty reinforcements
• Filament winding for various aerospace, defense and industrial applications

	Fabrics and Specialty Reinforcements	• Raw materials for prepregs and honeycomb
• Composites and components used in aerospace, defense, wind energy, automotive, recreation and other industrial applications

	Prepregs, Other Fiber-Reinforced	• Composite structures
	Matrix Materials and Resins	• Commercial and military aircraft components
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

Fabrics and Specialty Reinforcements:  Fabrics and specialty reinforcements are made from a variety of fibers, including carbon, aramid and other high strength polymers, several types of fiberglass, quartz, ceramic and other specialty fibers.  These reinforcements are used in the production of prepregs and other matrix materials used in primary and secondary structural aerospace applications such as wing components, horizontal and vertical stabilizer components, fairings, radomes and engine blades and cases, engine nacelles as well as overhead storage bins and other interior components.  Our reinforcements are also used in the manufacture of a variety of industrial and recreational products such as wind energy blades, automotive components, oil exploration and production equipment, boats, surfboards, skis and other sporting goods equipment.

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

We sell honeycomb as standard blocks and in slices cut from a block. Honeycomb is also supplied as sandwich panels, with facing skins bonded to either side of the core material.  Honeycomb is also used in Acousti-Cap® where a non-metallic permeable cap material is embedded into honeycomb core that is used in aircraft engine nacelles to dramatically reduce noise during takeoff and landing without adding a structural weight penalty.  Aerospace is the largest market for honeycomb products.  We also sell honeycomb for non-aerospace applications including automotive parts, sporting goods, building panels, high-speed trains and mass transit vehicles, energy absorption products, marine vessel compartments, and other industrial uses.  In addition, we produce honeycomb for our Engineered Products segment for use in manufacturing finished parts for airframe Original Equipment Manufacturers (“OEMs”).

The following table identifies the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS

Aernnova	Daher	Safran Group
Airbus Group (including Eurocopter)	Embraer	Spirit Aerosystems
Alliant Techsystems	FACC	Textron
The Boeing Company	Finmeccanica	Toray
Bombardier	Gamesa	Trek
CFAN	GKN	Triumph
CTRM Aero Composites	Lockheed Martin	United Technologies
Cytec	Northrop Grumman	Vestas

MAJOR MANUFACTURING FACILITIES

Casa Grande, Arizona	Neumarkt, Austria
Dagneux, France	Parla, Spain
Decatur, Alabama	Salt Lake City, Utah
Duxford, England	Seguin, Texas
Illescas, Spain	Stade, Germany
Les Avenieres, France	Tianjin, China
Nantes, France	Windsor, Colorado

Net sales for the Composite Materials segment to third-party customers were $1,286.9 million in 2013, $1,230.9 million in 2012 and $1,074.5 million in 2011, which represented between 77% and 78%, of our net sales each year.  Net sales for composite materials are highly dependent upon the number of large commercial aircraft produced as further discussed under the captions “Significant Customers”, “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  In addition, about 5% of our total production of composite materials in 2013 was used internally by the Engineered Products segment.

Engineered Products

The Engineered Products segment manufactures and markets composite structures and precision machined honeycomb parts primarily for use in the aerospace industry.  Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb, structural adhesives and advanced molding materials, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, heat forming, compression molding and other composite manufacturing techniques.

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

Net sales for the Engineered Products segment to third-party customers were $391.3 million in 2013, $347.3 million in 2012, and $317.9 million in 2011, which represented between 22% and 23% of our net sales each year.

The Engineered Products segment has a 50% ownership interest in a Malaysian joint venture, Aerospace Composites Malaysia Sdn. Bhd., formerly, Asian Composites Manufacturing Sdn. Bhd. (“ACM”) with Boeing Worldwide Operations Limited.  Under the terms of the joint venture agreement, Hexcel and The Boeing Company (“Boeing”) have transferred the manufacture of certain semi-finished composite components to this joint venture.  Hexcel purchases the semi-finished composite components from the joint venture, and inspects and performs additional skilled assembly work before delivering them to Boeing.  The joint venture also manufactures composite components for other aircraft component manufacturers.  ACM had revenue of $62 million in 2013, and $59 million and $51 million in 2012 and 2011, respectively.

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
Spirit Aerosystems
United Technologies

Financial Information About Segments and Geographic Areas

Financial information and further discussion of our segments and geographic areas, including external sales and long-lived assets, are contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Significant Customers

Approximately 34%, 29% and 30% of our 2013, 2012 and 2011 net sales, respectively, were to Boeing and related subcontractors.  Of the 34% of overall sales to Boeing and its subcontractors in 2013, 30% related to Commercial Aerospace market applications and 4% related to Space & Defense market applications.  Approximately 29%, 28% and 27% of our 2013, 2012 and 2011 net sales, respectively, were to Airbus Group and its subcontractors.  Of the 29% of overall sales to Airbus Group and its subcontractors in 2013, 26% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications.

Markets

Our products are sold for a broad range of end-uses. The following tables summarize our net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2013	2012	2011
Net Sales by Market
Commercial Aerospace	65%	60%	59%
Space & Defense	22	23	22
Industrial	13	17	19
Total	100%	100%	100%
Net Sales by Geography (a)
United States	52%	51%	52%
Europe and China	48	49	48
Total	100%	100%	100%

(a)         Net sales by geography based on the location in which the product sold was manufactured.

	2013	2012	2011
Net Sales to External Customers (b)
United States	46%	46%	44%
Europe	39	39	41
All Others	15	15	15
Total	100%	100%	100%

(b)         Net sales to external customers based on the location to which the product sold was delivered.

Commercial Aerospace

The Commercial Aerospace industry is our largest user of advanced composites.  Commercial Aerospace represented 65% of our 2013 net sales.  Approximately 85% of these revenues can be identified as sales to Airbus, Boeing and their subcontractors for the production of commercial aircraft.  The remaining 15% of these revenues were for regional and business aircraft.  The economic benefits airlines can obtain from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced composites over traditional materials, have caused the industry to be the leader in the use of these materials.  While military aircraft and spacecraft have championed the development of these materials, Commercial Aerospace has had the greater consumption requirements and has commercialized the use of these products.  Accordingly, the demand for advanced structural material products is closely correlated to the demand for new commercial aircraft.

The use of advanced composites in Commercial Aerospace is primarily in the manufacture of new commercial aircraft.  The aftermarket for these products is very small as many of these materials are designed to last for the life of the aircraft.  The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets.  The International Air Transport Association (IATA) estimates 2013 revenue passenger miles were 5.3% higher than 2012.  Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

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

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals.  This follows the trend previously seen in military fighter aircraft where advanced composites may now exceed 50% of the weight of the airframe.  Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950’s, contained almost no composite materials.  One of the first commercial aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and was built with an airframe containing approximately 6% composite materials.  The airframe of Boeing’s 777 aircraft, which entered service in 1995, is approximately 11% composite.  The Airbus A380, which was first delivered in 2007, has approximately 23% composite content by weight.  Boeing’s latest aircraft, the B787, which entered into service in September 2011, has a content of more than 50% composite materials by weight.  In December 2006, Airbus formally launched the A350 XWB (“A350”) which is also projected to have a composite content of 50% or more by weight.  Airbus targets the A350 to enter into service in the fourth quarter of 2014.  In 2011, both Airbus and Boeing announced new versions of their narrow body aircraft which will have new engines.  Airbus’s A320neo is expected to enter service in 2015 and Boeing’s B737 MAX in 2017.  It is expected that these new aircraft will offer more opportunities for composite materials than their predecessors.  We refer to this steady expansion of the use of composites in aircraft as the “secular penetration of composites” as it increases our average sales per airplane over time.

The impact on Hexcel of Airbus and Boeing’s production rate changes is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production.  We have products on all Airbus and Boeing planes.  The dollar value of our materials varies by aircraft type — twin aisle aircraft use more of our materials than narrow body aircraft and newer designed aircraft use more of our materials than older generations.  On average, for established programs, we deliver products into the supply chain about six months prior to aircraft delivery with a range between one and eighteen months depending on the product.  For aircraft that are in the development or ramp-up stage, such as the A350, we will have sales as much as several years in advance of the delivery.  Increased aircraft deliveries combined with the secular penetration of composites resulted in our Commercial Aerospace revenues increasing by approximately 15% in 2013 and 2012 and 28% in 2011.

Set forth below are historical aircraft deliveries as announced by Airbus and Boeing:

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Airbus	229	294	311	325	303	305	320	378	434	453	483	498	510	534	588	626
Boeing	563	620	491	527	381	281	285	290	398	441	375	481	462	477	601	648
Total	792	914	802	852	684	586	605	668	832	894	858	979	972	1,011	1,189	1,274

Approximately 85% of our Commercial Aerospace revenues can be identified as sales to Airbus, Boeing and their subcontractors for the production of commercial aircraft.  Airbus and Boeing combined deliveries in 2013 were 1,274 aircraft, surpassing the previous high of 1,189 in 2012.  Based on Airbus and Boeing public estimates, the combined deliveries in 2014 are expected to be higher than 2013.  In 2013, the combined net orders reported by Airbus and Boeing were for 2,858 planes, bringing their backlog at December 31, 2013 to 10,639 planes — the highest in history.  The balance of our Commercial Aerospace sales is related to regional and business aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.  Regional and business aircraft sales of $161.7 million in 2013 were slightly higher than the $161 million in sales in 2012, which was about 7% above 2011.

Space & Defense

The Space & Defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites.  The aggregate demand by Space & Defense customers is primarily a function of procurement of military aircraft that utilizes advanced composites by the United States and certain European governments.  We are currently qualified to supply materials to a broad range of over 100 helicopter, military aircraft and space programs.  The top ten programs by revenues represent about 54% of our Space & Defense revenues and no one program exceeds 15% of our revenues in this market.  Rotorcraft accounted for about 58% of Space & Defense sales in 2013.  Key programs include the V-22 (Osprey) tilt rotor aircraft, Blackhawk, A400M military transport, C-17, F-35 (joint strike fighter or JSF), S76, AH-64 Apache, European Fighter Aircraft (Typhoon), CH-53 Super Stallion, F/A-18E/F (Hornet), NH90, and Tiger helicopters.  In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing.  The benefits that we obtain from these programs will depend upon which are funded and the extent of such funding.  Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for launch vehicles, and buss and solar arrays for military and commercial satellites.

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

Industrial Markets

The revenue for this market includes applications for our products outside the Commercial Aerospace and Space & Defense markets.  A number of these applications represent emerging opportunities for our products.  In developing new applications, we seek those opportunities where advanced composites technology offers significant benefits to the end user, often applications that demand high engineering performance.  Within the Industrial Markets, the major end user sub-markets include, in order of size based on our 2013 sales, wind energy, general industrial applications (including those sold through distributors), recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks), and transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications).  Our participation in industrial market applications complements our commercial and military aerospace businesses. We are committed to pursuing the utilization of advanced structural material technology where it can generate significant value and we can maintain a sustainable competitive advantage.

Further discussion of our markets, including certain risks, uncertainties and other factors with respect to “forward-looking statements” about those markets, is contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”.

Backlog

In recent years, our customers have demanded shorter order lead times and “just-in-time” delivery performance.  While we have many multi-year contracts with our major aerospace customers, most of these contracts specify the proportion of the customers’ requirements that will be supplied by us and the terms under which the sales will occur, not the specific quantities to be procured.  Our Industrial customers have always desired to order their requirements on as short a lead-time as possible.  As a result, twelve-month order backlog is not a meaningful trend indicator for us.  As noted above, our Commercial Aerospace sales to Airbus and Boeing and their subcontractors accounted for 55% of our 2013 sales, and they have backlogs of 10,639 airplanes or more than eight years based on 2013 deliveries.

Raw Materials and Production Activities

Our manufacturing operations are in many cases vertically integrated.  We produce and internally utilize carbon fibers, industrial fabrics, composite materials and composite structures as well as sell these materials to third-party customers for their use in the manufacture of their products.

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”).  The primary raw material for PAN is acrylonitrile.  All of the PAN we produce is for internal carbon fiber production.  We consume approximately two-thirds by value of the carbon fiber we produce and sell the remainder of our output to third-party customers.  However, as one of the world’s largest consumers of high performance carbon fiber, we also purchase significant quantities of carbon fiber from external sources for our own use.  The sources of carbon fiber we can use in any product or application are generally dictated by customer qualifications or certifications.  Otherwise we select a carbon fiber based on performance, price and availability.  With the increasing demand for carbon fiber, particularly in aerospace applications, we have more than doubled our PAN and carbon fiber capacity over the past several years to serve the growing needs of our customers and our own downstream products and we are continuing to expand our capacity to meet our customers’ forecasted requirements.  After a new production line starts operating, it can take up to a year to be certified for aerospace qualifications.  However, these lines can start supplying carbon fiber for many industrial and recreational applications within a shorter time period.

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

Our products rely primarily on our expertise in materials science, textiles, process engineering and polymer chemistry.  Consistent with market demand, we have been placing more emphasis on higher performing products and cost effective production processes while seeking to improve the consistency of our products and our capital efficiency.  Towards this end, we have entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories.  We believe that we possess unique capabilities to design, develop, manufacture and qualify composite materials and structures.  We have over 1,000 patents and pending applications worldwide, and have granted technology licenses and patent rights to several third parties primarily in connection with joint ventures and joint development programs.  It is our policy to actively enforce our proprietary rights. We believe that the patents and know-how rights currently owned or licensed by Hexcel are adequate for the conduct of our business. We do not believe that our business would be materially affected by the expiration of any single patent or series of related patents, or by the termination of any single license agreement or series of related license agreements.

We spent $41.7 million, $36.7 million and $32.6 million for R&T in 2013, 2012 and 2011, respectively.  Our 2013 spending was 13.6% higher than 2012 as we invested in new products and technology.  Our spending on a quarter to quarter basis fluctuates depending upon the amount of  new product development and qualification activities, particularly in relation to commercial aircraft applications, that are in progress.  These expenditures are expensed as incurred.

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

Our aggregate environmental related accruals at December 31, 2013 and 2012 were $3.9 million and $6.6 million, respectively.  As of December 31, 2013 and December 31, 2012, $3.4 million and $4.2 million, respectively, were included in “Other current accrued liabilities”, with the remainder included in “Other non-current liabilities”.  As related to certain of our environmental matters, except for the Lodi, New Jersey site, our accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accruals would have been $6.5 million and $9.2 million at December 31, 2013 and 2012, respectively.  Environmental remediation spending charged directly to our reserve balance for 2013, 2012 and 2011, was $3.6 million, $3.4 million and $5.7 million, respectively.  In addition, our operating costs relating to environmental compliance were $13.5 million, $13.1 million and $10.3 million, for 2013, 2012, and 2011, respectively, and were charged directly to expense.  Capital expenditures for environmental matters approximated $4.6 million, $2.4 million and $4.1 million for 2013, 2012 and 2011 respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, as well as the impact, if any, of Hexcel being named in a new matter.  A discussion of environmental matters is contained in Item 3, “Legal Proceedings,” and in Note 13 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Sales and Marketing

A staff of salaried marketing managers, product managers and sales personnel, sell and market our products directly to customers worldwide.  We also use independent distributors and manufacturer representatives for certain products, markets and regions.  In addition, we operate various sales representation offices in the Americas, Europe, Asia Pacific and Russia.

Competition

In the production and sale of advanced composites, we compete with a number of U.S. and international companies on a worldwide basis.  The broad markets for composites are highly competitive, and we have focused on both specific submarkets and specialty products within markets.  In addition to competing directly with companies offering similar products, we compete with producers of substitute composites such as structural foam, infusion technology, wood and metal.  Depending upon the material and markets, relevant competitive factors include approvals, database of usage, technology, product performance, delivery, service, price, customer preference for sole sourcing and customer preferred processes.

Employees

As of December 31, 2013, we employed 5,274 full-time employees and contract workers, 3,130 in the United States and 2,144 in other countries.  Of the 5,274 full-time employees, approximately 19% were represented by collective bargaining agreements.  We believe that our relations with employees and unions are good.  The number of full-time employees and contract workers as of December 31, 2012 and 2011 was 4,973 and 4,508, respectively.

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

Some of the markets in which we operate have been, to varying degrees, cyclical and have experienced downturns.  A downturn in these markets could occur at any time as a result of events that are industry specific or macroeconomic and in the event of a downturn; we have no way of knowing if, when and to what extent there might be a recovery.  Any deterioration in any of the cyclical markets we serve could adversely affect our financial performance and operating results.

At December 31, 2013, Airbus and Boeing had a combined backlog of 10,639 aircraft, which is the highest in history and more than eight years of production at 2013 delivery rates.  To the extent any significant deferrals, cancellations or reduction in demand results in decreased aircraft build rates, it would reduce net sales for our Commercial Aerospace products and as a result reduce our operating income.  Approximately 65% of our net sales for 2013 were derived from sales to the Commercial Aerospace industry, which includes 85% from Airbus and Boeing aircraft and 15% from regional and business aircraft.  Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including delays in the startup or ramp-up of new programs, changes in the propensity for the general public to travel by air (including as a result of terrorist events and any subsequent military response), a rise in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases, inventory corrections or disruptions throughout the supply chain and slower macroeconomic growth.

The A350 had its first flight in June 2013 and its first delivery is now expected in the fourth quarter of 2014.  Our content per plane is approximately $5 million and we expect the A350 will be our largest program with sales of approximately $600 million per year when Airbus reaches its projected buildrates of 120 per year.  Both Airbus and Boeing have experienced various delays in their newest aircraft programs, including the A380, B787, B747-8, A400M, and A350.  In the past, these have delayed our expected growth or our effective utilization of capacity installed for such growth.  Future delays in these or other major new customer programs could similarly impact our results.

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

A significant decline in business with Boeing, Airbus, Vestas, or other significant customers could materially impact our business, operating results, prospects and financial condition.

We have concentrated customers in the Commercial Aerospace and wind energy markets.  In the Commercial Aerospace market, approximately 85%, and in the Space & Defense market, approximately 34%, of our 2013 net sales were made to Boeing and Airbus Group and their related subcontractors.  For the years ended December 31, 2013 and December 31, 2012, approximately 34% and 29% of our total consolidated net sales were to Boeing and its related subcontractors, respectively, and approximately 29% and 28% of our total consolidated net sales, respectively, were to Airbus Group, including Airbus and its related subcontractors.  In the wind energy market, our primary customer is Vestas Wind Systems A/S.  Significant changes in the demand for our customers’ end products, program delays, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers.  The loss of, or significant reduction in purchases by, Boeing, Airbus Group and Vestas or any of our other significant customers could materially impair our business, operating results, prospects and financial condition.  The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors.

Reductions in space and defense spending could result in a decline in our net sales.

The growth in space and defense production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow and the increased demand for composite-intensive programs may not continue.  In addition, the production of military aircraft depends upon defense budgets and the related demand for defense and related equipment.  Approximately 22% of our net sales in 2013 were to the Space & Defense market of which about 55% were related to U.S. military programs.

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

The occurrence of material operational problems, including but not limited to failure of, or interruption to, key equipment or natural disasters, or inability to install, staff and qualify necessary capacity or achievement of planned manufacturing improvements, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility.  With respect to certain facilities, such events could have a material effect on our company as a whole.

We have substantial international operations subject to uncertainties which could affect our operating results.

We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future.  In 2013, 48% of our production and 54% of our customer sales occurred outside of the United States.  Additionally, we have invested significant resources in our international operations and we intend to continue to make such investments in the future.  Our international operations are subject to numerous risks, including: (a) general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy; (b) the difficulty of enforcing agreements and collecting receivables through some foreign legal systems; (c) foreign customers may have longer payment cycles than customers in the U.S.; (d) cost of compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology; (e) tax rates in some foreign countries may exceed those of the U.S. and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions; (f) governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities; and (g) the potential difficulty in enforcing our intellectual property rights in some foreign countries, and the potential for the intellectual property rights of others to affect our ability to sell product in certain markets.  Any one of these could adversely affect our financial condition and results of operations.

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

We have been named as a “potentially responsible party” under the U.S. Superfund law or similar state laws at several sites requiring clean up. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances liability may be joint and several, resulting in one responsible party being held responsible for the entire obligation.  Liability may also include damages to natural resources.  We have incurred and likely will continue to incur expenses to investigate and clean up certain of our existing and former facilities, for which we believe we have adequate reserves.  The ongoing operation of our manufacturing plants also entails environmental risks, and we may incur material costs or liabilities in the future which could adversely affect us.  Although most of our properties have been the subject of environmental site assessments, there can be no assurance that all potential instances of soil and groundwater contamination have been identified, even at those sites where assessments have been conducted.  Accordingly, we may discover previously unknown environmental conditions and the cost of remediating such conditions may be material.  See “Legal Proceedings” below and Note 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c)  the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and new facilities and the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and tax credit carryforwards; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, fluctuations in commodity prices, and fluctuations in the market price of our common stock, the impact of work stoppages or other labor disruptions and the impact of the above factors on our expectations of 2014 financial results.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements, cost reductions and capacity additions, and conditions in the financial markets.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political and social conditions, and local regulations; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels, particularly where raw materials are obtained from a single or limited number of sources and cannot be substituted by unqualified alternatives; manufacturing capacity constraints; unforeseen vulnerability of our network and systems to interruptions or failures; and the availability, terms and deployment of capital.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own and lease manufacturing facilities and sales offices located throughout the United States and in other countries, as noted below.  The corporate offices and principal corporate support activities are located in leased facilities in Stamford, Connecticut. Our research and technology administration and principal laboratories are located in Dublin, California; Duxford, England; Les Avenieres, France; Salt Lake City, Utah and Decatur, Alabama.

The following table lists our manufacturing facilities by geographic location, related segment, and principal products manufactured. This table does not include the manufacturing facility owned by ACM.

Manufacturing Facilities

Facility Location	Segment	Principal Products
United States:
Burlington, Washington	Engineered Products	Engineered Honeycomb Parts
Casa Grande, Arizona	Composite Materials	Honeycomb and Honeycomb Parts
Decatur, Alabama	Composite Materials	PAN Precursor (used to produce Carbon Fibers)
Kent, Washington	Engineered Products	Composite structures
Pottsville, Pennsylvania	Engineered Products	Engineered Honeycomb Parts
Salt Lake City, Utah	Composite Materials	Carbon Fibers; Prepregs
Seguin, Texas	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Windsor, Colorado	Composite Materials	Prepregs
International:
Dagneux, France	Composite Materials	Prepregs
Duxford, England	Composite Materials	Prepregs; Adhesives; Honeycomb and Honeycomb Parts
Illescas, Spain	Composite Materials	Carbon Fibers
Les Avenieres, France	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Nantes, France	Composite Materials	Prepregs
Neumarkt, Austria	Composite Materials	Prepregs
Parla, Spain	Composite Materials	Prepregs
Stade, Germany	Composite Materials	Prepregs
Tianjin, China	Composite Materials	Prepregs
Welkenraedt, Belgium	Engineered Products	Engineered Honeycomb Parts

We lease the land and buildings in Nantes, France; Stade, Germany and Tianjin, China; and the land on which the Burlington, Washington facility is located.  We also lease portions of the facilities located in Casa Grande, Arizona, Pottsville, Pennsylvania and Kent, Washington.  We own all other remaining facilities.   For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 6 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program.  Hexcel has completed the primary remediation activities and we are in the process of conducting testing to support a monitored natural attenuation (MNA) program.  The accrual is $1.7 million at December 31, 2013.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  The NJDEP later dismissed us from the Directive.  In February 2004, 42 entities including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we voluntarily signed into an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate.  Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties will also receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options ranged from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS; the EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  In June 2012, without admitting liability, we along with 69 other PRPs entered into a further agreement with EPA to remove and cap contaminated sediments near River Mile 10.9 of the Lower Passaic River at an approximate cost of $20 million. We accrued $0.5 million in the second quarter of 2012 for our expected allocation of these costs. Work at River Mile 10.9 is ongoing. Furthermore, the Federal Trustee for natural resources has indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time. Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

On February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  At a case management conference held in March 2013, the Court announced that most third-party defendants had reached a tentative settlement with the State of New Jersey which, if approved by the Court, would end the state court litigation as to participating third-party defendants.  We committed to join the settlement and if the settlement is approved by the Court, we would pay New Jersey $0.3 million.  This amount was accrued in the first quarter of 2013.  In December 2013, the Court entered the settlement and entered an order dismissing participating third-party defendants from the litigation.  We have paid our settlement amount into escrow pending any appeal of the Court’s orders.  The scope of Hexcel’s continued involvement in the litigation depends on whether the settlement becomes final and no longer subject to appeal.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies and is operating those in accordance with an order agreed with the State of Washington.  This isolation is expected to ultimately prevent further migration of contaminants to our site and enable us to perform a cleanup of our site.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $0.8 million at December 31, 2013.

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a potentially responsible party at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA.  The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been noticed by the EPA as PRP’s who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time, we have accrued $0.6 million relating to potential liability for both the Omega site and regional groundwater remedies.

Environmental remediation reserve activity for the three years ended December 31, 2013 was as follows:

	For the year ended December 31,
(In millions)	2013	2012	2011
Beginning remediation accrual balance	$6.6	$5.0	$7.3
Current period expenses	0.9	5.0	3.4
Cash expenditures	(3.6)	(3.4)	(5.7)
Ending remediation accrual balance	$3.9	$6.6	$5.0

Capital expenditures for environmental matters	$4.6	$2.4	$4.1

Environmental Summary

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of December 31, 2013 and 2012, our aggregate environmental related accruals were $3.9 million and $6.6 million, respectively.  As of December 31, 2013 and 2012, $3.4 million and $4.2 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accruals were estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $6.5 million and $9.2 million at December 31, 2013 and 2012, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $3.6 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively.  In addition, our operating costs relating to environmental compliance charged directly to expense were $13.5 million and $13.1 million for the years ended December 31, 2013 and 2012.

ITEM 4. Mine Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Hexcel common stock is traded on the New York Stock Exchange.  The range of high and low sales prices of our common stock on the New York Stock Exchange is contained in Note 20 to the accompanying consolidated financial statements of this Annual Report on Form 10-K and is incorporated herein by reference.

Hexcel did not declare or pay any dividends in the past two years, nor has plans to pay dividends.  Our cash priorities are 1) organic growth — investing in R&T and capacity to support the expected growth primarily from increasing production rates and more composite-intensive aircraft; 2) acquisition opportunities and 3) return to shareholders.  In December 2012 and July 2013, the Company announced programs to repurchase up to $50 million and $150 million of common stock, respectively.  During 2013 the Company repurchased a total of $90 million of shares.

On January 30, 2014 there were 866 holders of record of our common stock.

The following chart provides information regarding repurchases of Hexcel common stock:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 — October 31, 2013	0		$ NA	0	$150,000,000

November 1 — November 30, 2013	0		NA	0	0

December 1 — December 31, 2013	747,663		$42.87	747,663	$117,947,687

Total	747,663	(1)	$42.87	747,663	$117,947,687

(1) In July 2013, our Board authorized us to repurchase $150 million of our outstanding common stock.  The Company spent $40 million to repurchase 896,653 shares of common stock during the fourth quarter of 2013 under its authorized Repurchase Plan, of which 148,990 shares were settled in January 2014.

ITEM 6. Selected Financial Data

The information required by Item 6 is contained on page 25 of this Annual Report on Form 10-K under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 26 to 35 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 36 to 37 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 41 to 71 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public

Accounting Firm is contained on page 40 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2013.  Such information is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by Item 11 will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2013.  Such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2013.  Such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2013.  Such information is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by Item 14 will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2013.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for each of the three years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2013, 2012 and 2011

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedule for the three years ended December 31, 2013, 2012 and 2011:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of Hexcel Corporation (incorporated herein by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated July 9, 1996, Registration No. 1-08472).

3.2

Certificate of Amendment of the Restated Certificate of Incorporation of Hexcel Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

3.3	Amended and Restated Bylaws of Hexcel Corporation (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated May 8, 2012).

10.1

Credit Agreement, dated as of June 27, 2013, by and among Hexcel Corporation, Hexcel Holdings Luxembourg S.à.r.l., the financial institutions from time to time party thereto, RBS Citizens, N.A., as administrative agent for the lenders, RBS Citizens, N.A., HSBC Bank USA, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint book managers and joint lead arrangers, Bank of America, N.A., HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as syndication agents, and Fifth Third Bank, SunTrust Bank and TD Bank, N.A., as documentation agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 2, 2013).

10.2

Security Agreement, dated as of June 27, 2013, by and among Hexcel Corporation, Hexcel Reinforcements Holding Corp., Hexcel Reinforcements Corp. and RBS Citizens, N.A., as administrative agent for each of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on

Form 8-K dated July 2, 2013).

10.3

Subsidiary Guaranty, dated as of June 27, 2013, by Hexcel Corporation, Hexcel Reinforcements Holding Corp. and Hexcel Reinforcements Corp. in favor of and for the benefit of RBS Citizens, N.A., as administrative agent for each of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 2, 2013).

10.4

Company Guaranty, dated as of June 27, 2013, by Hexcel Corporation in favor of and for the benefit of RBS Citizens, N.A., as administrative agent for each of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 2, 2013).

10.5

Special Warranty Deed made and entered into January 20, 2012, by and between the United States of America, as Grantor, acting by and through its legal agent, the Tennessee Valley Authority, and Hexcel Corporation, as Grantee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 25, 2012).

10.6*	Hexcel Corporation 2013 Incentive Stock Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-188292), filed on May 2, 2013).

10.7*

Hexcel Corporation 2003 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed on March 31, 2003).

10.7(a)*

Hexcel Corporation 2003 Incentive Stock Plan as amended and restated December 11, 2003 (incorporated herein by reference to Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7(b)*	Hexcel Corporation 2003 Incentive Stock Plan as amended and restated May 19, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 24, 2005).

10.7(c)*

Hexcel Corporation 2003 Incentive Stock Plan as amended and restated December 31, 2008 (incorporated herein by reference to Exhibit 99.12 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.7(d)*

Hexcel Corporation 2003 Incentive Stock Plan, as amended and restated as of May 7, 2009 (incorporated herein by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.8*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997 and March 25, 1999 (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on July 26, 1999).

10.8(a)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on January 30, 1997, and further amended on December 10, 1997, March 25, 1999 and December 2, 1999 (incorporated by reference to Exhibit 10.3(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.8(b)*	Hexcel Corporation Incentive Stock Plan, as amended and restated on February 3, 2000 (incorporated herein by reference to Annex A of the Company’s Proxy Statement dated March 31, 2000).

10.8(c)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 (incorporated herein by reference to Exhibit 10.3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.8(d)*

Hexcel Corporation Incentive Stock Plan, as amended and restated on December 19, 2000 and further amended on January 10, 2002 (incorporated herein by reference to Exhibit 10.3(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.9*	Hexcel Corporation 1998 Broad Based Incentive Stock Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Form S-8 filed on June 19, 1998, Registration No. 333-57223).

10.9(a)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

10.9(b)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 (incorporated herein by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.9(c)*

Hexcel Corporation 1998 Broad Based Incentive Stock Plan, as amended on February 3, 2000, and further amended on February 1, 2001 and January 10, 2002 (incorporated herein by reference to Exhibit 10.4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.9(d)*

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

10.11*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.12*	Form of Employee Option Agreement (2012 and 2013) (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.13*	Form of Employee Option Agreement (2010) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.14*	Form of Employee Option Agreement (2009) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.15*	Modification to Option Agreements (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.16*	Form of Employee Option Agreement (2008) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.17*	Form of Employee Option Agreement (2007) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.18*	Form of Employee Option Agreement (2005 and 2006) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 12, 2005).

10.19*	Form of Employee Option Agreement (2004) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.20*	Form of Employee Option Agreement (2003) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.21*	Form of Restricted Stock Unit Agreement (2014) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 27, 2014).

10.22*	Form of Restricted Stock Unit Agreement (2012 and 2013) (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.23*	Form of Restricted Stock Unit Agreement (2010) (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.24*	Form of Performance Based Award Agreement (2014) (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 27, 2014).

10.25*	Form of Performance Based Award Agreement (2012 and 2013) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2012).

10.26*

Hexcel Corporation Nonqualified Deferred Compensation Plan, Effective as of January 1, 2005, Amended and Restated as of December 31, 2008 (incorporated herein by reference to Exhibit 99.14 to The Company’s Current Report on Form 8-K dated January 7, 2009).

10.27*

Employment and Consulting Agreement between Hexcel Corporation and David E. Berges, dated July 30, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.27(a)*

Amended and Restated Supplemental Executive Retirement Agreement dated December 31, 2008, between David E. Berges and Hexcel Corporation (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.28*

Offer of Employment between Hexcel Corporation and Nick L. Stanage dated July 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.28(a)*

Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 28, 2009).

10.28(b)*

Employment and Severance Agreement between Hexcel Corporation and Nick L. Stanage, dated October 28, 2009 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 28, 2009).

10.29*	Hexcel Corporation Executive Severance Policy (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.30*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Wayne C. Pensky, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.30(a)*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Wayne C. Pensky, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 7, 2008).

10.31*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Ira J. Krakower, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.31(a)*

Amended and Restated Supplemental Executive Retirement Agreement dated December 31, 2008, between Ira J. Krakower and Hexcel Corporation (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.32*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.32(a)*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 7, 2008).

10.33*	Director Compensation Program, as adopted on May 2, 2013.

10.34*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.35*	Hexcel Corporation 2009 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidates Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (ivi) Consolidated Statements of Cash Flows, and (v) related notes.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hexcel Corporation

February 5, 2014	/s/ NICK L. STANAGE
(Date)	Nick L. Stanage
Chairman of the Board of Directors,
Chief Executive Officer and President

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Nick L. Stanage, Wayne C. Pensky and Ira J. Krakower, individually, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICK L. STANAGE	Chairman of the	February 5, 2014
(Nick L. Stanage)	Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ WAYNE PENSKY	Senior Vice President and	February 5, 2014
(Wayne Pensky)	Chief Financial Officer
(Principal Financial Officer)

/s/ KIMBERLY HENDRICKS	Vice President, Corporate Controller and
(Kimberly Hendricks)	Chief Accounting Officer	February 5, 2014
(Principal Accounting Officer)

/s/ JOEL S. BECKMAN	Director	February 5, 2014
(Joel S. Beckman)

/s/ LYNN BRUBAKER	Director	February 5, 2014
(Lynn Brubaker)

/s/ JEFFREY C. CAMPBELL	Director	February 5, 2014
(Jeffrey C. Campbell)

/s/ SANDRA L. DERICKSON	Director	February 5, 2014
(Sandra L. Derickson)

/s/ W. KIM FOSTER	Director	February 5, 2014
(W. Kim Foster)

/s/ THOMAS A. GENDRON	Director	February 5, 2014
(Thomas A. Gendron)

/s/ JEFFREY A. GRAVES	Director	February 5, 2014
(Jeffrey A. Graves)

/s/ DAVID C. HILL	Director	February 5, 2014
(David C. Hill)

/s/ DAVID L. PUGH	Director	February 5, 2014
(David L. Pugh)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2013	2012	2011	2010	2009

Results of Operations:
Net sales	$1,678.2	$1,578.2	$1,392.4	$1,173.6	$1,108.3
Cost of sales	1,224.2	1,171.5	1,050.3	891.0	859.8
Gross margin	454.0	406.7	342.1	282.6	248.5

Selling, general and administrative expenses	141.4	130.7	120.5	118.5	107.2
Research and technology expenses	41.7	36.7	32.6	30.8	30.1
Other (income) expense, net	—	(9.5)	(3.0)	3.5	7.5
Operating income	270.9	248.8	192.0	129.8	103.7

Interest expense, net	7.3	10.0	11.6	23.2	26.1
Non-operating expense, net	1.0	1.1	4.9	6.8	—

Income before income taxes and equity in earnings	262.6	237.7	175.5	99.8	77.6
Provision for income taxes	76.0	74.1	41.6	22.9	22.0
Income before equity in earnings	186.6	163.6	133.9	76.9	55.6
Equity in earnings from and gain on sale of investments in affiliated companies	1.3	0.7	1.6	0.5	0.7
Net income	$187.9	$164.3	$135.5	$77.4	$56.3

Basic net income per common share	$1.88	$1.64	$1.37	$0.79	$0.58

Diluted net income per common share	$1.84	$1.61	$1.35	$0.77	$0.57

Weighted-average shares outstanding:
Basic	100.0	100.2	98.8	97.6	96.9
Diluted	102.1	102.0	100.7	99.9	98.2

Financial Position:
Total assets	$1,836.1	$1,603.1	$1,376.1	$1,258.1	$1,246.6
Working capital	$387.7	$340.4	$276.8	$291.8	$259.4
Long-term notes payable and capital lease obligations	$292.0	$240.0	$238.3	$304.6	$358.8
Stockholders’ equity (a)	$1,160.4	$994.1	$802.2	$659.4	$575.6

Other Data:
Depreciation	$59.3	$57.2	$55.3	$53.2	$46.6
Accrual basis capital expenditures	$206.5	$241.3	$184.5	$60.7	$85.7
Shares outstanding at year-end, less treasury stock	98.9	99.9	98.8	97.4	96.6

(a)     No cash dividends were declared per share of common stock during any of the five years ended December 31, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2013	2012	2011
Net sales	$1,678.2	$1,578.2	$1,392.4
Gross margin %	27.1%	25.8%	24.6%
Other income, net	$—	$(9.5)	$(3.0)
Operating income (a)	$270.9	$248.8	$192.0
Operating income %	16.1%	15.8%	13.8%
Interest expense, net	$7.3	$10.0	$11.6
Non-operating expense	$1.0	$1.1	$4.9
Provision for income taxes	$76.0	$74.1	$41.6
Equity in earnings from investments in affiliated companies	$1.3	$0.7	$1.6
Net income (a)	$187.9	$164.3	$135.5
Diluted net income per common share	$1.84	$1.61	$1.35

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

	Year Ended December 31,
(In millions)	2013	2012	2011
GAAP operating income	$270.9	$248.8	$192.0
Other income, net (1)	—	(9.5)	(3.0)
Adjusted operating income (Non-GAAP)	$270.9	$239.3	$189.0
Adjusted operating income % of sales (Non-GAAP)	16.1%	15.2%	13.6%

	Year Ended December 31,
(In millions)	2013	2012	2011
GAAP net income	$187.9	$164.3	$135.5
Other income, net of tax (1)	—	(6.0)	(2.3)
Non-operating expense, net of tax (2)	0.6	0.7	3.0
Tax adjustments (3)	—	—	(11.3)
Adjusted net income (Non-GAAP)	$188.5	$159.0	$124.9
Adjusted diluted net income per share (Non-GAAP)	$1.85	$1.56	$1.24

	Year Ended December 31,
(In millions)	2013	2012	2011
Net cash provided by operating activities	$272.9	$232.4	$170.5
Less: Capital expenditures and deposits for capital purchases	(194.9)	(263.7)	(158.0)
Free cash flow (Non-GAAP)	$78.0	$(31.3)	$12.5

(1)         Other (income) expense, net for the year ended December 31, 2012 included income from a $9.6 million ($6.1 million after tax) business interruption insurance settlement related to a prior year claim, a $4.9 million ($3.1 million after tax) gain on the sale of land and a $5.0 million ($3.2 million after tax) charge for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  Other (income) expense, net for the year ended December 31, 2011 included a $5.7 million ($4.1 million after tax) benefit from the curtailment of a pension plan and other expense of $2.7 million ($1.8 million after tax) for the increase in environmental reserves primarily for remediation of a manufacturing facility sold in 1986.

(2)         Non-operating expense, net of tax, in 2013 was the accelerated amortization of deferred financing costs and the deferred expense on interest rate swaps related to repaying the term loan and refinancing our revolving credit facility in June 2013.  Non-operating expense, net of tax, in 2012 and 2011 included $0.7 million and $3.0 million for the accelerated amortization of deferred financing costs and expensing of the call premium from redeeming $73.5 million in June 2012 and $150 million in February 2011 of the Company’s 6.75% senior subordinated notes.

(3)         Tax adjustments in 2011 included a $5.8 million benefit from the reversal of valuation allowances against net operating loss and foreign tax credit carryforwards and a tax benefit from the release of $5.5 million of reserves primarily for uncertain tax positions as a result of an audit settlement.

Business Trends

Our total sales in 2013 increased 6% in constant currency over 2012.  In constant currency and by market, our Commercial Aerospace sales increased 15%, Space & Defense sales increased 5%, and our Industrial sales decreased 23%.  The Commercial Aerospace market represents 65% of our sales, followed by Space & Defense at 22% and Industrial at 13%.

•                  In 2013, our Commercial Aerospace sales increased by 15%.  Sales to Airbus and Boeing and their subcontractors, which comprised 85% of our Commercial Aerospace sales, were up almost 18% with new program sales (A380, A350, B787 and B787-8) up about 25% and legacy aircraft related sales up 12%.  Almost all of our Commercial Aerospace sales are for new aircraft production as we have only nominal aftermarket sales.

•                  Airbus and Boeing combined deliveries in 2013 were a record 1,274 aircraft, compared to the previous record of 1,189 aircraft in 2012.  The demand for new commercial aircraft is principally driven by two factors.  The first is airline passenger traffic (measured by revenue passenger miles) and the second is the replacement rate for existing aircraft.  The International Air Transport Association (IATA) estimates 2013 revenue passenger miles were 5.3% higher than 2012.  Combined orders for 2013 were 2,858 planes, compared to 2,036 orders for 2012.  Backlog at the end of 2013 increased to 10,639 planes, over eight years of backlog at the 2013 delivery pace.  Based on Airbus and Boeing announced projections, 2014 deliveries are estimated to be higher than 2013.

•                  Overall the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.  These new programs include the A380, A350, B787, and the B747-8.  As of December 2013, Airbus had a backlog of 182 orders for its A380 aircraft and has delivered 122.  The A380 has 23% composite content by weight and has more Hexcel material used in its production than any aircraft currently in service, over $3 million per plane.  Hexcel has been awarded a contract to supply carbon fiber composite materials for major primary structures for the A350, which Airbus has indicated will have about 53% composite content by weight.  In addition, we have opportunities for additional Hexcel products on the plane and our total content of materials per A350 will be approximately $5 million per aircraft and will be our largest program for both revenue per aircraft and total program.  As of December 31, 2013, Airbus has received 812 orders for the A350, which it projects will enter into service in the fourth quarter of 2014.  The B787 has more than 50% composite content by weight, including composite wings and fuselage, compared to the 11% composite content used in the construction of its B777 aircraft and 6% for the B767 the aircraft it is primarily replacing.  The B787 entered into service in September 2011.  Hexcel has $1.3 million to $1.6 million of content per plane, depending upon which engines are used. As of December 31, 2013, Boeing had a backlog of 916 orders for its B787 aircraft and has delivered 114.  While the B747-8 is structurally an aluminum intensive aircraft, new engines and nacelles provide Hexcel with the opportunity for significant additional revenues.  The freighter version of the B747-8 went into service in October 2011 and the passenger version in June 2012.  The B747-8 has slightly more Hexcel content per plane than the B787.  Our sales on these four new programs comprised more than 30% of our total Commercial Aerospace sales and we expect them to represent an increasing percent of our Commercial Aerospace sales in the future.

•                  In addition to the new programs discussed above, both Airbus and Boeing have announced new versions of their narrowbody planes that will have new engines.  Airbus’s A320neo is expected to enter service in 2015, while the Boeing’s B737 MAX is expected to enter service in 2017.  Both of these aircraft are expected to provide opportunities for Hexcel to increase its content on these new programs up to 50% higher than on the current models of the A320 and B737.

•                  The regional and business aircraft market sales, which account for 15% of Commercial Aerospace sales, remained relatively flat with 2012 sales levels of $161 million.

•                  Our Space & Defense constant currency sales increased 5% over 2012.  Rotorcraft sales continue to be strong and we continue to benefit from our extensive qualifications to supply composite materials and structures.  New helicopter programs in development, as well as upgrade or retrofit programs, have an increased reliance on composite materials products such as carbon fiber, prepregs, and honeycomb core to improve blade performance.  Key programs include the V-22 (Osprey) tilt rotor aircraft, Blackhawk, Airbus Group A400M military transport, C-17, F-35 (joint strike fighter or JSF), S76, AH-64 Apache, CH-53 Super Stallion, F/A-18E/F (Hornet), European Fighter Aircraft (Typhoon), NH90, and Tiger helicopters.  In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing.

•                  Our Industrial constant currency sales decreased by 23% in 2013 from 2012.  Industrial sales include wind energy, recreation, transportation and general industrial applications, with wind being the largest submarket.  Excluding wind energy sales, the rest of the Industrial sales declined about 15% in constant currency as compared to 2012.

•                  Wind energy sales were down over 25% from the record levels in 2012, as sales in the U.S. declined more than 50% due to the push to install turbines before the U.S. Production Tax Credit (PTC) expired at the end of 2012.  In January 2013, the PTC was extended for another year, and applies to projects that start construction before December 31, 2013.  Hexcel’s U.S. wind energy sales were less than 25% of the total of its wind energy sales in 2013.  Total wind energy sales for each of the four quarters of 2013 were about the same level.  Wind energy sales are expected to increase mid-single digits in 2014, which would return sales to 2011 levels.

Results of Operations

Our sales of $1,678.2 million were $100.0 million, or 6%, higher than 2012 and our operating income of $270.9 million (or 16.1% of sales) was 9% higher than 2012.  Other operating income for the year ended December 31, 2012 included income from a $9.6 million business interruption insurance settlement related to a prior year claim, a $4.9 million gain on the sale of land and a $5.0 million charge for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  Excluding these items, operating income in 2013 was 13% higher than 2012. Net income in 2013 included $0.6 million (net of tax) for the accelerated amortization of deferred financing costs and the deferred expense on interest rate swaps related to repaying the term loan and refinancing our revolving credit facility in June 2013.  Net income in 2012 and 2011 included non-operating expense of $0.7 million (net of tax) and $3.0 million (net of tax) for the accelerated amortization of deferred financing costs and expensing of the call premium from the redemption of $73.5 million in June 2012, and $150 million in February 2011 of the Company’s 6.75% senior subordinated notes.  Net income for 2011 also included tax benefits from the release of $11.3 million of reserves primarily for uncertain tax positions as a result of an audit settlement and the reversal of valuation allowances.

We have two reportable segments: Composite Materials and Engineered Products.  Although these segments provide customers with different products and services, they often overlap within three end business markets: Commercial Aerospace, Space & Defense and Industrial.  Therefore, we also find it meaningful to evaluate the performance of our segments through the three end business markets.  Further discussion and additional financial information about our segments may be found in Note 16 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Sales:  Consolidated net sales of $1,678.2 million for 2013 were $100.0 million higher than the $1,578.2 million of net sales for 2012.  The sales increase in 2013 reflects increased volume in Commercial Aerospace driven by new aircraft programs and increased build rates.  Consolidated net sales in 2012 increased 13% over the $1,392.4 million of sales in 2011 due to volume increases in Commercial Aerospace.  Had the same U.S. dollar, British Pound sterling and Euro exchange rates applied in 2012 as in 2013 (“in constant currency”), consolidated net sales for 2013 would have been $88.9 million higher than 2012.  In constant currency, consolidated net sales for 2012 would have been $206.5 million, or 15.1%, higher than 2011 net sales.

Composite Materials: Net sales of $1,286.9 million for 2013 increased $56.0 million over the $1,230.9 million for 2012 driven by a 17.3% increase in Commercial Aerospace sales. Space and Defense sales were up slightly over 2012 and Industrial sales declined $65.8 million. The decline in Industrial sales was driven by wind energy which faced tough comparisons to 2012, driven by the strong sales in the first half of 2012. In 2012, net sales of $1,230.9 million increased 14.6% over 2011 as Commercial Aerospace sales increased 17.0% and Space & Defense and Industrial sales both increased over 11%.  Wind energy sales increased about 30% in 2012 over 2011.

Engineered Products: Net sales of $391.3 million for 2013 increased $44.0 million over the $347.3 million for 2012 driven by a 17.8% increase in Space & Defense sales.  Commercial Aerospace sales increased 8.4% over 2012.  There are not significant sales to the Industrial market from this segment.  In 2012, net sales of $347.3 million increased 9.2% over 2011 as Space & Defense sales increased 13%.

The following table summarizes net sales to third-party customers by segment and end market in 2013, 2012 and 2011:

(In millions)	Commercial Aerospace	Space & Defense	Industrial	Total
2013 Net Sales
Composite Materials	$804.3	$271.9	$210.7	$1,286.9
Engineered Products	280.2	104.0	7.1	391.3
Total	$1,084.5	$375.9	$217.8	$1,678.2
	65%	22%	13%	100%
2012 Net Sales
Composite Materials	$685.7	$268.7	$276.5	$1,230.9
Engineered Products	258.4	88.3	0.6	347.3
Total	$944.1	$357.0	$277.1	$1,578.2
	60%	23%	17%	100%
2011 Net Sales
Composite Materials	$586.1	$241.3	$247.1	$1,074.5
Engineered Products	237.4	78.1	2.4	317.9
Total	$823.5	$319.4	$249.5	$1,392.4
	59%	23%	18%	100%

Commercial Aerospace:  Net sales to the Commercial Aerospace market increased $140.4 million or 14.9% to $1,084.5 million for 2013 as compared to net sales of $944.1 million for 2012; 2012 net sales increased by $120.6 million as compared to net sales of $823.5 million for 2011.  In constant currency, net sales to the Commercial Aerospace market increased $137.2 million, or 14.5% in 2013 and increased $126.8 million or 15.5% in 2012.

In 2013, sales for Airbus and Boeing programs increased 18% over the prior year, with new aircraft programs (A380, A350, B787 and B747-8) sales up 25% and legacy related sales 12% higher.  Sales for the regional and business aircraft market were essentially flat with 2012 sales level.

Growth in 2012 over 2011 came from sales to Airbus and Boeing programs which increased 16% over the prior year, with new aircraft programs (A380, A350, B787 and B747-8) sales up over 25% and legacy related sales up more than 10%.  Sales for the regional and business aircraft market increased 7% over 2011.

Space & Defense: Net sales of $375.9 million for 2013 increased 5.3% as compared to $357.0 million for 2012; 2012 net sales increased by 11.8% as compared to $319.4 million in 2011.  In 2013, net sales in constant currency, increased $16.1 million or 4.5%; in 2012 the increase was $42.4 million or 13.5%.  We continue to benefit from participating in a wide range of programs in the U.S., Europe and Asia, including rotorcraft, transport, fixed wing and satellite programs.

Industrial:  Net sales of $217.8 million for 2013 decreased by $59.3 million, or 21.4%, compared to net sales of $277.1 million for 2012.  In constant currency, net sales to the Industrial market decreased $64.3 million or 22.8% in 2012 and increased $37.3 million or 15.6% in 2012.  Our wind energy submarket accounts for just over half of our Industrial sales.  While wind energy sales were down over 25% in 2013 compared to the record sales levels in 2012, they were just 6% lower than 2011 and have remained at fairly constant levels over the past four quarters.  We expect wind energy sales to increase in the mid-single digits in 2014 based on the strong backlog of our largest wind energy customer.  We remain positive on the longer term outlook for our wind business.  Future growth in wind is dependent on many factors including global economic growth, government incentives, competing energy costs, and wind turbine efficiency, among other factors.  Our assets currently dedicated to production for the wind market represent less than 3% of Hexcel’s total fixed assets at December 31, 2013.  These assets can be modified for manufacturing products in markets other than wind energy.

Sales to the rest of the Industrial market other than wind were down about 15% in constant currency in 2013 as compared to 2012, after modest growth in 2012 over 2011.

Gross Margin: Gross margin for 2013 was $454.0 million or 27.1% of net sales as compared to $406.7 million or 25.8% of net sales in 2012. The increase reflected higher volume, better sales mix driven by higher aerospace sales and continued improvements in operating performance.  Exchange rates had nominal impact on 2013 gross margin percentage and contributed about 30 basis points to the gross margin percentage improvement in 2012, as compared to 2011.  The increase in 2012 also reflected higher sales volume and improvements in operating performance.  Gross margin for 2011 was $342.1 million, or 24.6% of net sales.

Selling, General and Administrative (“SG&A”) Expenses:  SG&A expenses were $141.4 million or 8.4% of net sales for 2013 and $130.7 million or 8.3% of net sales for 2012, and $120.5 million or 8.7% of net sales for 2011.  The increase in SG&A spending in 2013 reflects added infrastructure to support our growth and higher variable compensation.  SG&A spending in 2012 was higher than 2011 as we increased infrastructure to support our growth.

Research and Technology (“R&T”) Expenses:  R&T expenses for 2013 were $41.7 million or 2.5% of net sales, $36.7 million or 2.3% of net sales in 2011 and $32.6 million or 2.3% of 2010 net sales.  Spending has increased as we invest in new products and technology.

Other Income, Net:  Other operating income for the year ended December 31, 2012 included income from a $9.6 million business interruption insurance settlement related to a prior year claim, a $4.9 million gain on the sale of land and a $5.0 million charge for additional environmental reserves primarily for remediation of a manufacturing facility sold in 1986.  Other operating income, net for the year ended December 31, 2011 includes a $5.7 million benefit from the curtailment of a pension plan, partially offset by other expense of $2.7 million for the increase in environmental reserves primarily for remediation of a manufacturing facility sold in 1986.

Operating Income:  Operating income for 2013 was $270.9 million compared with operating income of $248.8 million for 2012 and $192.0 million for 2011.  Operating income as a percent of sales was 16.1%, 15.8% and 13.8% % in 2013, 2012, and 2011, respectively.  Improved gross margin drove the increase in operating margin in 2013 and 2012.

One of the Company’s performance measures is operating income adjusted for other (income) expense, which is a non-GAAP measure.  There were no adjustments to the 2013 operating income of $270.9 million or 16.1% of net sales.  Adjusted operating income for the years ended December 31, 2012 and 2011 was $239.3 million and $189.0 million or 15.2% and 13.6% as a percentage of net sales, respectively.  A reconciliation from operating income to adjusted operating income is provided on page 26.

Almost all of the Company’s sales and costs are either in U.S. dollars, Euros or British Pound sterling, with approximately one-quarter of our sales in Euros or British Pound sterling.  In addition, much of our European Commercial Aerospace business has sales denominated in dollars and costs denominated in all three currencies.  The net impact is that as the dollar weakens against the Euro and the British Pound sterling, sales will increase while operating income will decrease.  We have an active hedging program to minimize the impact on operating income, but our operating income as a percentage of net sales is affected.  Foreign exchange had nominal impact on our operating income percentage in 2013 while in 2012 operating income percentages were approximately 30 basis points better than the comparable prior year due to exchange rates.

Operating income for the Composite Materials segment increased $19.0 million to $276.3 million, as compared to $257.3 million for 2012. Operating income for Composite Materials, in 2012 and 2011, included $14.5 million and $5.7 million of other operating income as discussed above.  Excluding the other operating items in 2012, operating income for Composite Materials would have increased by $33.5 million or 13.8% driven primarily by higher commercial aerospace sales volume.  Operating income for the Engineered Products segment increased by $8.3 million compared with 2012 to $58.9 million, on higher sales volume in all markets.  Operating income for the year ended December 31, 2012 for the Composite Materials segment increased $62.8 million or 32.2% to $257.3 million, as compared to $194.5 million for 2011, driven by productivity and good leverage on higher sales volume.  Operating income for the Engineered Products segment decreased by $1.0 million compared with 2011 to $50.6 million, as higher sales volume was offset by unfavorable product mix and costs related to the start-up of new programs.

We did not allocate corporate net operating expenses of $64.3 million, $59.1 million and $54.1 million to segments in 2013, 2012, and 2011, respectively. Corporate and Other included $5.0 million and $2.7 million in 2012 and 2011, respectively, of other expenses, as discussed above.

Interest Expense:  Interest expense was $7.3 million for 2013, $10.0 million for 2012, and $11.6 million for 2011.  The sequential decrease in interest expense over the three years is due primarily to lower interest rates, largely as a result of the redemption of $73.5 million in June 2012 and $150 million in February 2011 of the Company’s 6.75% senior subordinated notes, as well as the refinancing of the Company’s revolving credit facility.

Provision for Income Taxes:   Our 2013, 2012 and 2011 tax provision was $76.0 million, $74.1 million and $41.6 million for an effective tax rate of 28.9%, 31.2% and 23.7%, respectively.  The 2013 provision benefitted from the release of reserves from uncertain tax positions.  The 2011 provision included benefits of $11.3 million from the reversal of valuation allowances against net operating loss and foreign tax credit carryforwards and from the release of reserves primarily for uncertain tax positions as a result of an audit settlement.  Excluding these items, the 2013 and 2011 effective tax rates were 30.7% and 30.1%, respectively.  We believe the adjusted effective tax rate, which is a non-GAAP measure, is meaningful since it provides insight to the tax rate of ongoing operations.

Equity in Earnings from Affiliated Companies:  Equity in earnings represents our portion of the earnings from our joint venture in Malaysia.

Net Income:  Net income was $187.9 million, or $1.84 per diluted common share for the year ended December 31, 2013 compared to $164.3 million, or $1.61 per diluted common share for 2012 and $135.5 million, or $1.35 per diluted share for 2011.

Strong sales volume, particularly in the commercial aerospace market, coupled with good cost control led the growth in earnings from 2011 through 2013.  Also see the above table for a reconciliation of GAAP net income from continuing operations to our adjusted “Non-GAAP” measure.

Significant Customers

Approximately 34%, 29% and 30% of our 2013, 2012 and 2011 net sales, respectively, were to Boeing and related subcontractors.  Of the 34% of overall sales to Boeing and its subcontractors in 2013, 30% related to Commercial Aerospace market applications and 4% related to Space & Defense market applications.  Approximately 29%, 28% and 27% of our 2013, 2012 and 2011 net sales, respectively, were to Airbus Group and its subcontractors.  Of the 29% of overall sales to Airbus Group and its subcontractors in 2013, 26% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications.

Financial Condition

In 2013, we ended the year with total debt, net of cash, of $229.5 million and generated $78.0 million of free cash flow (cash provided by operating activities less cash paid for capital expenditures).  In 2013, the Company bought back $90 million of shares, and has $110 million remaining under its currently authorized share repurchase program.  In 2014, we expect our capital spending to be in the range of $225 million to $250 million as we expand capacity in line with our outlook, resulting in expected positive free cash flow of $25 million to $75 million.  We expect our typical use of cash in the first half of 2014, which will be funded by our available borrowings under our credit facility.

We have a portfolio of derivatives related to currencies and interest rates.  We monitor our counterparties and we only use those rated A- or better.

Liquidity

Our cash on hand at December 31, 2013 was $65.5 million and we had $306.5 million borrowings available under our credit facility. Our total debt as of December 31, 2013 was $295.0 million, an increase of $38.4 million from the December 31, 2012 balance. The level of available borrowing capacity fluctuates during the course of the year due to factors including capital expenditures, interest and variable compensation payments, changes to working capital, share repurchases as well as timing of receipts and disbursements within the normal course of business.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures and debt service requirements.  We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and, if necessary, our revolving credit facility.  As of December 31, 2013, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until June 2018 when our revolving credit facility expires.

Credit Facilities:   In June 2013, the Company entered into a new $600 million senior secured revolving credit facility (the “Facility”) that matures in 2018.  The new facility replaces the Company’s previous senior secured credit facility ($82.5 million term loan and a $360 million revolving loan) that would have expired in July 2015.  The Facility permits us to issue letters of credit up to an aggregate amount of $40 million and allows us to draw up to $75 million in Euros.  Amounts drawn in Euros or any outstanding letters of credit reduce the amount available for borrowing under the revolving loan.  The initial interest rate was 50 basis points lower than the prior facility, and at the current leverage ratio the new rate is LIBOR + 1.25% (25 basis points lower that the initial rate).  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of December 31, 2013, we had issued letters of credit under the Facility totaling $1.5 million, resulting in undrawn availability under the Facility as of December 31, 2013 of $306.5 million.  In addition, we borrowed $3.0 million from the credit line established in China associated with our operations there.

The new facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the new facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the new facility.  In addition, the new facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  The new facility is less restrictive than the prior agreement.  As of December 31, 2013, we were in compliance with all debt covenants and expect to remain in compliance.

We have a $10.0 million borrowing facility for working capital needs of our Chinese entity with an outstanding balance of $3.0 million at December 31, 2013.  These funds can only be used locally and, accordingly, we do not include this facility in our borrowing capacity disclosures.  The facility is guaranteed by Hexcel Corporation but is uncommitted and can be cancelled at any time.

Operating Activities:  We generated $272.9 million in cash from operating activities during 2013, an increase of $40.5 million from 2012 primarily from higher earnings and lower working capital usage.  Cash generated from operating activities during 2012 was $232.4 million, an increase of $61.9 million from 2011 also from higher earnings and lower working capital usage.

Investing Activities:  Cash used for investing activities, primarily for capital expenditures, was $194.9 million in 2013 compared to $258.4 million in 2012 and $163.2 million in 2011.

The Company is in the process of expanding capacity over a multi-year period, primarily for manufacture of carbon fiber and prepregs to support aerospace growth.  These capital projects require large expenditures and long lead times, some taking up to two years to complete.  Approximately 75% of the $257.1 million in construction in progress as of December 31, 2013 represents spending on expansion projects primarily at our Decatur, Alabama and Salt Lake City, Utah facilities.  We expect a majority of these projects to be placed in service during 2014, with the remainder placed into service in 2015.

Financing Activities:  Financing activities were a use of cash of $47.2 million in 2013 as compared to a source of cash of $8.2 million in 2012.  In 2013 we borrowed a net $292.0 million from a new Senior Secured Credit Facility and repaid an $82.5 million term loan and $165.0 million prior Senior Secured Credit Facility.  As a result of the refinancing, we accelerated the unamortized financing costs related to the previous borrowings incurring a pretax charge of $1.0 million (after tax of $0.01 per diluted share).  We also incurred $2.4 million of issuance costs related to the new debt.  In addition, in 2013 we purchased $90 million of the Company’s stock.  In 2011 financing activities were a use of cash of $74.4 million.  In 2012 and 2011, we redeemed $73.5 million and $150 million of our $225 million 6.75% senior subordinated notes at a call premium of 1.125% and 2.25%, respectively, and purchased $1.5 million of notes on the open market.  The redemptions were principally funded by the add-ons to our then existing senior secured credit facility.  As a result of the redemptions, we accelerated the unamortized financing costs of the senior subordinated notes and expensed the call premium incurring a pretax charge of $1.1 million (after tax of $0.01 per diluted share) and $4.9 million (after tax of $0.03 per diluted share) in 2012 and 2011, respectively.  We repaid $57 million of the $135 million add on in 2011 using cash on hand.

Financial Obligations and Commitments:  As of December 31, 2013, current debt maturities were $3.0 million.  The next significant scheduled debt maturity will not occur until 2018, the year the senior secured credit facility matures. In addition, certain sales and administrative offices, data processing equipment and manufacturing equipment and facilities are leased under operating leases.

Total letters of credit issued and outstanding under the Senior Secured Credit Facility were $1.5 million as of December 31, 2013.

The following table summarizes the scheduled maturities as of December 31, 2013 of financial obligations and expiration dates of commitments for the years ended 2014 through 2018 and thereafter.

(In millions)	2014	2015	2016	2017	2018	Thereafter	Total
Senior secured credit facility — Revolver due 2018	$—	$—	$—	$—	$292.0	$—	$292.0
Working capital facility	3.0	—	—	—	—	—	3.0
Subtotal	3.0	—	—	—	292.0	—	295.0
Operating leases	9.1	5.3	4.1	2.2	1.8	9.3	31.8
Total financial obligations	$12.1	$5.3	$4.1	$2.2	$293.8	$9.3	$326.8

Letters of credit	$1.5	$—	$—	$—	$—	$—	$1.5

Interest payments	7.6	7.0	6.9	6.9	5.3	—	33.7
Estimated benefit plan contributions	27.6	6.8	4.9	3.7	3.8	14.9	61.7
Other (a)	3.4	0.1	0.1	0.1	0.2	—	3.9
Total commitments	$52.2	$19.2	$16.0	$12.9	$303.1	$24.2	$427.6

(a) Other represents estimated spending for environmental matters at known sites.

As of December 31, 2013, we had $42.7 million of unrecognized tax benefits.  This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution.  The resolution or settlement of these tax positions with the taxing authorities is at various stages.  We are unable to make a reliable estimate of the eventual cash flows of the $42.7 million of unrecognized tax benefits.

For further information regarding our financial obligations and commitments, see Notes 5, 6, 7, 12 and 13 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

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

Deferred Tax Assets

As of December 31, 2013 we had $23.3 million in net deferred tax assets consisting of deferred tax assets of $159.0 million offset by deferred tax liabilities of $73.4 million and a valuation allowance of $62.3 million.  As of December 31, 2012, we had $62.6 million in net deferred tax assets consisting of deferred tax assets of $170.5 million offset by deferred tax liabilities of $58.5 million and a valuation allowance of $49.4 million.

The valuation allowance as of December 31, 2013 related to certain net operating loss carryforwards of our foreign subsidiaries, and state net operating loss carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

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

Uncertain Tax Positions

Included in the unrecognized tax benefits of $42.7 million at December 31, 2013 was $39 million of tax benefits that, if recognized, would impact our annual effective tax rate.  In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. The Company recognized $0.7 million, $0.1 million, and ($0.1) million of interest expense (income) related to the above unrecognized tax benefits in 2013, 2012 and 2011, respectively.  The Company had accrued interest of approximately $1.6 million and $0.9 million as of December 31, 2013 and 2012, respectively.  During 2013 we did not reverse any interest and in 2012, we reversed $0.1 million related to the unrecognized tax benefits.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. tax returns have been audited through 2007.  Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2007 onward), Belgium (2011 onward), France (2011 onward), Spain (2004 onward) and UK (2011 onward).  We are currently under examination in certain of the foreign jurisdictions.

As of December 31, 2013, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2004 onward, some of which are currently under examination by certain European tax authorities.  During 2011, we recognized $5.5 million of uncertain tax benefits as a result of a favorable settlement in one of the foreign tax jurisdictions.  As of December 31, 2013, the Company has not classified any of the unrecognized tax benefits as a current liability as it does not expect to settle any of the tax positions under examinations in various jurisdictions within the next twelve months.

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

We have defined benefit retirement plans in the United Kingdom, Belgium, France and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan.  We recorded a curtailment gain of $5.7 million (after tax gain of $0.04 per diluted share) to recognize previously unrecognized prior service credits.  As of December 31, 2013, 58% of the total assets in the U.K. Plan were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2014 plan year will be 6.5% and for the other European Plans as a group it will be 3.25% to 4.5%.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The discount rate assumption used to calculate net periodic retirement related costs for the European funded plans was 4.35% in 2013, 4.73% for 2012 and 5.27% for 2011, respectively.  The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates.  Retirement and mortality rates are based primarily on actual plan experience.

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

For more information regarding our pension and other postretirement benefit plans, see Note 7 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

In addition, we review goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  We have four reporting units within the Composite Materials segment, each of which are components that constitute a business for which discrete financial information is available and for which appropriate management regularly reviews the operating results.  Within the Engineered Products segment, the reporting unit is the segment as it comprises only a single component.  In 2013, the Company performed a qualitative assessment and determined that it was more likely than not that the fair values of our reporting units were not less than their carrying values and it was not necessary to perform the currently prescribed two-step goodwill impairment test.

In 2012 we reassessed the estimated useful lives of certain machinery and equipment.  We increased the useful lives of certain machinery and equipment from 20 years to 25 years, and increased the useful lives of certain other machinery and equipment from 10 - 12 years to 20 years.  We determined that this adjustment to the useful lives of certain assets is a change in accounting estimate and we accounted for the change prospectively; i.e. the accounting change impacted the three months ended December 31, 2012 and future periods. For the quarter and year ended December 31, 2012, the change in accounting estimate lowered depreciation expense by approximately $1.25 million (pre-tax), which was reflected in Gross Margin, or by approximately $0.01 earnings per basic and diluted common share.

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

Our estimate of liability as a potentially responsible party (“PRP”) and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of December 31, 2013 and 2012, our aggregate environmental related accruals were $3.9 million and $6.6 million, respectively.  As of December 31, 2013 and 2012, $3.4 million and $4.2 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  In 2013, if we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $6.5 million at December 31, 2013.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation reserve activity for the three years ended December 31, 2013 was as follows:

	For the year ended
(In millions)	December 31, 2013	December 31, 2012	December 31, 2011
Beginning remediation accrual balance	$6.6	$5.0	$7.3
Current period expenses	0.9	5.0	3.4
Cash expenditures	(3.6)	(3.4)	(5.7)
Ending remediation accrual balance	$3.9	$6.6	$5.0

Capital expenditures for environmental matters	$4.6	$2.4	$4.1

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

Interest Rate Risks

Our long-term debt bears interest at variable rates.  From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt.  These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates.  Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2013 of $7.3 million would have decreased to $7.0 million and increased to $7.6 million, respectively.

Interest Rate Swaps

We have entered into approximately $150 million of interest rate swaps at December 31, 2013, that trade the LIBOR on our bank loan for a fixed rate at a weighted average rate of 0.81567%.  These interest rate swaps are designated as cash flow hedges to floating rate bank loans and expire by September 2016.  The fair value of interest rate swap agreements is recorded in other assets or other long-term liabilities with a corresponding amount to Other Comprehensive Income.

Foreign Currency Exchange Risks

We operate nine manufacturing facilities in Europe, which generated approximately 47% of our 2013 consolidated net sales.  Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro.  We also conduct business and sell products to customers throughout the world, including a joint venture interest in Malaysia.  Most of the sales in these countries are denominated in U.S. dollars and they have local currency expenses.  Currency risk for these locations is not considered material.

In 2013, our European subsidiaries had third-party sales of $785 million of which approximately 54% were denominated in U.S. dollars, 42% were denominated in Euros and 4% were denominated in British pounds.  While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability.  For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars but do not affect the profitability of the subsidiary in its functional currency.  The value of our investments in these countries could be impacted by changes in currency exchange rates over time, and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2013 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant.  The analysis covers all of our foreign currency hedge contracts.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have about a $2.4 million impact on our operating income.  However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the British Pound sterling) continues and new hedges are layered in at the adverse rate, the impact would be more significant.  For example, had we not had any hedges in place for 2013, a 10% adverse movement would have reduced our operating income by about $16 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through March 2015.  The aggregate notional amount of these contracts was $187.1 million and $201.2 million at December 31, 2013 and 2012, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  For the three years ended December 31, 2013, hedge ineffectiveness was immaterial.  Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2013, 2012 and 2011 was as follows:

(In millions)	2013	2012	2011
Unrealized gains (losses) at beginning of period	$2.4	$(4.5)	$(0.2)
(Losses) gains reclassified to net sales	(0.3)	2.4	(2.2)
Increase (decrease) in fair value, net of tax	5.1	4.5	(2.1)
Unrealized gains (losses) at end of period	$7.2	$2.4	$(4.5)

Unrealized gains of $4.8 million recorded in “accumulated other comprehensive income,” net of tax, as of December 31, 2013 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  The impact of credit risk adjustments was immaterial for the three years.

In addition, non-designated foreign exchange forward contracts are used to hedge balance sheet exposures.  The notional amounts outstanding at December 31, 2013 were U.S. $173.7 million against EUR, and British Pound sterling 11.0 million against EUR and at December 31, 2012 were U.S. $165.0 million against EUR and British Pound sterling 4.0 million against EUR.  Any changes in fair value of these forward contracts are recorded in the consolidated statements of operations and were immaterial for the years 2013, 2012 and 2011.

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

Recently Issued Accounting Standards

New Accounting Pronouncements

ASU 2011-11 Balance Sheet (Topic 210); Disclosures about Offsetting Assets and Liabilities: In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11 which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company has no offsetting agreements and as such, adoption of this guidance did not have any impact on the Company’s reported financial results.

ASU 2013-02 Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income:   In February 2013 the Financial Accounting Standards Board issued Accounting Standards Update 2013-02.  The Company adopted this update in the first quarter of 2013. The amounts reclassified out of accumulated other comprehensive income during 2013 were not material.

ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740):  In July 2013, the FASB issued ASU No. 2013-11, which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward on a jurisdictional basis.  ASU 2013-11 is expected to reduce diversity in practice by providing specific guidance on the presentation of unrecognized tax benefits.  ASU 2013-11 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Early adoption is permitted and the Company has chosen to adopt ASU 2013-11 in the fourth quarter of 2013.

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

The Audit Committee of the Board of Directors reviews and monitors the consolidated financial statements and accounting policies of Hexcel.  These financial statements and policies are reviewed regularly by management and such financial statements are audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP.  The Audit Committee, composed solely of outside directors, meets periodically, separately and jointly, with management and the independent registered public accounting firm.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on our assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page 40.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Hexcel Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
February 5, 2014

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions, except per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$65.5	$32.6
Accounts receivable, net	232.4	229.0
Inventories	265.3	232.8
Prepaid expenses and other current assets	93.2	81.3
Total current assets	656.4	575.7

Property, plant and equipment, net	1,067.4	914.4
Goodwill and other intangible assets	61.0	57.8
Investments in affiliated companies	23.3	22.6
Deferred tax assets	10.3	15.4
Other assets	17.7	17.2

Total assets	$1,836.1	$1,603.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3.0	$16.6
Accounts payable	135.9	115.7
Accrued compensation and benefits	89.2	58.8
Other accrued liabilities	40.6	44.2
Total current liabilities	268.7	235.3

Long-term notes payable and capital lease obligations	292.0	240.0
Long-term retirement obligations	41.1	81.3
Other non-current liabilities	73.9	52.4
Total liabilities	675.7	609.0

Commitments and contingencies (see Note 13)

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares of stock authorized, 104.0 and 102.4 shares of stock issued at December 31, 2013 and 2012, respectively	1.0	1.0
Additional paid-in capital	642.3	617.0
Retained earnings	636.1	448.2
Accumulated other comprehensive income (loss)	10.7	(31.9)
	1,290.1	1,034.3
Less: Treasury stock, at cost, 5.1 and 2.5 shares at December 31, 2013 and 2012, respectively	(129.7)	(40.2)
Total stockholders’ equity	1,160.4	994.1
Total liabilities and stockholders’ equity	$1,836.1	$1,603.1

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2013	2012	2011

Net sales	$1,678.2	$1,578.2	$1,392.4
Cost of sales	1,224.2	1,171.5	1,050.3
Gross margin	454.0	406.7	342.1

Selling, general and administrative expenses	141.4	130.7	120.5
Research and technology expenses	41.7	36.7	32.6
Other income, net	—	(9.5)	(3.0)
Operating income	270.9	248.8	192.0

Interest expense, net	7.3	10.0	11.6
Non-operating expense	1.0	1.1	4.9
Income before income taxes and equity in earnings	262.6	237.7	175.5

Provision for income taxes	76.0	74.1	41.6
Income before equity in earnings	186.6	163.6	133.9

Equity in earnings from investments in affiliated companies	1.3	0.7	1.6
Net income	$187.9	$164.3	$135.5

Basic net income per common share:	$1.88	$1.64	$1.37
Diluted net income per common share:	$1.84	$1.61	$1.35

Weighted average common shares outstanding:
Basic	100.0	100.2	98.8
Diluted	102.1	102.0	100.7

Hexcel Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31,

(In millions)	2013	2012	2011

Net income	$187.9	$164.3	$135.5

Other comprehensive income (loss)
Currency translation adjustments	19.6	11.7	(10.1)
Net unrealized pension and other benefit actuarial gains (losses) and prior service credits, net of tax	16.9	(10.8)	(5.0)
Net unrealized gains (losses) on financial instruments, net of tax	6.1	7.0	(9.6)
Other comprehensive income (loss)	42.6	7.9	(24.7)
Comprehensive income	$230.5	$172.2	$110.8

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2013, 2012 and 2011

	Common Stock			Accumulated
(In millions)	Par	Additional Paid-In Capital	Accumulated Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2010	$1.0	$552.3	$148.4	$(15.1)	$(27.2)	$659.4
Net income			135.5			135.5
Change in other comprehensive (loss) — net of tax				(24.7)		(24.7)
Stock based compensation		36.9				36.9
Acquisition of treasury stock					(4.9)	(4.9)
Balance, December 31, 2011	$1.0	$589.2	$283.9	$(39.8)	$(32.1)	$802.2
Net income			164.3			164.3
Change in other comprehensive income — net of tax				7.9		7.9
Stock based compensation		27.8				27.8
Acquisition of treasury stock					(8.1)	(8.1)
Balance, December 31, 2012	$1.0	$617.0	$448.2	$(31.9)	$(40.2)	$994.1
Net income			187.9			187.9
Change in other comprehensive income — net of tax				42.6		42.6
Stock based compensation		25.3				25.3
Acquisition of treasury stock					(89.5)	(89.5)
Balance, December 31, 2013	$1.0	$642.3	$636.1	$10.7	$(129.7)	$1,160.4

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2013	2012	2011

Cash flows from operating activities
Net income	$187.9	$164.3	$135.5
Reconciliation to net cash provided by operating activities:
Depreciation	59.3	57.2	55.3
Amortization of debt discount and deferred financing costs	2.1	3.1	7.1
Deferred income taxes	16.4	30.9	23.4
Stock-based compensation	18.9	15.8	13.9
Excess tax benefits on stock-based compensation	(5.3)	(6.8)	(8.5)
Equity in earnings from investments in affiliated companies	(1.3)	(0.7)	(1.6)
Gain on sale of surplus real estate	—	(4.9)	—
Pension curtailment gain	—	—	(5.7)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6.4	(28.1)	(28.2)
Increase in inventories	(28.4)	(15.2)	(48.8)
(Increase) decrease in prepaid expenses and other current assets	(3.3)	0.7	(1.1)
Increase in accounts payable and accrued liabilities	19.2	20.3	34.1
Increase (decrease) in other, net	1.0	(4.2)	(4.9)
Net cash provided by operating activities	272.9	232.4	170.5

Cash flows from investing activities
Capital expenditures and deposits for capital purchases	(194.9)	(263.7)	(158.0)
Proceeds from sale of surplus real estate	—	5.3	—
Settlement of foreign currency hedge	—	—	(5.2)
Net cash used for investing activities	(194.9)	(258.4)	(163.2)

Cash flows from financing activities
Borrowings from senior secured credit facility	309.0	87.0	135.0
Issuance costs related to debt	(2.4)	(0.6)	—
Capital lease obligations and other debt, net	(3.8)	(0.5)	(3.0)
Repayment of senior secured credit facility	(17.0)	—	—
Repayment of senior secured credit agreement — term loan	(85.0)	(7.5)	(5.0)
Repayment of prior senior secured credit facilities	(165.0)	—	(57.0)
Purchase of stock	(90.0)	—	—
Repayment of 6.75% senior subordinated notes	—	(73.5)	(151.5)
Call premium payment for 6.75% senior subordinated notes	—	(0.8)	(3.4)
Activity under stock plans and other	7.0	4.1	10.5
Net cash (used for) provided by financing activities	(47.2)	8.2	(74.4)

Effect of exchange rate changes on cash and cash equivalents	2.1	0.9	(0.6)
Net increase (decrease) in cash and cash equivalents	32.9	(16.9)	(67.7)
Cash and cash equivalents at beginning of year	32.6	49.5	117.2
Cash and cash equivalents at end of year	$65.5	$32.6	$49.5

Supplemental information (See Note 14):

Accrual basis additions to property, plant and equipment	$206.5	$241.3	$184.5

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Nature of Operations

Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a leading advanced composites company.  We develop, manufacture, and market lightweight, high-performance structural materials, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, adhesives, engineered honeycomb and composite structures, for use in Commercial Aerospace, Space & Defense and Industrial Applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, a wide variety of recreational products and other industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Europe, Asia Pacific and Russia.  We are also an investor in a joint venture, which manufactures composite structures for commercial aerospace.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries after elimination of all intercompany accounts, transactions and profits.  We have a 50% equity ownership investment in an Asian joint venture Aerospace Composites Malaysia Sdn. Bhd. (“ACM”), formerly known as Asian Composites Manufactoring Sdn. Bhd.  In accordance with accounting standards we have determined that this investment is not a variable interest entity and as we do not have the ability to exercise control over financial or operating decisions, this investment is accounted for using the equity method of accounting.

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

In 2012, we reassessed the estimated useful lives of certain machinery and equipment.  We increased the useful lives of this machinery and equipment from 20 years to 25 years, and increased the useful lives of other certain machinery and equipment from 10 - 12 years to 20 years.  We determined that this adjustment to the useful lives of certain assets was a change in accounting estimate and we accounted for the change prospectively; i.e. the accounting change impacts the three months ended December 31, 2012 and future periods. See Note 3.

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

We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. The Company has indefinite-lived intangible assets, consisting of purchased emissions credits.  These indefinite lived intangibles are tested annually for impairment as of November 30th, or when events or changes in circumstances indicate the potential for impairment.  If the carrying amount of the indefinite lived intangible exceeds the fair value, the intangible asset is written down to its fair value.  Fair value is calculated using discounted cash flows.

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

Investments

We have a 50% equity ownership investment in an Asian joint venture Aerospace Composites Malaysia Sdn. Bhd., formerly Asian Composites Manufacturing Sdn. Bhd.  In accordance with ASC 810 we have determined that this investment is not a variable interest entity.  As such, we account for our share of the earnings of this affiliated company using the equity method of accounting.  The Company continues to evaluate to make certain that the facts and circumstances associated with this investment have not changed with respect to accounting for a variable interest entity.

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt.  At December 31, 2013 and 2012, deferred debt financing costs, net of accumulated amortization, were $5.0 million and $4.6 million.

Share-Based Compensation

The fair value of Restricted Stock Units (RSU’s) is equal to the market price of our stock at date of grant and is amortized to expense ratably over the vesting period.  Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the extent to which we achieve a specified performance target. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total vesting period.  A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.  We use the Black-Scholes model to value compensation expense for all option-based payment awards made to employees and directors based on estimated fair values on the grant date.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations.  The value of RSU’s, PRSU’s and Non-qualifying options awards for retirement eligible employees is expensed on the grant date as they are fully vested.

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

Product Warranty

We provide for an estimated amount of product warranty at the point a claim is probable and estimable.  This estimated amount is provided by product and based on current facts, circumstances and historical warranty experience.  Warranty expense was $1.2 million, $2.2 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011 respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  Two customers and their related subcontractors accounted for more than half of our annual net sales in 2013, 2012 and 2011.  Refer to Note 16 for further information on significant customers.  We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables.  We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information.  As of December 31, 2013 and 2012, the allowance for doubtful accounts was $0.9 million and $1.8 million, respectively.  Bad debt expense was immaterial for all years presented.

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

New Accounting Pronouncements

ASU 2011-11 Balance Sheet (Topic 210); Disclosures about Offsetting Assets and Liabilities: In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11 which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company has no offsetting agreements and as such, adoption of this guidance did not have any impact on the Company’s reported financial results.

ASU 2013-02 Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income:   In February 2013 the Financial Accounting Standards Board issued Accounting Standards Update 2013-02.  The Company adopted this update in the first quarter of 2013. The amounts reclassified out of accumulated other comprehensive income during 2013 were not material.

ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740):  In July 2013, the FASB issued ASU No. 2013-11, which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward on a jurisdictional basis.  ASU 2013-11 is expected to reduce diversity in practice by providing specific guidance on the presentation of unrecognized tax benefits.  ASU 2013-11 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Early adoption is permitted and the Company has chosen to adopt ASU 2013-11 in the fourth quarter of 2013.

Note 2 — Inventories

	December 31,
(In millions)	2013	2012
Raw materials	$103.4	$95.0
Work in progress	62.2	51.2
Finished goods	99.7	86.6
Total inventories	$265.3	$232.8

Note 3 — Net Property, Plant and Equipment

	December 31,
(In millions)	2013	2012
Land	$50.9	$41.9
Buildings	396.2	298.3
Equipment	957.0	783.4
Construction in progress	257.1	335.6
Property, plant and equipment	1,661.2	1,459.2
Less accumulated depreciation	(593.8)	(544.8)
Net property, plant and equipment	$1,067.4	$914.4

Depreciation expense related to property, plant and equipment for the years ended December 31, 2013, 2012 and 2011, was $59.3 million, $57.2 million and $55.3 million, respectively.  Capitalized interest of $2.9 million and $3.1 million for 2013 and 2012, respectively, was included in construction in progress and is associated with our carbon fiber expansion programs.  Capitalized costs associated with software developed for internal use were $4.4 million and $2.8 million for 2013 and 2012, respectively.

In 2012, we reassessed the estimated useful lives of certain machinery and equipment.  We increased the useful lives of certain machinery and equipment from 20 years to 25 years, and increased the useful lives of certain other machinery and equipment from 10 - 12 years to 20 years.  We determined that this adjustment to the useful lives of certain assets was a change in accounting estimate and we accounted for the change prospectively; i.e. the accounting change impacts the three months ended December 31, 2012 and future periods.  For the quarter and year ended December 31, 2012, the change in accounting estimate lowered depreciation expense by approximately $1.25 million (pre-tax), which was reflected in Gross Margin, or by approximately $0.01 earnings per basic and diluted common share.

Note 4 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2013 and 2012, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2011	$41.3	$16.1	$57.4
Currency translation adjustments and other	0.4	—	0.4
Balance as of December 31, 2012	$41.7	$16.1	$57.8
Additions	3.0	—	3.0
Amortization expense	(0.1)	—	(0.1)
Currency translation adjustments and other	0.4	—	0.4
Balance as of December 31, 2013	$45.0	$16.1	$61.1

We performed our annual impairment review of goodwill as of November 30, 2013 and determined that it was more likely than not that the fair values of our reporting units are above their carrying values.  The addition to intangible assets in 2013 represents a license agreement with a third party.  The goodwill and intangible asset balances as of December 31, 2013 include $3.6 million of indefinite-lived intangible assets, $2.9 of a definitive-lived intangible asset and $54.6 million of goodwill.

Note 5 - Debt

(In millions)	December 31, 2013	December 31, 2012
Foreign operation’s working capital line of credit	$3.0	$4.8
Current maturities of capital lease and other obligations	—	1.8
Current maturities of term loan	—	10.0
Short-term borrowings and current maturities of long-term debt	3.0	16.6

Senior secured credit facility —revolving loan due 2018	292.0	—
Senior secured credit facility —term loan due 2015	—	75.0
Senior secured credit facility — revolving loan due 2015	—	165.0
Long-term debt	292.0	240.0
Total debt	$295.0	$256.6

Estimated Fair Values of Notes Payable

We did not have any notes payable outstanding at December 31, 2013.

Senior Secured Credit Facility

In June 2013 we entered into a new $600 million senior secured revolving credit facility which matures in June 2018.  The new facility replaces the Company’s previous senior secured credit facility ($82.5 million term loan and a $360 million revolving loan) that would have expired in July 2015.  At the current leverage ratio the new rate is LIBOR + 1.25% or 75 basis points lower than the prior facility.  In addition to the lower interest rates and fees on undrawn balances, the new facility provides greater flexibility. The proceeds from the new facility were used to repay all amounts, and terminate all commitments outstanding under the Company’s credit agreement and to pay fees and expenses in connection with the refinancing.  As a result of the refinancing, the Company accelerated certain unamortized financing costs of the credit facility being replaced and the deferred expense on related interest rate swaps incurring a pretax charge of $1.0 million in the second quarter of 2013.

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

Additionally, at December 31, 2013 we have interest rate swaps totaling approximately $150 million that expire before September 2016.  These interest rate swaps are designated as cash flow hedges to our term loan.  The interest rate swaps trade LIBOR for a fixed rate at an average rate of 0.81567%.

6.75% Senior Subordinated Notes, due 2015

On February 1, 2005, we issued $225 million of 6.75% senior subordinated notes due 2015.  The notes were unsecured senior subordinated obligations of Hexcel Corporation.  Interest accrued at the rate of 6.75% per annum and were payable semi-annually in arrears on February 1 and August 1.

In June 2012 and February 2011, we redeemed $73.5 million and $150 million of these notes at a call premium of 1.125% and 2.25%, respectively, and purchased $1.5 million of notes on the open market.  The redemptions were primarily funded by a $75 million and $135 million add-on to the Facility in 2012 and December 2010.  As a result of the redemptions, we accelerated the unamortized financing costs of the senior subordinated notes being redeemed and expensed the call premium incurring a pretax charge of $1.1 million (after tax of $0.01 per diluted share) and $4.9 million (after tax of $0.03 per diluted share) in 2012 and 2011, respectively.

Other Credit Facility

We have a $10.0 million borrowing facility for working capital needs of our Chinese entity with an outstanding balance of $3.0 million on December 31, 2013.  The facility contains a $10.0 million revolving credit line.  These funds can only be used locally, and accordingly, we do not include this facility in our borrowing capacity disclosures.  The facility is guaranteed by Hexcel Corporation, but is uncommitted and cancellable by the lender at any time.

Aggregate Maturities of Debt

The table below reflects aggregate scheduled maturities of debt as of December 31, 2013.

Payable during the years ending December 31:	(In millions)
2014	$3.0
2015	—
2016	—
2017	—
2018	292.0
Total debt	$295.0

Note 6 - Leasing Arrangements

On February 1, 2013 we exercised our purchase option on a capital lease for a building.  In March 2013 we sold the building.  The related assets, accumulated depreciation, and related liability balances under capital leasing arrangements, as of December 31, 2012 and 2011, were:

(In millions)	2012	2011
Property, plant and equipment	$3.7	$3.7
Less accumulated depreciation	(1.6)	(1.6)
Net property, plant and equipment	$2.1	$2.1

Capital lease obligations	$1.8	$2.0
Less current maturities	(1.8)	(0.2)
Long-term capital lease obligations, net	$—	$1.8

Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.  We recognize rental expense on operating leases straight-line over the term of a lease.  Total rental expense was $16.1 million in 2013, $15.4 million in 2012 and $15.2 million in 2011.

Scheduled future minimum lease payments as of December 31, 2013 were:

(In millions)
Payable during the years ending December 31:	Operating Leases
2014	9.1
2015	5.3
2016	4.1
2017	2.2
2018	1.8
Thereafter	9.3
Total minimum lease payments	$31.8

Note 7 — Retirement and Other Postretirement Benefit Plans

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments.  The rates used reached a lowpoint as of 2012 and rebounded during 2013 and are expected to remain stable for 2014.  The rate of compensation increase for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation.  For the postretirement health care and life insurance benefits plan, we review external data and the plan’s historical trends for health care costs to determine the health care cost trend rates.  Retirement and termination rates are based primarily on actual plan experience.  The mortality table used for the U.S. plans is based on the RP2000 Mortality Table projected to 2020 and for the U.K. Plans the S1NA table with CMI 2011 projections (1.5% p.a. future improvements).

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

U.S. Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former U.S. employees that are funded as benefits are incurred.  Under the provisions of these plans, we expect to contribute approximately $23.8 million in 2014 to cover unfunded benefits.

Multi-Employer Plan

The Company is party to a multi-employer pension plan covering certain U.S. employees with union affiliations.  The plan is the Western Metal Industry Pension Fund, (“the Plan”).  The Plan’s employer identification number is 91-6033499; the Plan number is 001.  In 2012, the Plan reported Hexcel Corporation as being an employer that contributed greater than 5% of the Plan’s total contributions.  The expiration date of the collective bargaining agreement is September 30, 2015.  The Plan has been listed in “critical status” and has been operating in accordance with a Rehabilitation Plan since 2010.  The Plan, as amended under the Rehabilitation Plan, reduced the adjustable benefits of the participants and levied a surcharge on employer contributions.  The Company has contributed approximately $1.0 million in 2013, 2012 and 2011.  We expect the Company’s contribution to be about $1.0 million in 2014 and remain at that level over the next few years.

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

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.  Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996.  Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred.  Under the provisions of these plans, we expect to contribute approximately $0.6 million in 2014 to cover unfunded benefits.

European Defined Benefit Retirement Plans

We have defined benefit retirement plans in the United Kingdom, Belgium, France and Austria covering certain employees of our subsidiaries in those countries.  The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan.  We recorded a curtailment gain of $5.7 million (after tax gain of $0.04 per diluted share) to recognize previously unrecognized prior service credits.  As of December 31, 2013, 57% of the total assets in the U.K. Plan were invested in equities.  Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets.  As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2014 plan year will be 6.5% and 3.25% to 4.5% for the other European Plans as a group.

U.K. Defined Contribution Pension Plan

Under the Defined Contribution Section, eligible U.K. employees can belong to the Deferred Contribution Plan on a non-participatory basis or can elect to contribute 3%, 5% or 7% of their pensionable salary.  The Company will contribute 5%, 9% and 13% respectively.  The plan also provides life insurance and disability insurance benefits for members.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our retirement savings plans for the three years ended December 31, 2013 is detailed in the table below.

(In millions)	2013	2012	2011
Defined benefit retirement plans	$7.3	$5.4	$(0.3)
Union sponsored multi-employer pension plan	1.6	1.2	0.9
Retirement savings plans-matching contributions	3.0	3.3	2.9
Retirement savings plans-profit sharing contributions	6.7	7.6	8.0
Net periodic expense	$18.6	$17.5	$11.5

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2013, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2013	2012	2011	2013	2012	2011
Service cost	$1.7	$1.3	$1.5	$0.7	$0.5	$1.1
Interest cost	0.8	1.1	1.1	6.9	6.6	7.2
Expected return on plan assets	—	—	—	(8.0)	(7.3)	(7.8)
Net amortization	4.0	2.3	1.6	1.2	0.9	0.7
Curtailment gain	—	—	—	—	—	(5.7)
Net periodic pension cost (income)	$6.5	$4.7	$4.2	$0.8	$0.7	$(4.5)

(In millions) U.S. Postretirement Plans	2013	2012	2011
Interest cost	0.2	0.3	0.4
Net amortization and deferral	(0.4)	(0.5)	(0.3)
Net periodic postretirement benefit (income) cost	$(0.2)	$(0.2)	$0.1

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2013	2012	2013	2012	2013	2012
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$1.0	$3.1	$(16.5)	$12.1	$(1.6)	$0.1
Amortization of actuarial losses	(3.9)	(2.2)	(1.3)	(0.9)	0.4	0.5
Amortization of prior service credit (cost)	(0.1)	(0.1)	—	—	—	—
Effect of foreign exchange	—	—	0.2	1.9	—	—
Total recognized in other comprehensive income (pre-tax)	$(3.0)	$0.8	$(17.6)	$13.1	$(1.2)	$0.6

The Company expects to recognize $2.4 million of net actuarial loss and an immaterial net prior service cost as a component of net periodic pension cost in 2014 for its defined benefit plans.  The recognition of net prior service credit and net actuarial gain as a component of net periodic postretirement benefit cost in 2014 is expected to be immaterial.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2013 and 2012, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation - beginning of year	$38.6	$33.4	$164.8	$139.8	$8.1	$8.0
Service cost	1.7	1.3	0.7	0.5	—	—
Interest cost	0.8	1.1	6.8	6.6	0.2	0.3
Plan participants’ contributions	—	—	0.1	0.1	0.1	0.1
Actuarial loss (gain)	1.1	3.1	(8.3)	15.2	(1.6)	0.1
Benefits and expenses paid	(0.3)	(0.3)	(4.9)	(3.7)	(0.4)	(0.4)

Currency translation adjustments	—	—	3.5	6.3	—	—
Benefit obligation - end of year	$41.9	$38.6	$162.7	$164.8	$6.4	$8.1
Change in plan assets:
Fair value of plan assets - beginning of year	$—	$—	$128.3	$110.8	$—	$—
Actual return on plan assets	—	—	16.2	10.3	—	—
Employer contributions	0.3	0.3	5.9	5.7	0.3	0.3
Plan participants’ contributions	—	—	0.1	0.1	0.1	0.1
Benefits and expenses paid	(0.3)	(0.3)	(4.9)	(3.7)	(0.4)	(0.4)
Currency translation adjustments	—	—	3.7	5.1	—	—
Fair value of plan assets - end of year	$—	$—	$149.3	$128.3	$—	$—
Amounts recognized in Consolidated Balance Sheets:
Noncurrent Assets	$—	$—	$2.7	$—	$—	$—

Current liabilities	$23.8	$0.3	$0.4	$0.4	$0.6	$0.6
Non-current liabilities	18.1	38.3	15.7	36.1	5.8	7.5
Total Liabilities	$41.9	$38.6	$16.1	$36.5	$6.4	$8.1

Amounts recognized in Accumulated Other Comprehensive Income:
Actuarial net (loss) gain	$(7.3)	$(10.2)	$(32.2)	$(49.7)	$4.3	$3.1
Prior service cost	(0.1)	(0.2)	(0.1)	(0.1)	—	—
Total amounts recognized in accumulated other comprehensive (loss) income	$(7.4)	$(10.4)	$(32.3)	$(49.8)	$4.3	$3.1

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2013.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $40.9 million and $38.0 million as of December 31, 2013 and 2012, respectively.  The European Plans’ ABO exceeded plan assets as of December 31, 2013 and 2012, by $11.0 million and $32.3 million, respectively.  These plans’ ABO was $17.5 million and $160.6 million as of December 31, 2013 and 2012, respectively.  The ABO and plan assets of the U.K. Plan are not included in the 2013 disclosures as the plan is no longer underfunded.

As of December 31, 2013 and 2012, the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans included within “accrued compensation and benefits” was $24.8 million and $1.3 million, respectively, and within “other non-current liabilities” was $39.6 million and $81.9 million, respectively, in the accompanying consolidated balance sheets.

Benefit payments for the plans are expected to be as follows:

(In millions)	U.S. Plans	European Plans	Postretirement Plans

2014	$23.8	$3.8	$0.6
2015	4.5	4.0	0.7
2016	2.2	5.0	0.7
2017	1.1	5.7	0.6
2018	1.4	6.8	0.7
2019-2023	10.2	37.1	2.9
	$43.2	$62.4	$6.2

Fair Values of Pension Assets

The following table presents pension assets measured at fair value at December 31, 2013 and 2012 utilizing the fair value hierarchy discussed in Note 19:

(In millions)	December 31,	Fair Value Measurements at December 31, 2013
Description	2013	Level 1	Level 2	Level 3

Equity funds	$83.3	$—	$83.3	$—
Active corporate bond fund	58.5	—	58.5	—
Diversified investment funds	2.9	—	—	2.9
Insurance contracts	3.6	—	—	3.6
Cash and cash equivalents	1.0	—	1.0	—
Total assets	$149.3	$—	$142.8	$6.5

	December 31,	Fair Value Measurements at December 31, 2012
Description	2012	Level 1	Level 2	Level 3

Equity funds	$70.0	$—	$70.0	$—
Active corporate bond fund	52.1	—	52.1	—
Diversified investment funds	3.1	—	0.3	2.8
Insurance contracts	3.1	—	—	3.1
Total assets	$128.3	$—	$122.4	$5.9

(In millions) Reconciliation of Level 3 Assets	Balance at January 1, 2013	Actual return on plan assets	Purchases, sales and settlements	Changes due to exchange rates	Balance at December 31, 2013
Diversified investment funds	$2.8	$0.2	$(0.2)	$0.1	$2.9
Insurance contracts	3.1	0.1	0.2	0.2	3.6
Total level 3 assets	$5.9	$0.3	$—	$0.3	$6.5

Reconciliation of Level 3 Assets	Balance at January 1, 2012	Actual return on plan assets	Purchases, sales and settlements	Changes due to exchange rates	Balance at December 31, 2012
Diversified investment funds	$2.5	$0.2	$0.1	$—	$2.8
Insurance contracts	2.6	0.2	0.2	0.1	3.1
Total level 3 assets	$5.1	$0.4	$0.3	$0.1	$5.9

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

Diversified investment funds are invested in an external pension fund which in turn invests in a range of asset classes including equities and government and corporate bonds, hedge funds and private equity.  The fair value of the assets as of December 31, 2013 is equal to the fair value of the assets as of January 1, 2013, as provided by the external pension fund, adjusted for cash flows over the year and the estimated investment return on underlying assets over the year.

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

The actual allocations for the pension assets at December 31, 2013 and 2012, and target allocations by asset class, are as follows:

	Percentage Of Plan Assets	Target Allocations	Percentage Of Plan Assets	Target Allocations
Asset Class	2013	2013	2012	2012
U.K. Equity Fund	28.1%	30.6%	28.0%	28.6%
Overseas Equity Fund	27.7	30.6	26.6	28.6
Active Corporate Bond Funds	39.2	34.5	40.6	38.2
Insurance Contracts	2.4	2.4	2.4	2.4
Diversified Investment Funds	1.9	1.9	2.4	2.2
Cash and cash equivalents	0.7	—	—	—
Total	100%	100%	100%	100%

Assumptions

The assumed discount rate for pension plans reflects the market rates for high-quality fixed income debt instruments currently available.  The Buck Standard Yield Curve was used for the U.S. non-qualified and postretirement plans.  For the U.K. plan, plan cash flows were not available and therefore we considered the derived yield to market on a representative bond of suitable duration taken from Buck’s synthetic bond yield curve.  We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans. The assumed discount rate for the U.S. non-qualified plans has changed to use individual discount rates for each plan based on their associated cash flows.

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

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2013, 2012 and 2011 are shown in the following table. These year-end values are the basis for determining net periodic costs for the following year.

	2013	2012	2011
U.S. defined benefit retirement plans:
Discount rates	0.1% - 4.0%	2.0%	3.2%
Rate of increase in compensation	3.0%	3.0%-5.8%	3.0%
Expected long-term rate of return on plan assets	N/A	N/A	N/A

European defined benefit retirement plans:
Discount rates	3.0% - 4.6%	3.25% - 4.5%	4.5% - 4.75%
Rates of increase in compensation	3.0%	3.0%	3.0%
Expected long-term rates of return on plan assets	4.0% — 6.5%	4.0% — 6.5%	4.25% — 6.5%

Postretirement benefit plans:
Discount rates	3.8%	2.75%	3.85%

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2014 pension expense, and the impact on our retirement obligation as of December 31, 2013 for a one-percentage-point change in the discount rate:

	Non-Qualified		Retiree Medical		U.K. Retirement
(In millions)	Pension Plans		Plans		Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	$	N/A	$	N/A	$(1.4)
Discount rate		$(0.1)		$—	$(0.2)

One-percentage-point decrease:
Expected long-term rate of return	$	N/A	$	N/A	$1.4
Discount rate		$0.3		$—	$0.4

Retirement obligation
One-percentage-point increase in discount rate		$(1.1)		$(0.4)	$(21.2)
One-percentage-point decrease in discount rate		$1.2		$0.4	$26.8

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 8.0% for medical non-Medicare eligible, 6.0% for Medicare eligible and 5.0% for dental and vision for 2014.  The medical rates are assumed to gradually decline to 4.5% by 2021, whereas dental and vision rates are assumed to remain constant at 5.0%.  A one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have an insignificant impact on the total of service and interest cost components, and would have an unfavorable and a favorable impact of approximately $0.2 million and $0.2 million on the postretirement benefit obligation for both 2013 and 2012, respectively.

Note 8 - Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2013, were as follows:

(In millions)	2013	2012	2011
Income before income taxes:
U.S.	$149.8	$137.4	$106.3
International	112.8	100.3	69.2
Total income before income taxes	$262.6	$237.7	$175.5

Provision for income taxes:
Current:
U.S.	$30.5	$36.9	$10.6
International	29.2	20.7	7.6
Current provision for income taxes	59.7	57.6	18.2
Deferred:
U.S.	13.1	10.4	24.4
International	3.2	6.1	(1.0)
Deferred provision for income taxes	16.3	16.5	23.4
Total provision for income taxes	$76.0	$74.1	$41.6

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2013, is as follows:

(In millions)	2013	2012	2011
Provision for taxes at U.S. federal statutory rate	$91.9	$83.2	$61.5
State and local taxes, net of federal benefit	2.0	2.2	2.2
Foreign effective rate differential	(12.5)	(10.3)	(8.4)
Research and Development tax credits	(2.8)	(0.7)	(2.0)
Other	(2.6)	0.5	(0.2)
Tax Settlement	—	0.2	(5.5)
Change in valuation allowance	—	(1.0)	(6.0)
Total provision for income taxes	$76.0	$74.1	$41.6

The 2013 tax provision includes a benefit for U.S. Research and Development (“R&D”) tax credits comprised of the current year R&D tax credit and a catch-up adjustment for the prior year R&D tax credit which was excluded from last years’ provision due to the expiration of the tax credit at December 31, 2011.  The current R&D tax credit expired December 31, 2013.

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

As of December 31, 2013 and 2012, we did not have a U.S. income tax provision for undistributed earnings of international subsidiaries.  We do not currently have any specific plans to repatriate funds from our international subsidiaries; however we may do so in the future if a dividend can be remitted with no material tax impact.  Such earnings are considered to be permanently reinvested.  Estimating the tax liability that would result if these earnings were repatriated is not practicable at this time.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.  Principal components of deferred income taxes as of December 31, 2013 and 2012 are:

(In millions)	2013	2012
Assets
Net operating loss carryforwards	$63.6	$56.2
Unfunded pension liability and other postretirement obligations	16.0	15.3
Advanced payments from foreign affiliates	28.9	22.3
Tax credit carryforwards	11.2	35.4
Stock based compensation	14.4	12.6
Other comprehensive income	6.0	14.0
Reserves and other	18.9	14.7
Subtotal	159.0	170.5
Valuation allowance	(62.3)	(49.4)
Total assets	$96.7	$121.1
Liabilities
Accelerated depreciation	(63.4)	(50.1)
Accelerated amortization	(9.2)	(8.2)
Other	(0.8)	(0.2)
Total liabilities	$(73.4)	$(58.5)
Net deferred tax asset	$23.3	$62.6

Deferred tax assets and deferred tax liabilities as presented in the consolidated balance sheets as of December 31, 2013 and 2012 are as follows and are recorded in prepaid expenses and other current assets, deferred tax assets, other accrued liabilities and other non-current liabilities in the consolidated balance sheets:

(In millions)	2013	2012
Current deferred tax assets, net	$63.3	$62.5
Current deferred tax liability, net	(1.4)	(0.2)
Long-term deferred tax assets, net	10.3	15.4
Long-term deferred tax liability, net	(48.9)	(15.1)
Net deferred tax assets	$23.3	$62.6

In July 2013, the FASB issued ASU No. 2013-11, which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward on a jurisdictional basis.  ASU 2013-11 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Early adoption is permitted and the Company has chosen to adopt ASU 2013-11 in the fourth quarter of 2013. The adoption of this standard resulted in a reduction of the Company’s long term deferred tax assets by $21.4 million.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $12.9 million and $10.0 million, respectively.  The valuation allowance as of December 31, 2013 and 2012 relates primarily to net operating loss carryforwards of our foreign subsidiaries, and certain state net operating loss carryforwards for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

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

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2013, we had tax credit carryforwards for U.S. tax purposes of $28.8 million available to offset future income taxes.  These credits will begin to expire if not utilized in 2014.

We also had net operating loss carryforwards for foreign income tax purposes of $231.8 million, for which there are valuation allowances of $214.8 million as of December 31, 2013.  Our foreign net operating losses can be carried forward without limitation in Belgium, Luxembourg and U.K.  The carryforward period in Spain and China is limited to 18 and 5 years, respectively.  We have a full valuation allowance against certain foreign net operating losses for which the Company believes it is not more likely than not that the net operating losses will be utilized.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2013, relate to various Foreign and U.S. jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits:

	Unrecognized Tax Benefits
(In millions)	2013	2012	2011
Balance as of January 1,	$32.6	$12.5	$20.1
Additions based on tax positions related to the current year	5.2	1.7	1.5
Additions/(reductions) for tax positions of prior years	5.7	19.0	(1.1)
Decreases relating to settlements with tax authorities	—	—	(6.7)
Expiration of the statute of limitations for the assessment of taxes	(1.3)	(0.8)	(1.6)
Other, including currency translation	0.5	0.2	0.3
Balance as of December 31,	$42.7	$32.6	$12.5

Included in the unrecognized tax benefits of $42.7 million at December 31, 2013 was $39 million of tax benefits that, if recognized, would impact our annual effective tax rate.  In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. The Company recognized $0.7 million, $0.1 million, ($0.1) million of interest expense (income) related to the above unrecognized tax benefits in 2013, 2012 and 2011, respectively.  The Company had accrued interest of approximately $1.6 million and $0.9 million as of December 31, 2013 and 2012, respectively.  During 2013 we did not reverse any interest and in 2012, we reversed $0.1 million related to the unrecognized tax benefits.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The U.S. tax returns have been audited through 2007.  Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Austria (2007 onward), Belgium (2011 onward), France (2011 onward), Spain (2004 onward) and U.K. (2011 onward).  We are currently under examination in certain of the foreign jurisdictions.

As of December 31, 2013, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2004 onward, some of which are currently under examination by certain European tax authorities.  During 2011, the Company settled an audit with foreign tax authorities in one of the jurisdictions under examination.  The favorable settlement resulted in a reduction of uncertain tax benefits of approximately $5.5 million which was recognized in 2011.  As of December 31, 2013, the Company has not classified any of the unrecognized tax benefits as a current liability as it does not expect to settle any of the tax positions under examinations in various jurisdictions within the next twelve months.

We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the resolution of audits and the passing of the statute of limitations. We are unable to make a reliable estimate of the eventual cash flows of the $42.7 million of unrecognized tax benefits.

Note 9 - Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2013, 2012 and 2011 was as follows:

(Number of shares in millions)	2013	2012	2011
Common stock:
Balance, beginning of year	102.4	101.0	99.5
Activity under stock plans	1.6	1.4	1.5
Balance, end of year	104.0	102.4	101.0
Treasury stock:
Balance, beginning of year	2.5	2.2	2.2
Issued under stock plans	—	—	(0.5)
Repurchased	2.6	0.3	0.5
Balance, end of year	5.1	2.5	2.2
Common stock outstanding	98.9	99.9	98.8

In July 2013, our Board authorized us to repurchase an additional $150 million of our outstanding common stock.  The Company spent $40 million to repurchase 896,653 shares of common stock during the fourth quarter of 2013 under this authorized Repurchase Plan, of which 148,990 shares were settled in January 2014.

In December 2012, our Board authorized us to repurchase up to $50 million of our outstanding common stock (“Repurchase Plan”).  During the six-month period ended June 30, 2013 the Company repurchased a total of 1,573,588 shares at a cost of $50 million and completed the December 2012  Repurchase Plan.

Note 10 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In millions, except per share data)	2013	2012	2011
Non-qualified stock options	$3.8	$4.5	$4.1
Restricted stock, service based (“RSUs”)	6.0	6.5	5.0
Restricted stock, performance based (“PRSUs”)	8.8	4.6	4.7
Employee stock purchase plan	0.3	0.2	0.1
Stock-based compensation expense	$18.9	$15.8	$13.9

Tax benefit from stock options exercised during the period	$5.3	$6.8	$8.5

Non-Qualified Stock Options

Non-qualified stock options have been granted to our employees and directors under our stock compensation plan.  Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2013 is as follows:

	Number of Options (In millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2010	4.5	$10.84	5.16
Options granted	0.6	$19.19
Options exercised	(1.6)	$8.17
Options expired or forfeited	(0.1)	$12.93
Outstanding at December 31, 2011	3.4	$13.55	6.45
Options granted	0.5	$25.03
Options exercised	(0.6)	$10.41
Options expired or forfeited	—	$21.82
Outstanding at December 31, 2012	3.3	$15.67	6.26
Options granted	0.3	$28.27
Options exercised	(0.6)	$14.44
Outstanding at December 31, 2013	3.0	$17.30	5.96

	Year Ended December 31,
(In millions, except weighted average exercise price)	2013	2012
Aggregate intrinsic value of outstanding options	$82.5	$37.4
Aggregate intrinsic value of exercisable options	$66.9	$29.5
Total intrinsic value of options exercised	$10.9	$9.1
Total number of options exercisable	2.2	2.2
Weighted average exercise price of options exercisable	$14.09	$13.57
Total unrecognized compensation cost on nonvested options (a)	$1.6	$2.1

(a)         Unrecognized compensation cost relates to nonvested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

The following table summarizes information about non-qualified stock options outstanding as of December 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding (a)	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (a)	Weighted Average Exercise Price
$7.83	–	10.90	1.1	5.59	$9.38	1.1	$9.38
$14.51	–	21.11	1.0	4.97	$18.54	0.8	$17.45
$22.00	–	28.27	0.9	7.58	$25.79	0.3	$23.54
$7.83	–	28.27	3.0	5.96	$17.30	2.2	$14.09

(a)         in millions

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Risk-free interest rate	1.08%	0.83%	1.88%
Expected option life (in years) Executive	6.32	5.44	4.84
Expected option life (in years) Non-Executive	4.80	4.45	4.71
Dividend yield	—%	—%	—%
Volatility	40.12%	45.76%	44.08%
Weighted-average fair value per option granted	$11.07	$10.24	$7.65

We determine the expected option life for each grant based on ten years of historical option activity for two separate groups of employees (executive and non-executive).  The weighted-average expected life (“WAEL”) is derived from the average midpoint between the vesting and the contractual term and considers the effect of both the inclusion and exclusion of post-vesting cancellations during the ten-year period.  Expected volatility is calculated based on a blend of both historic volatility of our common stock and implied volatility of our traded options.  We weigh both volatility inputs equally and utilize the average as the volatility input for the Black-Scholes calculation.  The risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant and corresponding to the expected term.  No dividends were paid in either period.

Restricted Stock Units — Service Based

As of December 31, 2013, a total of 592,882 shares of service based restricted stock (“RSUs”) were outstanding, which vest based on years of service under the 2003 and 2013 incentive stock plans.  RSUs are granted to key employees, executives and directors of the Company.  The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight line basis over the requisite service period.  The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2013, 2012 and 2011:

	Number of RSUs (In millions)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	1.0	$11.76
RSUs granted	0.3	$20.63
RSUs issued	(0.4)	$12.51
Outstanding at December 31, 2011	0.9	$14.49
RSUs granted	0.3	$25.26
RSUs issued	(0.4)	$12.10
Outstanding at December 31, 2012	0.8	$18.90
RSUs granted	0.2	$28.95
RSUs issued	(0.4)	$15.70
Outstanding at December 31, 2013	0.6	$23.79

As of December 31, 2013, there was total unrecognized compensation cost related to nonvested RSUs of $3.1 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units — Performance Based

As of December 31, 2013, a total of 453,897 shares of performance based restricted stock (“PRSUs”) were outstanding under the 2003 and 2013 incentive stock plans.  The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant.  PRSUs are based on a three year performance period.  Based on current projections and performance targets, it is estimated that an additional 0.3 million performance shares may be issuable for the 2011, 2012 and 2013 awards.  The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period.  A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary, of the Company’s PRSU activity, at original grant amounts, for the years ended December 31, 2013, 2012 and 2011:

	Number of PRSUs (In millions)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	0.6	$9.77
PRSUs granted	0.1	$19.02
Outstanding at December 31, 2011	0.7	$11.53
PRSUs granted	0.1	$25.03
PRSUs additional performance shares	0.2	$8.00
PRSUs issued	(0.5)	$8.28
Outstanding at December 31, 2012	0.5	$16.93
PRSUs granted	0.2	$28.27
PRSUs additional performance shares	0.3	$10.72
PRSUs issued	(0.5)	$10.64
Outstanding at December 31, 2013	0.5	$24.60

As of December 31, 2013, there was total unrecognized compensation cost related to nonvested PRSUs of $3.7 million, which is to be recognized over the remaining vesting period ranging from one year to three years.  The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2013, cash received from stock option exercises and from employee stock purchases was $9.8 million.  We used $7.4 million in cash related to the shares withheld to satisfy employee tax obligations for NQOs exercised and RSUs and PRSUs converted during the year ended December 31, 2013.  We realized a tax benefit of $5.3 million in connection with stock options exercised and RSUs and PRSUs converted during 2013.

We classify the cash flows resulting from these tax benefits as financing cash flows.  We either issue new shares of our common stock or utilize treasury shares upon the exercise of stock options or the conversion of stock units.

Shares Authorized for Grant

As of December 31, 2013, an aggregate of 3.8 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

The Company offers an ESPP, which allows for eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock.  There were 31,003 and 31,448 ESPP shares purchased in 2013 and 2012, respectively.

Note 11 - Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2013, 2012 and 2011, are as follows:

(In millions, except per share data)	2013	2012	2011
Net income	$187.9	$164.3	$135.5

Basic net income per common share:
Weighted average common shares outstanding	100.0	100.2	98.8

Basic net income per common share	$1.88	$1.64	$1.37

Diluted net income per common share:
Weighted average common shares outstanding — Basic	100.0	100.2	98.8
Plus incremental shares from assumed conversions:
Restricted stock units	0.7	0.8	0.9
Stock options	1.4	1.0	1.0
Weighted average common shares outstanding — Diluted	102.1	102.0	100.7

Diluted net income per common share	$1.84	$1.61	$1.35

Anti-dilutive shares outstanding, excluded from computation	—	0.5	0.3

Note 12 — Derivative Financial Instruments

Interest Rate Swap Agreements

In June 2012 and in 2010, we entered into agreements to swap $75 million and $98 million, respectively, of floating rate obligations for fixed rate obligations at 0.6725% and 1.03% against LIBOR in U.S. dollars.  Both swaps were scheduled to mature in March 2014.  As a result of our refinancing of the bank loan, we de-designated the notional $98 million swap which resulted in a charge of $0.4 million.   In September, we terminated the swap and settled for cash of $0.5 million.  Also in September, we entered into three new interest rate swaps, whereby we pay a fixed rate in exchange for floating LIBOR.  The maturity dates of the new swaps are from March 2016 to September 2016 at an average rate of 0.81567%.

All swaps are accounted for as cash flow hedges of our floating rate bank loans.  To ensure the swaps were highly effective, all of the principal terms of the swaps matched the terms of the bank loans.  The remaining balance of the swaps at December 31, 2013 was approximately $150 million.  The fair value of all interest rate swaps was a liability of $0.6 million and $1.0 million at December 31, 2013 and 2012, respectively.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through June 2016.  The aggregate notional amount of these contracts was $187.1 million and $201.2 million at December 31, 2013 and December 31, 2012, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges was a gain of $7.9 million, $6.4 million and $2.9 million, for the years ended December 31, 2013, 2012 and 2011, respectively and are recorded in other comprehensive income (“OCI”).  At December 31, 2013, $11.5 million of the carrying amount of these contracts was classified in other assets and $0.6 million in other liabilities on the consolidated balance sheets and $3.6 million in other assets and $1.6 million classified in other liabilities at December 31, 2012.  During the years ended December 31, 2013, 2012 and 2011, we recognized a net gain of $0.4 million, a net loss of $3.1 million and a net gain of $3.1 million, respectively, recorded in gross margin.  For the three years ended December 31, 2013, 2012 and 2011, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the years ended December 31, 2013, 2012 and 2011, we recognized a net foreign exchange gain of $7.6 million, a gain of $5.3 million, and a loss of $4.8 million, respectively, in the consolidated statements of operations. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $2.6 million classified in other assets and $0.1 million in other liabilities and $3.1 million classified in other assets and $0.1 million in other liabilities on the December 31, 2013 and 2012 consolidated balance sheets, respectively.

The activity in “accumulated other comprehensive income (loss)” related to foreign currency forward exchange contracts for the years ended December 31, 2013, 2012 and 2011 was as follows:

(In millions)	2013	2012	2011
Unrealized gains (losses) at beginning of period	$2.4	$(4.5)	$(0.2)
(Losses) gains reclassified to net sales	(0.3)	2.4	(2.2)
Increase (decrease) in fair value, net of tax of $2.8 million, $1.9 million and ($0.8) million in 2013, 2012 and 2011 respectively	5.1	4.5	(2.1)
Unrealized gains (losses) at end of period	$7.2	$2.4	$(4.5)

Unrealized gains of $4.8 million recorded in “accumulated other comprehensive income,” net of tax of $2.3 million, as of December 31, 2013 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.  The impact of credit risk adjustments was immaterial for the three years.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program.  Hexcel has completed the primary remediation activities and we are in the process of conducting testing to support a monitored natural attenuation (MNA) program.  The accrual is $1.7 million at December 31, 2013.

Lower Passaic River Study Area

In October 2003, we received, along with 66 other entities, a directive from the New Jersey Department of Environmental Protection (“NJDEP”) that requires the entities to assess whether operations at various New Jersey sites, including our former manufacturing site in Lodi, New Jersey, caused damage to natural resources in the Lower Passaic River watershed.  The NJDEP later dismissed us from the Directive.  In February 2004, 42 entities including Hexcel, received a general notice letter from the EPA which requested that the entities consider helping to finance an estimated $10 million towards an EPA study of environmental conditions in the Lower Passaic River watershed.  In May 2005, we voluntarily signed into an agreement with the EPA to participate (bringing the total number of participating entities to 43) in financing such a study up to $10 million, in the aggregate.  Since May 2005, a number of additional PRPs have joined into the agreement with the EPA.  In October 2005, we along with the other EPA notice recipients were advised by the EPA that the notice recipients’ share of the costs of the EPA study was expected to significantly exceed the earlier EPA estimate.  While we and the other recipients were not obligated by our agreement to share in such excess, a Group of notice recipients (73 companies including Hexcel) negotiated an agreement with the EPA to assume responsibility for the study pursuant to an Administrative Order on Consent.  We believe we have viable defenses to the EPA claims and expect that other as yet unnamed parties will also receive notices from the EPA.  In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options ranged from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS; the EPA has not yet taken further action.  The Administrative Order on Consent regarding the study does not cover work contemplated by the FFS.  In June 2012, without admitting liability, we along with 69 other PRPs entered into a further agreement with EPA to remove and cap contaminated sediments near River Mile 10.9 of the Lower Passaic River at an approximate cost of $20 million. We accrued $0.5 million in the second quarter of 2012 for our expected allocation of these costs. Work at River Mile 10.9 is ongoing. Furthermore, the Federal Trustee for natural resources has indicated their intent to perform a natural resources damage assessment on the river and invited the PRPs to participate in the development and performance of this assessment.  The PRP Group, including Hexcel, has not agreed to participate in the assessment at this time. Our ultimate liability for investigatory costs, remedial costs and/or natural resource damages in connection with the Lower Passaic River cannot be determined at this time.

On February 4, 2009, Tierra Solutions (“Tierra”) and Maxus Energy Corporation (“Maxus”) filed a third party complaint in New Jersey Superior Court against us and over 300 other entities in an action brought against Tierra and Maxus (and other entities) by the State of New Jersey.  New Jersey’s suit against Tierra and Maxus relates to alleged discharges of contaminants by Tierra and Maxus to the Passaic River and seeks payment of all past and future costs the State has and will incur regarding cleanup and removal of contaminants, investigation of the Passaic River and related water bodies, assessment of natural resource injuries and other specified injuries.  The third party complaint seeks contribution from us for all or part of the damages that Tierra and Maxus may owe to the State.  At a case management conference held in March 2013, the Court announced that most third-party defendants had reached a tentative settlement with the State of New Jersey which, if approved by the Court, would end the state court litigation as to participating third-party defendants.  We committed to join the settlement and if the settlement is approved by the Court, we would pay New Jersey $0.3 million.  This amount was accrued in the first quarter of 2013.  In December 2013, the Court entered the settlement and entered an order dismissing participating third-party defendants from the litigation.  We have paid our settlement amount into escrow pending any appeal of the Court’s orders.  The scope of Hexcel’s continued involvement in the litigation depends on whether the settlement becomes final and no longer subject to appeal.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies and is operating those in accordance with an order agreed with the State of Washington.  This isolation is expected to ultimately prevent further migration of contaminants to our site and enable us to perform a cleanup of our site.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order as modified.  The total accrued liability related to this matter was $0.8 million at December 31, 2013.

Omega Chemical Corporation Superfund Site, Whittier, CA

We are a potentially responsible party at a former chemical waste site in Whittier, CA. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a

Consent Decree with the EPA.  The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been noticed by the EPA as PRP’s who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time, we have accrued $0.6 million relating to potential liability for both the Omega site and regional groundwater remedies.

Environmental remediation reserve activity for the three years ended December 31, 2013 was as follows:

	For the year ended December 31,
(In millions)	2013	2012	2011
Beginning remediation accrual balance	$6.6	$5.0	$7.3
Current period expenses	0.9	5.0	3.4
Cash expenditures	(3.6)	(3.4)	(5.7)
Ending remediation accrual balance	$3.9	$6.6	$5.0

Capital expenditures for environmental matters	$4.6	$2.4	$4.1

Environmental Summary

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of December 31, 2013 and 2012, our aggregate environmental related accruals were $3.9 million and $6.6 million, respectively.  As of December 31, 2013 and 2012, $3.4 million and $4.2 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accruals were estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $6.5 million and $9.2 million at December 31, 2013 and 2012, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $3.6 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively.  In addition, our operating costs relating to environmental compliance charged directly to expense were $13.5 million and $13.1 million for the years ended December 31, 2013 and 2012.

Product Warranty

Warranty expense for the years ended December 31, 2013, 2012 and 2011, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2010	$4.3
Warranty expense	2.0
Deductions and other	(0.6)
Balance as of December 31, 2011	$5.7
Warranty expense	2.2
Deductions and other	(2.8)
Balance as of December 31, 2012	$5.1
Warranty expense	1.2
Deductions and other	(1.8)
Balance as of December 31, 2013	$4.5

Note 14 — Supplemental Cash Flow

Supplemental cash flow information, for the years ended December 31, 2013, 2012 and 2011, consisted of the following:

(In millions)	2013	2012	2011
Cash paid for:
Interest	$7.6	$12.6	$15.5
Taxes	$49.0	$23.4	$10.2

Note 15 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations.  The components of accumulated other comprehensive income (loss) as of December 31, 2013 and 2012 were as follows:

(In millions)	2013	2012
Currency translation adjustments (a)	$26.7	$7.1
Net unrealized gains on financial instruments, net of tax (b)	8.2	2.2
Pension obligation adjustment, net of tax (c)	(24.2)	(41.2)
Accumulated other comprehensive income (loss)	$10.7	$(31.9)

(a)	The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(b)	Reduced by the tax impact of ($1.8) million and ($0.1) million at December 31, 2013 and 2012, respectively.
(c)	Reduced by the tax impact of $11.1 million and $16.0 million at December 31, 2013 and 2012, respectively.

Note 16 — Segment Information

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

The following table presents financial information on our segments as of December 31, 2013, 2012 and 2011, and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-Party Sales
2013	$1,286.9	$391.3	$—	$1,678.2
2012	1,230.9	347.3	—	1,578.2
2011	1,074.5	317.9	—	1,392.4
Intersegment sales
2013	$68.0	$1.8	$(69.8)	$—
2012	56.8	2.0	(58.8)	—
2011	53.8	1.6	(55.4)	—
Operating income (loss)
2013	$276.3	$58.9	$(64.3)	$270.9
2012	257.3	50.6	(59.1)	248.8
2011	194.5	51.6	(54.1)	192.0
Depreciation
2013	$54.4	$4.7	$0.2	$59.3
2012	52.6	4.5	0.1	57.2
2011	50.8	4.3	0.2	55.3
Equity in earnings from affiliated companies
2013	$—	$1.3	$—	$1.3
2012	—	0.7	—	0.7
2011	—	1.6	—	1.6
Other (income) expense, net
2012	(14.5)	—	5.0	(9.5)
2011	(5.7)	—	2.7	(3.0)
Segment assets
2013	$1,479.2	$244.0	$112.9	$1,836.1
2012	1,295.4	215.2	92.5	1,603.1
2011	1,076.0	192.3	107.8	1,376.1
Investments in affiliated companies
2013	$—	$23.3	$—	$23.3
2012	—	22.6	—	22.6
2011	—	21.7	—	21.7
Accrual basis additions to property, plant and equipment
2013	$194.6	$11.9	$—	$206.5
2012	228.6	12.5	0.2	241.3
2011	176.6	6.9	1.0	184.5

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2013, 2012 and 2011:

(In millions)	2013	2012	2011
Net sales by Geography (a):
United States	$871.0	$801.4	$721.5
International
France	321.1	302.9	257.6
Spain	164.8	150.6	142.6
United Kingdom	110.9	114.7	102.1
Austria	96.2	105.0	95.5
Other	114.2	103.6	73.1
Total international	807.2	776.8	670.9
Total consolidated net sales	$1,678.2	$1,578.2	$1,392.4

Net Sales to External Customers (b):
United States	$765.2	$719.4	$615.7
International
France	146.1	144.4	132.3
Germany	135.2	128.2	87.7
Spain	154.7	123.9	120.8
United Kingdom	81.4	82.2	80.2
Other	395.6	380.1	355.7
Total international	913.0	858.8	776.7
Total	$1,678.2	$1,578.2	$1,392.4

Long-lived assets (c):
United States	$854.6	$733.5	$568.2
International
United Kingdom	92.6	83.8	68.4
Spain	73.2	68.2	60.5
France	55.8	37.9	36.0
Other	75.5	48.8	46.4
Total international	297.1	238.7	211.3
Total consolidated long-lived assets	$1,151.7	$972.2	$779.5

(a)         Net sales by geography based on the location in which the product sold was manufactured.

(b)         Net sales to external customers based on the location to which the product sold was delivered.

(c)          Long-lived assets primarily consist of property, plant and equipment, net and goodwill.

Significant Customers and Suppliers

Boeing and its subcontractors accounted for approximately 34%, 29% and 30% of 2013, 2012 and 2011 net sales, respectively.  Similarly, Airbus Group, including Airbus and its subcontractors, accounted for approximately 29%, 28% and 27% of 2013, 2012 and 2011 net sales, respectively.  In the Composite Materials segment approximately 24%, 19% and 20% of sales for 2013, 2012 and 2011, respectively, were to Boeing and its subcontractors.  Approximately 35%, 34% and 33% of sales for 2013, 2012 and 2011, respectively were to Airbus Group and its subcontractors.  In the Engineered Products segment approximately 68%, 66% and 64% of sales for 2013, 2012 and 2011, respectively were to Boeing and its subcontractors.

A significant decline in business with Boeing or Airbus Group could materially impact our business, operating results, prospects and financial condition.

Certain key raw materials we consume are available from relatively few sources, and in many cases the cost of product qualification makes it impractical to develop multiple sources of supply. The lack of availability of these materials could under certain circumstances materially impact our consolidated results of operations.

Note 17 — Other Income, net

Other income, net for the two years ended December 31, 2012, consisted of the following:

(In millions)	2012	2011
Business interruption insurance settlement	$(9.6)	$—
Gain on sale of land	(4.9)	—
Pension curtailment gain	—	(5.7)
Environmental expense	5.0	2.7
Other income, net	$(9.5)	$(3.0)

In 2012, the company settled a business interruption insurance claim resulting from tornado damage in 2011 and recorded operating income of $9.6 million.  Also in 2012, the Company recorded a pre-tax gain of $4.9 million on the sale of land from a previously closed manufacturing facility and $5.0 million of charges primarily for additional remediation of a manufacturing facility sold in 1986.

Effective January 31, 2011, credited service for the participants in our U.K. plan was frozen.  This resulted in recognizing $5.7 million of prior unrecognized service credits as a curtailment gain and also reduced the projected plan obligation by $1.6 million.  Also in 2011, the Company recorded an additional $2.7 million in expense for additional environmental reserves primarily to remediate our former Lodi, New Jersey manufacturing facility that was sold in 1986 as further discussed in Note 13 to the consolidated financial statements.

Note 18 — Non-operating Expense

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

Note 19 — Fair Value Measurements

The fair values of our financial instruments are classified into one of the following categories:

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk.  At December 31, 2013 and 2012, we did not have any assets or liabilities that utilize Level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $14.0 million and $1.3 million, and approximately $6.6 million and $2.7 million respectively at December 31, 2013 and 2012.  In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swap — valued using LIBOR yield curves at the reporting date.  Fair value was a liability of $0.6 million at December 31, 2013.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date.  Fair value of assets and liabilities at December 31, 2013 was $14.0 million and $0.7 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in 2013 that would reduce the receivable amount owed, if any, to the Company.

Note 20 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2013 and 2012 were:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter
2013
Net sales	$416.5	$422.6	$412.3	$426.8
Gross margin	112.0	116.8	112.1	113.1
Operating income	63.0	71.9	69.0	67.0
Net income	43.6	48.5	48.7	47.1

Net income per common share:
Basic	$0.43	$0.49	$0.49	$0.47
Diluted	$0.43	$0.48	$0.48	$0.46

Market price:
High	$30.23	$35.46	$39.67	$44.69
Low	$26.50	$27.64	$33.88	$38.09

2012
Net sales	$400.1	$399.2	$391.6	$387.3
Gross margin	106.4	105.5	99.2	95.6
Other income, net	—	(9.5)	—	—
Operating income	60.6	73.9	60.0	54.3
Net income	39.6	48.0	39.8	36.9

Net income per common share:
Basic	$0.40	$0.48	$0.40	$0.37
Diluted	$0.39	$0.47	$0.39	$0.36

Market price:
High	$26.71	$27.80	$26.49	$27.29
Low	$23.42	$23.05	$22.53	$23.55

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	Balance at beginning of year	Charged to expense/(recovery)	Deductions and other	Balance at end of year
Year ended December 31, 2013
Allowance for doubtful accounts	$1.8	$—	$(0.9)	$0.9
Valuation allowance for deferred tax assets	49.4	10.5	2.4	62.3

Year ended December 31, 2012
Allowance for doubtful accounts	$1.2	$1.1	$(0.5)	$1.8
Valuation allowance for deferred tax assets	39.4	9.0	1.0	49.4

Year ended December 31, 2011
Allowance for doubtful accounts	$1.5	$—	$(0.3)	$1.2
Valuation allowance for deferred tax assets	36.5	10.5	(7.6)	39.4