Form 10-Q
period 2014-03-31
HEXCEL CORP /DE/
filed 2014-04-21
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2014
COMMON STOCK	97,789,103

HEXCEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$50.0	$65.5
Accounts receivable, net	280.9	232.4
Inventories	283.9	265.3
Prepaid expenses and other current assets	86.9	93.2
Total current assets	701.7	656.4

Property, plant and equipment	1,701.8	1,661.2
Less accumulated depreciation	(610.5)	(593.8)
Property, plant and equipment, net	1,091.3	1,067.4

Goodwill and intangible assets	61.1	61.0
Investments in affiliated companies	22.1	23.3
Deferred tax assets	10.0	10.3
Other assets	18.5	17.7

Total assets	$1,904.7	$1,836.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$2.8	$3.0
Accounts payable	131.8	135.9
Accrued liabilities	129.3	129.8
Total current liabilities	263.9	268.7

Long-term debt	352.0	292.0
Other non-current liabilities	123.8	115.0
Total liabilities	739.7	675.7

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 104.5 and 104.0 shares issued at March 31, 2014 and December 31, 2013, respectively	1.0	1.0
Additional paid-in capital	663.7	642.3
Retained earnings	686.2	636.1
Accumulated other comprehensive income	9.8	10.7
	1,360.7	1,290.1
Less — Treasury stock, at cost, 6.6 shares at March 31, 2014 and 5.1 shares at December 31, 2013	(195.7)	(129.7)
Total stockholders’ equity	1,165.0	1,160.4

Total liabilities and stockholders’ equity	$1,904.7	$1,836.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2014	2013

Net sales	$461.7	$416.5
Cost of sales	332.5	304.5
Gross margin	129.2	112.0

Selling, general and administrative expenses	41.0	38.0
Research and technology expenses	13.6	11.0
Operating income	74.6	63.0

Interest expense, net	1.8	1.7
Income before income taxes and equity in earnings of affiliated companies	72.8	61.3
Provision for income taxes	22.8	17.9
Income before equity in earnings of affiliated companies	50.0	43.4
Equity in earnings of affiliated companies	0.1	0.2
Net income	$50.1	$43.6

Basic net income per common share:	$0.51	$0.43

Diluted net income per common share:	$0.50	$0.43

Weighted average common shares outstanding:
Basic	98.5	100.4
Diluted	100.6	102.1

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2014	2013

Net income	$50.1	$43.6

Currency translation adjustments	0.4	(17.0)
Net unrealized pension and other benefit actuarial gains and prior service costs	—	2.6
Net unrealized losses on financial instruments, net of tax	(1.3)	(6.2)
Other comprehensive loss	(0.9)	(20.6)
Comprehensive income	$49.2	$23.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(In millions)	2014	2013

Cash flows from operating activities
Net income	$50.1	$43.6
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	17.1	14.3
Amortization of deferred financing costs	0.3	0.5
Deferred income taxes	19.3	1.2
Equity in earnings from affiliated companies	(0.1)	(0.2)
Stock-based compensation	8.8	8.7
Excess tax benefits on stock-based compensation	(3.5)	(3.7)

Changes in assets and liabilities:
Increase in accounts receivable	(48.3)	(40.2)
Increase in inventories	(18.3)	(16.2)
(Increase) decrease in prepaid expenses and other current assets	(6.4)	2.7
Increase in accounts payable and accrued liabilities	11.9	20.8
Other-net	2.5	1.7
Net cash provided by operating activities	33.4	33.2

Cash flows from investing activities
Capital expenditures	(55.0)	(48.1)
Net cash used for investing activities	(55.0)	(48.1)

Cash flows from financing activities
Proceeds from senior secured credit facility	60.0	21.0
Repayment of capital lease obligation and other debt, net	(0.2)	(1.3)
Repayment of senior secured credit facility - term loan	—	(2.5)
Repurchase of stock	(48.3)	(15.0)
Activity under stock plans	(5.2)	(0.3)
Net cash provided by financing activities	6.3	1.9
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.3)
Net decrease in cash and cash equivalents	(15.5)	(14.3)
Cash and cash equivalents at beginning of period	65.5	32.6
Cash and cash equivalents at end of period	$50.0	$18.3

Supplemental data:
Accrual basis additions to property, plant and equipment	$40.0	$41.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation.  Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our significant accounting policies.

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

In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.  The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited 2013 consolidated balance sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2014.

Investments in Affiliated Companies

We have a 50% equity ownership investment in an Asian joint venture Aerospace Composites Malaysia Sdn. Bhd.  We have determined that this investment is not a variable interest entity.  As such, we account for our share of the earnings of this affiliated company using the equity method of accounting.

Note 2 — Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2014	2013

Basic net income per common share:
Net income	$50.1	$43.6

Weighted average common shares outstanding	98.5	100.4

Basic net income per common share	$0.51	$0.43

Diluted net income per common share:
Net income	$50.1	$43.6

Weighted average common shares outstanding — Basic	98.5	100.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.7	0.7
Stock options	1.4	1.0
Weighted average common shares outstanding — Dilutive	100.6	102.1

Diluted net income per common share	$0.50	$0.43

Total shares underlying stock options of 0.2 million and 0.8 million were excluded from the computation of diluted net income per share for the quarters ended March 31, 2014 and 2013, respectively, as they were anti-dilutive.

Note 3 — Inventories

(In millions)	March 31, 2014	December 31, 2013
Raw materials	$116.9	$103.4
Work in progress	61.9	62.2
Finished goods	105.1	99.7
Total inventories	$283.9	$265.3

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters ended March 31, 2014 and 2013 were as follows:

	Quarter Ended March 31,
(In millions)	2014	2013
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.7
Interest cost	0.2	0.2
Net amortization and deferral	0.9	0.7
Settlement expense	1.3	—
Net periodic benefit cost	$2.7	$1.6

	March 31, 2014	December 31, 2013
Amounts recognized on the balance sheet:
Accrued liabilities	$23.8	$23.8
Other non-current liabilities	20.3	18.1
Total accrued benefit	$44.1	$41.9

	Quarter Ended March 31,
(In millions)	2014	2013
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.1
Interest cost	1.8	1.7
Expected return on plan assets	(2.4)	(1.8)
Net amortization and deferral	0.1	0.2
Net periodic (benefit) cost	$(0.3)	$0.2

	March 31, 2014	December 31, 2013
Amounts recognized on the balance sheet:
Noncurrent asset	$5.6	$2.7

Accrued liabilities	$1.8	$0.4
Other non-current liabilities	17.2	15.7
Total accrued benefit	$19.0	$16.1

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are due.  Under the provisions of these non-qualified plans, we expect to contribute $23.8 million in 2014 to cover benefit payments.  We contributed $0.3 million to our U.S. non-qualified defined benefit retirement plans during the 2013 fiscal year.

We contributed $1.4 million and $1.5 million to our European defined benefit retirement plans in the first quarter of 2014 and 2013, respectively.  We plan to contribute approximately $3.8 million in total during 2014 to these European plans.  We contributed $5.9 million to our European defined benefit retirement plans during the 2013 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters ended March 31, 2014 and 2013 were immaterial.

	March 31, 2014	December 31, 2013
Amounts recognized on the balance sheet:
Accrued liabilities	$0.6	$0.6
Other non-current liabilities	5.5	5.8
Total accrued benefit	$6.1	$6.4

In connection with our postretirement plans, we contributed $0.1 million during each of the first quarters ended March 31, 2014 and 2013, respectively.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  We expect to contribute approximately $0.6 million in total in 2014 to cover unfunded benefits.  We contributed $0.3 million to our postretirement plans during the 2013 fiscal year.

Note 5 — Debt

(In millions)	March 31, 2014	December 31, 2013
Working capital line of credit — China	$2.8	$3.0
Short-term borrowings	2.8	3.0

Senior secured credit facility — revolving loan due 2018	352.0	292.0
Long-term debt	352.0	292.0
Total debt	$354.8	$295.0

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

As of March 31,2014 the Company had two agreements to swap $75 million of floating rate obligations for fixed rate obligations at an average of 0.959% and 0.75% against LIBOR in U.S. dollars.  Of the total of $150 million of swaps outstanding at March 31, 2014, $50 million matures each of March 2016, September 2016, and March 2017.  All of the swaps were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans.  The fair value of each interest rate swap was an asset of $0.2 million and a liability of $0.5 million at March 31, 2014.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through September 2015.  The aggregate notional amount of these contracts was $168.5 million and $187.1 million at March 31, 2014 and December 31, 2013, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, gains of $0.8 million and losses of $7.7 million, were recorded in other comprehensive income (“OCI”) for the three-month periods ended March 31, 2014, and 2013.  The $10.3 million carrying amount of these contracts was classified in other assets and $0.4 million in other liabilities on the condensed consolidated balance sheets at March 31, 2014 and $11.5 million in other assets and $0.6 million classified in other liabilities at December 31, 2013.  During the three months ended March 31, 2014 and 2013, we recognized a net $1.6 million increase and a $0.2 million net increase in gross margin, respectively.  For the quarters ended March 31, 2014 and 2013, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended March 31, 2014 and 2013, we recognized net foreign exchange losses of $0.2 million and $4.7 million, respectively, in the condensed consolidated statements of operations.  The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $1.2 million classified in other assets and $0.2 million in other liabilities and $2.6 million classified in other assets and $0.1 million in other liabilities on the March 31, 2014 and December 31, 2013 condensed consolidated balance sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended March 31, 2014 and 2013 was as follows:

	Quarter Ended March 31,
(In millions)	2014	2013
Unrealized gains at beginning of period, net of tax	$7.2	$2.4
Gains reclassified to net sales	(1.1)	(0.2)
Increase (decrease) in fair value	0.6	(6.0)
Unrealized gains (losses) at end of period, net of tax	$6.7	$(3.8)

As of March 31, 2014, unrealized gains recorded in “accumulated other comprehensive income,” net of tax, total $6.7 million, of which $4.9 million are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

The income tax provisions for the quarters ended March 31, 2014 and 2013 were $22.8 million and $17.9 million, respectively. Our effective tax rate for the current quarter was 31.3% as compared to 29.2% in 2013.  The prior-year quarter benefitted from the extension of the 2012 and 2013 U.S. Research & Development tax credits that was enacted in January 2013.  The full benefit from 2012 was taken in the first quarter of 2013 and reduced the rate by one percentage point.

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs.  For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  The fair value of these assets and liabilities was approximately $11.7 million and $1.1 million, and approximately $14.0 million and $1.3 million, respectively, at March 31, 2014 and December 31, 2013, respectively.  In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swaps — valued using LIBOR yield curves at the reporting date.  Fair value was an asset of $0.2 million and a liability of $0.5 million at March 31, 2014.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date.  Fair value of assets and liabilities at March 31, 2014 was $11.5 million and $0.6 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2014 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our segments for the quarters ended March 31, 2014 and 2013 is as follows:

	(Unaudited)
(In millions)	Composite Materials	Engineered Products	Corporate & Other (a)	Total
First Quarter 2014
Net sales to external customers:
Commercial aerospace	$224.8	$78.4	$—	$303.2
Space and defense	68.6	27.0	—	95.6
Industrial	62.9	—	—	62.9
Net sales to external customers	356.3	105.4	—	461.7
Intersegment sales	18.5	0.1	(18.6)	—
Total sales	374.8	105.5	(18.6)	461.7

Operating income (a)	75.9	16.4	(17.7)	74.6
Depreciation and amortization	15.6	1.4	0.1	17.1
Stock-based compensation expense	3.3	0.7	4.8	8.8
Accrual basis additions to capital expenditures	38.4	1.6	—	40.0

First Quarter 2013
Net sales to external customers:
Commercial aerospace	$201.7	$67.2	$—	$268.9
Space and defense	72.8	23.2	—	96.0
Industrial	50.3	1.3	—	51.6
Net sales to external customers	324.8	91.7	—	416.5
Intersegment sales	16.7	0.6	(17.3)	—
Total sales	341.5	92.3	(17.3)	416.5

Operating income (a)	67.9	13.4	(18.3)	63.0
Depreciation and amortization	13.1	1.2	—	14.3
Stock-based compensation expense	2.0	0.5	6.2	8.7
Accrual basis additions to capital expenditures	38.4	3.0	—	41.4

(a)   We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	March 31, 2014	December 31, 2013
Composite Materials	$45.0	$45.0
Engineered Products	16.1	16.0
Goodwill and intangible assets	$61.1	$61.0

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program.  Hexcel has completed the primary remediation activities and we are in the process of conducting testing to support a monitored natural attenuation (MNA) program.  The accrual is $1.3 million at March 31, 2014.

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

In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  The estimated costs for the six options ranged from $900 million to $2.3 billion.  The PRP Group provided comments to the EPA on the FFS.  On April 11, 2014, the EPA issued the FFS, which proposes the bank to bank dredging of the lower eight miles of the river, which is expected to cost over $1.73 billion, according to the EPA.  The FFS is subject to public comment until June 20, 2014 and a final decision is not expected for several months thereafter.  The Administrative Order on Consent regarding the study mentioned above does not cover work contemplated by the FFS.  Hexcel is not currently subject to any obligation to undertake this work.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies on its upgradient site and is operating those pursuant to an order agreed with the State of Washington.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order.  Ecology has recently approved a reduced number of wells and a reduced pumping volume for Hexcel’s wells on its property.  The total accrued liability related to this matter was $0.7 million at March 31, 2014.

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; Omega Chemical and other sites are accrued in the condensed consolidated balance sheets.  As of March 31, 2014, our aggregate environmental related accruals were $2.8 million, of which $2.5 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $1.5 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarters ended March 31, 2014 and 2013 was $1.0 million and $0.8 million, respectively.  In addition, our operating costs relating to environmental compliance charged to expense were $3.5 million and $3.3 million for the quarters ended March 31, 2014 and 2013, respectively.  Capital expenditures for environmental matters were $1.1 million and $0.8 million for the quarters ended March 31, 2014 and 2013, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter ended March 31, 2014, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2013	$4.5
Warranty expense	0.5
Deductions and other	(0.7)
Balance as of March 31, 2014	$4.3

Note 11 — Stock Repurchase Plan

In July 2013, our Board authorized us to repurchase $150 million of our outstanding common stock (“2013 Repurchase Plan”).  The Company spent $48.3 million to repurchase 1,151,218 shares of common stock during the first quarter of 2014 under the 2013 Repurchase Plan.  In the fourth quarter of 2013, the Company spent $40 million to repurchase 896,653 shares of common stock, of which 148,990 shares were settled in January 2014.  At March 31, 2014, there is $61.7 million remaining under the 2013 Repurchase Plan.

In December 2012, our Board authorized us to repurchase up to $50 million of our outstanding common stock (“2012 Repurchase Plan”).  During the six-month period ended June 30, 2013, the Company repurchased a total of 1,573,588 shares at a cost of $50 million and completed the 2012 Repurchase Plan.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop, manufacture, and market lightweight, high-performance structural materials, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, adhesives, engineered honeycomb and composite structures, for use in Commercial Aerospace, Space & Defense and Industrial Applications.  Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, and a wide variety of recreational products and other industrial applications.

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

Net sales for the quarter were $461.7 million, 10.9% higher (9.7% in constant currency) than the $416.5 million reported for the first quarter of 2013, led by the Commercial Aerospace market.

Commercial Aerospace sales of $303.2 million increased 12.8% (12.0% in constant currency) for the quarter as compared to the first quarter of 2013.  Revenues attributed to new aircraft programs (A380, B747-8, B787, A350, A320neo and B737 MAX) increased over 25% versus the same period last year, with the A350 and B787 shipments leading the growth.  Airbus and Boeing legacy aircraft related sales for the quarter were up about 4% compared to 2013.

Sales to “Other Commercial Aerospace,” which include regional and business aircraft customers, were over 10% higher compared to the first quarter of 2013, and about the same level as the fourth quarter of 2013.

Space & Defense sales of $95.6 million were just lower than the first quarter of 2013 and nearly 8% above the fourth quarter of 2013.  European and Asian helicopter sales were softer than expected, which offset the growth in the A400M program.

Total Industrial sales of $62.9 million for the first quarter of 2014 were 21.9% higher (18.7% in constant currency) than the weak first quarter of 2013.  The increases were across the board, including wind sales which were up over 15% in constant currency as compared to the first quarter of 2013.

Sales volume and the continued improvement in operating performance resulted in gross margin of 28.0% of net sales for the quarter, as compared to 26.9% in the first quarter of 2013.  Selling, general and administrative expenses were 7.9% higher than the first quarter of 2013.  Research and technology expenses in the first quarter of 2014 of $13.6 million were $2.6 million higher than the comparable 2013 period as we invested in several development programs for aerospace.  We expect the first quarter spend to be the peak for 2014.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first quarter of 2014 was a use of $22  million versus a use of $15 million in 2013, as seasonal effects typically cause cash usage in the first quarter.  The increased usage was due to higher capital expenditures, as cash used for capital expenditures was $55 million in the first quarter of 2014 as compared to $48 million in 2013. We continue to expect 2014 accrual basis capital expenditures to be in the range of $225 million to $250 million.

Financial Overview

Results of Operations

	Quarter Ended March 31,		%
(In millions, except per share data)	2014	2013	Change
Net sales	$461.7	$416.5	10.9%
Net sales change in constant currency			9.7%
Operating income	74.6	63.0	18.4%
As a percentage of net sales	16.2%	15.1%
Net income	50.1	43.6	14.9%
Diluted net income per common share	$0.50	$0.43

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2014 and 2013:

	Quarter Ended March 31,
(In millions)	2014	2013	% Change
Consolidated Net Sales	$461.7	$416.5	10.9%
Commercial Aerospace	303.2	268.9	12.8%
Space & Defense	95.6	96.0	(0.4)%
Industrial	62.9	51.6	21.9%

Composite Materials	$356.3	$324.8	9.7%
Commercial Aerospace	224.8	201.7	11.5%
Space & Defense	68.6	72.8	(5.8)%
Industrial	62.9	50.3	25.0%

Engineered Products	$105.4	$91.7	14.9%
Commercial Aerospace	78.4	67.2	16.7%
Space & Defense	27.0	23.2	16.4%
Industrial	—	1.3	NM

Sales by Segment

Composite Materials: Net sales of $356.3 million in the first quarter 2014 increased $31.5 million over the $324.8 million in the prior year driven by an 11.5% increase in Commercial Aerospace sales. Space and Defense sales declined 5.8% from 2013 and Industrial sales increased to $62.9 million or 25% compared to a weak first quarter in 2013.

Engineered Products: Net sales of $105.4 million in the first quarter 2014 increased $13.7 million over the $91.7 million for 2013 driven by an over 16% increase in Commercial Aerospace and Space & Defense sales.  The $3.8 million increase in Space & Defense sales was primarily driven by the ramp up of several helicopter programs in the Americas. There are not significant sales to the Industrial market from this segment.

Sales by Market

Commercial Aerospace: Net sales increased $34.3 million, or 12.8% (12.0% on a constant currency basis), to $303.2 million for the first quarter of 2014.  New aircraft programs (A380, B747-8, B787, A350, A320neo and B737 MAX) increased over 25% versus the same period last year, with the A350 and B787 shipments leading the growth.  Airbus and Boeing legacy aircraft related sales for the quarter were up about 4% compared to 2013.  Sales to other commercial aerospace, which includes regional and business aircraft customers, were over 10% higher compared to the first quarter of 2013, and about the same level as the fourth quarter of 2013.

Space & Defense: Net sales of $95.6 million were just lower than the first quarter of 2013 and nearly 8% above the fourth quarter of 2013.  European and Asian helicopter sales were softer than expected, which offset the growth in the A400M program.

Industrial: Total Industrial sales of $62.9 million for the first quarter of 2014 were 21.9% higher (18.7% in constant currency) than the weak first quarter of 2013.  The increases were across the board, including wind sales were up over 15% in constant currency as compared to the first quarter of 2013.

Gross Margin

	Quarter Ended March 31,
(In millions)	2014	2013	% Change
Gross margin	$129.2	$112.0	15.4%
Percentage of sales	28.0%	26.9%

We achieved a gross margin percentage of 28.0% in the first quarter of 2014 benefitting from strong volume and continued improvement in operating performance. Foreign exchange rates were a nominal unfavorable impact to the gross margin percentage as compared to the first quarter of 2013.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2014	2013	% Change
SG&A expense	$41.0	$38.0	7.9%
Percentage of sales	8.9%	9.1%

R&T expense	$13.6	$11.0	23.6%
Percentage of sales	2.9%	2.6%

SG&A expenses were up 6.7% in constant currency as compared to the first quarter of 2013.  R&T expenses were $2.6 million higher than the comparable 2013 period primarily due to investments for several development programs for aerospace.  The majority of the R&T spend is in the Composites Materials segment.  We expect the first quarter’s spending to be the peak for 2014.

Operating Income

	Quarter Ended March 31,
(In millions)	2014	2013	% Change
Consolidated operating income	$74.6	$63.0	18.4%

Operating margin	16.2%	15.1%

Composite Materials	75.9	67.9	11.8%
Operating margin	20.3%	19.9%
Engineered Products	16.4	13.4	22.4%
Operating margin	15.5%	14.5%
Corporate & Other	(17.7)	(18.3)	(3.3)%

Operating margin increased 110 basis points as compared to first quarter of 2013 driven by higher sales and continued improvements in operating performance.  Adjusted for the impact of exchange rates, the improvement was about 20 basis points better.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2014	2013	% Change
Interest expense, net	$1.8	$1.7	5.9%

The modest increase in interest expense for the first quarter of 2014 was primarily due to higher average borrowings in 2014 partially offset by lower average borrowing costs as a result of the refinancing in June 2013.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2014	2013
Income tax expense	$22.8	$17.9
Effective tax rate	31.3%	29.2%

Our effective tax rate for the quarter was 31.3% as compared to 29.2% in 2013.  The 2013 quarter benefitted from the full retroactive impact of the extension of the 2012 U.S. Research & Development tax credits that was enacted in January 2013.  The full benefit from 2012 was taken in the first quarter of 2013 and reduced the rate by one percentage point.

Financial Condition

Liquidity:  As of March 31, 2014, we had cash and cash equivalents of $50.0 million and our total debt, net of cash, was $304.8 million, as compared to $229.5 million at December 31, 2013.  At March 31, 2014, total borrowings under the $600 million Senior Secured Credit Facility (the “Facility”) were $352 million.  The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of March 31, 2014, we had issued letters of credit under the Facility totaling $1.8 million, resulting in undrawn availability under the Facility as of March 31, 2014 of $246 million.  In addition, we borrowed $2.8 million from the credit line established in China associated with our operations there.

The facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the new facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the new facility.  In addition, the new facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2014 we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and, if necessary, our revolving credit facility. As of March 31, 2014, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until June 2018 when our revolver facility expires.

Operating Activities:  Net cash provided by operating activities was $33.4 million in the first quarter of 2014, as compared to net cash provided by operating activities of $33.2 million in the first quarter of 2013.  Increase in earnings was offset by an increase in working capital due to the sales growth.

Investing Activities:  Net cash used for investing activities of $55.0 million and $48.1 million in the first quarter of 2014 and 2013, respectively, was for capital expenditures.

Financing Activities:  Financing activities provided $6.3 million of net cash in the first quarter of 2014 compared to $1.9 million in the same period of 2013.  The increases in borrowings were used for stock repurchases as described below.

In July 2013, our Board authorized us to repurchase up to $150 million of our outstanding common stock (“2013 Repurchase Plan”).  During the quarter, the Company invested $48.3 million and bought back shares under its authorized Repurchase Plan.  At March 31, 2014, there is $61.7 million remaining under the 2013 Repurchase Plan.

In the first quarter of 2013, we repurchased $15 million of stock under a prior share repurchase program.

Financial Obligations and Commitments: As of March 31, 2014, current maturities of notes payable (our foreign credit line) were $2.8 million. The next significant scheduled debt maturity will not occur until 2018, the year the senior secured credit facility matures.  Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There were no significant changes in our accounting policies and estimates since the end of fiscal 2013.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2013 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2014 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse effects or give rise to additional material risks not now contemplated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 — January 31, 2014	149,190	$53.33	149,190		$109,991,595

February 1 — February 28, 2014	1,061,119	41.80	1,061,991		65,631,540

March 1 — March 31, 2014	89,899	43.59	89,899		61,713,255

Total	1,300,208	$43.25	1,300,208	(1)	$61,713,255

(1)         In July 2013, our Board authorized us to repurchase $150 million of our outstanding common stock.  The Company spent $40 million to repurchase 896,653 shares of common stock during the fourth quarter of 2013 under the 2013 Repurchase Plan, of which 148,990 shares were settled in January 2014.  Excluding the settlement of the stock repurchased in 2013 and settled in 2014, in the first quarter of 2014 the Company spent $48.3 million to repurchase an additional 1,151,218 shares of common stock.  An additional 50,000 repurchased shares of common stock were settled in April 2014 at a cost of $2.2 million.

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

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

April 21, 2014	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.