Form 10-Q
period 2014-06-30
HEXCEL CORP /DE/
filed 2014-07-21
CIK 717605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 16, 2014
COMMON STOCK	96,333,136

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$43.8	$65.5
Accounts receivable, net	281.5	232.4
Inventories	288.4	265.3
Prepaid expenses and other current assets	80.1	93.2
Total current assets	693.8	656.4

Property, plant and equipment	1,767.1	1,661.2
Less accumulated depreciation	(627.2)	(593.8)
Property, plant and equipment, net	1,139.9	1,067.4

Goodwill and intangible assets	61.1	61.0
Investments in affiliated companies	23.2	23.3
Other assets	29.4	28.0

Total assets	$1,947.4	$1,836.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$2.8	$3.0
Accounts payable	128.0	135.9
Accrued liabilities	136.8	129.8
Total current liabilities	267.6	268.7

Long-term debt	395.0	292.0
Other non-current liabilities	128.6	115.0
Total liabilities	791.2	675.7

Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 104.7 and 104.0 shares issued at June 30, 2014 and December 31, 2013, respectively	1.0	1.0
Additional paid-in capital	671.3	642.3
Retained earnings	736.8	636.1
Accumulated other comprehensive income	9.2	10.7
	1,418.3	1,290.1
Less — Treasury stock, at cost, 8.2 shares at June 30, 2014 and 5.1 shares at December 31, 2013	(262.1)	(129.7)
Total stockholders’ equity	1,156.2	1,160.4

Total liabilities and stockholders’ equity	$1,947.4	$1,836.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013

Net sales	$470.1	$422.6	$931.8	$839.1
Cost of sales	341.0	305.8	673.5	610.3
Gross margin	129.1	116.8	258.3	228.8

Selling, general and administrative expenses	37.1	34.8	78.1	72.8
Research and technology expenses	10.9	10.1	24.5	21.1
Other operating expense	6.0	—	6.0	—
Operating income	75.1	71.9	149.7	134.9

Interest expense, net	2.0	2.1	3.8	3.8
Non-operating expense	—	1.0	—	1.0
Income before income taxes and equity in earnings of affiliated companies	73.1	68.8	145.9	130.1
Provision for income taxes	22.9	20.6	45.7	38.5
Income before equity in earnings of affiliated companies	50.2	48.2	100.2	91.6
Equity in earnings of affiliated companies	0.4	0.3	0.5	0.5
Net income	$50.6	$48.5	$100.7	$92.1

Basic net income per common share:	$0.52	$0.49	$1.03	$0.92

Diluted net income per common share:	$0.51	$0.48	$1.01	$0.90

Weighted average common shares outstanding:
Basic	97.3	100.0	97.9	100.2
Diluted	99.2	101.8	99.9	102.0

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013

Net income	$50.6	$48.5	$100.7	$92.1

Currency translation adjustments	0.5	6.6	0.9	(10.4)
Net unrealized pension and other benefit actuarial gains (losses) and prior service costs (credits)	(0.3)	—	(0.3)	2.6
Net unrealized (losses) gains on financial instruments, net of tax	(0.8)	3.2	(2.1)	(3.0)
Total other comprehensive (loss) income	(0.6)	9.8	(1.5)	(10.8)
Comprehensive income	$50.0	$58.3	$99.2	$81.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2014	2013

Cash flows from operating activities
Net income	$100.7	$92.1
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	34.8	28.1
Amortization of deferred financing costs	0.6	1.5
Deferred income taxes	20.9	17.6
Equity in earnings from affiliated companies	(0.5)	(0.5)
Stock-based compensation	11.5	12.0
Excess tax benefits on stock-based compensation	(5.2)	(4.0)

Changes in assets and liabilities:
Increase in accounts receivable	(49.9)	(14.6)
Increase in inventories	(23.6)	(20.3)
Decrease (increase) in prepaid expenses and other current assets	1.1	(9.0)
Increase in accounts payable and accrued liabilities	17.5	4.7
Other-net	2.4	0.6
Net cash provided by operating activities	110.3	108.2

Cash flows from investing activities
Capital expenditures	(119.2)	(92.0)
Net cash used for investing activities	(119.2)	(92.0)

Cash flows from financing activities
Proceeds from senior secured credit facility	103.0	309.0
Repayment of capital lease obligations and other debt, net	(0.2)	(1.6)
Issuance costs related to senior secured credit facility	—	(2.2)
Repayment of senior secured credit facility - term loan	—	(85.0)
Repayment of senior secured revolving credit facility	—	(165.0)
Repurchase of stock	(114.5)	(50.0)
Activity under stock plans	(0.5)	3.8
Net cash (used for) provided by financing activities	(12.2)	9.0
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(1.1)
Net (decrease) increase in cash and cash equivalents	(21.7)	24.1
Cash and cash equivalents at beginning of period	65.5	32.6
Cash and cash equivalents at end of period	$43.8	$56.7

Supplemental data:
Accrual basis additions to property, plant and equipment	$104.8	$82.1

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

In the opinion of management, the Condensed Consolidated Financial Statements include all normal recurring adjustments as well as any non-recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from the audited 2013 consolidated balance sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K filed with the SEC on February 5, 2014.

Investments in Affiliated Companies

We have a 50% equity ownership investment in an Asian joint venture Aerospace Composites Malaysia Sdn. Bhd. (formerly Asian Composites Manufacturing Sdn. Bhd.).  We have determined that this investment is not a variable interest entity.  As such, we account for our share of the earnings of this affiliated company using the equity method of accounting.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Update No. 2014-09, Revenue from Contracts with Customers. The update clarifies the principles for recognizing revenue and develops a common revenue standard for all industries. The new guidance is effective for the first quarter of 2017.  Early application is not permitted.  We are currently evaluating the impact of adopting this prospective guidance on our consolidated results of operations and financial condition.

Note 2 — Net Income per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013

Basic net income per common share:
Net income	$50.6	$48.5	$100.7	$92.1

Weighted average common shares outstanding	97.3	100.0	97.9	100.2

Basic net income per common share	$0.52	$0.49	$1.03	$0.92

Diluted net income per common share:
Net income	$50.6	$48.5	$100.7	$92.1

Weighted average common shares outstanding — Basic	97.3	100.0	97.9	100.2
Plus incremental shares from assumed conversions:
Restricted stock units	0.7	0.7	0.7	0.7
Stock options	1.2	1.1	1.3	1.1
Weighted average common shares outstanding — Dilutive	99.2	101.8	99.9	102.0

Diluted net income per common share	$0.51	$0.48	$1.01	$0.90

Total shares underlying stock options of 0.2 million were excluded from the computation of diluted net income per share for the quarter and six months ended June 30, 2014, as they were anti-dilutive. Total shares underlying stock options of 0.3 million were excluded from the computation of diluted net income per share for the quarter and six months ended June 30, 2013, as they were anti-dilutive.

Note 3 — Inventories

(In millions)	June 30, 2014	December 31, 2013
Raw materials	$117.3	$103.4
Work in progress	52.9	62.2
Finished goods	118.2	99.7
Total inventories	$288.4	$265.3

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2014 and 2013, were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.2	$0.7	$0.5	$1.4
Interest cost	0.2	0.2	0.4	0.4
Net amortization and deferral	1.0	0.6	1.9	1.3
Settlement expense	1.4	—	2.7	—
Net periodic benefit cost	$2.8	$1.5	$5.5	$3.1

	June 30, 2014	December 31, 2013
Amounts recognized on the balance sheet:
Accrued liabilities	$25.9	$23.8
Other non-current liabilities	20.4	18.1
Total accrued benefit	$46.3	$41.9

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.1	$0.4	$0.3
Interest cost	1.8	1.8	3.6	3.5
Expected return on plan assets	(2.4)	(2.1)	(4.8)	(4.1)
Net amortization and deferral	0.2	0.3	0.3	0.6
Net periodic (credit) benefit cost	$(0.2)	$0.1	$(0.5)	$0.3

	June 30, 2014	December 31, 2013
Amounts recognized on the balance sheet:
Noncurrent asset	$7.8	$2.7

Accrued liabilities	$1.9	$0.4
Other non-current liabilities	17.3	15.7
Total accrued benefit	$19.2	$16.1

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we expect to contribute $25.9 million in 2014 to cover unfunded benefits. We contributed $0.3 million to our U.S. non-qualified defined benefit retirement plans during the 2013 fiscal year.

We contributed $1.7 million and $1.3 million to our European defined benefit retirement plans in the second quarters of 2014 and 2013.  Contributions to the defined benefit retirement plans were $3.1 million and $2.7 million for the six months ended June 30, 2014 and 2013.  We plan to contribute approximately $3.8 million during 2014 to these European plans.  We contributed $5.9 million to our European plans during the 2013 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and six months ended June 30, 2014 and 2013 were immaterial.

	June 30, 2014	December 31, 2013
Amounts recognized on the balance sheet:
Accrued liabilities	$0.6	$0.6
Other non-current liabilities	5.6	5.8
Total accrued benefit	$6.2	$6.4

In connection with our postretirement plans, we contributed $0.2 million during both of the six-month periods ended June 30, 2014 and 2013, respectively.  Contributions during the second quarters of 2014 and 2013 were both $0.1 million.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  Based on six months of activity, we expect to contribute approximately $0.3 million in 2014 to cover unfunded benefits.  We contributed $0.3 million to our postretirement plans during the 2013 fiscal year.

Note 5 — Debt

(In millions)	June 30, 2014	December 31, 2013
Working capital line of credit — China	$2.8	$3.0
Short-term borrowings	2.8	3.0

Senior secured credit facility — revolving loan due 2018	395.0	292.0
Long-term debt	395.0	292.0
Total debt	$397.8	$295.0

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

As of June 30, 2014 the Company had two agreements to swap $75 million of floating rate obligations for fixed rate obligations at an average of 0.959% and 0.754% against LIBOR in U.S. dollars.  Of the total of $150 million of swaps outstanding at June 30, 2014, $50 million matures each of March 2016, September 2016, and March 2017.  All of the swaps were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans.  The fair value of the interest rate swaps was a liability of $0.6 million at June 30, 2014.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through December 2016.  The aggregate notional amount of these contracts was $160.5 million and $187.1 million at June 30, 2014 and December 31, 2013, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, gains of $0.9 million and of $1.7 million, were recorded in other comprehensive income (“OCI”) for the three months and six months ended June 30, 2014, respectively, and gains of $2.7 million and losses of $5.0 million for the three-and six-month periods ended June 30, 2013, respectively.  The $9.2 million carrying amount of these contracts was classified in other assets and $0.2 million in other liabilities on the condensed consolidated balance sheets at June 30, 2014 and $11.5 million in other assets and $0.6 million classified in other liabilities at December 31, 2013.  During the three months ended June 30, 2014 and 2013, we recognized net gains of $1.9 million and net losses of $0.8 million, respectively, recorded in gross margin.  During the six months ended June 30, 2014 and 2013, we recognized net gains of $3.4 million and net losses of $0.7 million, respectively, recorded in gross margin.  For the quarters ended June 30, 2014 and 2013, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended June 30, 2014 and 2013, we recognized net foreign exchange losses of $0.1 million and net foreign exchange gains of $2.1 million, respectively, in the condensed consolidated statements of operations.  During the six-month periods ended June 30, 2014 and 2013, we recognized net foreign exchange losses of $0.3 million and of $2.5 million respectively, in the Consolidated Statements of Operations.  The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.8 million classified in other assets and $0.6 million in other liabilities and $2.6 million classified in other assets and $0.1 million in other liabilities on the June 30, 2014 and December 31, 2013 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and six months ended June 30, 2014 and 2013 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Unrealized gains (losses) at beginning of period, net of tax	$6.7	$(3.8)	$7.2	$2.4
(Gains) losses reclassified to net sales	(1.3)	0.7	(2.3)	0.6
Increase (decrease) in fair value	0.7	2.2	1.2	(3.9)
Unrealized gains (losses) at end of period, net of tax	$6.1	$(0.9)	$6.1	$(0.9)

We expect to reclassify $4.8 million of unrealized gains into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

The income tax provisions for the quarter and six months ended June 30, 2014 were $22.9 million and $45.7 million, respectively.  The effective tax rate for both periods was 31.3%.  The income tax provisions for the quarter and six months ended June 30, 2013 were $20.6 million and $38.5 million, respectively.  The first half of 2013 benefitted from the extension of the 2012 and 2013 U.S. Research & Development tax credits that was enacted in January 2013. The full retroactive benefit from 2012 was taken in the first quarter of 2013 for a benefit of $0.6 million.  The effective tax rate for both 2013 periods was approximately 30%.

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs.  For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value.  The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position).  The fair value of these assets and liabilities was approximately $10.0 million and $1.4 million, respectively at June 30, 2014. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumtences, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•                  Interest rate swap — valued using LIBOR yield curves at the reporting date.  Fair value was a liability of $0.6 million at June 30, 2014.

•                  Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at June 30, 2014 was $10.0 million and $0.8 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended June 30, 2014 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our operating segments for the quarters and six months ended June 30, 2014 and 2013 is as follows:

	(Unaudited)
(In millions)	Composite Materials	Engineered Products	Corporate & Other (a)	Total
Second Quarter 2014
Net sales to external customers	$361.6	$108.5	$—	$470.1
Intersegment sales	18.2	0.5	(18.7)	—
Total sales	379.8	109.0	(18.7)	470.1

Operating income (a) (b)	79.8	17.6	(22.3)	75.1
Other operating expense (b)	—	—	6.0	6.0
Depreciation and amortization	16.3	1.4	—	17.7
Stock-based compensation expense	0.1	—	2.6	2.7
Accrual basis additions to capital expenditures	62.6	2.2	—	64.8

Second Quarter 2013
Net sales to external customers	$324.7	$97.9	$—	$422.6
Intersegment sales	18.0	0.5	(18.5)	—
Total sales	342.7	98.4	(18.5)	422.6

Operating income (a)	71.2	15.1	(14.4)	71.9
Depreciation and amortization	12.6	1.1	0.1	13.8
Stock-based compensation expense	1.3	0.2	1.8	3.3
Accrual basis additions to capital expenditures	38.0	2.7	—	40.7

Six Months Ended June 30, 2014
Net sales to external customers	$717.9	$213.9	$—	$931.8
Intersegment sales	36.7	0.6	(37.3)	—
Total sales	754.6	214.5	(37.3)	931.8

Operating income (a) (b)	155.7	34.0	(40.0)	149.7
Other operating expense (b)	—	—	6.0	6.0
Depreciation and amortization	31.9	2.8	0.1	34.8
Stock-based compensation expense	3.4	0.7	7.4	11.5
Accrual basis additions to capital expenditures	101.0	3.8	—	104.8

Six Months Ended June 30, 2013
Net sales to external customers	$649.5	$189.6	$—	$839.1
Intersegment sales	34.7	1.1	(35.8)	—
Total sales	684.2	190.7	(35.8)	839.1

Operating income (a)	139.1	28.5	(32.7)	134.9
Depreciation and amortization	25.7	2.3	0.1	28.1
Stock-based compensation expense	3.3	0.7	8.0	12.0
Accrual basis additions to capital expenditures	76.4	5.7	—	82.1

(a)          We do not allocate corporate expenses to the operating segments.

(b)          Includes other operating expense for the three and six months ended June 30, 2014 reflects an increase in environmental reserves related to a former manufacturing facility in Lodi, New Jersey.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	June 30, 2014	December 31, 2013
Composite Materials	$45.1	$45.0
Engineered Products	16.0	16.0
Goodwill and intangible assets	$61.1	$61.0

No impairments have been recorded against these amounts.

Note 10 — Other Operating Expense

The second quarter and the six-month period ended June 30, 2014 include a pre-tax charge of $6.0 million for additional environmental reserves primarily related to a former manufacturing facility in Lodi, New Jersey (see note 12).

Note 11 — Other Non-Operating Expense

In June 2013, the Company entered into a new $600 million senior secured revolving credit facility that matures in 2018. As a result of the refinancing, we accelerated certain unamortized financing costs of the credit facility being replaced and the deferred expense on related interest rate swaps incurring a pretax charge of $1.0 million in the second quarter of 2013.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program.  Hexcel has completed all primary remediation activities and is now entering into the final phase of clean-up, which includes testing of local bedrock, confirmation that no offsite contamination migration has occurred and remediation of contaminated areas near the river embankment We have accrued charges of $3.7 million this quarter for this additional work and for costs to decommission the site. Upon completion of active remediation, a petition for Monitored Natural Attenuation status will be filed with the State. The accrual balance is $3.6 million as of June 30, 2014 and was $1.7 million at December 31, 2013.

Lower Passaic River

   Hexcel and a group of approximately 72 other PRPs comprise the Lower Passaic Cooperating Parties Group (the “CPG”).  Hexcel and the CPG are subject to a May 2007 Administrative Order on Consent (“AOC”) to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of environmental conditions in the Lower Passaic River watershed.  We were included in the CPG based on our operations at our former manufacturing site in Lodi, New Jersey.

In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option.  On April 11, 2014, the EPA issued a revised FFS, which proposes several alternatives, including the bank to bank dredging of the lower eight miles of the river at an expected cost ranging from $0.8 billion to $3.25 billion, according to the EPA, but also includes a “no action” option.  The revised FFS is subject to public comment until August 30, 2014 and a final decision is not expected for several months thereafter.  Hexcel is not currently subject to any obligation to undertake the work contemplated by the FFS, nor have we determined our allocable share of any remediation alternatives.  However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company recorded the lower end of the expected range, which resulted in an increase in the accrual of $2.3 million in the second quarter of 2014.  Despite the issuance of the revised FFS, there are many uncertainties associated with the final agreed upon remediation and the Company’s allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies on its upgradient site and is operating those pursuant to an order agreed with the State of Washington.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order.  The Department of Ecology has recently approved a reduced number of wells and a reduced pumping volume for Hexcel’s wells on its property.  The total accrued liability related to this matter was $0.6 million at June 30, 2014 and $0.8 million at December 31, 2013.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA.  The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been noticed by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time, we have accrued $0.6 million relating to potential liability for both the Omega site and regional groundwater remedies.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets.  As of June 30, 2014, our aggregate environmental related accruals were $7.2 million, of which $5.3 million was included in accrued liabilities with the remainder included in non-current liabilities.  As of December 31, 2013, our aggregate environmental related accruals were $3.9 million, of which $3.4 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued at the high end of the range of possible outcomes for those sites where we are able to estimate our liability, our accrual would have been $28 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarter ended June 30, 2014 and 2013 was $1.7 million and $1.0 million, respectively, and $2.7 million and $1.8 million for the six months ended June 30, 2014 and 2013.  In addition, our operating costs relating to environmental compliance charged to expense were $3.7 million and $3.3 million for the quarters ended June 30, 2014 and 2013, respectively and $7.2 million and $6.5 million for the six-month periods ended June 30, 2014 and 2013, respectively.  Capital expenditures for environmental matters were $1.1 million and $0.8 million for the quarters ended June 30, 2014 and 2013, respectively and $2.2 million and $1.5 million for the six-month periods ended June 30, 2014 and 2013, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized.  This estimated amount is provided by product and based on historical warranty experience.  In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate.  Warranty expense for the quarter ended June 30, 2014, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2013	$4.5
Warranty expense	0.5
Deductions and other	(0.7)
Balance as of March 31, 2014	4.3
Warranty expense	1.9
Deductions and other	(1.0)
Balance as of June 30, 2014	$5.2

Note 13 — Stock Repurchase Plan

In July 2013, our Board authorized us to repurchase $150 million of our outstanding common stock (“2013 Repurchase Plan”).  During the quarter the Company completed the 2013 Repurchase Plan.  In June 2014, our Board authorized an additional plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”).  During the first six months of 2014, the Company spent $114.5 million to repurchase 2,764,576 shares of common stock under the approved plans.  At June 30, 2014, there is $145 million remaining authorized under the 2014 Repurchase Plan.

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

Net sales for the quarter were $470.1 million, 11.2% higher (10.2% in constant currency) than the $422.6 million reported for the second quarter of 2013.  Year to date net sales were 10.0% higher in constant currency.  The growth was led by the commercial aerospace market, which accounts for 66% of our year to date sales.

Commercial aerospace sales of $308.2 million increased 14.1% for the quarter (13.6% in constant currency) as compared to the second quarter of 2013 and increased 13.5% (12.8% in constant currency) for the six-month period as compared to 2013.  Combined revenues attributed to new aircraft programs (A380, B747-8, B787, A350, A320neo, and B737 Max) increased nearly 20% versus the second quarter last year with the A350 and B787 shipments leading the growth.  Sales for Airbus and Boeing legacy aircraft were up about 9% compared to the second quarter of 2013 and were about the same level as the first quarter of 2014.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were over 20% higher compared to the second quarter of 2013 and were about the same level as the last two quarters.

Space & Defense sales of $92.1 million decreased 4.8% (5.8% in constant currency) for the quarter as compared to the second quarter of 2013.  The first half sales are down 3.6% in constant currency.  Our top 15 programs account for about two-thirds of our Space & Defense sales and aggregate sales from these programs in the first half of 2014 were just above sales from these programs in the first half of 2013, as the growth in new programs has offset the reductions from programs that are winding down or reducing in build rates.  In total we are involved with more than 100 programs and the decline in sales has come from the rest of these programs which have historically had less predictable ordering patterns.

Total Industrial sales of $69.8 million for the second quarter of 2014 were 24.9% higher (21.2% in constant currency) than the second quarter of 2013. Sales for the first half of 2014 were up 20.0% in constant currency over the first half of 2013.  The increases were across the board, including wind energy sales which for the first half of 2014 were up over 20% in constant currency as compared to the first half of 2013.

Gross margin for the second quarter was 27.5% as compared to 27.6% in the second quarter of 2013, as both periods reflect strong operating performance.  The second quarter of 2014 was unfavorably impacted from exchange rates by about 30 basis points as compared to 2013.  Selling, general and administrative (“SG&A”) expenses were 6.6% higher than the second quarter of 2013 (4.0% in constant currency).  Research and technology (“R&T”) expenses in the second quarter of 2014 of $10.9 million were $0.8 million higher than the comparable 2013 period.

Free cash flow (defined as cash provided by operating activities less capital expenditures) resulted in a use of $9 million in the first half of 2014 versus a source of $16 million in 2013, as cash used for capital expenditures was $119 million as compared to $92 million in the first half of 2013. Accrual basis additions to capital expenditures were $104.8 million in the first half of 2014 as compared to $82.1 million during the first half of 2013. We expect accrual basis capital expenditures to be $225 million to $250 million in 2014, as we continue to expand capacity to meet the planned needs of our customers.

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2014	2013	% Change	2014	2013	% Change
Net sales	$470.1	$422.6	11.2%	$931.8	$839.1	11.0%
Net sales change in constant currency			10.2%			10.0%
Operating income	75.1	71.9	4.5%	149.7	134.9	11.0%
Net income	50.6	48.5	4.3%	100.7	92.1	9.3%
Diluted net income per common share	$0.51	$0.48		$1.01	$0.90

Non-GAAP measures:
Adjusted operating income	$81.1	$71.9	12.8%	$155.7	$134.9	15.4%
As a percentage of net sales	17.3%	17.0%		16.7%	16.1%
Adjusted net income	$54.5	$49.1	11.0%	$104.6	$92.7	12.8%
Adjusted diluted earnings per share	$0.55	$0.48		$1.05	$0.91

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Operating income	$75.1	$71.9	$149.7	$134.9
Other operating expense (a)	6.0	—	6.0	—
Adjusted operating income	$81.1	$71.9	$155.7	$134.9

Net income	$50.6	$48.5	$100.7	$92.1
Other operating expense, net of tax (a)	3.9	—	3.9	—
Non-operating expense, net of tax (b)	—	0.6	—	0.6
Adjusted net income	$54.5	$49.1	$104.6	$92.7

	Six Months Ended June 30,
(In millions)	2014	2013
Net cash provided by operating activities	$110.3	$108.2
Less: Capital expenditures	(119.2)	(92.0)
Free cash flow (Non-GAAP)	$(8.9)	$16.2

(a)         Other operating expense for the three and six months ended June 30, 2014 reflects an increase in environmental reserves related to a former manufacturing facility in Lodi, New Jersey.

(b)         Non-operating expense in 2013 is the accelerated amortization of deferred financing costs related to our previous senior secured credit facility and the recognition of the deferred expense on related interest rate swaps

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2014 and 2013:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Consolidated Net Sales	$470.1	$422.6	11.2%	$931.8	$839.1	11.0%
Commercial Aerospace	308.2	270.0	14.1%	611.4	538.9	13.5%
Space & Defense	92.1	96.7	(4.8)%	187.7	192.7	(2.6)%
Industrial	69.8	55.9	24.9%	132.7	107.5	23.4%

Composite Materials	$361.6	$324.7	11.4%	$717.9	$649.5	10.5%
Commercial Aerospace	225.5	200.7	12.4%	450.3	402.4	11.9%
Space & Defense	66.8	70.3	(5.0)%	135.4	143.1	(5.4)%
Industrial	69.3	53.7	29.1%	132.2	104.0	27.1%

Engineered Products	$108.5	$97.9	10.8%	$213.9	$189.6	12.8%
Commercial Aerospace	82.7	69.3	19.3%	161.1	136.5	18.0%
Space & Defense	25.3	26.4	(4.2)%	52.3	49.6	5.4%
Industrial	0.5	2.2	(77.3)%	0.5	3.5	(85.7)%

Sales by Segment

       Composite Materials: Net sales of $361.6 million in the second quarter of 2014 increased $36.9 million over the $324.7 million in the prior year driven by a 12.4% increase in Commercial Aerospace sales. Space and Defense sales declined 5.0% from 2013 and Industrial sales increased to $69.3 million or 29.1% compared to the second quarter in 2013. The increase of 10.5% in net sales to $717.9 million for the first half of 2014, was also driven by Commercial Aerospace and Industrial, partially offset by a slight decline in Space and Defense sales.

       Engineered Products: Net sales of $108.5 million in the second quarter of 2014 increased $10.6 million over the $97.9 million for 2013 driven by a 19.3% increase in Commercial Aerospace sales, partially offset by a 4.2% decline in Space & Defense sales. The increase of 12.8% in net sales to $213.9 million for the first half of 2014 was also driven by Commercial Aerospace. Sales in Space & Defense declined as sales for helicopter programs in the Americas have less predictable ordering patterns and the C-17 program continued to wind down.  There are not significant sales to the Industrial market from this segment.

Sales by Market

Commercial Aerospace: Net sales increased $38.2 million, or 14.1% (13.6% on a constant currency basis), to $308.2 million for the second quarter of 2014.  Net sales for the six months ended June 30, 2014 increased $72.5 million or 13.5% (12.8% on a constant currency basis) to $611.4 million.  For the quarter, new aircraft programs (A380, B747-8, B787, A350, A320neo, and B737 Max) increased nearly 20% versus the second quarter last year with the A350 and B787 shipments leading the growth. Sales for Airbus and Boeing legacy aircraft were up about the same level as the first quarter of 2014, resulting in a 9% increase for the quarter and a 7% increase for the first half of 2014, over the comparable periods in 2013. Sales to other commercial aerospace, which includes regional and business aircraft customers, were over 20% higher than the comparable periods of 2013 and were about the same level as the last two quarters.

Space & Defense: Net sales decreased $4.6 million, or 4.8% (5.8% on a constant currency basis), to $92.1 million for the second quarter of 2014.  Net sales of $187.7 million for the six months ended June 30, 2014 decreased $5.0 million or 2.6% (3.7%% on a constant currency basis), below the prior year level. Our top 15 programs account for about two-thirds of our Space & Defense sales and aggregate sales from these programs in the first half of 2014 were just above sales from these programs in the first half of 2013, as the growth in new programs has offset the reductions from programs that are winding down or reducing in rates.  In total we are involved with more than 100 programs and the decline in sales have come from the rest of these programs which have historically had less predictable ordering patterns.

Industrial: Net sales for the second quarter of 2014 increased $13.9 million, or 24.9% (21.2% on a constant currency basis) as compared to the second quarter of 2013.  Net sales for the six months ended June 30, 2014 increased $25.2 million or 23.4% (20.0% on constant currency basis) to $132.7 million over the first half of 2013.  Wind energy sales in the second quarter and first half of 2014 were up more than 20% over the comparable periods in 2013.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Gross margin	$129.1	$116.8	10.5%	$258.3	$228.8	12.9%
Percentage of sales	27.5%	27.6%		27.7%	27.3%

We achieved a gross margin percentage of 27.5% in the second quarter and 27.7% in the first six months of 2014.  The benefit of higher volume combined with good cost control led to the margin growth.  Foreign exchange rates had about a 30 basis point and 20 basis point unfavorable impact for the quarter and first half of 2014, respectively, as compared to 2013.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
SG&A expense	$37.1	$34.8	6.6%	$78.1	$72.8	7.3%
Percentage of sales	7.9%	8.2%		8.4%	8.7%

R&T expense	$10.9	$10.1	7.9%	$24.5	$21.1	16.1%
Percentage of sales	2.3%	2.4%		2.6%	2.5%

SG&A and R&T expenses in the second quarter and first six months of 2014 were 6.6% and 7.3%, respectively, higher than the comparable 2013 periods, to support a more than 10% growth in sales.  Higher R&T expenses also reflect the increased spending on new product and process development costs.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Consolidated operating income	$75.1	$71.9	4.5%	$149.7	$134.9	11.0%
Operating margin	16.0%	17.0%		16.1%	16.1%

Composite Materials	79.8	71.2	12.1%	155.7	139.1	11.9%
Operating margin	21.0%	20.8%		20.6%	20.3%
Engineered Products	17.6	15.1	16.6%	34.0	28.5	19.3%
Operating margin	16.1%	15.3%		15.9%	14.9%
Corporate & Other	(22.3)	(14.4)	(54.9)%	(40.0)	(32.7)	(22.3)%

Operating income in the second quarter and six months ended June 30, 2014 included a $6.0 million charge for additional environmental reserves primarily for remediation of a former manufacturing facility, attributed to Corporate and Other.  Excluding the charge, operating margins would have been 17.3% of sales for the second quarter of 2014 and 16.7% for the 2014 six month period.

Interest Expense, Net

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Interest expense, net	$2.0	$2.1	(4.8)%	$3.8	$3.8	0%

          Interest expense for the quarter and six months ended June 30, 2014 remained flat with the comparable periods of 2013 as increases in debt have been offset by lower interest rates due to refinancings.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Income tax expense	$22.9	$20.6	$45.7	$38.5
Effective tax rate	31.3%	29.9%	31.3%	29.6%

The 31.3% effective tax rate for the six months ended June 30, 2014 is in line with our expected rate for the year. The 29.6% effective tax rate for the six months ended June 30, 2013 reflects a $0.6 million benefit primarily from the extension of the 2012 and 2013 U.S. Research & Development tax credits that was enacted in January 2013.  Excluding this benefit, the rate would have been 30.1%.  Mix of income by country accounted for the increase in the tax rate.

Financial Condition

Liquidity:  As of June 30, 2014, we had cash and cash equivalents of $43.8 million and our total debt, net of cash, was $354.0 million, as compared to $229.5 million at December 31, 2013.  At June 30, 2014, total borrowings under the $600 million Senior Secured Credit Facility (the “Facility”) were $395 million.  The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of June 30, 2014, we had issued letters of credit under the Facility totaling $1.8 million, resulting in undrawn availability under the Facility as of June 30, 2014 of $203.2 million.  In addition, we borrowed $2.8 million from the credit line established in China associated with our operations there.  The increase in debt in the first half of 2014 primarily reflects the $114.5 million repurchase of stock.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  As of June 30, 2014, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of June 30, 2014, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until June 2018 when the Facility expires.

Operating Activities:  Net cash provided by operating activities was $110.3 million in the first six months of 2014, as compared to net cash provided by operating activities of $108.2 million in the first six months of 2013.  The increase in earnings was offset by an increase in working capital, primarily increased accounts receivable due to the higher sales.

Investing Activities:  Net cash used for investing activities of $119.2 million and $92.0 million in the first six months of 2014 and 2013, respectively, was for capital expenditures.

Financing Activities:  Financing activities used $12.2 million of net cash in the first six months of 2014 compared to a source of $9.0 million in the same period of 2013.  The increases in borrowings were used for stock repurchases as described below:

In July 2013, our Board authorized us to repurchase $150 million of our outstanding common stock (“2013 Repurchase Plan”).  During this quarter the Company completed the 2013 Repurchase Plan.  In June 2014, our Board authorized an additional plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”).  During the first six months of 2014, the Company spent $114.5 million to repurchase 2,764,576 shares of common stock under the approved plans.  At June 30, 2014, there is $145 million remaining authorized under the 2014 Repurchase Plan.

In December 2012, our Board authorized us to repurchase up to $50 million of our outstanding common stock (“2012 Repurchase Plan”).  During the six-month period ended June 30, 2013, the Company repurchased a total of 1,573,588 shares at a cost of $50 million and completed the 2012 Repurchase Plan.

Financial Obligations and Commitments: As of June 30, 2014, current maturities of notes payable (our foreign credit line) were $2.8 million. The next significant scheduled debt maturity will not occur until 2018, the year the senior secured credit facility matures.  Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There were no significant changes in our accounting policies and estimates except as described below:

Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, employment and health and safety matters.  We estimate and accrue our liabilities resulting from such matters based upon a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs.  We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change, such as new developments, or a change in approach, including a change in settlement strategy or in an environmental remediation plan, that could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future.

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Lower Passaic River in New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. In the second quarter of 2014, we increased our accrual for the Lodi, New Jersey site by $3.7 million for post-primary remedial activities and accrued an additional $2.3 million related to the Lower Passaic River. See page 12 of this Form 10-Q for additional discussion.  As of June 30, 2014, our aggregate environmental related accruals were $7.2 million, of which $5.3 million was included in accrued liabilities, with the remainder included in non-current liabilities.  As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $28 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2014 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required by Item 1 is contained within Note 12 on pages 11 through 13 of this Form 10-Q and is incorporated herein by reference.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 — April 30, 2014	454,000	$42.22	454,000	(1)	$41,293,110

May 1 — May 31, 2014	1,048,450	40.58	1,048,450		0

June 1 — June 30, 2014	110,908	40.71	110,908	(2)	$145,484,499

Total	1,613,358	$41.05	1,613,358		$145,484,499

(1) In July 2013, our Board authorized us to repurchase $150 million of our outstanding common stock. Previously, the Company spent $88.3 million to repurchase 2,047,871 shares of common stock under the plan.  In the second quarter of 2014, the Company spent $61.7 million to repurchase 1,502,450 shares and completed the 2013 Repurchase Plan.

(2) In June 2014, our Board authorized us to repurchase an additional $150 million of our outstanding common stock.  The Company spent $4.5 million to repurchase 110,908 shares of common stock during June 2014.

ITEM 5. Other Information

Not applicable

ITEM 6.  Exhibits

Exhibit No.	Description

10.37	Director Compensation Program

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

July 21, 2014	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.37	Director Compensation Program

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.