Form 10-Q
period 2014-09-30
HEXCEL CORP /DE/
filed 2014-10-20
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2014
COMMON STOCK	95,402,827

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$37.7	$65.5
Accounts receivable	255.6	232.4
Inventories	300.7	265.3
Prepaid expenses and other current assets	74.5	93.2
Total current assets	668.5	656.4
Property, plant and equipment	1,808.3	1,661.2
Less accumulated depreciation	(630.5)	(593.8)
Property, plant and equipment, net	1,177.8	1,067.4
Goodwill and intangible assets	60.4	61.0
Investments in affiliated companies	24.3	23.3
Other assets	28.8	28.0
Total assets	$1,959.8	$1,836.1
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$2.8	$3.0
Accounts payable	131.2	135.9
Accrued liabilities	125.7	129.8
Total current liabilities	259.7	268.7
Long-term debt	430.0	292.0
Other non-current liabilities	142.9	115.0
Total liabilities	832.6	675.7
Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 104.7 and 104.0 shares issued at September 30, 2014 and December 31, 2013, respectively	1.0	1.0
Additional paid-in capital	674.2	642.3
Retained earnings	792.6	636.1
Accumulated other comprehensive income	(35.2)	10.7
	1,432.6	1,290.1
Less — Treasury stock, at cost, 9.3 shares at September 30, 2014 and 5.1 shares at December 31, 2013	(305.4)	(129.7)
Total stockholders’ equity	1,127.2	1,160.4
Total liabilities and stockholders’ equity	$1,959.8	$1,836.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Net sales	$451.9	$412.3	$1,383.7	$1,251.4
Cost of sales	329.9	300.2	1,003.4	910.5
Gross margin	122.0	112.1	380.3	340.9
Selling, general and administrative expenses	32.9	32.9	111.0	105.7
Research and technology expenses	10.1	10.2	34.6	31.3
Other operating expense	—	—	6.0	—
Operating income	79.0	69.0	228.7	203.9
Interest expense, net	2.1	1.9	5.9	5.7
Non-operating expense	0.5	—	0.5	1.0
Income before income taxes and equity in earnings of affiliated companies	76.4	67.1	222.3	197.2
Provision for income taxes	21.2	18.7	66.9	57.2
Income before equity in earnings of affiliated companies	55.2	48.4	155.4	140.0
Equity in earnings of affiliated companies	0.6	0.3	1.1	0.8
Net income	$55.8	$48.7	$156.5	$140.8
Basic net income per common share:	$0.58	$0.49	$1.61	$1.41
Diluted net income per common share:	$0.57	$0.48	$1.58	$1.38
Weighted average common shares outstanding:
Basic	95.8	99.7	97.2	100.0
Diluted	97.7	101.7	99.2	102.1

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net income	$55.8	$48.7	$156.5	$140.8
Currency translation adjustments	(36.5)	19.2	(35.6)	8.8
Net unrealized pension and other benefit actuarial gains (losses) and prior service costs (credits)	1.5	(1.4)	1.2	1.2
Net unrealized (losses) gains on financial instruments, net of tax	(9.4)	7.4	(11.5)	4.4
Total other comprehensive (loss) income	(44.4)	25.2	(45.9)	14.4
Comprehensive income	$11.4	$73.9	$110.6	$155.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2014	2013
Cash flows from operating activities
Net income	$156.5	$140.8
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	52.6	42.8
Amortization of deferred financing costs	1.3	1.8
Deferred income taxes	50.5	18.1
Equity in earnings from affiliated companies	(1.1)	(0.8)
Stock-based compensation	14.0	14.7
Excess tax benefits on stock-based compensation	(5.5)	(5.0)
Changes in assets and liabilities:
Increase in accounts receivable	(30.4)	(0.1)
Increase in inventories	(44.6)	(25.2)
Increase in prepaid expenses and other current assets	(11.6)	(2.0)
Increase in accounts payable and accrued liabilities	10.7	12.9
Other-net	(0.6)	(2.1)
Net cash provided by operating activities	191.8	195.9
Cash flows from investing activities
Capital expenditures	(194.4)	(133.1)
Net cash used in investing activities	(194.4)	(133.1)
Cash flows from financing activities
Proceeds from senior unsecured credit facility	481.0	—
Proceeds from previous senior secured credit facility	189.0	309.0
Repayment of previous senior secured credit facility	(481.0)	(212.0)
Repayment of senior unsecured credit facility	(51.0)	—
Repayment of capital lease obligations and other debt, net	(0.2)	(1.9)
Issuance costs related to senior credit facilities	(1.3)	(2.4)
Repayment of senior secured credit facility - term loan	—	(85.0)
Repurchase of stock	(160.0)	(50.0)
Activity under stock plans	2.2	5.6
Net cash used in financing activities	(21.3)	(36.7)
Effect of exchange rate changes on cash and cash equivalents	(3.9)	1.0
Net (decrease) increase in cash and cash equivalents	(27.8)	27.1
Cash and cash equivalents at beginning of period	65.5	32.6
Cash and cash equivalents at end of period	$37.7	$59.7
Supplemental data:
Accrual basis additions to property, plant and equipment	$179.2	$121.9

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

In August 2014, the Financial Accounting Standards Board issued Update No. 2014-15 which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entities financial statements and provide disclosure if there is substantial doubt about the entities ability to continue as a going concern.  The new guidance is effective for the first quarter of 2016.  Early application is permitted.  We are currently evaluating the impact of adopting this guidance.

Note 2 — Net Income per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Basic net income per common share:
Net income	$55.8	$48.7	$156.5	$140.8
Weighted average common shares outstanding	95.8	99.7	97.2	100.0
Basic net income per common share	$0.58	$0.49	$1.61	$1.41
Diluted net income per common share:
Net income	$55.8	$48.7	$156.5	$140.8
Weighted average common shares outstanding — Basic	95.8	99.7	97.2	100.0
Plus incremental shares from assumed conversions:
Restricted stock units	0.7	0.7	0.8	0.7
Stock options	1.2	1.3	1.2	1.4
Weighted average common shares outstanding — Dilutive	97.7	101.7	99.2	102.1
Diluted net income per common share	$0.57	$0.48	$1.58	$1.38

Total shares underlying stock options of 0.2 million were excluded from the computation of diluted net income per share for the quarter and nine months ended September 30, 2014, as they were anti-dilutive. There were no underlying stock options excluded from the computation of diluted net income per share for the quarter and nine months ended September 30, 2013, as all were dilutive.

Note 3 — Inventories

(In millions)	September 30, 2014	December 31, 2013
Raw materials	$118.1	$103.4
Work in progress	53.8	62.2
Finished goods	128.8	99.7
Total inventories	$300.7	$265.3

Note 4 — Retirement and Other Postretirement Benefit Plans

We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees, retirement savings plans covering eligible U.S. and U.K. employees and certain postretirement health care and life insurance benefit plans covering eligible U.S. retirees. We also participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations.

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine months ended September 30, 2014 and 2013, were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$—	$0.8	$1.4
Interest cost	0.2	0.1	0.6	0.5
Net amortization and deferral	—	1.7	1.9	3.0
Settlement expense	—	—	2.7	—
Net periodic benefit cost	$0.5	$1.8	$6.0	$4.9

	September 30, 2014	December 31, 2013
Amounts recognized on the balance sheet:
Accrued liabilities	$4.4	$23.8
Other non-current liabilities	16.4	18.1
Total accrued benefit	$20.8	$41.9

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2	$0.6	$0.5
Interest cost	1.7	1.8	5.3	5.3
Expected return on plan assets	(2.4)	(2.1)	(7.2)	(6.2)
Net amortization and deferral	0.2	0.3	0.5	0.9
Net periodic benefit (credit) cost	$(0.3)	$0.2	$(0.8)	$0.5

	September 30, 2014	December 31, 2013
Amounts recognized on the balance sheet:
Noncurrent asset	$9.3	$2.7
Accrued liabilities	$1.6	$0.4
Other non-current liabilities	16.1	15.7
Total accrued benefit	$17.7	$16.1

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we have contributed $25.6 million in the first nine months of 2014 to cover unfunded benefits and expect to contribute an additional $0.3 million in the fourth quarter of 2014. We contributed $0.3 million to our U.S. non-qualified defined benefit retirement plans during the 2013 fiscal year.

We contributed $1.7 million and $1.5 million to our European defined benefit retirement plans in the third quarters of 2014 and 2013, respectively.  Contributions to the defined benefit retirement plans were $4.9 million and $4.2 million for the nine months ended September 30, 2014 and 2013. We plan to contribute approximately $6.6 million during 2014 to these European plans. We contributed $5.9 million to our European plans during the 2013 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and nine months ended September 30, 2014 and 2013 were immaterial.

	September 30, 2014	December 31, 2013
Amounts recognized on the balance sheet:
Accrued liabilities	$0.6	$0.6
Other non-current liabilities	5.7	5.8
Total accrued benefit	$6.3	$6.4

In connection with our postretirement plans, we contributed $0.2 million during both of the nine-month periods ended September 30, 2014 and 2013.  Contributions during the third quarters of 2014 and 2013 were both $0.1 million. We periodically fund our postretirement plans to pay covered expenses as they are incurred. Based on nine months of activity, we expect to contribute approximately $0.3 million in 2014 to cover unfunded benefits. We contributed $0.3 million to our postretirement plans during the 2013 fiscal year.

Note 5 — Debt

(In millions)	September 30, 2014	December 31, 2013
Working capital line of credit — China	$2.8	$3.0
Short-term borrowings	2.8	3.0
Senior unsecured credit facility — revolving loan due 2019	430.0	—
Senior secured credit facility — revolving loan due 2018	—	292.0
Long-term debt	430.0	292.0
Total debt	$432.8	$295.0

In September 2014 we entered into a new $700 million senior unsecured revolving credit facility which matures in September 2019.  The new facility replaces the Company’s previous senior secured credit facility (a $600 million revolving loan) that would have expired in June 2018.  The initial interest rate for the revolver is LIBOR + 1.25%.  In addition to the lower fees on undrawn balances, the new facility is unsecured and provides greater flexibility. The proceeds from the new facility were used to repay all amounts, and terminate all commitments outstanding under the Company’s credit agreement and to pay fees and expenses in connection with the refinancing.  As a result of the refinancing, the Company accelerated certain unamortized financing costs of the credit facility being replaced incurring a pretax charge of $0.5 million in the third quarter of 2014.

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

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

As of September 30, 2014 the Company had two agreements to swap $75 million of floating rate obligations for fixed rate obligations at an average of 0.959% and 0.754% against LIBOR in U.S. dollars. Of the total of $150 million of swaps outstanding at September 30, 2014, $50 million matures each of March 2016, September 2016, and March 2017. All of the swaps were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans. The fair value of the interest rate swaps was an asset of $0.2 million and a liability of $0.3 million at September 30, 2014.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through March 2017.  The aggregate notional amount of these contracts was $192.2 million and $187.1 million at September 30, 2014 and December 31, 2013, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, losses of $10.8 million and  $9.0 million, were recorded in other comprehensive income (“OCI”) for the three months and nine months ended September 30, 2014, respectively, and gains of $9.1 million and $4.1 million for the three and nine-month periods ended September 30, 2013, respectively.  We classified the carrying amount of these contracts of $1.7 million in other assets and $5.2 million in other liabilities on the condensed consolidated balance sheets at September 30, 2014 and $11.5 million in other assets and $0.6 million classified in other liabilities at December 31, 2013.  During the three months ended September 30, 2014 and 2013, we recognized net gains of $1.6 million and net losses of $0.2 million, respectively, recorded in gross margin.  During the nine months ended September 30, 2014 and 2013, we recognized net gains of $5.0 million and net losses of $0.9 million, respectively, recorded in gross margin.  For the quarters ended September 30, 2014 and 2013, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended September 30, 2014 and 2013, we recognized net foreign exchange losses of $8.2 million and net foreign exchange gains of $6.8 million, respectively, in the Condensed Consolidated Statements of Operations.  During the nine-month periods ended September 30, 2014 and 2013, we recognized net foreign exchange losses of $7.9 million and net foreign exchange gains of $4.3 million respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.3 million classified in other assets and $5.9 million in other liabilities and $2.6 million classified in other assets and $0.1 million in other liabilities on the September 30, 2014 and December 31, 2013 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and nine months ended September 30, 2014 and 2013 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Unrealized gains (losses) at beginning of period, net of tax	$6.1	$(0.9)	$7.2	$2.4
(Gains) losses reclassified to net sales	(1.2)	0.1	(3.5)	0.7
(Decrease) increase in fair value	(7.4)	7.5	(6.2)	3.6
Unrealized (losses) gains at end of period, net of tax	$(2.5)	$6.7	$(2.5)	$6.7

We expect to reclassify $1.0 million of unrealized losses into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

The income tax provisions for the quarter and nine months ended September 30, 2014 were $21.2 million and $66.9 million, respectively. The effective tax rate for the third quarter of 2014 was 27.7%. The 2014 and 2013 third quarter included a $1.7 million and $1.8 million, respectively, benefit from favorable tax return to provision adjustments and the release of reserves for uncertain tax provisions.  The income tax provisions for the quarter and nine months ended September 30, 2013 were $18.7 million and $57.2 million, respectively. The effective tax rate for the third quarter of 2013 was 27.9%.  The nine-month period in 2013 also benefitted from the extension of the 2012 and 2013 U.S. Research & Development tax credits enacted in January 2013.  The full retroactive benefit from 2012 was taken in the first quarter of 2013 for a benefit of $0.6 million. Excluding these discrete benefits, our effective tax rate for the first nine months 2014 and 2013 was 30.8% and 30.2%, respectively.

Note 8 — Fair Value Measurements

The authoritative guidance for fair value measurements establishes a hierarchy for observable and unobservable inputs used to measure fair value, into three broad levels, which are described below:

—	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
—	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
—	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs. For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $2.3 million and $11.4 million, respectively at September 30, 2014. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

—	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was an asset of $0.3 million and a liability of $0.3 million at September 30, 2014.
—

Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at September 30, 2014 was $2.0 million and $11.1 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended September 30, 2014 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our operating segments for the quarters and nine months ended September 30, 2014 and 2013 is as follows:

	(Unaudited)
(In millions)	Composite Materials	Engineered Products	Corporate & Other (a)	Total
Third Quarter 2014
Net sales to external customers	$342.9	$109.0	$—	$451.9
Intersegment sales	16.4	0.4	(16.8)	—
Total sales	359.3	109.4	(16.8)	451.9
Operating income (a)	74.4	16.7	(12.1)	79.0
Depreciation and amortization	16.4	1.3	0.1	17.8
Stock-based compensation expense	0.9	0.2	1.4	2.5
Accrual basis additions to capital expenditures	72.4	2.0	—	74.4
Third Quarter 2013
Net sales to external customers	$312.6	$99.7	$—	$412.3
Intersegment sales	17.1	0.1	(17.2)	—
Total sales	329.7	99.8	(17.2)	412.3
Operating income (a)	68.7	14.9	(14.6)	69.0
Depreciation and amortization	13.4	1.2	0.1	14.7
Stock-based compensation expense	1.0	0.2	1.5	2.7
Accrual basis additions to capital expenditures	36.8	3.0	—	39.8
Nine Months Ended September 30, 2014
Net sales to external customers	$1,060.8	$322.9	$—	$1,383.7
Intersegment sales	53.1	1.0	(54.1)	—
Total sales	1,113.9	323.9	(54.1)	1,383.7
Operating income (a) (b)	230.1	50.7	(52.1)	228.7
Other operating expense (b)	—	—	6.0	6.0
Depreciation and amortization	48.3	4.1	0.2	52.6
Stock-based compensation expense	4.3	0.9	8.8	14.0
Accrual basis additions to capital expenditures	173.4	5.8	—	179.2
Nine Months Ended September 30, 2013
Net sales to external customers	$962.1	$289.3	$—	$1,251.4
Intersegment sales	51.8	1.2	(53.0)	—
Total sales	1,013.9	290.5	(53.0)	1,251.4
Operating income (a)	207.8	43.4	(47.3)	203.9
Depreciation and amortization	39.1	3.5	0.2	42.8
Stock-based compensation expense	4.3	0.9	9.5	14.7
Accrual basis additions to capital expenditures	113.2	8.7	—	121.9

(a)	We do not allocate corporate expenses to the operating segments.
(b)	Other operating expense for the nine months ended September 30, 2014 reflects an increase in environmental reserves related to a former manufacturing facility in Lodi, New Jersey.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	September 30, 2014	December 31, 2013
Composite Materials	$44.4	$45.0
Engineered Products	16.0	16.0
Goodwill and intangible assets	$60.4	$61.0

No impairments have been recorded against these amounts.

Note 10 — Other Operating Expense

The nine-month period ended September 30, 2014 included a pre-tax charge of $6.0 million for additional environmental reserves primarily related to a former manufacturing facility in Lodi, New Jersey (see note 12).

Note 11 — Other Non-Operating Expense

In September 2014, the Company entered into a new $700 million senior unsecured revolving credit facility that matures in 2019.  As a result of this refinancing, we accelerated certain unamortized costs of the credit facility being replaced incurring a pretax charge of $0.5 million in the third quarter of 2014 (see note 5).

In June 2013, the Company entered into a new $600 million senior secured revolving credit facility that would have matured in 2018. As a result of this refinancing, we accelerated certain unamortized financing costs of the credit facility being replaced and the deferred expense on related interest rate swaps incurring a pretax charge of $1.0 million in the second quarter of 2013.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program.  Hexcel has completed all primary remediation activities and is in the final phase of clean-up, which includes testing of local bedrock, confirmation that no offsite contamination migration has occurred and remediation of contaminated areas near the river embankment. We have accrued charges of $3.7 million in 2014 for this additional work and for costs to decommission the site. Upon completion of active remediation, a petition for Monitored Natural Attenuation status will be filed with the State. The accrual balance is $3.4 million as of September 30, 2014 and was $1.7 million at December 31, 2013.

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

In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option. On April 11, 2014, the EPA issued a revised FFS, which proposes several alternatives, including the bank to bank dredging of the lower eight miles of the river at an expected cost ranging from $0.8 billion to $3.25 billion, according to the EPA, but also includes a “no action” option.  The comment period for the revised FFS closed on August 20, 2014 and a final decision is not expected for several months.  Hexcel is not currently subject to any obligation to undertake the work contemplated by the FFS, nor have we determined our allocable share of any remediation alternatives. However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company recorded the lower end of the expected range, which resulted in an increase in the accrual of $2.3 million in the second quarter of 2014. Despite the issuance of the revised FFS, there are many uncertainties associated with the final agreed upon remediation and the Company’s allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies on its upgradient site and is operating those pursuant to an order agreed with the State of Washington.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order.  The Department of Ecology has recently approved a reduced number of wells and a reduced pumping volume for Hexcel’s wells on its property.  The total accrued liability related to this matter was $0.6 million at September 30, 2014 and $0.8 million at December 31, 2013.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA.  The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been noticed by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy. Although our ultimate liability, if any, in connection with this matter cannot be determined at this time, we have accrued $0.6 million relating to potential liability for both the Omega site and regional groundwater remedies.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of September 30, 2014, our aggregate environmental related accruals were $6.9 million, of which $5.0 million was included in accrued liabilities with the remainder included in non-current liabilities.  As of December 31, 2013, our aggregate environmental related accruals were $3.9 million, of which $3.4 million was included in accrued liabilities with the remainder included in non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued at the high end of the range of possible outcomes for those sites where we are able to estimate our liability, our accrual would have been $28 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarter ended September 30, 2014 and 2013 was $0.2 million and $1.5 million, respectively, and $2.9 million and $3.3 million for the nine months ended September 30, 2014 and 2013.  In addition, our operating costs relating to environmental compliance charged to expense were $3.4 million for each of the quarters ended September 30, 2014 and 2013, respectively and $10.7 million and $10.0 million for the nine-month periods ended September 30, 2014 and 2013, respectively.  Capital expenditures for environmental matters were $2.4 million and $1.3 million for the quarters ended September 30, 2014 and 2013, respectively and $4.6 million and $2.9 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate. Warranty expense for the quarter ended September 30, 2014, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2013	$4.5
Warranty expense	2.4
Deductions and other	(1.7)
Balance as of June 30, 2014	5.2
Warranty expense	1.7
Deductions and other	(1.0)
Balance as of September 30, 2014	$5.9

Note 13 — Stock Repurchase Plan

In June 2014, our Board authorized an additional plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”).  In July 2013, our Board authorized us to repurchase $150 million of our outstanding common stock (“2013 Repurchase Plan”), which was completed during the second quarter of 2014.  During the first nine months of 2014, the Company spent $160.0 million to repurchase 3,993,401 shares of common stock under the approved plans.  At September 30, 2014, there is $100 million remaining authorized under the 2014 Repurchase Plan.

In December 2012, our Board authorized us to repurchase up to $50 million of our outstanding common stock (“2012 Repurchase Plan”) which was completed in the second quarter of 2013; the Company repurchased a total of 1,573,588 shares under the 2012 Repurchase Plan.

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

Net sales for the quarter were $451.9 million, 9.6% higher (9.5% in constant currency) than the $412.3 million reported for the third quarter of 2013. Year to date net sales were 9.8% higher in constant currency. The growth was led by the commercial aerospace market, which accounts for 66% of our year to date sales.

Commercial aerospace sales of $296.5 million increased 13.2% for the quarter (13.0% in constant currency) as compared to the third quarter of 2013 and increased 13.4% (12.9% in constant currency) for the nine-month period as compared to 2013. Combined revenues attributed to new aircraft programs (A380, B747-8, B787, A350, A320neo, and B737 Max) increased nearly 20% versus the third quarter last year with the A350 and B787 shipments leading the growth. Sales for Airbus and Boeing legacy aircraft were up 8% compared to the 2013 quarter and were about 5% lower than the run rate from the first half of the year.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were over 10% higher compared to the third quarter of 2013, and remained at about the same run rate as the last three quarters.

Space & Defense sales of $88.5 million decreased 6.3% (same in constant currency) for the quarter as compared to the third quarter of 2013. Rotocraft sales were down about 15% led by the expected decline in V22 sales, as well as softness in European and Asia Pacific regions. In addition, there were a modest amount of orders that shifted to the fourth quarter. The first nine months sales are down 4.5% in constant currency.

Total Industrial sales of $66.9 million for the third quarter of 2014 were 19.7% higher (same in constant currency) than the third quarter of 2013. Sales for the first nine months of 2014 were up 19.9% in constant currency over the comparable 2013 period. The increases were across the board, including wind energy sales which for the first nine months of 2014 were up over 25% in constant currency as compared to the first nine months of 2013.

Gross margin for the third quarter was 27.0% as compared to 27.2% in the third quarter of 2013, as both periods reflect strong operating performance.  Selling, general and administrative (“SG&A”) expenses equaled the third quarter of 2013 and research and technology (“R&T”) expenses in the third quarter of 2014 of $10.1 million were $0.1 million lower than the comparable 2013 period.

Free cash flow (defined as cash provided by operating activities less capital expenditures) resulted in a use of $3 million in the first nine months of 2014 versus a source of $63 million in 2013, as cash used for capital expenditures was $194 million as compared to $133 million in the first nine months of 2013. Accrual basis additions to capital expenditures were $179.2 million in the first nine months of 2014 as compared to $121.9 million during the first nine months of 2013. We expect accrual basis capital expenditures to be at the high end of our range of $225 million to $250 million in 2014, as we continue to expand capacity to meet the planned needs of our customers.

Financial Overview

Results of Operations

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	% Change	2014	2013	% Change
Net sales	$451.9	$412.3	9.6%	$1,383.7	$1,251.4	10.6%
Net sales change in constant currency			9.5%			9.8%
Operating income	79.0	69.0	14.5%	228.7	203.9	12.2%
Net income	55.8	48.7	14.6%	156.5	140.8	11.2%
Diluted net income per common share	$0.57	$0.48		$1.58	$1.38
Non-GAAP measures:
Adjusted operating income	$79.0	$69.0	14.5%	$234.7	$203.9	15.1%
As a percentage of net sales	17.5%	16.7%		17.0%	16.3%
Adjusted net income	$56.1	$48.7	15.2%	$160.7	$141.4	13.6%
Adjusted diluted earnings per share	$0.57	$0.48		$1.62	$1.39

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

(In millions, except per share data)	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income	$79.0	$69.0	$228.7	$203.9
Other operating expense (a)	—	—	6.0	—
Adjusted operating income	$79.0	$69.0	$234.7	$203.9
Net income	$55.8	$48.7	$156.5	$140.8
Other operating expense, net of tax (a)	—	—	3.9	—
Non-operating expense, net of tax (b)	0.3	—	0.3	0.6
Adjusted net income	$56.1	$48.7	$160.7	$141.4

(In millions)	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$191.8	$195.9
Less: Capital expenditures	(194.4)	(133.1)
Free cash flow (Non-GAAP)	$(2.6)	$62.8

(a)	Other operating expense for the nine months ended September 30, 2014 reflects an increase in environmental reserves related to a former manufacturing facility in Lodi, New Jersey.
(b)

Non-operating expense in 2014 and 2013 is the accelerated amortization of deferred financing costs related to our previous senior secured credit facility and 2013 also includes the recognition of the deferred expense on related interest rate swaps.

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2014 and 2013:

(In millions)	Quarter Ended September 30,			Nine Months Ended September 30,		% Change
	2014	2013	% Change	2014	2013
Consolidated Net Sales	$451.9	$412.3	9.6%	$1,383.7	$1,251.4	10.6%
Commercial Aerospace	296.5	262.0	13.2%	907.9	800.9	13.4%
Space & Defense	88.5	94.4	(6.3)%	276.2	287.1	(3.8)%
Industrial	66.9	55.9	19.7%	199.6	163.4	22.2%
Composite Materials	$342.9	$312.6	9.7%	$1,060.8	$962.1	10.3%
Commercial Aerospace	212.3	191.2	11.0%	662.6	593.6	11.6%
Space & Defense	64.1	67.6	(5.2)%	199.5	210.7	(5.3)%
Industrial	66.5	53.8	23.6%	198.7	157.8	25.9%
Engineered Products	$109.0	$99.7	9.3%	$322.9	$289.3	11.6%
Commercial Aerospace	84.2	70.8	18.9%	245.3	207.3	18.3%
Space & Defense	24.4	26.8	(9.0)%	76.7	76.4	0.4%
Industrial	0.4	2.1	(81.0)%	0.9	5.6	(83.9)%

Sales by Segment

Composite Materials: Net sales of $342.9 million in the third quarter of 2014 increased $30.3 million over the $312.6 million in the prior year driven by an 11.0% increase in Commercial Aerospace sales. Space and Defense sales declined 5.2% from 2013 and Industrial sales increased to $66.5 million or 23.6% compared to the third quarter in 2013. The increase of 10.3% in net sales to $1,060.8 million for the first nine months of 2014 was also driven by Commercial Aerospace and Industrial, partially offset by a slight decline in Space and Defense sales.

Engineered Products: Net sales of $109.0 million in the third quarter of 2014 increased $9.3 million over the $99.7 million for 2013 driven by an 18.9% increase in Commercial Aerospace sales, partially offset by a 9.0% decline in Space & Defense sales. The increase of 11.6% in net sales to $322.9 million for the first nine months of 2014 was also driven by Commercial Aerospace. Sales in Space & Defense declined as sales for helicopter programs in the Americas had a modest amount of orders pushed out to the fourth quarter and the C-17 program continued to wind down. There are not significant sales to the Industrial market from this segment.

Sales by Market

Commercial Aerospace: Net sales increased $34.5 million, or 13.2% (13.0% in constant currency), to $296.5 million for the third quarter of 2014. Net sales for the nine months ended September 30, 2014 increased $107.0 million or 13.4% (12.9% on a constant currency basis) to $907.9 million. For the quarter and first nine months, new aircraft programs (A380, B747-8, B787, A350, A320neo, and B737 Max) increased about 20% versus the comparable periods of 2013 with the A350 and B787 shipments leading the growth. Sales for Airbus and Boeing legacy aircraft were up about 8% compared to the third quarter 2013 and were about 5% lower than the run rate from the first half of the year. For the first nine months of 2014, Airbus and Boeing legacy aircraft increased about 7%, over the comparable period in 2013. Sales to other commercial aerospace, which includes regional and business aircraft customers, were over 10% higher for the quarter and first nine months of 2014 than the comparable periods of 2013.

Space & Defense: Net sales decreased $5.9 million, or 6.3% (same in constant currency), to $88.5 million for the third quarter of 2014. Rotocraft sales were down about 15% led by the expected decline in V22 sales, as well as softness in European and Asia Pacific regions. In addition, there were a modest amount of orders that shifted to the fourth quarter. Net sales of $276.2 million for the nine months ended September 30, 2014 decreased $10.9 million or 3.8% (4.5% on a constant currency basis), below the prior year level.

Industrial: Net sales for the third quarter of 2014 increased $11.0 million, or 19.7% (same in constant currency) as compared to the third quarter of 2013. Net sales for the nine months ended September 30, 2014 increased $36.2 million or 22.2% (19.9% on a constant currency basis) to $199.6 million over the first nine months of 2013. Wind energy sales in the first nine months of 2014 were up more than 25% over the comparable period in 2013.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Gross margin	$122.0	$112.1	8.8%	$380.3	$340.9	11.6%
Percentage of sales	27.0%	27.2%		27.5%	27.2%

We achieved a gross margin percentage of 27.0% in the third quarter and 27.5% in the first nine months of 2014. The benefit of higher volume combined with good cost control led to the margin growth. Foreign exchange rates had a nominal impact on gross margin as compared to 2013.

Operating Expenses

(In millions)	Quarter Ended September 30,			Nine Months Ended September 30,		% Change
	2014	2013	% Change	2014	2013
SG&A expense	$32.9	$32.9	0.0%	$111.0	$105.7	5.0%
Percentage of sales	7.3%	8.0%		8.0%	8.4%
R&T expense	$10.1	$10.2	(0.1)%	$34.6	$31.3	10.5%
Percentage of sales	2.2%	2.5%		2.5%	2.5%

SG&A and R&T expenses in the third quarter of 2014 were about the same as last year’s third quarter.  Higher R&T expenses for the first nine months of 2014 reflect the increased spending on new product and process development costs.

Operating Income

(In millions)	Quarter Ended September 30,			Nine Months Ended September 30,		% Change
	2014	2013	% Change	2014	2013
Consolidated operating income	$79.0	$69.0	14.5%	$228.7	$203.9	12.2%
Operating margin	17.5%	16.7%		16.5%	16.3%
Composite Materials	74.4	68.7	8.3%	230.1	207.8	10.7%
Operating margin	20.7%	20.8%		20.7%	20.5%
Engineered Products	16.7	14.9	12.1%	50.7	43.4	16.8%
Operating margin	15.3%	14.9%		15.7%	14.9%
Corporate & Other	(12.1)	(14.6)	17.1%	(52.1)	(47.3)	(10.1)%

Operating income in the nine months ended September 30, 2014 included a $6.0 million charge for additional environmental reserves primarily for remediation of a former manufacturing facility, attributed to Corporate and Other. Excluding the charge, operating margin would have been 17.0% for the 2014 nine-month period.

Interest Expense, Net

(In millions)	Quarter Ended September 30,			Nine Months Ended September 30,		% Change
	2014	2013	% Change	2014	2013
Interest expense, net	$2.1	$1.9	10.5%	$5.9	$5.7	3.5%

Interest expense for the quarter and nine months ended September 30, 2014 increased modestly over the comparable periods of 2013 as increases in debt have been partially offset by lower interest rates due to refinancings.

Provision for Income Taxes

(In millions)	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax expense	$21.2	$18.7	$66.9	$57.2
Effective tax rate	27.7%	27.9%	30.1%	29.0%

The effective tax rates for the quarter and nine months of 2014 and 2013 were 27.7% and 27.9% and 30.1% and 29%, respectively. The third quarters of 2014 and 2013 included a benefit of $1.7 million and $1.8 million, respectively, from favorable tax return to provision adjustments and the release of reserves for uncertain tax positions.  The nine-month period in 2013 also benefitted from the extension of the 2012 and 2013 U.S. Research & Development tax credits enacted in January 2013.  The full retroactive benefit from 2012 was taken in the first quarter of 2013 for a benefit of $0.6 million.  Excluding these discrete benefits, our effective tax rate for the first nine months of 2014 and 2013 was 30.8% and 30.2%, respectively.

Financial Condition

Liquidity: As of September 30, 2014, we had cash and cash equivalents of $37.7 million and our total debt, net of cash, was $395.1 million, as compared to $229.5 million at December 31, 2013. The increase in debt in the first nine months of 2014 primarily reflects the $160 million repurchase of stock.  In September 2014, the Company entered into a new $700 million senior unsecured revolving credit facility (the “Facility”) that will mature in five years. The new facility replaces the Company’s previous $600 million senior secured credit facility that would have expired in June 2018. The initial interest rate for the revolver is LIBOR +1.25% for borrowings and can fluctuate depending on the company’s consolidated leverage ratio. At September 30, 2014, total borrowings under the Facility were $430 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of September 30, 2014, we had issued letters of credit under the Facility totaling $1.7 million, resulting in undrawn availability under the Facility as of September 30, 2014 of $268.3 million. In addition, we borrowed $2.8 million from the credit line established in China associated with our operations there. As a result of the refinancing, we accelerated certain unamortized financing costs of the credit facility being replaced incurring a pretax charge of $0.5 million in the third quarter of 2014.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of September 30, 2014, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of September 30, 2014, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until September 2019 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $191.8 million in the first nine months of 2014, as compared to net cash provided by operating activities of $195.9 million in the first nine months of 2013. The increase in earnings was offset by an increase in working capital, primarily increased accounts receivable due to the higher sales.

Investing Activities: Net cash used for investing activities of $194.4 million and $133.1 million in the first nine months of 2014 and 2013, respectively, was for capital expenditures.

Financing Activities: Financing activities used $21.3 million of net cash in the first nine months of 2014 compared to a use of $36.7 million in the same period of 2013. The increases in borrowings were used for stock repurchases as described below:

In June 2014, our Board authorized an additional plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”). In July 2013, our Board authorized us to repurchase $150 million of our outstanding common stock (“2013 Repurchase Plan”), which was completed during the second quarter of 2014. During the first nine months of 2014, the Company spent $160.0 million to repurchase 3,933,401 shares of common stock under the approved plans. At September 30, 2014, there is $100 million remaining authorized under the 2014 Repurchase Plan.

In December 2012, our Board authorized us to repurchase up to $50 million of our outstanding common stock (“2012 Repurchase Plan”) which was completed in the second quarter of 2013; the Company repurchased a total of 1,573,588 shares under the 2012 Repurchase Plan.

Financial Obligations and Commitments: As of September 30, 2014, current maturities of notes payable (our foreign credit line) were $2.8 million. The next significant scheduled debt maturity will not occur until 2019, the year the senior unsecured credit facility matures. Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Lower Passaic River in New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of September 30, 2014, our aggregate environmental related accruals were $6.9 million, of which $5.2 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $28 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-

ups of new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications, including whether certain programs might be curtailed or discontinued; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity and new facilities expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and the current economic environment; (j) the outcome of legal and environmental matters; (k) our projections regarding the realizability of net operating loss and tax credit carryforwards; (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, commodity prices, and fluctuations in the market price of our common stock; (m) the impact of work stoppages or other labor disruptions; and (n) the impact of the above factors on our expectations of 2014 financial results.  In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements, cost reductions and capacity additions, supply chain disruptions and conditions in the financial markets.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2014 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2014	721,701	$39.63	721,701		$116,883,916
August 1 — August 31, 2014	447,124	37.76	447,124		100,000,028
September 1 — September 30, 2014	0	N/A	0		$100,000,028
Total	1,168,825	$38.91	1,168,825	(1)	$100,000,028

(1)

In June 2014, our Board authorized us to repurchase an additional $150 million of our outstanding common stock. The Company spent $45.5 million to repurchase 1,168,825 shares of common stock during the third quarter 2014.

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

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation
October 20, 2014	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.