Form 10-K
period 2014-12-31
HEXCEL CORP /DE/
filed 2015-02-05
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $3,939,557,326 based on the reported last sale price of common stock on June 30, 2014, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 30, 2015
COMMON STOCK	95,747,347

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

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe and Russia. We are also a partner in a joint venture in Malaysia, which manufactures composite structures for Commercial Aerospace applications and a joint venture in the UK which specializes in lightweight multi-axial fabrics.

Narrative Description of Business and Segments

We are a manufacturer of products within a single industry: Advanced Composites. Hexcel has two reportable segments, Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resins, prepregs and other fiber-reinforced matrix materials, and honeycomb core product lines. The Engineered Products segment is comprised of lightweight high strength composite structures, molded components, engineered core and honeycomb products with added functionality.

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2014.

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

The following table identifies the principal products and examples of the primary end-uses from the Composite Materials segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
COMPOSITE MATERIALS	Carbon Fibers	● Raw materials for prepregs, fabrics and specialty reinforcements ● Filament winding for various aerospace, defense and industrial applications

	Fabrics and Specialty Reinforcements	● Raw materials for prepregs and honeycomb ● Composites and components used in aerospace, defense, wind energy, automotive, recreation and other industrial applications

Prepregs, Other Fiber-Reinforced Matrix Materials and Resins

●        Composite structures

●        Commercial and military aircraft components

●        Satellites and launchers

●        Aeroengines

●        Wind turbine and helicopter blades

●        Cars, boats and trains

●        Skis, snowboards, bicycles and hockey sticks

	Structural Adhesives	● Bonding of metals, honeycomb and composite materials

	Honeycomb	● Composite structures and interiors ● Impact and shock absorption systems ● Helicopter blades

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

Fabrics and Specialty Reinforcements: HexForce® fabrics and specialty reinforcements are made from a variety of fibers, including carbon, aramid and other high strength polymers, several types of fiberglass, quartz, ceramic and other specialty fibers. These reinforcements are used in the production of prepregs and other matrix materials used in primary and secondary structural aerospace applications such as wing components, horizontal and vertical stabilizer components, fairings, radomes and engine fan blades and cases, engine nacelles as well as overhead storage bins and other interior components. Our reinforcements are also used in the manufacture of a variety of industrial and recreational products such as wind energy blades, automotive components, oil exploration and production equipment, boats, surfboards, skis and other sporting goods equipment.

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

Other Fiber-Reinforced Matrix Materials: Fiber reinforced matrix developments include HexMC®, a form of quasi-isotropic carbon fiber prepreg that enables small to medium sized complex-shaped composite components to be mass produced. HexTOOL® is a specialized form of HexMC® for use in the cost-effective construction of high temperature resistant composite tooling. HexFIT® film infusion material is a product that combines resin films and dry fiber reinforcements to save lay-up time in production and enables the manufacture of large contoured composite structures, such as wind turbine blades.

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

The following table identifies the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS
Aernnova	Daher	Premium Aerotech
Airbus Group	Embraer	Safran
Alliant Techsystems	FACC	Spirit Aerosystems
The Boeing Company	Finmeccanica	Textron
Bombardier	Gamesa	Toray
CFAN	General Electric	Trek
CFM International	GKN	Triumph
CTRM Aero Composites	Lockheed Martin	United Technologies
Cytec	Northrop Grumman	Vestas

MAJOR MANUFACTURING FACILITIES
Casa Grande, Arizona	Neumarkt, Austria
Dagneux, France	Parla, Spain
Decatur, Alabama	Salt Lake City, Utah
Duxford, England	Seguin, Texas
Leicester, England (JV)	Stade, Germany
Illescas, Spain	Tianjin, China
Les Avenieres, France	Windsor, Colorado
Nantes, France

Net sales for the Composite Materials segment to third-party customers were $1,420.9 million in 2014, $1,286.9 million in 2013 and $1,230.9 million in 2012, which represented 77%, of our net sales each year. Net sales for composite materials are highly dependent upon the number of large commercial aircraft produced as further discussed under the captions “Significant Customers”, “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, about 5% of our total production of composite materials in 2014 was used internally by the Engineered Products segment.

The Composites Materials segment acquired a 50% ownership interest in a UK joint venture, Formax UK Limited on December 15, 2014.  The joint venture is a leading manufacturer of composite reinforcements, specializing in lightweight multi-axial fabrics. Formax had estimated revenues of $45 million in 2014.

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

The following table identifies the principal products and examples of the primary end-uses from the Engineered Products segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
ENGINEERED PRODUCTS	Composite Structures	● Aircraft structures and finished aircraft components, including wing to body fairings, wing panels, flight deck panels, door liners, helicopter blades, spars and tip caps

	Engineered Honeycomb	● Aircraft structural sub-components and semi-finished components used in helicopter blades, engine nacelles, and aircraft surfaces (flaps, wings, elevators and fairings)

	HexMC® molded composite parts	● Complex geometric parts for commercial aircrafts to replace traditionally metal parts including window frames, primary structure brackets and fittings as well as for certain industrial applications

Net sales for the Engineered Products segment to third-party customers were $434.6 million in 2014, $391.3 million in 2013, and $347.3 million in 2012, which represented 23% of our net sales each year.

The Engineered Products segment has a 50% ownership interest in a Malaysian joint venture, Aerospace Composites Malaysia Sdn. Bhd. (“ACM”) with Boeing Worldwide Operations Limited. Under the terms of the joint venture agreement, Hexcel and The Boeing Company (“Boeing”) have transferred the manufacture of certain semi-finished composite components to this joint venture. Hexcel purchases the semi-finished composite components from the joint venture, and inspects and performs additional skilled assembly work before delivering them to Boeing. The joint venture also manufactures composite components for other aircraft component manufacturers. ACM had revenue of $64 million in 2014, and $62 million and $59 million in 2013 and 2012, respectively.

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

Significant Customers

Approximately 32%, 34% and 29% of our 2014, 2013 and 2012 net sales, respectively, were to Boeing and related subcontractors. Of the 32% of overall sales to Boeing and its subcontractors in 2014, 28% related to Commercial Aerospace market applications and 4% related to Space & Defense market applications. Approximately 31%, 29% and 28% of our 2014, 2013 and 2012 net sales, respectively, were to Airbus Group and its subcontractors. Of the 31% of overall sales to Airbus Group and its subcontractors in 2014, 27% related to Commercial Aerospace market applications and 4% related to Space & Defense market applications.

Markets

Our products are sold for a broad range of end-uses. The following tables summarize our net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2014	2013	2012
Net Sales by Market
Commercial Aerospace	66%	65%	60%
Space & Defense	20	22	23
Industrial	14	13	17
Total	100%	100%	100%
Net Sales by Geography (a)
United States	50%	52%	51%
Europe and China	50	48	49
Total	100%	100%	100%

(a)	Net sales by geography based on the location in which the product sold was manufactured.

	2014	2013	2012
Net Sales to External Customers (b)
United States	45%	46%	46%
Europe	39	39	39
All Others	16	15	15
Total	100%	100%	100%

(b)	Net sales to external customers based on the location to which the product sold was delivered.

Commercial Aerospace

The Commercial Aerospace industry is our largest user of advanced composites. Commercial Aerospace represented 66% of our 2014 net sales. Approximately 85% of these revenues can be identified as sales to Airbus, Boeing and their subcontractors for the production of commercial aircraft. The remaining 15% of these revenues were for regional and business aircraft. The economic benefits airlines can obtain from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced composites over traditional materials, have caused the industry to be the leader in the use of these materials. While military aircraft and spacecraft have championed the development of these materials, Commercial Aerospace has had the greater production volumes and has commercialized the use of these products. Accordingly, the demand for advanced structural material products is closely correlated to the demand for new commercial aircraft.

The use of advanced composites in Commercial Aerospace is primarily in the manufacture of new commercial aircraft. The aftermarket for these products is very small as many of these materials are designed to last for the life of the aircraft. The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets. The International Air Transport Association (IATA) estimates 2014 revenue passenger miles were 5.8% higher than 2013. Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

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

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals. This follows the trend previously seen in military fighter aircraft where advanced composites may now exceed 50% of the weight of the airframe. Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950’s, contained almost no composite materials. One of the first commercial aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and was built with an airframe containing approximately 6% composite materials. The airframe of Boeing’s 777 aircraft, which entered service in 1995, is approximately 11% composite. The Airbus A380, which was first delivered in 2007, has approximately 23% composite content by weight. Boeing’s latest aircraft, the B787, which entered into service in September 2011, has a content of more than 50% composite materials by weight. The Airbus A350 XWB (“A350”) which has a composite content of 53% by weight was first delivered to launch customer Qatar Airways in December 2014. In 2011, both Airbus and Boeing announced new versions of their narrow body aircraft which will have new engines. Airbus’s A320neo had its first flight in September 2014 and is expected to enter service in the fourth quarter of 2015 and Boeing’s B737 MAX in 2017. In 2014, Airbus announced a new version of its A330, the A330neo, which will have new engines, and Boeing announced the B777X, a new version of the B777 with composite wings and new engines.  It is expected that these new aircraft will offer more opportunities for composite materials than their predecessors, as the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft. We refer to this steady expansion of the use of composites in aircraft as the “secular penetration of composites” as it increases our average sales per airplane over time.

The impact on Hexcel of Airbus and Boeing’s production rate changes is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production. We have products on all Airbus and Boeing planes. The dollar value of our materials varies by aircraft type — twin aisle aircraft use more of our materials than narrow body aircraft and newer designed aircraft use more of our materials than older generations. On average, for established programs, we deliver products into the supply chain about six months prior to aircraft delivery, with a range between one and eighteen months depending on the product. For aircraft that are in the development or ramp-up stage, such as the A350, A320neo, B737 MAX, A330neo and the B777X, we will have sales as much as several years in advance of the delivery. Increased aircraft deliveries combined with the secular penetration of composites resulted in our Commercial Aerospace revenues increasing by approximately 12% in 2014 and 15% in 2013 and 2012.

Set forth below are historical aircraft deliveries as announced by Airbus and Boeing:

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Airbus	294	311	325	303	305	320	378	434	453	483	498	510	534	588	626	629
Boeing	620	491	527	381	281	285	290	398	441	375	481	462	477	601	648	723
Total	914	802	852	684	586	605	668	832	894	858	979	972	1,011	1,189	1,274	1,352

Approximately 85% of our Commercial Aerospace revenues can be identified as sales to Airbus, Boeing and their subcontractors for the production of commercial aircraft. Airbus and Boeing combined deliveries in 2014 were 1,352 aircraft, surpassing the previous high of 1,274 in 2013. Based on Airbus and Boeing public estimates, the combined deliveries in 2015 are expected to be higher than 2014. In 2014, the combined net orders reported by Airbus and Boeing were for 2,888 planes, bringing their backlog at December 31, 2014 to 12,175 planes – the highest in history. The balance of our Commercial Aerospace sales is related to regional and business aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft. Regional and business aircraft sales of $180.6 million in 2014 were higher than the $161.7 million in sales in 2013.

Space & Defense

The Space & Defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites. The aggregate demand by Space & Defense customers is primarily a function of procurement of military aircraft that utilize advanced composites by the United States and certain European governments, as well as that we include both commercial and military helicopters in this market. We are currently qualified to supply materials to a broad range of over 100 helicopter, military aircraft and space programs. The top ten programs by revenues represent about 55% of our Space & Defense revenues and no one program exceeds 10% of our revenues in this market. Rotorcraft (commercial and military) accounted for just under 60% of Space &

Defense sales in 2014. Key programs include the V-22 (Osprey) tilt rotor aircraft, A400M military transport, Blackhawk, F-35 (joint strike fighter or JSF), AH-64 Apache, C-17, European Fighter Aircraft (Typhoon), S76, F/A-18E/F (Hornet), CH-53 Super Stallion, NH90, and Tiger helicopters. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing. The sales that we obtain from these programs will depend upon which are funded and the extent of such funding. Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for launch vehicles, and buss and solar arrays for military and commercial satellites.

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

Contracts for military and some commercial programs may contain provisions applicable to both U.S. Government contracts and subcontracts. For example, a prime contractor may flow down a “termination for convenience” clause to materials suppliers such as Hexcel. According to the terms of a contract, we may be subject to U.S. government Federal Acquisition Regulations, the Department of Defense Federal Acquisition Regulations Supplement, and associated procurement regulations.

Industrial Markets

The revenue for this market includes applications for our products outside the Commercial Aerospace and Space & Defense markets. A number of these applications represent emerging opportunities for our products. In developing new applications, we seek those opportunities where advanced composites technology offers significant benefits to the end user, often applications that demand high engineering performance. Within the Industrial Markets, the major end user sub-markets include, in order of size based on our 2014 sales, wind energy, general industrial applications (including those sold through distributors), recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks), and transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications). Our participation in industrial market applications complements our commercial and military aerospace businesses. We are committed to pursuing the utilization of advanced structural material technology where it can generate significant value and we can maintain a sustainable competitive advantage.

Further discussion of our markets, including certain risks, uncertainties and other factors with respect to “forward-looking statements” about those markets, is contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”.

Backlog

In recent years, our customers have demanded shorter order lead times and “just-in-time” delivery performance. While we have many multi-year contracts with our major aerospace customers, most of these contracts specify the proportion of the customers’ requirements that will be supplied by us and the terms under which the sales will occur, not the specific quantities to be procured. Our Industrial customers have always desired to order their requirements on as short a lead-time as possible. As a result, twelve-month order backlog is not a meaningful trend indicator for us. As noted above, our Commercial Aerospace sales to Airbus and Boeing and their subcontractors accounted for 56% of our 2014 sales, and they have backlogs of 12,175 airplanes or about nine years based on 2014 deliveries.

Raw Materials and Production Activities

Our manufacturing operations are in many cases vertically integrated. We produce and internally utilize carbon fibers, industrial fabrics, composite materials and composite structures as well as sell these materials to third-party customers for their use in the manufacture of their products.

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”). The primary raw material for PAN is acrylonitrile. All of the PAN we produce is for internal carbon fiber production. We consume approximately more than 70% by value of the carbon fiber we produce and sell the remainder of our output to third-party customers. However, as one of the world’s largest consumers of high performance carbon fiber, we also purchase significant quantities of carbon fiber from external sources for our own use. The sources of carbon fiber we can use in any product or application are generally dictated by customer qualifications or certifications. Otherwise we select a carbon fiber based on performance, price and availability. With the increasing demand for carbon fiber, particularly in aerospace applications, we have tripled our PAN and carbon fiber capacity since 2007 to serve the growing needs of our customers and our own downstream products and we are continuing to expand our capacity to meet our customers’ forecasted requirements. After a new production line starts operating, it can take up to a year to be certified for aerospace qualifications. However, these lines can start supplying carbon fiber for many industrial and recreational applications within a shorter time period.

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

Our products rely primarily on our expertise in materials science, textiles, process engineering and polymer chemistry. Consistent with market demand, we have been placing more emphasis on higher performing products and cost effective production processes while seeking to improve the consistency of our products and our capital efficiency. Towards this end, we have entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories. We believe that we possess unique capabilities to design, develop, manufacture and qualify composite materials and structures. We have over 1,200 patents and pending applications worldwide, and have granted technology licenses and patent rights to several third parties primarily in connection with joint ventures and joint development programs. It is our policy to actively enforce our proprietary rights. We believe that the patents and know-how rights currently owned or licensed by Hexcel are adequate for the conduct of our business. We do not believe that our business would be materially affected by the expiration of any single patent or series of related patents, or by the termination of any single license agreement or series of related license agreements.

We spent $47.9 million, $41.7 million and $36.7 million for R&T in 2014, 2013 and 2012, respectively. Our 2014 spending was 14.9% higher than 2013 as we invested in new products and technology supporting our growth and productivity initiatives. Our spending on a quarter to quarter basis fluctuates depending upon the amount of new product development and qualification activities, particularly in relation to commercial aircraft applications, that are in progress. These expenditures are expensed as incurred.

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

Our aggregate environmental related accruals at December 31, 2014 and 2013 were $5.0 million and $3.9 million, respectively. As of December 31, 2014 and December 31, 2013, $3.2 million and $3.4 million, respectively, were included in “Other current accrued liabilities”, with the remainder included in “Other non-current liabilities”. As related to certain of our environmental matters, except for the Lodi, New Jersey site, our accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accruals would have been $28 million and $2.6 million higher at December 31, 2014 and 2013, respectively. Environmental remediation spending charged directly to our reserve balance for 2014, 2013 and 2012, was $4.9 million, $3.6 million and $3.4 million, respectively. In addition, our operating costs relating to environmental compliance were $14.2 million, $13.5 million and $13.1 million, for 2014, 2013, and 2012, respectively, and were charged directly to expense. Capital expenditures for environmental matters approximated $7.3 million, $4.6 million and $2.4 million for 2014, 2013 and 2012 respectively.

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

Employees

As of December 31, 2014, we employed 5,663 full-time employees and contract workers, 3,281 in the United States and 2,382 in other countries. Of the 5,663 full-time employees, approximately 18% were represented by collective bargaining agreements. We believe that our relations with employees and unions are good. The number of full-time employees and contract workers as of December 31, 2013 and 2012 was 5,274 and 4,973, respectively.

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

At December 31, 2014, Airbus and Boeing had a combined backlog of 12,175 aircraft, which is the highest in history and about nine years of production at 2014 delivery rates. To the extent any significant deferrals, cancellations or reduction in demand results in decreased aircraft build rates, it would reduce net sales for our Commercial Aerospace products and as a result reduce our operating income. Approximately 66% of our net sales for 2014 were derived from sales to the Commercial Aerospace industry, which includes 85% from Airbus and Boeing aircraft and 15% from regional and business aircraft. Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including delays in the startup or ramp-up of new programs, changes in the propensity for the general public to travel by air (including as a result of terrorist events and any subsequent military response), a significant change in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases, inventory corrections or disruptions throughout the supply chain and slower macroeconomic growth.

The A350 had its first delivery in December 2014. Our content per plane is approximately $5 million and we expect the A350 will be our largest program with sales of approximately $600 million per year when Airbus reaches its projected buildrates of 120 per year. Both Airbus and Boeing have experienced various delays in their newest aircraft programs, including the A380, B787, B747-8, A400M, and A350. In the past, these have delayed our expected growth or our effective utilization of capacity installed for such growth. Future delays in these or other major new customer programs could similarly impact our results.

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

A significant decline in business with Boeing, Airbus Group, Vestas, or other significant customers could materially impact our business, operating results, prospects and financial condition.

We have concentrated customers in the Commercial Aerospace and wind energy markets. In the Commercial Aerospace market, approximately 85%, and in the Space & Defense market, approximately 36%, of our 2014 net sales were made to Boeing and Airbus Group and their related subcontractors. For the years ended December 31, 2014 and December 31, 2013, approximately 32% and 34% of our total consolidated net sales were to Boeing and its related subcontractors, respectively, and approximately 31% and 29% of our total consolidated net sales, respectively, were to Airbus Group, including Airbus and its related subcontractors. In the wind energy market, our primary customer is Vestas Wind Systems A/S. Significant changes in the demand for our customers’ end products, program delays, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. The loss of, or significant reduction in purchases by, Boeing, Airbus Group and Vestas or any of our other significant customers could materially impair our business, operating results, prospects and financial condition. The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, business disruptions, disruptions in deliveries, strikes and other factors.

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

The growth in space and defense production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow and the increased demand for composite-intensive programs may not continue. In addition, the production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 20% of our net sales in 2014 were to the Space & Defense market of which about 53% were related to U.S. military programs.

We have substantial international operations subject to uncertainties which could affect our operating results.

We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. In 2014, 50% of our production and 55% of our customer sales occurred outside of the United States. Additionally, we have invested significant resources in our international operations and we intend to continue to make such investments in the future. Our international operations are subject to numerous risks, including: (a) general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy; (b) the difficulty of enforcing agreements and collecting receivables through some foreign legal systems; (c) foreign customers may have longer payment cycles than customers in the U.S.; (d) cost of compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology; (e) tax rates in some foreign countries may exceed those of the U.S. and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions; (f) governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities; and (g) the potential difficulty in enforcing our intellectual property rights in some foreign countries, and the potential for the intellectual property rights of others to affect our ability to sell product in certain markets. Any one of these could adversely affect our financial condition and results of operations.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and new facilities and the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and tax credit carryforwards; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, fluctuations in commodity prices, and fluctuations in the market price of our common stock, the impact of work stoppages or other labor disruptions and the impact of the above factors on our expectations of 2015 financial results and beyond. In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements, cost reductions and capacity additions, and conditions in the financial markets.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political and social conditions, and local regulations; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus Group, Boeing or Vestas; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels, particularly where raw materials are obtained from a single or limited number of sources and cannot be substituted by unqualified alternatives; manufacturing capacity constraints; unforeseen vulnerability of our network and systems to interruptions or failures; and the availability, terms and deployment of capital.

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

The following table lists our manufacturing facilities by geographic location, related segment, and principal products manufactured. This table does not include manufacturing facilities owned by joint ventures.

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

We lease the land and buildings in Nantes, France and Tianjin, China; and the land on which the Burlington, Washington facility is located. We also lease portions of the facilities located in Casa Grande, Arizona, Pottsville, Pennsylvania and Kent, Washington. We own all other remaining facilities. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 6 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey. We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program. Hexcel has completed all active investigation and remediation activities. Hexcel’s final phase of clean-up will include restoration of the river embankment and installation of a barrier to prevent contaminant migration. Hexcel is in the process of monitoring contaminant levels to support a Monitored Natural Attenuation program. We accrued charges of $3.7 million in 2014 for this additional work and for costs to decommission the site. The accrual balance was $1.7 million as of December 31, 2014 and December 31, 2013.

Lower Passaic River Study Area

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

In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option. On April 11, 2014, the EPA issued a revised FFS, which proposes several alternatives, including the bank to bank dredging of the lower eight miles of the river at an expected cost ranging from $0.8 billion to $3.25 billion, according to the EPA, but also includes a “no action” option.  The comment period for the revised FFS closed on August 20, 2014 and a final decision is not expected for several months.  Hexcel is not currently subject to any obligation to undertake the work contemplated by the FFS, nor have we determined our allocable share of any remediation alternatives.  However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company recorded the lower end of the expected range, which resulted in an increase in the accrual of $2.3 million in the second quarter of 2014.  Despite the issuance of the revised FFS, there are many uncertainties associated with the final agreed upon remediation and the Company’s allocable share of the remediation.  Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop. The total accrued liability related to this matter was $2.1 million at December 31, 2014 and $0.2 million at December 31, 2013.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies and is operating those in accordance with an order agreed with the State of Washington. This isolation is expected to ultimately prevent further migration of contaminants to our site and enable us to perform a cleanup of our site. We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order as modified. The total accrued liability related to this matter was $0.5 million at December 31, 2014 and $0.8 million at December 31, 2013.

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

Environmental remediation reserve activity for the three years ended December 31, 2014 was as follows:

	For the year ended December 31,
(In millions)	2014	2013	2012
Beginning remediation accrual balance	$3.9	$6.6	$5.0
Current period expenses	6.0	0.9	5.0
Cash expenditures	(4.9)	(3.6)	(3.4)
Ending remediation accrual balance	$5.0	$3.9	$6.6
Capital expenditures for environmental matters	$7.3	$4.6	$2.4

Environmental Summary

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey, the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2014 and 2013, our aggregate environmental related accruals were $5.0 million and $3.9 million, respectively. As of December 31, 2014 and 2013, $3.2 million and $3.4 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accruals were estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $28 million and $2.6 million higher at December 31, 2014 and 2013, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $4.9 million and $3.6 million for the years ended December 31, 2014 and 2013, respectively. In addition, our operating costs relating to environmental compliance charged directly to expense were $14.2 million and $13.5 million for the years ended December 31, 2014 and 2013.

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

On January 12, 2015, the Board of Directors declared a $0.10 quarterly dividend.  This is the first dividend paid by the Company since 1992. The dividend will be payable to stockholders of record as of February 3, 2015, with a payment date of February 17, 2015. In 2014, 2013 and 2012, the Company announced programs to repurchase up to $150 million, $150 million and $50 million of common stock, respectively. During 2014 and 2013 the Company repurchased a total of $160 million and $90 million of shares, respectively. There is $100 million remaining under the authorized share repurchase program.

On February 2, 2015 there were 804 holders of record of our common stock.

The following chart provides information regarding repurchases of Hexcel common stock:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2014	0		$	NA	0	$100,000,000
November 1 — November 30, 2014	0		$	NA	0	$100,00,0000
December 1 — December 31, 2014	0		$	NA	0	$100,000,000
Total	0	(1)	$	NA	0	$100,000,000

1)

In June 2014, our Board authorized us to repurchase an additional $150 million of our outstanding common stock. The Company did not repurchase any common stock during the fourth quarter 2014. There is $100 million remaining under the authorized share repurchase program.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 35 to 37 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 41 to 73 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm is contained on page 40 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2014 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting is contained on page 39 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2014. Such information is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by Item 11 will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2014. Such information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2014. Such information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2014. Such information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by Item 14 will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2014. Such information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for each of the three years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2014, 2013 and 2012

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedule for the three years ended December 31, 2014, 2013 and 2012:

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

4

Form of Indenture between Hexcel Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated October 21, 2014, Registration No. 333-199500).

10.1

Credit Agreement, dated as of September 24, 2014, by and among Hexcel Corporation, Hexcel Holdings Luxembourg S.à.r.l., the financial institutions from time to time party thereto, Citizens Bank, National Association, as administrative agent for the lenders, Citizens Bank, National Association, HSBC Bank USA, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint book managers and joint lead arrangers, Bank of America, N.A., HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as syndication agents, and Fifth Third Bank, SunTrust Bank, TD Bank, N.A. and U.S. Bank National Association, as documentation agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 29, 2014).

10.2

Company Guaranty, dated as of September 24, 2014, by Hexcel Corporation in favor of and for the benefit of Citizens Bank, National Association, as administrative agent for each of the Lender Group (as defined in the Credit Agreement) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 29, 2014).

10.3

Special Warranty Deed made and entered into January 20, 2012, by and between the United States of America, as Grantor, acting by and through its legal agent, the Tennessee Valley Authority, and Hexcel Corporation, as Grantee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 25, 2012).

Exhibit No.	Description
10.4*	Hexcel Corporation 2013 Incentive Stock Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-188292), filed on May 2, 2013).

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

10.10*	Hexcel Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.11*	Form of Employee Option Agreement (2012 and 2013) (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.12*	Form of Employee Option Agreement (2010) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

Exhibit No.	Description
10.13*	Form of Employee Option Agreement (2009) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.14*	Modification to Option Agreements (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.15*	Form of Employee Option Agreement (2008) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.16*	Form of Employee Option Agreement (2007) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.17*	Form of Employee Option Agreement (2005 and 2006) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 12, 2005).

10.18*	Form of Restricted Stock Unit Agreement (2014 and 2015) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 27, 2014).

10.19*	Form of Restricted Stock Unit Agreement (2012 and 2013) (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.20*	Form of Performance Based Award Agreement (2015) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2015).

10.21*	Form of Performance Based Award Agreement (2014) (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 27, 2014).

10.22*	Form of Performance Based Award Agreement (2012 and 2013) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2012).

10.23*

Hexcel Corporation Nonqualified Deferred Compensation Plan, Effective as of January 1, 2005, Amended and Restated as of December 31, 2008 (incorporated herein by reference to Exhibit 99.14 to The Company’s Current Report on Form 8-K dated January 7, 2009).

10.24*

Offer of Employment between Hexcel Corporation and Nick L. Stanage dated July 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.25*

Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 28, 2009).

10.26*	Hexcel Corporation Executive Severance Policy (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.27*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Wayne C. Pensky, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.27(a)*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Wayne C. Pensky, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 7, 2008).

10.28*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Ira J. Krakower, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.28(a)*

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

10.29(a)*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 7, 2008).

Exhibit No.	Description

10.30*	Director Compensation Program, as adopted on May 8, 2014 (incorporated herein by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.31*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.32*	Hexcel Corporation 2009 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidates Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) related notes.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hexcel Corporation

February 5, 2015	/s/ NICK L. STANAGE
(Date)	Nick L. Stanage
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

Signature	Title	Date

/s/ NICK L. STANAGE	Chairman of the Board of Directors,	February 5, 2015
(Nick L. Stanage)	Chief Executive Officer and President
(Principal Executive Officer)

/s/ WAYNE PENSKY	Senior Vice President and	February 5, 2015
(Wayne Pensky)	Chief Financial Officer
(Principal Financial Officer)

/s/ KIMBERLY HENDRICKS	Vice President, Corporate Controller and
(Kimberly Hendricks)	Chief Accounting Officer	February 5, 2015
(Principal Accounting Officer)

/s/ JOEL S. BECKMAN	Director	February 5, 2015
(Joel S. Beckman)

/s/ LYNN BRUBAKER	Director	February 5, 2015
(Lynn Brubaker)

/s/ JEFFREY C. CAMPBELL	Director	February 5, 2015
(Jeffrey C. Campbell)

/s/ CYNTHIA EGNOTOVICH	Director	February 5, 2015
(Cynthia Egnotovich)

/s/ W. KIM FOSTER	Director	February 5, 2015
(W. Kim Foster)

/s/ THOMAS A. GENDRON	Director	February 5, 2015
(Thomas A. Gendron)

/s/ JEFFREY A. GRAVES	Director	February 5, 2015
(Jeffrey A. Graves)

/s/ GUY HACHEY	Director	February 5, 2015
(Guy Hachey)

/s/ DAVID C. HILL	Director	February 5, 2015
(David C. Hill)

/s/ DAVID L. PUGH	Director	February 5, 2015
(David L. Pugh)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2014	2013	2012	2011	2010
Results of Operations:
Net sales	$1,855.5	$1,678.2	$1,578.2	$1,392.4	$1,173.6
Cost of sales	1,346.7	1,224.2	1,171.5	1,050.3	891.0
Gross margin	508.8	454.0	406.7	342.1	282.6
Selling, general and administrative expenses	149.1	141.4	130.7	120.5	118.5
Research and technology expenses	47.9	41.7	36.7	32.6	30.8
Other expense (income), net	6.0	—	(9.5)	(3.0)	3.5
Operating income	305.8	270.9	248.8	192.0	129.8
Interest expense, net	8.0	7.3	10.0	11.6	23.2
Non-operating expense, net	0.5	1.0	1.1	4.9	6.8
Income before income taxes and equity in earnings	297.3	262.6	237.7	175.5	99.8
Provision for income taxes	89.3	76.0	74.1	41.6	22.9
Income before equity in earnings	208.0	186.6	163.6	133.9	76.9
Equity in earnings from affiliated companies	1.4	1.3	0.7	1.6	0.5
Net income	$209.4	$187.9	$164.3	$135.5	$77.4
Basic net income per common share	$2.16	$1.88	$1.64	$1.37	$0.79
Diluted net income per common share	$2.12	$1.84	$1.61	$1.35	$0.77
Weighted-average shares outstanding:
Basic	96.8	100.0	100.2	98.8	97.6
Diluted	98.7	102.1	102.0	100.7	99.9
Financial Position:
Total assets	$2,036.4	$1,836.1	$1,603.1	$1,376.1	$1,258.1
Working capital	$371.1	$387.7	$340.4	$276.8	$291.8
Long-term notes payable and capital lease obligations	$415.0	$292.0	$240.0	$238.3	$304.6
Stockholders’ equity (a)	$1,149.9	$1,160.4	$994.1	$802.2	$659.4
Other Data:
Depreciation	$71.2	$59.3	$57.2	$55.3	$53.2
Accrual basis capital expenditures	$270.2	$206.5	$241.3	$184.5	$60.7
Shares outstanding at year-end, less treasury stock	95.5	98.9	99.9	98.8	97.4

(a)

No cash dividends were declared per share of common stock during any of the five years ended December 31, 2014. The Company did declare a $0.10 quarterly dividend on January 12, 2015, payable to stockholders of record as of February 3, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2014	2013	2012
Net sales	$1,855.5	$1,678.2	$1,578.2
Gross margin %	27.4%	27.1%	25.8%
Other expense (income), net	$6.0	$—	$(9.5)
Operating income (a)	$305.8	$270.9	$248.8
Operating income %	16.5%	16.1%	15.8%
Interest expense, net	$8.0	$7.3	$10.0
Non-operating expense	$0.5	$1.0	$1.1
Provision for income taxes	$89.3	$76.0	$74.1
Equity in earnings from investments in affiliated companies	$1.4	$1.3	$0.7
Net income (a)	$209.4	$187.9	$164.3
Diluted net income per common share	$2.12	$1.84	$1.61

(a)

The Company uses non-GAAP financial measures, including sales measured in constant dollars, operating income adjusted for items included in other expense (income), net, net income and earnings per share adjusted for items included in non-operating expenses, the effective tax rate adjusted for certain out of period items and free cash flow. Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods. These adjustments represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not determined in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance. Reconciliations to adjusted operating income, adjusted net income, adjusted diluted net income per share and free cash flow are provided below:

	Year Ended December 31,
(In millions)	2014	2013	2012
GAAP operating income	$305.8	$270.9	$248.8
Other expense (income), net (1)	6.0	—	(9.5)
Adjusted operating income (Non-GAAP)	$311.8	$270.9	$239.3
Adjusted operating income % of sales (Non-GAAP)	16.8%	16.1%	15.2%

	Year Ended December 31,
(In millions)	2014	2013	2012
GAAP net income	$209.4	$187.9	$164.3
Other expense (income), net of tax (1)	3.9	—	(6.0)
Non-operating expense, net of tax (2)	0.3	0.6	0.7
Adjusted net income (Non-GAAP)	$213.6	$188.5	$159.0
Adjusted diluted net income per share (Non-GAAP)	$2.16	$1.85	$1.56

	Year Ended December 31,
(In millions)	2014	2013	2012
Net cash provided by operating activities	$318.0	$272.9	$232.4
Less: Capital expenditures and deposits for capital purchases	(260.1)	(194.9)	(263.7)
Free cash flow (Non-GAAP)	$57.9	$78.0	$(31.3)

(1)

Other expense (income), net for the year ended December 31, 2014 included expense of $6.0 million ($3.9 million after tax) for the increase in environmental reserves primarily for remediation of a former manufacturing facility. Other expense (income), net for the year ended December 31, 2012 included income from a $9.6 million ($6.1 million after tax) business interruption insurance settlement related to a prior year claim, a $4.9 million ($3.1 million after tax) gain on the sale of land and a $5.0 million ($3.2 million after tax) charge for additional environmental reserves primarily for remediation of a former manufacturing facility.

(2)

Non-operating expense, net of tax, in 2014 and 2013 was primarily for the accelerated amortization of deferred financing costs related to repaying the term loan and refinancing our revolving credit facility in September 2014 and June 2013. Non-operating expense, net of tax, in 2012 included $0.7 million for the accelerated amortization of deferred financing costs and expensing of the call premium from redeeming $73.5 million in June 2012 of the Company’s 6.75% senior subordinated notes.

Business Trends

2014 was another record performance year for the company, with total sales of $1,855.5 million, which increased 10.5% in constant currency over 2013. In constant currency and by market, our Commercial Aerospace sales increased 12.1%, Space & Defense sales remained at the 2013 level and our Industrial sales increased 21%. The Commercial Aerospace market represents 66% of our sales, followed by Space & Defense at 20% and Industrial at 14%.

•

In 2014, our Commercial Aerospace sales increased by 12%. Sales to Airbus and Boeing and their subcontractors, which comprised 85% of our Commercial Aerospace sales, were up over 12% with new program sales (A350, B787, A320neo and B737 MAX) increasing over 35% and legacy aircraft related sales up 3%. Almost all of our Commercial Aerospace sales are for new aircraft production as we have only nominal aftermarket sales.

•

Airbus and Boeing combined deliveries in 2014 were a record 1,352 aircraft, compared to the previous record of 1,274 aircraft in 2013. The demand for new commercial aircraft is principally driven by two factors. The first is airline passenger traffic (measured by revenue passenger miles) and the second is the replacement rate for existing aircraft. The International Air Transport Association (IATA) estimates 2014 revenue passenger miles were 5.8% higher than 2013. Combined orders for 2014 were 2,888 planes, compared to 2,858 orders for 2013. Backlog at the end of 2014 increased to 12,175 planes, or nine years of backlog at the 2014 delivery pace. Based on Airbus and Boeing announced projections, 2015 deliveries are estimated to be higher than 2014.

•

Overall the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.  These new programs include the A350, B787, A320neo and B737 MAX.  Hexcel has been awarded a contract to supply carbon fiber composite materials for major primary structures for the A350, or about $5 million per plane, which has about 53% composite content by weight. As of December 31, 2014, Airbus has 779 orders in backlog for the A350, which entered into service with its first delivery in the fourth quarter of 2014. The B787 has more than 50% composite content by weight, including composite wings and fuselage, compared to the 11% composite content used in the construction of its B777 aircraft and 6% for the B767 the aircraft it is primarily replacing. The B787 entered into service in September 2011and Hexcel averages about $1.5 million of content per plane. As of December 31, 2014, Boeing had a backlog of 843 orders for its B787 aircraft and has delivered 228. Both Airbus and Boeing have announced new versions of their narrowbody planes that will have new engines. Airbus’s A320neo is expected to enter service in the fourth quarter of 2015, while the Boeing’s B737 MAX is expected to enter service in 2017. Both of these aircraft are expected to provide opportunities for Hexcel to increase its content on these new programs up to 50% higher than on the current models of the A320 and B737.  In 2014, Airbus announced a new version of its A330, the A330neo, which will have new engines, and Boeing announced the B777X, a new version of the B777 with composite wings and new engines.  Our sales on these four new programs plus those that will develop from the A330neo and the B777X will represent an increasing percent of our Commercial Aerospace sales in the future.

•	The regional and business aircraft market sales, which account for 15% of Commercial Aerospace sales, were up almost 12% compared with 2013 sales led by an increase in business jet sales.
•

Our Space & Defense constant currency sales remained at the 2013 level of $375 million. Rotorcraft (both commercial and military) account for almost 60% of our Space & Defense sales as new rotorcraft programs in development, as well as upgrade or retrofit programs, have an increased reliance on composite materials products such as carbon fiber, prepregs, and honeycomb core to improve blade performance. We are on more than 100 Space & Defense programs of which our top 10 programs represent about 55% of the sales in this sector. Key programs include the V-22 (Osprey) tilt rotor aircraft, A400M military transport Airbus Group, Blackhawk, F-35 (joint strike fighter or JSF), AH-64 Apache, C-17, European Fighter Aircraft (Typhoon), S76, F/A-18E/F (Hornet), CH-53 Super Stallion, NH90, and Tiger helicopters. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing.

•

Our Industrial constant currency sales increased by 21% in 2014 from 2013. Industrial sales include wind energy, recreation, transportation and general industrial applications, with wind being the largest submarket.  Approximately two thirds of our Industrial sales are outside of the U.S.  Wind energy sales were up over 25% in 2014 and the rest of the Industrial sales increased about 14% as compared to a weak 2013.

Results of Operations

Our sales of $1,855.5 million were $177.3 million, or 10.6%, higher than 2013 and our operating income of $305.8 million (or 16.5% of sales) was 13% higher than 2013. Other operating income for the year ended December 31, 2014 included a $6.0 million charge for additional environmental reserves primarily for remediation of a former manufacturing facility. Excluding these items, operating income in 2014 was 15% higher than 2013.

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

Net Sales: Consolidated net sales of $1,855.5 million for 2014 were $177.3 million, or 10.6%, higher than the $1,678.2 million of net sales for 2013. Consolidated net sales in 2013 increased 6% over the $1,578.2 million of sales in 2012. The sales increase in both 2014 and 2013 reflect increased volume in Commercial Aerospace driven by new aircraft programs and increased build rates. Had the same U.S. dollar, British Pound sterling and Euro exchange rates applied in 2013 as in 2014 (“in constant currency”), consolidated net sales for 2014 would have been 10.5% higher than 2013. In constant currency, consolidated net sales for 2013 would have been 5.6%, higher than 2012 net sales.

Composite Materials: Net sales of $1,420.9 million for 2014 increased $134.0 million over the $1,286.9 million for 2013 driven by an increase in Commercial Aerospace sales. Space and Defense sales remained at the same level as 2013 and Industrial sales increased 24.2%. The increase in Industrial sales was driven by wind energy which increased more than 25% over a weak 2013. In 2013, net sales of $1,286.9 million increased 4.5% over 2012 as Commercial Aerospace sales increased 17.3%, Space & Defense were up slightly over 2012 and Industrial sales declined $65.8 million. The decline in Industrial sales was driven by wind energy sales which faced tough comparisons to 2012.

Engineered Products: Net sales of $434.6 million for 2014 increased $43.3 million over the $391.3 million for 2013 driven by a 17.0% increase in Commercial Aerospace sales. Space and Defense sales remained at the same level as 2013. There are not significant sales to the Industrial market from this segment. In 2013, net sales of $391.3 million increased 9.2% over 2012 driven by a 17.8% increase in Space & Defense sales. Commercial Aerospace sales increased 8.4% over 2012.

The following table summarizes net sales to third-party customers by segment and end market in 2014, 2013 and 2012:

(In millions)	Commercial Aerospace	Space & Defense	Industrial	Total
2014 Net Sales
Composite Materials	$887.6	$271.6	$261.7	$1,420.9
Engineered Products	327.7	104.2	2.7	434.6
Total	$1,215.3	$375.8	$264.4	$1,855.5
	66%	20%	14%	100%
2013 Net Sales
Composite Materials	$804.3	$271.9	$210.7	$1,286.9
Engineered Products	280.2	104.0	7.1	391.3
Total	$1,084.5	$375.9	$217.8	$1,678.2
	65%	22%	13%	100%
2012 Net Sales
Composite Materials	$685.7	$268.7	$276.5	$1,230.9
Engineered Products	258.4	88.3	0.6	347.3
Total	$944.1	$357.0	$277.1	$1,578.2
	60%	23%	17%	100%

Commercial Aerospace: Net sales to the Commercial Aerospace market increased $130.8 million or 12.1% to $1,215.3 million for 2014 as compared to net sales of $1,084.5 million for 2013; 2013 net sales increased by $140.4 million as compared to net sales of $944.1 million for 2012. Currency had a nominal effect on sales in 2014. In constant currency, net sales to the Commercial Aerospace market increased $137.2 million, or 14.5% in 2013 as compared to 2012.

Sales for Airbus and Boeing programs, in 2014, were up over 12% with new program sales (A350, B787, A320neo and B737 MAX) increasing over 35% and legacy aircraft related sales up 3%. Sales for the regional and business aircraft market were up nearly 12% as compared to 2013, led by business jet sales.

In 2013, sales for Airbus and Boeing programs increased 18% over the prior year, with new aircraft programs (A350, B787, A320neo and B737 MAX) sales up 25% and legacy related sales 12% higher. Sales for the regional and business aircraft market were essentially flat with 2012 sales level.

Space & Defense: Net sales of $375.8 million were at the same level as 2013; net sales of $375.9 million for 2013 increased 5.3% as compared to $357.0 million for 2012. Foreign exchange had a nominal impact on Space & Defense sales in 2014 and in 2013 sales in constant currency, increased $16.1 million or 4.5%. We continue to benefit from participating in a wide range of programs in the U.S., Europe and Asia, including rotorcraft, transport, fixed wing and satellite programs, with rotorcraft accounting for just under 60% of sales in this market.

Industrial: Net sales of $264.4 million for 2014 increased by $46.6 million, or 21.4%, compared to net sales of $217.8 million for 2013. Foreign exchange had a nominal impact on Industrial sales in 2014 and in 2013 sales in constant currency decreased $64.3 million or 22.8%. Our wind energy submarket, which accounts for just over half of our Industrial sales, increased more than 25% from a weak 2013. Wind energy sales were down over 25% in 2013 compared to the record sales levels in 2012.

The Industrial market sales, other than wind energy sales, were up about 14% over 2013 and were down about 15% in constant currency in 2013 as compared to 2012.

Gross Margin: Gross margin for 2014 was $508.8 million or 27.4% of net sales as compared to $454.0 million or 27.1% of net sales in 2013. The increase reflected higher volume and continued improvements in operating performance. Exchange rates had a nominal impact on 2014 and 2013 gross margin percentages. Gross margin for 2012 was $406.7 million, or 25.8% of net sales.

Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses were $149.1 million or 8.0% of net sales for 2014, $141.4 million or 8.4% of net sales for 2013 and $130.7 million or 8.3% of net sales for 2012. The increase in SG&A spending in 2014 and 2013 reflects added infrastructure to support our growth. SG&A in 2013 also included higher variable compensation expense than 2012.

Research and Technology (“R&T”) Expenses: R&T expenses for 2014 were $47.9 million or 2.6% of net sales, $41.7 million or 2.5% of net sales in 2013 and $36.7 million or 2.3% of net sales in 2012. Spending has increased as we invest in new products and technology to support our growth and productivity initiatives.

Other Income, Net: Other operating income, net for the year ended December 31, 2014, included other expense of $6.0 million for the increase in environmental reserves primarily for remediation related to a former manufacturing facility. Other operating income for the year ended December 31, 2012 included income from a $9.6 million business interruption insurance settlement related to a prior year claim, a $4.9 million gain on the sale of land and a $5.0 million charge for additional environmental reserves primarily for remediation of a former manufacturing facility.

Operating Income: Operating income for 2014 was $305.8 million compared with operating income of $270.9 million for 2013 and $248.8 million for 2012. Operating income as a percent of sales was 16.5%, 16.1% and 15.8% % in 2014, 2013, and 2012, respectively. Improved gross margin drove the increase in operating margin in for the comparative years.

One of the Company’s performance measures is operating income adjusted for other expense (income), which is a non-GAAP measure. Adjusted operating income for the years ended December 31, 2014 and 2012 was $311.8 million and $239.3 million or 16.8% and 15.2% as a percentage of net sales, respectively. There were no adjustments to the 2013 operating income of $270.9 million or 16.1% of net sales. A reconciliation from operating income to adjusted operating income is provided on page 26.

Almost all of the Company’s sales and costs are either in U.S. dollars, Euros or British Pound sterling, with approximately one-quarter of our sales in Euros or British Pound sterling. In addition, much of our European Commercial Aerospace business has sales denominated in dollars and costs denominated in all three currencies. The net impact is that as the dollar strengthens against the Euro and the British Pound sterling, sales will decrease while operating income will increase. We have an active hedging program to minimize the impact on operating income, but our operating income as a percentage of net sales is affected. Foreign exchange had a nominal impact on our operating income percentage in 2014 and 2013 while in 2012 operating income percentages were approximately 30 basis points better than the comparable prior year due to exchange rates.

Operating income for the Composite Materials segment increased $32.5 million to $308.8 million, as compared to $276.3 million for 2013. Operating income for Composite Materials, in 2012, included $14.5 million of other operating income as discussed above. Excluding the other operating items in 2012, operating income for Composite Materials in 2013 increased by $33.5 million or 13.8%.  The consistent growth in operating income for the Composite Materials segment was driven primarily by higher commercial aerospace sales volume. Operating income for the year ended December 31, 2014 for the Engineered Products segment increased $8.1 million or 13.8% to $67.0 million, as compared to $58.9 million for 2013. Operating income for the Engineered Products segment in 2013 increased by $8.3 million compared with 2012 to $58.9 million, on higher sales volume in all markets.

We did not allocate corporate net operating expenses of $70.0 million, $64.3 million and $59.1 million to segments in 2014, 2013, and 2012, respectively. Corporate and Other included $6.0 million and $5.0 million in 2014 and 2012, respectively, of other expenses, as discussed above.

Interest Expense: Interest expense was $8.0 million for 2014, $7.3 million for 2013 and $10.0 million for 2012. The increase in interest expense in 2014 was largely related to the increase in debt for the year. The decrease in interest expense in 2013 was due primarily to lower interest rates, largely as a result of the redemption of $73.5 million in June 2012 of the Company’s 6.75% senior subordinated notes, as well as the refinancing of the Company’s revolving credit facility (the “Facility”).

Non-operating Expense: As a result of the refinancing of the Facility in 2014, 2013 and 2012, we accelerated the unamortized deferred financing costs related to the previous borrowings incurring a cost of $0.5 million ($0.3 million after tax), $1.0 million ($0.6 million after tax) and $0.3 million ($0.2 million after tax), respectively.  In 2012, we also expensed the call premium of $0.8 million ($0.5 million after tax) on the redemption of $73.5 million of 6.75% senior subordinated notes.

Provision for Income Taxes: Our 2014, 2013 and 2012 tax provision was $89.3 million, $76.0 million and $74.1 million for an effective tax rate of 30.0%, 28.9% and 31.2%, respectively.  The 2014 and 2013 provisions benefitted from the release of reserves from uncertain tax positions. Excluding these items, the 2014 and 2013 effective tax rates were 30.6% and 30.7%, respectively. We believe the adjusted effective tax rate, which is a non-GAAP measure, is meaningful since it provides insight to the tax rate of ongoing operations.

Equity in Earnings from Affiliated Companies: Equity in earnings represents our portion of the earnings from our joint ventures in Malaysia and the United Kingdom.

Net Income: Net income was $209.4 million, or $2.12 per diluted common share for the year ended December 31, 2014 compared to $187.9 million, or $1.84 per diluted common share for 2013 and $164.3 million, or $1.61 per diluted share for 2012. Strong sales volume, particularly in the commercial aerospace market, coupled with good cost control led the growth in earnings from 2012 through 2014. Also see the above table for a reconciliation of GAAP net income from continuing operations to our adjusted “Non-GAAP” measure.

Significant Customers

Approximately 32%, 34% and 29% of our 2014, 2013 and 2012 net sales, respectively, were to Boeing and related subcontractors. Of the 32% of overall sales to Boeing and its subcontractors in 2014, 28% related to Commercial Aerospace market applications and 4% related to Space & Defense market applications. Approximately 31%, 29% and 28% of our 2014, 2013 and 2012 net sales, respectively, were to Airbus Group and its subcontractors. Of the 31% of overall sales to Airbus Group and its subcontractors in 2014, 27% related to Commercial Aerospace market applications and 4% related to Space & Defense market applications.

Financial Condition

In 2014, we ended the year with total debt, net of cash, of $345.4 million and generated $57.9 million of free cash flow (cash provided by operating activities less cash paid for capital expenditures). In 2014, the Company bought back $160 million of shares, and has $100 million remaining under its currently authorized share repurchase program. In 2015, we expect our capital spending to be in the range of $260 million to $290 million as we expand capacity in line with our outlook, resulting in expected positive free cash flow of $10 million to $60 million. We expect our typical use of cash in the first quarter of 2015, which will be funded by our available borrowings under our credit facility.

We have a portfolio of derivatives related to currencies and interest rates. We monitor our counterparties and we only use those rated A- or better.

Liquidity

Our cash on hand at December 31, 2014 was $70.9 million and we had $283.3 million borrowings available under our credit facility. Our total debt as of December 31, 2014 was $416.3 million, an increase of $121.3 million from the December 31, 2013 balance. The level of available borrowing capacity fluctuates during the course of the year due to factors including capital expenditures, share repurchases  and dividend payments, interest and variable compensation payments, changes to working capital, as well as timing of receipts and disbursements within the normal course of business.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures, dividend payments and debt service requirements. We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and, if necessary, our revolving credit facility. As of December 31, 2014, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2019 when our revolving credit facility expires.

Credit Facilities: In September 2014 we entered into a new $700 million senior unsecured revolving credit facility which matures in September 2019.  The new facility replaces the Company’s previous senior secured credit facility (a $600 million revolving loan) that would have expired in June 2018.  The initial interest rate for the revolver is LIBOR + 1.25%.  The proceeds from the new facility were used to repay all amounts, and terminate all commitments outstanding under the Company’s credit agreement and to pay fees and expenses in connection with the refinancing.  As a result of the refinancing, the Company accelerated certain unamortized financing costs of the credit facility being replaced incurring a pretax charge of $0.5 million in the third quarter of 2014.

 The new facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the new facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the new facility.  In addition, the new facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.  The new facility is less restrictive than the prior agreement. As of December 31, 2014, we were in compliance with all debt covenants and expect to remain in compliance.

We have a $10.0 million borrowing facility for working capital needs of our Chinese entity with an outstanding balance of $1.3 million at December 31, 2014. These funds can only be used locally and, accordingly, we do not include this facility in our borrowing capacity disclosures. The facility is guaranteed by Hexcel Corporation but is uncommitted and can be cancelled at any time.

Operating Activities: We generated $318.0 million in cash from operating activities during 2014, an increase of $45.1 million from 2013 primarily from higher earnings. Cash generated from operating activities during 2013 was $272.9 million, an increase of $40.5 million from 2012 from higher earnings and lower working capital usage.

Investing Activities: Cash used for investing activities, primarily for capital expenditures, was $270.4 million in 2013 compared to $194.9 million in 2013 and $258.4 million in 2012. In 2014, we acquired a 50% interest in Formax UK Limited, a leading manufacturer of composite reinforcements, for $10.3 million.  We account for this investment using the equity method.

The Company is in the process of expanding capacity over a multi-year period, primarily for manufacture of carbon fiber and prepregs to support aerospace growth. These capital projects require large expenditures and long lead times, some taking up to two years to complete. Almost 80% of the $423.9 million in construction in progress as of December 31, 2014 represents spending on expansion projects primarily at our Decatur, Alabama, Salt Lake City, Utah and Duxford England facilities. We expect almost all of these projects to be placed in service during 2015 and 2016.

Financing Activities: Financing activities were a use of cash of $36.9 million in 2014 as compared to a use of cash of $47.2 million in 2013. In 2014 and 2013 we had borrowings, net of repayments, from our Facility of $123 million and $42 million, respectively. In 2012, we generated $8.2 million from financing activities as borrowings under a new credit facility exceeded repayments on the former facility and $75 million of our Senior Subordinated notes.  Also, in 2014 and 2013 we purchased $160 million and $90 million of the of the Company’s stock as described below:

In June 2014, our Board authorized an additional plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”).  In July 2013, our Board authorized us to repurchase $150 million of our outstanding common stock (“2013 Repurchase Plan”), which was completed during the second quarter of 2014.  During the first nine months of 2014, the Company spent $160.0 million to repurchase 3,933,401 shares of common stock under the approved plans. At December 31, 2014, there is $100 million remaining authorized under the 2014 Repurchase Plan.

In December 2012, our Board authorized us to repurchase up to $50 million of our outstanding common stock (“2012 Repurchase Plan”) which was completed in the second quarter of 2013 to repurchase a total of 1,573,588 shares.

Financial Obligations and Commitments: As of December 31, 2014, current debt maturities were $1.3 million. The next significant scheduled debt maturity will not occur until 2019, the year the Facility matures. In addition, certain sales and administrative offices, data processing equipment and manufacturing equipment and facilities are leased under operating leases.

Total letters of credit issued and outstanding under the Facility were $1.7 million as of December 31, 2014.

The following table summarizes the scheduled maturities as of December 31, 2014 of financial obligations and expiration dates of commitments for the years ended 2015 through 2019 and thereafter.

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
Senior unsecured credit facility due 2019	$—	$—	$—	$—	$415.0	$—	$415.0
Working capital facility	1.3	—	—	—	—	—	1.3
Subtotal	1.3	—	—	—	415.0	—	416.3
Operating leases	8.2	6.8	5.2	3.5	2.0	5.1	30.8
Total financial obligations	$9.5	$6.8	$5.2	$3.5	$417.0	$5.1	$447.1
Letters of credit	$1.7	$—	$—	$—	$—	$—	$1.7
Interest payments	11.3	11.3	11.3	11.3	9.9	—	55.1
Estimated benefit plan contributions	10.8	6.2	5.5	2.1	1.7	21.4	47.7
Other (a)	3.2	0.3	10.5	0.3	0.3	0.6	15.2
Total commitments	$36.5	$24.6	$32.5	$17.2	$428.9	$27.1	$566.8

(a)	Other represents estimated spending for environmental matters at known sites and an estimated $10.2 million additional investment in 2017 in an affiliated company (See Note 1).

As of December 31, 2014, we had $43.1 million of unrecognized tax benefits. This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages. We are unable to make a reliable estimate of the eventual cash flows of the $43.1 million of unrecognized tax benefits.

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

Deferred Tax Assets

As of December 31, 2014 we had $1.6 million in net deferred tax assets consisting of deferred tax assets of $181.9 million offset by deferred tax liabilities of $119.8 million and a valuation allowance of $60.5 million.  As of December 31, 2013, we had $23.3 million in net deferred tax assets consisting of deferred tax assets of $159.0 million offset by deferred tax liabilities of $73.4 million and a valuation allowance of $62.3 million.

The valuation allowance as of December 31, 2014 relates primarily to certain net operating loss carryforwards of our foreign subsidiaries for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

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

Uncertain Tax Positions

Included in the unrecognized tax benefits of $43.1 million at December 31, 2014 was $39.4 million of tax benefits that, if recognized, would impact our annual effective tax rate.  In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. The Company recognized $1.5 million, $0.7 million and $0.1 million of interest expense and penalties related to the above unrecognized tax benefits in 2014, 2013 and 2012, respectively.  The Company had accrued interest of approximately $2.7 million and $1.6 million as of December 31, 2014 and 2013, respectively.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination are U.S. (2011 onward) and foreign tax authorities in major jurisdictions that include Austria (2012 onward), Belgium (2012 onward), France (2011 onward), Spain (2004 onward) and U.K. (2013 onward).  We are currently under examination in the U.S. and certain foreign tax jurisdictions.

As of December 31, 2014, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  These uncertain tax positions relate to our tax returns from 2004 onward, some of which are currently under examination by certain U.S. and European tax authorities. Within the next twelve months, the Company believes it is reasonably possible that the total amount of unrecognized tax benefit associated with uncertain positions may be reduced. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits disclosed as of December 31, 2014 may decrease approximately $8 to $14 million in the fiscal year ending December 31, 2015. Such possible decrease relates primarily to audit settlements and the expiration of statutes of limitation.

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

We have defined benefit retirement plans in the United Kingdom, Belgium, France and Austria covering certain employees of our subsidiaries in those countries. The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan. As of December 31, 2014, 33% of the total assets in the U.K. Plan were invested in equities 27% of the total assets were invested in diversified growth funds. Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets. As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2015 plan year will be 5.2% and for the other European Plans as a group will be 3.25% to 4.0%.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments. The discount rate assumption used to calculate net periodic retirement related costs for the European funded plans was 4.40% for 2014, 4.35% in 2013 and 4.73% for 2012, respectively. The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation. For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates. Retirement and mortality rates are based primarily on actual plan experience.

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

In addition, we review goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired. We have four reporting units within the Composite Materials segment, each of which are components that constitute a business for which discrete financial information is available and for which appropriate management regularly reviews the operating results. Within the Engineered Products segment, the reporting unit is the segment as it comprises only a single component. In 2014, the Company performed a qualitative assessment and determined that it was more likely than not that the fair values of our reporting units were not less than their carrying values and it was not necessary to perform the currently prescribed two-step goodwill impairment test.

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

Our estimate of liability as a potentially responsible party (“PRP”) and our remaining costs associated with our responsibility to remediate the Lower Passaic River, New Jersey; Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2014 and 2013, our aggregate environmental related accruals were $5.0 million and $3.9 million, respectively. As of December 31, 2014 and 2013, $3.2 million and $3.4 million, respectively, was included in current other accrued liabilities, with the remainder included in other non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. In 2014, if we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $28 million higher at December 31, 2014.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation reserve activity for the three years ended December 31, 2014 was as follows:

	For the year ended
(In millions)	December 31, 2014	December 31, 2013	December 31, 2012
Beginning remediation accrual balance	$3.9	$6.6	$5.0
Current period expenses	6.0	0.9	5.0
Cash expenditures	(4.9)	(3.6)	(3.4)
Ending remediation accrual balance	$5.0	$3.9	$6.6
Capital expenditures for environmental matters	$7.3	$4.6	$2.4

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

Interest Rate Risks

Our long-term debt bears interest at variable rates. From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt. These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates. Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2014 of $8.0 million would have decreased to $7.5 million and increased to $8.4 million, respectively.

Interest Rate Swaps

We have entered into approximately $150 million of interest rate swaps at December 31, 2014, that trade the LIBOR on our bank loan for a fixed rate at a weighted average rate of 0.85617%. These interest rate swaps are designated as cash flow hedges to floating rate bank loans and expire by March 2017. The fair value of interest rate swap agreements is recorded in other assets or other long-term liabilities with a corresponding amount to Other Comprehensive Income.

Foreign Currency Exchange Risks

We operate nine manufacturing facilities in Europe, which generated approximately 48% of our 2014 consolidated net sales. Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound, and the Euro (“EUR”). We also conduct business and sell products to customers throughout the world. Most of the sales in these countries are denominated in U.S. dollars and they have local currency expenses. Currency risk for these locations is not considered material.

In 2014, our European subsidiaries had third-party sales of $897 million of which approximately 56% were denominated in U.S. dollars, 40% were denominated in Euros and 4% were denominated in British pounds. While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability. For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars but do not affect the profitability of the subsidiary in its functional currency. The value of our investments in these countries could be impacted by changes in currency exchange rates over time, and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2014 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis covers all of our foreign currency hedge contracts. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have about a $5 million impact on our 2014 operating income. However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the British Pound sterling) continues and new hedges are layered in at the adverse rate, the impact would be more significant. For example, had we not had any hedges in place for 2014, a 10% adverse movement would have reduced our operating income by about $16 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through June 2017. The aggregate notional amount of these contracts was $255.8 million and $187.1 million at December 31, 2014 and 2013, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the three years ended December 31, 2014, hedge ineffectiveness was immaterial. Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

The activity, net of tax, in “accumulated other comprehensive (loss) income” related to foreign currency forward exchange contracts for the years ended December 31, 2014, 2013 and 2012 was as follows:

(In millions)	2014	2013	2012
Unrealized gains (losses) at beginning of period	$7.2	$2.4	$(4.5)
(Gains) losses reclassified to net sales	(3.2)	(0.3)	2.4
(Decrease) increase in fair value	(13.2)	5.1	4.5
Unrealized (losses) gains at end of period	$(9.2)	$7.2	$2.4

Unrealized losses of $5.4 million recorded in “accumulated other comprehensive income,” net of tax, as of December 31, 2014 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded. The impact of credit risk adjustments was immaterial for the three years.

In addition, non-designated foreign exchange forward contracts are used to hedge balance sheet exposures. The notional amounts outstanding at December 31, 2014 were U.S. $153.0 million against EUR, and British Pound sterling 6.0 million against EUR and at December 31, 2013 were U.S. $173.7 million against EUR and British Pound sterling 11.0 million against EUR. Changes in fair value of these forward contracts are recorded in the consolidated statements of operations and were a loss of $16.3 million and gains of $7.6 million and $5.3 million in 2014, 2013 and 2012, respectively.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page 40.

Report of Independent Registered Public Accounting Firm

To Board of Directors and

Stockholders of Hexcel Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hexcel Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in index appearing under Item 15(a)(1).  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

February 5, 2015

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions, except per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$70.9	$65.5
Accounts receivable, net	233.5	232.4
Inventories	290.1	265.3
Prepaid expenses and other current assets	87.2	93.2
Total current assets	681.7	656.4
Property, plant and equipment, net	1,238.2	1,067.4
Goodwill and other intangible assets	59.8	61.0
Investments in affiliated companies	34.2	23.3
Other assets	22.5	28.0
Total assets	$2,036.4	$1,836.1
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$1.3	$3.0
Accounts payable	175.0	135.9
Accrued compensation and benefits	66.4	89.2
Other accrued liabilities	67.9	40.6
Total current liabilities	310.6	268.7
Long-term notes payable and capital lease obligations	415.0	292.0
Long-term retirement obligations	38.7	41.1
Other non-current liabilities	122.2	73.9
Total liabilities	886.5	675.7
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares of stock authorized, 104.8 and 104.0 shares of stock issued at December 31, 2014 and 2013, respectively	1.0	1.0
Additional paid-in capital	678.5	642.3
Retained earnings	845.5	636.1
Accumulated other comprehensive (loss) income	(69.7)	10.7
	1,455.3	1,290.1
Less: Treasury stock, at cost, 9.3 and 5.1 shares at December 31, 2014 and 2013, respectively	(305.4)	(129.7)
Total stockholders’ equity	1,149.9	1,160.4
Total liabilities and stockholders’ equity	$2,036.4	$1,836.1

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2014	2013	2012
Net sales	$1,855.5	$1,678.2	$1,578.2
Cost of sales	1,346.7	1,224.2	1,171.5
Gross margin	508.8	454.0	406.7
Selling, general and administrative expenses	149.1	141.4	130.7
Research and technology expenses	47.9	41.7	36.7
Other expense (income), net	6.0	—	(9.5)
Operating income	305.8	270.9	248.8
Interest expense, net	8.0	7.3	10.0
Non-operating expense	0.5	1.0	1.1
Income before income taxes and equity in earnings	297.3	262.6	237.7
Provision for income taxes	89.3	76.0	74.1
Income before equity in earnings	208.0	186.6	163.6
Equity in earnings from investments in affiliated companies	1.4	1.3	0.7
Net income	$209.4	$187.9	$164.3
Basic net income per common share:	$2.16	$1.88	$1.64
Diluted net income per common share:	$2.12	$1.84	$1.61
Weighted average common shares outstanding:
Basic	96.8	100.0	100.2
Diluted	98.7	102.1	102.0

Hexcel Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31,

(In millions)	2014	2013	2012
Net income	$209.4	$187.9	$164.3
Other comprehensive (loss) income
Currency translation adjustments	(59.5)	19.6	11.7
Net unrealized pension and other benefit actuarial (losses) gains and prior service credits, net of tax	(3.4)	16.9	(10.8)
Net unrealized (losses) gains on financial instruments, net of tax	(17.5)	6.1	7.0
Other comprehensive (loss) income	(80.4)	42.6	7.9
Comprehensive income	$129.0	$230.5	$172.2

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

	Common Stock			Accumulated
(In millions)	Par	Additional Paid-In Capital	Accumulated Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2011	$1.0	$589.2	$283.9	$(39.8)	$(32.1)	$802.2
Net income			164.3			164.3
Change in other comprehensive (loss) – net of tax				7.9		7.9
Stock based compensation		27.8				27.8
Acquisition of treasury stock					(8.1)	(8.1)
Balance, December 31, 2012	$1.0	$617.0	$448.2	$(31.9)	$(40.2)	$994.1
Net income			187.9			187.9
Change in other comprehensive income – net of tax				42.6		42.6
Stock based compensation		25.3				25.3
Acquisition of treasury stock					(89.5)	(89.5)
Balance, December 31, 2013	$1.0	$642.3	$636.1	$10.7	$(129.7)	$1,160.4
Net income			209.4			209.4
Change in other comprehensive income – net of tax				(80.4)		(80.4)
Stock based compensation		36.2				36.2
Acquisition of treasury stock					(175.7)	(175.7)
Balance, December 31, 2014	$1.0	$678.5	$845.5	$(69.7)	$(305.4)	$1,149.9

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2014	2013	2012
Cash flows from operating activities
Net income	$209.4	$187.9	$164.3
Reconciliation to net cash provided by operating activities:
Depreciation	71.2	59.3	57.2
Amortization of debt discount and deferred financing costs	1.6	2.1	3.1
Deferred income taxes	39.7	16.4	30.9
Stock-based compensation	17.2	18.9	15.8
Excess tax benefits on stock-based compensation	(5.8)	(5.3)	(6.8)
Equity in earnings from investments in affiliated companies	(1.4)	(1.3)	(0.7)
Gain on sale of surplus real estate	—	—	(4.9)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(15.4)	6.4	(28.1)
Increase in inventories	(38.8)	(28.4)	(15.2)
Decrease (increase) in prepaid expenses and other current assets	4.1	(3.3)	0.7
Increase in accounts payable and accrued liabilities	40.1	19.2	20.3
(Decrease) increase in other, net	(3.9)	1.0	(4.2)
Net cash provided by operating activities	318.0	272.9	232.4
Cash flows from investing activities
Capital expenditures and deposits for capital purchases	(260.1)	(194.9)	(263.7)
Investments in affiliated companies	(10.3)
Proceeds from sale of surplus real estate	—	—	5.3
Net cash used for investing activities	(270.4)	(194.9)	(258.4)
Cash flows from financing activities
Borrowings from senior unsecured credit facility	481.0	—	—
Borrowings from senior secured credit facility	189.0	309.0	87.0
Repayment of senior secured credit facilities	(481.0)	(182.0)	—
Repayment of senior unsecured credit facility	(66.0)	—	—
Capital lease obligations and other debt, net	(1.7)	(3.8)	(0.5)
Issuance costs related to debt	(1.4)	(2.4)	(0.6)
Repayment of senior secured credit agreement — term loan	—	(85.0)	(7.5)
Repayment of 6.75% senior subordinated notes	—	—	(73.5)
Call premium payment for 6.75% senior subordinated notes	—	—	(0.8)
Purchase of stock	(160.0)	(90.0)	—
Activity under stock plans and other	3.2	7.0	4.1
Net cash (used for) provided by financing activities	(36.9)	(47.2)	8.2
Effect of exchange rate changes on cash and cash equivalents	(5.3)	2.1	0.9
Net increase (decrease) in cash and cash equivalents	5.4	32.9	(16.9)
Cash and cash equivalents at beginning of year	65.5	32.6	49.5
Cash and cash equivalents at end of year	$70.9	$65.5	$32.6
Supplemental information (See Note 14):
Accrual basis additions to property, plant and equipment	$270.2	$206.5	$241.3

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

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Europe, Asia Pacific and Russia. We are also a partner in a joint venture in Malaysia, which manufactures composite structures for commercial aerospace applications and a joint venture in the UK which specializes in lightweight multi-axial fabrics.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries after elimination of all intercompany accounts, transactions and profits. We have a 50% equity ownership investment in an Asian joint venture Aerospace Composites Malaysia Sdn. Bhd. (“ACM”) and in Formax UK Limited (“Formax”). These investments are accounted for using the equity method of accounting.

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

Software Development Costs

Costs incurred to develop software for internal-use are accounted for under ASC 350-40, “Internal-Use Software.” All costs relating to the preliminary project stage and the post-implementation/operation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the useful life of the software. The amortization of capitalized costs commences when the computer software is ready for its intended use.

Investments

We have a 50% equity ownership investment in an Asian joint venture Aerospace Composites Malaysia Sdn. Bhd and in Formax. We account for our share of the earnings of these affiliated companies using the equity method of accounting. The Company has the right to purchase the remaining 50% of the shares of Formax on the fifth anniversary of the original purchase date (December 2019) for approximately $10 million plus 50% of the income generated since the inception of the joint venture.  The Company’s partner has the right to put the sale of the remaining 50% of the shares of Formax to the Company on the third anniversary of inception (December 2017) for approximately $10 million plus 50% of the income generated during the first three years of the joint venture.

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt. At December 31, 2014, 2013 and 2012, deferred debt financing costs, net of accumulated amortization, were $4.8 million, $5.0 million and $4.6 million.

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

Currency Translation

The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in “accumulated other comprehensive (loss) income” in the stockholders’ equity section of the consolidated balance sheets. Gains and losses from foreign currency transactions are not material.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable. Two customers and their related subcontractors accounted for over 60% our annual net sales in 2014, 2013 and 2012. Refer to Note 16 for further information on significant customers. We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $0.4 million and $0.9 million, respectively. Bad debt expense was immaterial for all years presented.

Derivative Financial Instruments

We use various financial instruments, including foreign currency forward exchange contracts and interest rate swap agreements, to manage our exposure to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions or underlying debt instruments. We mark our foreign exchange forward contracts to fair value. The change in the fair value is recorded in current period earnings. When the derivatives qualify, we designate our foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and report the effective portions of changes in fair value of the instruments in “accumulated other comprehensive (loss) income” until the underlying hedged transactions affect income. We designate our interest rate swap agreements as fair value or cash flow hedges against specific debt instruments and recognize interest differentials as adjustments to interest expense as the differentials may occur; the fair value of the interest rate swaps is recorded in other assets or other long-term liabilities with a corresponding amount to “accumulated other comprehensive (loss) income”. We do not use financial instruments for trading or speculative purposes.

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

Note 2 — Inventories

	December 31,
(In millions)	2014	2013
Raw materials	$111.1	$103.4
Work in progress	48.5	62.2
Finished goods	130.5	99.7
Total inventories	$290.1	$265.3

Note 3 — Net Property, Plant and Equipment

	December 31,
(In millions)	2014	2013
Land	$50.2	$50.9
Buildings	386.0	396.2
Equipment	1,008.6	957.0
Construction in progress	423.9	257.1
Property, plant and equipment	1,868.7	1,661.2
Less accumulated depreciation	(630.5)	(593.8)
Net property, plant and equipment	$1,238.2	$1,067.4

Depreciation expense related to property, plant and equipment for the years ended December 31, 2014, 2013 and 2012, was $71.2 million, $59.3 million and $57.2 million, respectively. Capitalized interest of $2.6 million and $2.9 million for 2014 and 2013, respectively, was included in construction in progress and is associated with our carbon fiber expansion programs. Capitalized costs associated with software developed for internal use were $5.7 million and $4.4 million for 2014 and 2013, respectively.

Note 4 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2014 and 2013, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2012	$41.7	$16.1	$57.8
Additions	3.0	—	3.0
Amortization expense	(0.1)	—	(0.1)
Currency translation adjustments and other	0.3	—	0.3
Balance as of December 31, 2013	$44.9	$16.1	$61.0
Amortization expense	(0.3)	—	(0.3)
Currency translation adjustments and other	(0.9)	—	(0.9)
Balance as of December 31, 2014	$43.7	$16.1	$59.8

We performed our annual impairment review of goodwill as of November 30, 2014 and determined that it was more likely than not that the fair values of our reporting units are above their carrying values. The addition to intangible assets in 2013 represents a license agreement with a third party. The goodwill and intangible asset balances as of December 31, 2014 include $3.6 million of indefinite-lived intangible assets, $2.6 of a definitive-lived intangible asset and $53.6 million of goodwill.

Note 5 - Debt

(In millions)	December 31, 2014	December 31, 2013
Working capital line of credit-China	$1.3	$3.0
Short-term borrowings	1.3	3.0
Senior unsecured credit facility — due 2019	415.0	—
Senior secured credit facility — due 2018	—	292.0
Long-term debt	415.0	292.0
Total debt	$416.3	$295.0

Senior Credit Facility

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

Other Credit Facility

We have a $10.0 million borrowing facility for working capital needs of our Chinese entity with an outstanding balance of $1.3 million on December 31, 2014. The facility contains a $10.0 million revolving credit line. These funds can only be used locally, and accordingly, we do not include this facility in our borrowing capacity disclosures. The facility is guaranteed by Hexcel Corporation, but is uncommitted and cancellable by the lender at any time.

Aggregate Maturities of Debt

The table below reflects aggregate scheduled maturities of debt as of December 31, 2014.

Payable during the years ending December 31:	(In millions)
2015	$1.3
2016	—
2017	—
2018	—
2019	415.0
Total debt	$416.3

Note 6 - Leasing Arrangements

Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases. We recognize rental expense on operating leases straight-line over the term of a lease. Total rental expense was $12.7 million in 2014, $12.6 million in 2013 and $13.2 million in 2012.

Scheduled future minimum lease payments as of December 31, 2014 were:

(In millions)
Payable during the years ending December 31:	Operating Leases
2015	$8.2
2016	6.8
2017	5.2
2018	3.5
2019	2.0
Thereafter	5.1
Total minimum lease payments	$30.8

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments. The rate of compensation increase for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation. For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates. Retirement and termination rates are based primarily on actual plan experience. The mortality table used for the U.S. plans is based on the RP2000 Mortality Table projected to 2021 and for the U.K. Plans the S1NA table with CMI 2011 projections (1.5% p.a. future improvements).

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

U.S. Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former U.S. employees that are funded as benefits are incurred. Under the provisions of these plans, we expect to contribute approximately $4.5 million in 2015 to cover unfunded benefits.

Multi-Employer Plan

The Company is party to a multi-employer pension plan covering certain U.S. employees with union affiliations. The plan is the Western Metal Industry Pension Fund, (“the Plan”). The Plan’s employer identification number is 91-6033499; the Plan number is 001. In 2013, the Plan reported Hexcel Corporation as being an employer that contributed greater than 5% of the Plan’s total contributions. The expiration date of the collective bargaining agreement is September 30, 2015. The Plan has been listed in “critical status” and has been operating in accordance with a Rehabilitation Plan since 2010. The Plan, as amended under the Rehabilitation Plan, reduced the adjustable benefits of the participants and levied a surcharge on employer contributions. The Company has contributed approximately $1.8 million in 2014 and approximately $1.0 million in 2013 and 2012. We expect the Company’s contribution to be about $1.5 million in 2015 and remain at that level over the next few years.

U.S. Retirement Savings Plan

Under the retirement savings plan, eligible U.S. employees can contribute up to 75% of their annual compensation to an individual 401(k) retirement savings account. The Company makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation each year. We also contribute an additional 2% to 4% of each eligible employee’s salary to an individual 401(k) retirement savings account. This increases the maximum contribution to individual employee savings accounts to between 5% and 7% per year, before any profit sharing contributions that are made when we meet or exceed certain performance targets that are set annually. These profit sharing contributions are made at the Company’s discretion and are targeted at 3% of an eligible employee’s pay, with a maximum of 4.5%.

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees. Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996. Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred. Under the provisions of these plans, we expect to contribute approximately $0.6 million in 2015 to cover unfunded benefits.

European Defined Benefit Retirement Plans

We have defined benefit retirement plans in the United Kingdom, Belgium, France and Austria covering certain employees of our subsidiaries in those countries. The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan.  As of December 31, 2014, 33% of the total assets in the U.K. Plan were invested in equities and 27% of the total assets were invested in diversified growth funds. Equity investments and growth fund investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets. As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2015 plan year will be 5.2% and 3.25% to 4.0% for the other European Plans as a group.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our retirement savings plans for the three years ended December 31, 2014 is detailed in the table below.

(In millions)	2014	2013	2012
Defined benefit retirement plans	$5.4	$7.3	$5.4
Union sponsored multi-employer pension plan	1.8	1.6	1.2
Retirement savings plans-matching contributions	2.9	3.0	3.3
Retirement savings plans-profit sharing contributions	6.0	6.7	7.6
Net periodic expense	$16.1	$18.6	$17.5

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2014, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2014	2013	2012	2014	2013	2012
Service cost	$1.1	$1.7	$1.3	$0.8	$0.7	$0.5
Interest cost	0.7	0.8	1.1	7.0	6.9	6.6
Expected return on plan assets	—	—	—	(9.6)	(8.0)	(7.3)
Net amortization	2.0	4.0	2.3	0.7	1.2	0.9
Settlement loss	2.7	—	—	—	—	—
Net periodic pension cost (income)	$6.5	$6.5	$4.7	$(1.1)	$0.8	$0.7

(In millions) U.S. Postretirement Plans	2014	2013	2012
Interest cost	$0.2	$0.2	$0.3
Net amortization and deferral	(0.7)	(0.4)	(0.5)
Net periodic postretirement benefit income	$(0.5)	$(0.2)	$(0.2)

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2014	2013	2014	2013	2014	2013
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$1.1	$1.0	$10.6	$(16.5)	$(0.2)	$(1.6)
Amortization of actuarial (losses) gains	(4.7)	(3.9)	(0.6)	(1.3)	0.7	0.4
Amortization of prior service cost	—	(0.1)	—	—	—	—
Effect of foreign exchange	—	—	(2.9)	0.2	—	—
Total recognized in other comprehensive income (pre-tax)	$(3.6)	$(3.0)	$7.1	$(17.6)	$0.5	$(1.2)

The Company expects to recognize $1.2 million of net actuarial loss and an immaterial net prior service cost as a component of net periodic pension cost in 2015 for its defined benefit plans. The recognition of net actuarial gain as a component of net periodic postretirement benefit cost in 2015 is expected to be $0.6 million.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2014 and 2013, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation - beginning of year	$41.9	$38.6	$162.7	$164.8	$6.4	$8.1
Service cost	1.1	1.7	0.8	0.7	—	—
Interest cost	0.7	0.8	7.0	6.9	0.2	0.2
Plan participants’ contributions	—	—	0.1	0.1	0.1	0.1
Actuarial loss (gain)	1.1	1.1	26.4	(8.3)	(0.1)	(1.6)
Settlements	(25.4)	—	—	—	—	—
Benefits and expenses paid	(0.3)	(0.3)	(4.7)	(4.9)	(0.3)	(0.4)
Currency translation adjustments	—	—	(12.5)	3.4	—	—
Benefit obligation - end of year	$19.1	$41.9	$179.8	$162.7	$6.3	$6.4
Change in plan assets:
Fair value of plan assets - beginning of year	$—	$—	$149.3	$128.3	$—	$—
Actual return on plan assets	—	—	25.4	16.2	—	—
Employer contributions	25.7	0.3	6.1	5.9	0.2	0.3
Plan participants’ contributions	—	—	0.1	0.1	0.1	0.1
Benefits and expenses paid	(0.3)	(0.3)	(4.7)	(4.9)	(0.3)	(0.4)
Settlements	(25.4)	—	—	—	—	—
Currency translation adjustments	—	—	(10.6)	3.7	—	—
Fair value of plan assets - end of year	$—	$—	$165.6	$149.3	$—	$—
Amounts recognized in Consolidated Balance Sheets:
Noncurrent Assets	$—	$—	$3.3	$2.7	$—	$—
Current liabilities	$4.5	$23.8	$0.4	$0.4	$0.6	$0.6
Non-current liabilities	14.6	18.1	17.1	15.7	5.7	5.8
Total Liabilities	$19.1	$41.9	$17.5	$16.1	$6.3	$6.4
Amounts recognized in Accumulated Other Comprehensive Income:
Actuarial net (loss) gain	$(3.8)	$(7.3)	$(39.3)	$(32.2)	$3.8	$4.3
Prior service cost	—	(0.1)	(0.1)	(0.1)	—	—
Total amounts recognized in accumulated other comprehensive (loss) income	$(3.8)	$(7.4)	$(39.4)	$(32.3)	$3.8	$4.3

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2014.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $17.8 million and $40.9 million as of December 31, 2014 and 2013, respectively. Excluding the U.K. Plan, the European Plans’ ABO exceeded plan assets as of December 31, 2014 and 2013, by $12.2 million and $11.0 million, respectively. These plans’ ABO was $18.0 million and $17.5 million as of December 31, 2014 and 2013, respectively. The ABO and plan assets of the U.K. Plan are excluded from the ABO disclosures as the plan is overfunded in 2014 and 2013.

As of December 31, 2014 and 2013, the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans included within “accrued compensation and benefits” was $5.5 million and $24.8 million, respectively, and within “other non-current liabilities” was $37.4 million and $39.6 million, respectively, in the accompanying consolidated balance sheets.

Benefit payments for the plans are expected to be as follows:

(In millions)	U.S. Plans	European Plans	Postretirement Plans
2015	$4.5	$3.9	$0.6
2016	0.7	4.7	0.7
2017	1.1	5.4	0.7
2018	1.4	5.9	0.7
2019	1.0	5.8	0.6
2020-2024	18.5	38.2	2.8
	$27.2	$63.9	$6.1

Fair Values of Pension Assets

The following table presents pension assets measured at fair value at December 31, 2014 and 2013 utilizing the fair value hierarchy discussed in Note 19:

(In millions)	December 31,	Fair Value Measurements at December 31, 2014
Description	2014	Level 1	Level 2	Level 3
Equity funds	$53.9	$53.9	$—	$—
Diversified growth funds	45.8	45.8	—	—
Liability driven investments	38.7	—	38.7	—
Active corporate bond fund	14.8	14.8	—	—
Index linked gilts	6.1	6.1	—	—
Insurance contracts	3.2	—	—	3.2
Diversified investment funds	2.5	—	—	2.5
Cash and cash equivalents	0.6	—	0.6	—
Total assets	$165.6	$120.6	$39.3	$5.7

	December 31,	Fair Value Measurements at December 31, 2013
Description	2013	Level 1	Level 2	Level 3
Equity funds	$83.3	$—	$83.3	$—
Active corporate bond fund	58.5	—	58.5	—
Diversified investment funds	2.9	—	—	2.9
Insurance contracts	3.6	—	—	3.6
Cash and cash equivalents	1.0	—	1.0	—
Total assets	$149.3	$—	$142.8	$6.5

(In millions)	Balance at January 1, 2014	Actual return on plan assets	Purchases, sales and settlements	Changes due to exchange rates	Balance at December 31, 2014
Reconciliation of Level 3 Assets
Diversified investment funds	$2.9	$0.1	$(0.2)	$(0.3)	$2.5
Insurance contracts	3.6	0.1	—	(0.5)	3.2
Total level 3 assets	$6.5	$0.2	$(0.2)	$(0.8)	$5.7

Reconciliation of Level 3 Assets	Balance at January 1, 2013	Actual return on plan assets	Purchases, sales and settlements	Changes due to exchange rates	Balance at December 31, 2013
Diversified investment funds	$2.8	$0.2	$(0.2)	$0.1	$2.9
Insurance contracts	3.1	0.1	0.2	0.2	3.6
Total level 3 assets	$5.9	$0.3	$—	$0.3	$6.5

Plan assets are invested in a number of unit linked pooled funds by an independent asset management group. Equity funds are split 40/60 between U.K. and overseas equity funds (North America, Japan, Asia Pacific and Emerging Markets). The asset management firm uses quoted prices in active markets to value the assets.

Diversified growth funds are invested in a broad spectrum of return seeking asset classes with reduced dependency on any particular asset class. This approach targets growth asset returns with lower risk resulting from the diversification across different asset classes.

The liability driven investments’ allocation aims to hedge against the exposure to interest rate risk through the use of interest rate swaps.

The Bond Allocation is invested in a number of Active Corporate Bond funds which are pooled funds. The Corporate Bond funds primarily invest in corporate fixed income securities denominated in British Pounds Sterling with credit ratings of BBB- and above. We use quoted prices in active markets to value the assets.

The index-linked gilt allocation provides a partial interest rate and inflation rate hedge against the valuation of the liabilities.

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

The actual allocations for the pension assets at December 31, 2014 and 2013, and target allocations by asset class, are as follows:

	Percentage Of Plan Assets	Target Allocations	Percentage Of Plan Assets	Target Allocations
Asset Class	2014	2014	2013	2013
Diversified growth funds	27.6%	32.0%	—%	—%
Liability driven investments	23.4	20.0	—	—
All Other Regions Equity Fund	19.5	23.0	27.7	30.6
U.K. Equity Fund	13.0	15.0	28.1	30.6
Active Corporate Bond Funds	8.9	10.0	39.2	34.5
Index linked gilts	3.7	—	—	—
Diversified Investment Funds	2.0	—	1.9	1.9
Insurance Contracts	1.5	—	2.4	2.4
Cash and cash equivalents	0.4	—	0.7	—
Total	100%	100%	100%	100%

Assumptions

The assumed discount rate for pension plans reflects the market rates for high-quality fixed income debt instruments currently available. The Buck Standard Yield Curve was used for the U.S. non-qualified and postretirement plans. For the U.K. plan, plan cash flows were not available and therefore we considered the derived yield to market on a representative bond of suitable duration taken from Buck’s synthetic bond yield curve. We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans. The assumed discount rate for the U.S. non-qualified plans uses individual discount rates for each plan based on their associated cash flows.

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

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2014, 2013 and 2012 are shown in the following table. These year-end values are the basis for determining net periodic costs for the following year.

	2014	2013	2012
U.S. defined benefit retirement plans:
Discount rates	3.2% - 3.4%	0.1% - 4.0%	2.0%
Rate of increase in compensation	3.0%	3.0%	3.0% - 5.8%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
European defined benefit retirement plans:
Discount rates	1.9% - 3.7%	3.0% - 4.6%	3.25% - 4.5%
Rates of increase in compensation	2.8% - 3.0%	3.0%	3.0%
Expected long-term rates of return on plan assets	3.25% – 5.2%	4.0% – 6.5%	4.0% – 6.5%
Postretirement benefit plans:
Discount rates	3.2%	3.8%	2.75%

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2015 pension expense, and the impact on our retirement obligation as of December 31, 2014 for a one-percentage-point change in the discount rate:

	Non-Qualified		Retiree Medical		U.K. Retirement
(In millions)	Pension Plans		Plans		Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	$	N/A	$	N/A	$(1.6)
Discount rate		$(0.2)		$—	$(0.2)
One-percentage-point decrease:
Expected long-term rate of return	$	N/A	$	N/A	$1.6
Discount rate		$0.4		$—	$0.4
Retirement obligation
One-percentage-point increase in discount rate		$(1.0)		$(0.4)	$(26.2)
One-percentage-point decrease in discount rate		$1.1		$0.4	$33.9

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 7.5% for medical non-Medicare eligible, 5.8% for Medicare eligible and 5.0% for dental and vision for 2015. The medical rates are assumed to gradually decline to 4.5% by 2021, whereas dental and vision rates are assumed to remain constant at 5.0%. A one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have an insignificant impact on the total of service and interest cost components, and would have an unfavorable and a favorable impact of approximately $0.2 million and $0.2 million on the postretirement benefit obligation for both 2014 and 2013, respectively.

 Note 8 - Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2014, were as follows:

(In millions)	2014	2013	2012
Income before income taxes:
U.S.	$163.8	$149.8	$137.4
International	133.5	112.8	100.3
Total income before income taxes	$297.3	$262.6	$237.7
Provision for income taxes:
Current:
U.S.	$21.5	$30.5	$36.9
International	28.1	29.2	20.7
Current provision for income taxes	49.6	59.7	57.6
Deferred:
U.S.	34.4	13.1	10.4
International	5.3	3.2	6.1
Deferred provision for income taxes	39.7	16.3	16.5
Total provision for income taxes	$89.3	$76.0	$74.1

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 35% to the effective income tax rate, for the three years ended December 31, 2014, is as follows:

(In millions)	2014	2013	2012
Provision for taxes at U.S. federal statutory rate	$104.1	$91.9	$83.2
State and local taxes, net of federal benefit	1.9	2.0	2.2
Foreign effective rate differential	(15.9)	(12.5)	(10.3)
Research and Development tax credits	(1.5)	(2.8)	(0.7)
Other	0.7	(2.6)	0.5
Tax Settlement	—	—	0.2
Change in valuation allowance	—	—	(1.0)
Total provision for income taxes	$89.3	$76.0	$74.1

As of December 31, 2014 and 2013, we did not have a U.S. income tax provision for undistributed earnings of international subsidiaries. We do not currently have any specific plans to repatriate funds from our international subsidiaries; however we may do so in the future if a dividend can be remitted with no material tax impact. As of December 31, 2014, we have approximately $355 million of unremitted foreign earnings that we intend to keep indefinitely reinvested. Estimating the tax liability that would result if these earnings were repatriated is not practicable at this time.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2014 and 2013 are:

(In millions)	2014	2013
Assets
Net operating loss carryforwards	$60.5	$63.6
Unfunded pension liability and other postretirement obligations	6.7	16.0
Advanced payments from foreign affiliates	61.5	28.9
Tax credit carryforwards	3.5	11.2
Stock based compensation	16.0	14.4
Other comprehensive income	9.1	6.0
Reserves and other	24.6	18.9
Subtotal	181.9	159.0
Valuation allowance	(60.5)	(62.3)
Total assets	$121.4	$96.7
Liabilities
Accelerated depreciation	(108.6)	(63.4)
Accelerated amortization	(10.6)	(9.2)
Other	(0.6)	(0.8)
Total liabilities	$(119.8)	$(73.4)
Net deferred tax assets	$1.6	$23.3

 Deferred tax assets and deferred tax liabilities as presented in the consolidated balance sheets as of December 31, 2014 and 2013 are as follows and are recorded in prepaid expenses and other current assets, deferred tax assets, other accrued liabilities and other non-current liabilities in the consolidated balance sheets:

(In millions)	2014	2013
Current deferred tax assets, net	$71.7	$63.3
Current deferred tax liability, net	—	(1.4)
Long-term deferred tax assets, net	8.5	10.3
Long-term deferred tax liability, net	(78.6)	(48.9)
Net deferred tax assets	$1.6	$23.3

In accordance with ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward on a jurisdictional basis, the Company’s long term deferred tax assets were reduced by $6.9 million and $21.4 million in 2014 and 2013, respectively.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2014 and 2013 was a decrease of $1.8 million and an increase $12.9 million, respectively. The valuation allowance as of December 31, 2014 and 2013 relates primarily to net operating loss carryforwards of our foreign subsidiaries for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

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

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2014, we had tax credit carryforwards for U.S. tax purposes of $9.5 million available to offset future income taxes. These credits will begin to expire if not utilized in 2015.

We also had net operating loss carryforwards for foreign income tax purposes of $211.6 million, for which there are valuation allowances of $207.9 million as of December 31, 2014. Our foreign net operating losses can be carried forward without limitation in Belgium, Luxembourg and the U.K. The carryforward period in Spain and China is limited to 18 and 5 years, respectively. We have a full valuation allowance against certain foreign net operating losses for which the Company believes it is not more likely than not that the net operating losses will be utilized.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2014, relate to various Foreign and U.S. jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits:

	Unrecognized Tax Benefits
(In millions)	2014	2013	2012
Balance as of January 1,	$42.7	$32.6	$12.5
Additions based on tax positions related to the current year	3.2	5.2	1.7
(Reductions) additions for tax positions of prior years	(0.4)	5.7	19.0
Expiration of the statute of limitations for the assessment of taxes	(0.4)	(1.3)	(0.8)
Other, including currency translation	(2.0)	0.5	0.2
Balance as of December 31,	$43.1	$42.7	$32.6

Included in the unrecognized tax benefits of $43.1 million at December 31, 2014 was $39.4 million of tax benefits that, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. The Company recognized $1.5 million, $0.7 million, $0.1 million of interest expense and penalties related to the above unrecognized tax benefits in 2014, 2013 and 2012, respectively. The Company had accrued interest of approximately $2.7 million and $1.6 million as of December 31, 2014 and 2013, respectively. During 2014 we reversed $0.1 million of interest related to unrecognized tax benefits.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The U.S. tax returns have been audited through 2007. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by U.S. and foreign tax authorities in major jurisdictions include Austria (2012 onward), Belgium (2012 onward), France (2011 onward), Spain (2004 onward), U.K. (2013 onward) and U.S (2011 onward). We are currently under examination in the U.S. and certain foreign jurisdictions.

As of December 31, 2014, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2004 onward, some of which are currently under examination by certain U.S. and European tax authorities. Within the next twelve months, the Company believes it is reasonably possible that the total amount of unrecognized tax benefit associated with uncertain positions may be reduced. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits disclosed as of December 31, 2014 may decrease approximately $8 to $14 million in the fiscal year ending December 31, 2015. Such possible decrease relates primarily to audit settlements and the expiration of statutes of limitation.

Note 9 - Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2014, 2013 and 2012 was as follows:

(Number of shares in millions)	2014	2013	2012
Common stock:
Balance, beginning of year	104.0	102.4	101.0
Activity under stock plans	0.8	1.6	1.4
Balance, end of year	104.8	104.0	102.4
Treasury stock:
Balance, beginning of year	5.1	2.5	2.2
Repurchased	4.2	2.6	0.3
Balance, end of year	9.3	5.1	2.5
Common stock outstanding	95.5	98.9	99.9

In June 2014, our Board authorized an additional plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”). In July 2013, our Board authorized us to repurchase $150 million of our outstanding common stock (“2013 Repurchase Plan”), which was completed during the second quarter of 2014. During the first nine months of 2014, the Company spent $160.0 million to repurchase 3,993,401 shares of common stock under the approved plans. At December 31, 2014, there is $100 million remaining authorized under the 2014 Repurchase Plan.

In December 2012, our Board authorized us to repurchase up to $50 million of our outstanding common stock (“Repurchase Plan”). During the six-month period ended June 30, 2013 the Company repurchased a total of 1,573,588 shares at a cost of $50 million and completed the December 2012 Repurchase Plan.

Note 10 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In millions, except per share data)	2014	2013	2012
Non-qualified stock options	$3.6	$3.8	$4.5
Restricted stock, service based (“RSUs”)	6.0	6.0	6.5
Restricted stock, performance based (“PRSUs”)	7.4	8.8	4.6
Employee stock purchase plan	0.2	0.3	0.2
Stock-based compensation expense	$17.2	$18.9	$15.8
Tax benefit from stock options exercised during the period	$5.8	$5.3	$6.8

Non-Qualified Stock Options

Non-qualified stock options have been granted to our employees and directors under our stock compensation plan. Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2014 is as follows:

	Number of Options (In millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	3.4	$13.55	6.45
Options granted	0.5	$25.03
Options exercised	(0.6)	$10.41
Options expired or forfeited	—	$21.82
Outstanding at December 31, 2012	3.3	$15.67	6.26
Options granted	0.3	$28.27
Options exercised	(0.6)	$10.41
Outstanding at December 31, 2013	3.0	$17.30	5.96
Options granted	0.2	$43.01
Options exercised	(0.4)	$14.66
Outstanding at December 31, 2014	2.8	$19.12	4.95

	Year Ended December 31,
(In millions, except weighted average exercise price)	2014	2013
Aggregate intrinsic value of outstanding options	$63.6	$82.5
Aggregate intrinsic value of exercisable options	$59.5	$66.9
Total intrinsic value of options exercised	$9.7	$10.9
Total number of options exercisable	2.3	2.2
Weighted average exercise price of options exercisable	$16.16	$14.09
Total unrecognized compensation cost on nonvested options (a)	$1.1	$1.6

(a)	Unrecognized compensation cost relates to nonvested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

The following table summarizes information about non-qualified stock options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (a)	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (a)	Weighted Average Exercise Price
$7.83 – 10.90	1.0	4.60	$9.41	1.0	$9.41
$14.51 – 21.11	0.8	4.63	$19.29	0.8	$19.29
$22.00 – 43.01	1.0	5.54	$28.58	0.5	$24.95
$7.83 – 43.01	2.8	4.95	$19.12	2.3	$16.16
(a)	in millions

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Risk-free interest rate	2.17%	1.08%	0.83%
Expected option life (in years) Executive	6.88	6.32	5.44
Expected option life (in years) Non-Executive	6.18	4.80	4.45
Dividend yield	—%	—%	—%
Volatility	37.52%	40.12%	45.76%
Weighted-average fair value per option granted	$17.91	$11.07	$10.24

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

Restricted Stock Units — Service Based

As of December 31, 2014, a total of 511,786 shares of service based restricted stock (“RSUs”) were outstanding, which vest based on years of service under the 2003 and 2013 incentive stock plans. RSUs are granted to key employees, executives and directors of the Company. The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight line basis over the requisite service period. The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2014, 2013 and 2012:

	Number of RSUs (In millions)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	0.9	$14.49
RSUs granted	0.3	$25.26
RSUs issued	(0.4)	$12.10
Outstanding at December 31, 2012	0.8	$18.90
RSUs granted	0.2	$28.95
RSUs issued	(0.4)	$15.70
Outstanding at December 31, 2013	0.6	$23.79
RSUs granted	0.1	$42.76
RSUs issued	(0.2)	$24.13
Outstanding at December 31, 2014	0.5	$27.76

As of December 31, 2014, there was total unrecognized compensation cost related to nonvested RSUs of $3.9 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

 Restricted Stock Units — Performance Based

As of December 31, 2014, a total of 443,969 shares of performance based restricted stock (“PRSUs”) were outstanding under the 2003 and 2013 incentive stock plans. The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant. PRSUs are based on a three year performance period. Based on current projections and performance targets, it is estimated that an additional 0.3 million performance shares may be issuable for the 2012, 2013 and 2014 awards. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period. A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary, of the Company’s PRSU activity, at original grant amounts, for the years ended December 31, 2014, 2013 and 2012:

	Number of PRSUs (In millions)	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	0.7	$11.53
PRSUs granted	0.1	$25.03
PRSUs additional performance shares	0.2	$8.00
PRSUs issued	(0.5)	$8.28
Outstanding at December 31, 2012	0.5	$16.93
PRSUs granted	0.2	$28.27
PRSUs additional performance shares	0.3	$10.72
PRSUs issued	(0.5)	$10.64
Outstanding at December 31, 2013	0.5	$24.60
PRSUs granted	0.1	$43.01
PRSUs additional performance shares	0.1	$19.02
PRSUs issued	(0.3)	$19.01
Outstanding at December 31, 2014	0.4	$31.68

As of December 31, 2014, there was total unrecognized compensation cost related to nonvested PRSUs of $2.0 million, which is to be recognized over the remaining vesting period ranging from one year to three years. The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2014, cash received from stock option exercises and from employee stock purchases was $6.1 million. We used $7.8 million in cash related to the shares withheld to satisfy employee tax obligations for NQOs exercised and RSUs and PRSUs converted during the year ended December 31, 2014. We realized a tax benefit of $5.8 million in connection with stock options exercised and RSUs and PRSUs converted during 2014.

We classify the cash flows resulting from these tax benefits as financing cash flows. We either issue new shares of our common stock or utilize treasury shares upon the exercise of stock options or the conversion of stock units.

Shares Authorized for Grant

As of December 31, 2014, an aggregate of 3.4 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

The Company offers an ESPP, which allows for eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock. There were 28,453 and 31,003 ESPP shares purchased in 2014 and 2013, respectively.

 Note 11 - Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2014, 2013 and 2012, are as follows:

(In millions, except per share data)	2014	2013	2012
Net income	$209.4	$187.9	$164.3
Basic net income per common share:
Weighted average common shares outstanding	96.8	100.0	100.2
Basic net income per common share	$2.16	$1.88	$1.64
Diluted net income per common share:
Weighted average common shares outstanding — Basic	96.8	100.0	100.2
Plus incremental shares from assumed conversions:
Restricted stock units	0.7	0.7	0.8
Stock options	1.2	1.4	1.0
Weighted average common shares outstanding — Diluted	98.7	102.1	102.0
Diluted net income per common share	$2.12	$1.84	$1.61
Anti-dilutive shares outstanding, excluded from computation	0.2	—	0.5

Note 12 — Derivative Financial Instruments

Interest Rate Swap Agreements

As of December 31, 2014 the Company had two agreements to swap $75 million of floating rate obligations for fixed rate obligations at an average of 0.959% and 0.754% against LIBOR in U.S. dollars. Of the total of $150 million of swaps outstanding at December 31, 2014, $50 million matures each of March 2016, September 2016 and March 2017. All of the swaps were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans. The fair value of the interest rate swaps was an asset of $0.1 million and a liability of $0.3 million at December 31, 2014 and a liability of $0.6 million at December 31, 2013.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through March 2017. The aggregate notional amount of these contracts was $255.8 million and $187.1 million at December 31, 2014 and December 31, 2013, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges was a loss of $18.4 million; and a gain of $7.9 million and $6.4 million, for the years ended December 31, 2014, 2013 and 2012, respectively and are recorded in other comprehensive income (“OCI”). At December 31, 2014, $0.3 million of the carrying amount of these contracts was classified in other assets and $12.7 million in other liabilities on the consolidated balance sheets and $11.5 million in other assets and $0.6 million classified in other liabilities at December 31, 2013. During the years ended December 31, 2014, 2013 and 2012, we recognized a net gain of $4.6 million, a net gain of $0.4 million and a net loss of $3.1 million, respectively, recorded in sales. For the three years ended December 31, 2014, 2013 and 2012, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the years ended December 31, 2014, 2013 and 2012, we recognized a net foreign exchange loss of $16.3 million, a gain of $7.6 million, and a gain of $5.3 million, respectively, in the consolidated statements of operations. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.8 million classified in other assets and $5.5 million in other liabilities and $2.6 million classified in other assets and $0.1 million in other liabilities on the December 31, 2014 and 2013 consolidated balance sheets, respectively.

The activity , net of tax, in “accumulated other comprehensive (loss) income” related to foreign currency forward exchange contracts for the years ended December 31, 2014, 2013 and 2012 was as follows:

(In millions)	2014	2013	2012
Unrealized gains (losses) at beginning of period	$7.2	$2.4	$(4.5)
(Gains) losses reclassified to net sales	(3.2)	(0.3)	2.4
(Decrease) increase in fair value, net of tax of $5.4 million, $(2.8) million and ($1.9) million in 2014, 2013 and 2012 respectively	(13.2)	5.1	4.5
Unrealized (losses) gains at end of period	$(9.2)	$7.2	$2.4

Unrealized losses of $5.4 million recorded in “accumulated other comprehensive income,” net of tax of $1.9 million, as of December 31, 2014 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded. The impact of credit risk adjustments was immaterial for the three years.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey. We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program. As of December 31, 2014, Hexcel has completed all active investigation and remediation activities.  Hexcel’s final phase of clean-up will include restoration of the river embankment and installation of a barrier to prevent contaminant migration. We accrued charges of $3.7 million in 2014 for this additional work and for costs to decommission the site. Hexcel is in the process of monitoring contaminant levels to support a Monitored Natural Attenuation program. The accrual balance was $1.7 million as of December 31, 2014 and December 31, 2013.

Lower Passaic River Study Area

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

In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option. On April 11, 2014, the EPA issued a revised FFS, which proposes several alternatives, including the bank to bank dredging of the lower eight miles of the river at an expected cost ranging from $0.8 billion to $3.25 billion, according to the EPA, but also includes a “no action” option. The comment period for the revised FFS closed on August 20, 2014 and a final decision is not expected for several months. Hexcel is not currently subject to any obligation to undertake the work contemplated by the FFS, nor have we determined our allocable share of any remediation alternatives. However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company recorded the lower end of the expected range, which resulted in an increase in the accrual of $2.3 million in the second quarter of 2014. Despite the issuance of the revised FFS, there are many uncertainties associated with the final agreed upon remediation and the Company’s allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop. The total accrued liability related to this matter was $2.1 million at December 31, 2014 and $0.2 million at December 31, 2013.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies on its upgradient site and is operating those pursuant to an order agreed with the State of Washington. We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order. The Department of Ecology has recently approved a reduced number of wells and a reduced pumping volume for Hexcel’s wells on its property. The total accrued liability related to this matter was $0.5 million at December 31, 2014 and $0.8 million at December 31, 2013.

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

Environmental remediation reserve activity for the three years ended December 31, 2014 was as follows:

	For the year ended December 31,
(In millions)	2014	2013	2012
Beginning remediation accrual balance	$3.9	$6.6	$5.0
Current period expenses	6.0	0.9	5.0
Cash expenditures	(4.9)	(3.6)	(3.4)
Ending remediation accrual balance	$5.0	$3.9	$6.6
Capital expenditures for environmental matters	$7.3	$4.6	$2.4

Environmental Summary

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River, New Jersey; Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of December 31, 2014 and 2013, our aggregate environmental related accruals were $5.0 million and $3.9 million, respectively. As of December 31, 2014 and 2013, $3.2 million and $3.4 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accruals were estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $28 million and $2.6 million higher at December 31, 2014 and 2013, respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $4.9 million and $3.6 million for the years ended December 31, 2014 and 2013, respectively. In addition, our operating costs relating to environmental compliance charged directly to expense were $14.2 million and $13.5 million for the years ended December 31, 2014 and 2013.

Product Warranty

Warranty expense for the years ended December 31, 2014, 2013 and 2012, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2011	$5.7
Warranty expense	2.2
Deductions and other	(2.8)
Balance as of December 31, 2012	$5.1
Warranty expense	1.2
Deductions and other	(1.8)
Balance as of December 31, 2013	$4.5
Warranty expense	10.3
Deductions and other	(3.5)
Balance as of December 31, 2014	$11.3

Note 14 — Supplemental Cash Flow

Supplemental cash flow information, for the years ended December 31, 2014, 2013 and 2012, consisted of the following:

(In millions)	2014	2013	2012
Cash paid for:
Interest	$8.1	$7.6	$12.6
Taxes	$27.5	$49.0	$23.4

Note 15 — Accumulated Other Comprehensive (Loss) Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations. The components of accumulated other comprehensive (loss) income as of December 31, 2014 and 2013 were as follows:

(In millions)	2014	2013
Currency translation adjustments (a)	$(32.8)	$26.7
Net unrealized gains on financial instruments, net of tax (b)	(9.3)	8.2
Pension obligation adjustment, net of tax (c)	(27.6)	(24.2)
Accumulated other comprehensive (loss) income	$(69.7)	$10.7

(a)	The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(b)	Reduced by the tax impact of 3.2 million and ($1.8) million at December 31, 2014 and 2013, respectively.
(c)	Reduced by the tax impact of $12.1 million and $11.1 million at December 31, 2014 and 2013, respectively.

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

The following table presents financial information on our segments as of December 31, 2014, 2013 and 2012, and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-Party Sales
2014	$1,420.9	$434.6	$—	$1,855.5
2013	1,286.9	391.3	—	1,678.2
2012	1,230.9	347.3	—	1,578.2
Intersegment sales
2014	$66.7	$1.8	$(68.5)	$—
2013	68.0	1.8	(69.8)	—
2012	56.8	2.0	(58.8)	—
Operating income (loss)
2014	$308.8	$67.0	$(70.0)	$305.8
2013	276.3	58.9	(64.3)	270.9
2012	257.3	50.6	(59.1)	248.8
Depreciation
2014	$65.5	$5.5	$0.2	$71.2
2013	54.4	4.7	0.2	59.3
2012	52.6	4.5	0.1	57.2
Equity in earnings from affiliated companies
2014	$—	$1.4	$—	$1.4
2013	—	1.3	—	1.3
2012	—	0.7	—	0.7
Other expense (income), net
2014	—	—	6.0	6.0
2012	(14.5)	—	5.0	(9.5)
Segment assets
2014	$1,600.7	$241.1	$194.6	$2,036.4
2013	1,479.2	244.0	112.9	1,836.1
2012	1,295.4	215.2	92.5	1,603.1
Investments in affiliated companies
2014	$10.2	$24.0	$—	$34.2
2013	—	23.3	—	23.3
2012	—	22.6	—	22.6
Accrual basis additions to property, plant and equipment
2014	$260.1	$10.1	$—	$270.2
2013	194.6	11.9	—	206.5
2012	228.6	12.5	0.2	241.3

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2014, 2013 and 2012:

(In millions)	2014	2013	2012
Net sales by Geography (a):
United States	$933.2	$871.0	$801.4
International
France	346.9	321.1	302.9
Spain	183.4	164.8	150.6
United Kingdom	135.8	110.9	114.7
Austria	112.6	96.2	105.0
Other	143.6	114.2	103.6
Total international	922.3	807.2	776.8
Total consolidated net sales	$1,855.5	$1,678.2	$1,578.2
Net Sales to External Customers (b):
United States	$834.5	$765.2	$719.4
International
France	159.1	146.1	144.4
Spain	155.3	154.7	123.9
Germany	154.8	135.2	128.2
United Kingdom	95.6	81.4	82.2
Other	456.2	395.6	380.1
Total international	1,021.0	913.0	858.8
Total	$1,855.5	$1,678.2	$1,578.2
Long-lived assets (c):
United States	$990.1	$854.6	$733.5
International
United Kingdom	116.2	92.6	83.8
France	68.7	55.8	37.9
Spain	68.5	73.2	68.2
Other	88.8	75.5	48.8
Total international	342.2	297.1	238.7
Total consolidated long-lived assets	$1,332.3	$1,151.7	$972.2

(a)	Net sales by geography based on the location in which the product sold was manufactured.
(b)	Net sales to external customers based on the location to which the product sold was delivered.
(c)	Long-lived assets primarily consist of property, plant and equipment, net and goodwill.

Significant Customers and Suppliers

Boeing and its subcontractors accounted for approximately 32%, 34% and 29% of 2014, 2013 and 2012 net sales, respectively. Similarly, Airbus Group, including Airbus and its subcontractors, accounted for approximately 31%, 29% and 28% of 2014, 2013 and 2012 net sales, respectively. In the Composite Materials segment approximately 20%, 24% and 19% of sales for 2014, 2013 and 2012, respectively, were to Boeing and its subcontractors. Approximately 39%, 35% and 34% of sales for 2014, 2013 and 2012, respectively were to Airbus Group and its subcontractors. In the Engineered Products segment approximately 71%, 68% and 66% of sales for 2014, 2013 and 2012, respectively were to Boeing and its subcontractors.

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

Note 17 — Other Expense (Income), net

Other expense (income), net for the years ended December 31, 2014 and December 31, 2012 consisted of the following:

(In millions)	2014	2012
Environmental expense	$6.0	$5.0
Business interruption insurance settlement		(9.6)
Gain on sale of land	—	(4.9)
Other expense (income), net	$6.0	$(9.5)

In 2014, the Company recorded a $6.0 million pre-tax charge for additional remediation related to a former manufacturing facility.  In 2012, the company settled a business interruption insurance claim resulting from tornado damage in 2011 and recorded operating income of $9.6 million. Also in 2012, the Company recorded a pre-tax gain of $4.9 million on the sale of land from a previously closed manufacturing facility and $5.0 million of charges primarily for additional remediation related to a former manufacturing facility.

Note 18 — Non-operating Expense

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

In June 2012, we redeemed $73.5 million of our 6.75% senior subordinated notes at a call premium of 1.125%.  As a result of the redemption, we accelerated the unamortized financing costs of the senior subordinated notes redeemed and expensed the call premium incurring a pretax charge of $1.1 million in 2012.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At December 31, 2014 and 2013, we did not have any assets or liabilities that utilize Level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $1.2 million and $18.6 million, and approximately $14.0 million and $1.3 million respectively at December 31, 2014 and 2013. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•	Interest rate swap — valued using LIBOR yield curves at the reporting date. Fair value of assets and liabilities was $0.1 million and $0.4 million, respectively, at December 31, 2014.
•

Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at December 31, 2014 was $1.1 million and $18.2 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in 2014 that would reduce the receivable amount owed, if any, to the Company.

Note 20 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2014 and 2013 were:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter
2014
Net sales	$461.7	$470.1	$451.9	$471.8
Gross margin	129.2	129.1	122.0	128.5
Operating income	74.6	75.1	79.0	77.1
Net income	50.1	50.6	55.8	52.9
Net income per common share:
Basic	$0.51	$0.52	$0.58	$0.55
Diluted	$0.50	$0.51	$0.57	$0.54
Market price:
High	$46.40	$44.27	$41.73	$43.84
Low	$40.28	$39.31	$37.03	$36.92
2013
Net sales	$416.5	$422.6	$412.3	$426.8
Gross margin	112.0	116.8	112.1	113.1
Other income, net	—	—	—	—
Operating income	63.0	71.9	69.0	67.0
Net income	43.6	48.5	48.7	47.1
Net income per common share:
Basic	$0.43	$0.49	$0.49	$0.47
Diluted	$0.43	$0.48	$0.48	$0.46
Market price:
High	$30.23	$35.46	$39.67	$44.69
Low	$26.50	$27.64	$33.88	$38.09

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	Balance at beginning of year	Charged to expense/(recovery)	Deductions and other	Balance at end of year
Year ended December 31, 2014
Allowance for doubtful accounts	$0.9	$—	$(0.5)	$0.4
Valuation allowance for deferred tax assets	62.3	6.8	(8.6)	60.5
Year ended December 31, 2013
Allowance for doubtful accounts	$1.8	$—	$(0.9)	$0.9
Valuation allowance for deferred tax assets	49.4	10.5	2.4	62.3
Year ended December 31, 2012
Allowance for doubtful accounts	$1.2	$1.1	$(0.5)	$1.8
Valuation allowance for deferred tax assets	39.4	9.0	1.0	49.4