Form 10-Q
period 2015-03-31
HEXCEL CORP /DE/
filed 2015-04-20
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2015
COMMON STOCK	96,366,147

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
(In millions, except per share data)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$22.7	$70.9
Accounts receivable, net	289.8	233.5
Inventories	314.4	290.1
Prepaid expenses and other current assets	84.3	87.2
Total current assets	711.2	681.7
Property, plant and equipment	1,891.9	1,868.7
Less accumulated depreciation	(630.7)	(630.5)
Property, plant and equipment, net	1,261.2	1,238.2
Goodwill and intangible assets	59.1	59.8
Investments in affiliated companies	32.0	34.2
Other assets	23.7	22.5
Total assets	$2,087.2	$2,036.4
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$0.2	$1.3
Accounts payable	140.1	175.0
Accrued liabilities	139.2	134.3
Total current liabilities	279.5	310.6
Long-term debt	480.0	415.0
Other non-current liabilities	162.2	160.9
Total liabilities	921.7	886.5
Stockholders’ equity:
Common stock, $0.01 par value, 200.0 shares authorized, 105.8 and 104.8 shares issued at March 31, 2015 and December 31, 2014, respectively	1.1	1.0
Additional paid-in capital	706.8	678.5
Retained earnings	904.0	845.5
Accumulated other comprehensive loss	(135.0)	(69.7)
	1,476.9	1,455.3
Less — Treasury stock, at cost, 9.5 shares at March 31, 2015 and 9.3 shares at December 31, 2014	(311.4)	(305.4)
Total stockholders’ equity	1,165.5	1,149.9
Total liabilities and stockholders’ equity	$2,087.2	$2,036.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2015	2014
Net sales	$471.8	$461.7
Cost of sales	330.0	332.5
Gross margin	141.8	129.2
Selling, general and administrative expenses	46.7	41.0
Research and technology expenses	12.5	13.6
Operating income	82.6	74.6
Interest expense, net	1.9	1.8
Income before income taxes and equity in earnings of affiliated companies	80.7	72.8
Provision for income taxes	12.9	22.8
Income before equity in earnings of affiliated companies	67.8	50.0
Equity in earnings of affiliated companies	0.3	0.1
Net income	$68.1	$50.1
Basic net income per common share:	$0.71	$0.51
Diluted net income per common share:	$0.70	$0.50
Weighted average common shares outstanding:
Basic	96.2	98.5
Diluted	97.9	100.6

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2015	2014
Net income	$68.1	$50.1
Currency translation adjustments	(50.6)	0.4
Net unrealized pension and other benefit actuarial gains and prior service costs	1.3	—
Net unrealized losses on financial instruments, net of tax	(16.0)	(1.3)
Total other comprehensive loss	(65.3)	(0.9)
Comprehensive income	$2.8	$49.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(In millions)	2015	2014
Cash flows from operating activities
Net income	$68.1	$50.1
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	18.3	17.1
Amortization of deferred financing costs	0.3	0.3
Deferred income taxes	11.3	19.3
Equity in earnings from affiliated companies	(0.3)	(0.1)
Stock-based compensation	12.0	8.8
Excess tax benefits on stock-based compensation	(8.5)	(3.5)
Changes in assets and liabilities:
Increase in accounts receivable	(70.3)	(48.3)
Increase in inventories	(37.9)	(18.3)
Decrease (increase) in prepaid expenses and other current assets	0.9	(6.4)
(Decrease) increase in accounts payable and accrued liabilities	(5.3)	11.9
Other-net	(3.2)	2.5
Net cash (used in) provided by operating activities	(14.6)	33.4
Cash flows from investing activities
Capital expenditures	(95.0)	(55.0)
Net cash used in investing activities	(95.0)	(55.0)
Cash flows from financing activities
Proceeds from senior unsecured credit facility	65.0	—
Proceeds from previous senior secured credit facility	—	60.0
Repayment of other debt, net	(1.1)	(0.2)
Dividends paid on common stock	(9.6)	—
Repurchase of stock	—	(48.3)
Activity under stock plans	10.4	(5.2)
Net cash provided by financing activities	64.7	6.3
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(0.2)
Net decrease in cash and cash equivalents	(48.2)	(15.5)
Cash and cash equivalents at beginning of period	70.9	65.5
Cash and cash equivalents at end of period	$22.7	$50.0
Supplemental data:
Accrual basis additions to property, plant and equipment	$66.5	$40.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our significant accounting policies.

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

In the opinion of management, the Condensed Consolidated Financial Statements include all normal recurring adjustments as well as any non-recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from the audited 2014 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K filed with the SEC on February 5, 2015.

Investments in Affiliated Companies

We have 50% equity ownership investments in an Asian joint venture Aerospace Composites Malaysia Sdn. Bhd. (“ACM”) and in Formax UK Limited (“Formax”).  These investments are accounted for using the equity method of accounting.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Update No. 2014-09, Revenue from Contracts with Customers. The update clarifies the principles for recognizing revenue and develops a common revenue standard for all industries. The guidance is effective for the first quarter of 2017. Early application is not permitted. We are currently evaluating the impact of adopting this prospective guidance on our consolidated results of operations and financial condition.

Note 2 — Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2015	2014
Basic net income per common share:
Net income	$68.1	$50.1
Weighted average common shares outstanding	96.2	98.5
Basic net income per common share	$0.71	$0.51
Diluted net income per common share:
Net income	$68.1	$50.1
Weighted average common shares outstanding — Basic	96.2	98.5
Plus incremental shares from assumed conversions:
Restricted stock units	0.6	0.7
Stock options	1.1	1.4
Weighted average common shares outstanding — Dilutive	97.9	100.6
Diluted net income per common share	$0.70	$0.50

Total shares underlying stock options of 0.2 million were excluded from the computation of diluted net income per share for the quarter ended March 31, 2015, as they were anti-dilutive.

Note 3 — Inventories

(In millions)	March 31, 2015	December 31, 2014
Raw materials	$133.0	$111.1
Work in progress	48.2	48.5
Finished goods	133.2	130.5
Total inventories	$314.4	$290.1

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters ended March 31, 2015 and 2014 were as follows:

	Quarter Ended March 31,
(In millions)	2015	2014
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3
Interest cost	0.1	0.2
Net amortization and deferral	0.8	0.9
Settlement expense	—	1.3
Net periodic benefit cost	$1.2	$2.7

	March 31, 2015	December 31, 2014
Amounts recognized on the balance sheet:
Accrued liabilities	$4.5	$4.5
Other non-current liabilities	15.5	14.6
Total accrued benefit	$20.0	$19.1

	Quarter Ended March 31,
(In millions)	2015	2014
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2
Interest cost	1.6	1.8
Expected return on plan assets	(2.2)	(2.4)
Net amortization and deferral	0.2	0.1
Net periodic benefit credit	$(0.2)	$(0.3)

	March 31, 2015	December 31, 2014
Amounts recognized on the balance sheet:
Non-current asset	$5.2	$3.3
Accrued liabilities	$1.5	$0.4
Other non-current liabilities	16.5	17.1
Total accrued benefit	$18.0	$17.5

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these non-qualified plans, we have contributed $0.1 million in the first three months of 2015 to cover unfunded benefits and expect to contribute an additional $4.5 million in 2015.  We contributed $25.7 million to our U.S. non-qualified defined benefit retirement plans during the 2014 fiscal year.

We contributed $1.3 million and $1.4 million to our European defined benefit retirement plans in the first quarters of 2015 and 2014, respectively.  We plan to contribute approximately $3.9 million during 2015 to these European plans. We contributed $6.1 million to our European plans during the 2014 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters ended March 31, 2015 and 2014 were immaterial.

	March 31, 2015	December 31, 2014
Amounts recognized on the balance sheet:
Accrued liabilities	$0.6	$0.6
Other non-current liabilities	5.4	5.7
Total accrued benefit	$6.0	$6.3

In connection with our postretirement plans, we contributed approximately $0.1 million during both of the quarters ended March 31, 2015 and 2014.  We periodically fund our postretirement plans to pay covered expenses as they are incurred.  We expect to contribute approximately $0.6 million in 2015 to cover unfunded benefits.  We contributed $0.2 million to our postretirement plans during the 2014 fiscal year.

Note 5 — Debt

(In millions)	March 31, 2015	December 31, 2014
Working capital line of credit — China	$0.2	$1.3
Short-term borrowings	0.2	1.3
Senior unsecured credit facility — revolving loan due 2019	480.0	—
Senior secured credit facility — revolving loan due 2018	—	415.0
Long-term debt	480.0	415.0
Total debt	$480.2	$416.3

At March 31, 2015, total borrowings under our $700 million Senior Unsecured Credit Facility (the “Facility”) were $480 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of March 31, 2015, we had issued letters of credit under the Facility totaling $1.7 million, resulting in undrawn availability under the Facility as of March 31, 2015 of $218.3 million.

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

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

As of March 31, 2015 the Company had two agreements to swap $75 million of floating rate obligations for fixed rate obligations at an average of 0.959% and 0.754% against LIBOR in U.S. dollars. Of the total of $150 million of swaps outstanding at March 31, 2015, $50 million matures in each of March 2016, September 2016, and March 2017. All of the swaps were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans. The fair value of the interest rate swaps was a liability of $0.5 million at March 31, 2015 and an asset of $0.1 million and a liability of $0.3 million at December 31, 2014.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through September 2017.  The aggregate notional amount of these contracts was $322.4 million and $255.8 million at March 31, 2015 and December 31, 2014, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, losses of $23.7 million and gains of $0.8 million, were recorded in other comprehensive income (“OCI”) for the three months ended March 31, 2015 and 2014, respectively.  We classified the carrying amount of these contracts of $0.3 million in other assets and $32.8 million in other liabilities on the condensed consolidated balance sheets at March 31, 2015 and $0.3 million in other assets and $12.7 million classified in other liabilities at December 31, 2014.  During the three months ended March 31, 2015 and 2014, we recognized net decreases of $3.6 million and net increases of $1.6 million in gross margin, respectively.  For the quarters ended March 31, 2015 and 2014, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended March 31, 2015 and 2014, we recognized net foreign exchange losses of $16.6 million and $0.2 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.6 million classified in other assets and $10.0 million in other liabilities and $0.8 million classified in other assets and $5.5 million in other liabilities on the March 31, 2015 and December 31, 2014 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended March 31, 2015 and 2014 was as follows:

	Quarter Ended March 31,
(In millions)	2015	2014
Unrealized (losses) gains at beginning of period, net of tax	$(9.2)	$7.2
Losses (gains) reclassified to net sales	2.8	(1.1)
(Decrease) increase in fair value	(18.8)	0.6
Unrealized (losses) gains at end of period, net of tax	$(25.2)	$6.7

We expect to reclassify $15.5 million of unrealized losses into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

The income tax provision for the quarter ended March 31, 2015 was $12.9 million. The effective tax rate for the first quarter of 2015 was 16.0%. The 2015 quarter included $11.6 million of benefits primarily related to the release of reserves for uncertain tax positions.  Excluding these discrete benefits, our effective tax rate for the first quarter was 30.4%. The income tax provision for the quarter ended March 31, 2014 was $22.8 million, an effective tax rate of 31.3%.

Note 8 — Fair Value Measurements

The authoritative guidance for fair value measurements establishes a hierarchy for observable and unobservable inputs used to measure fair value, into three broad levels, which are described below:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
●	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
●	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs. For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $0.9 million and $43.4 million, respectively at March 31, 2015. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

●	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was a liability of $0.5 million at March 31, 2015.
●

Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at March 31, 2015 was $0.9 million and $42.9 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2015 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our operating segments for the quarters ended March 31, 2015 and 2014 is as follows:

	(Unaudited)
(In millions)	Composite Materials	Engineered Products	Corporate & Other (a)	Total
First Quarter 2015
Net sales to external customers	$367.4	$104.4	$—	$471.8
Intersegment sales	20.4	0.1	(20.5)	—
Total sales	387.8	104.5	(20.5)	471.8
Operating income (a)	89.2	14.7	(21.3)	82.6
Depreciation and amortization	16.7	1.5	0.1	18.3
Stock-based compensation expense	3.6	0.5	7.9	12.0
Accrual basis additions to capital expenditures	62.1	4.4	—	66.5
First Quarter 2014
Net sales to external customers	$356.3	$105.4	$—	$461.7
Intersegment sales	18.5	0.1	(18.6)	—
Total sales	374.8	105.5	(18.6)	461.7
Operating income (a)	75.9	16.4	(17.7)	74.6
Depreciation and amortization	15.6	1.4	0.1	17.1
Stock-based compensation expense	3.3	0.7	4.8	8.8
Accrual basis additions to capital expenditures	38.4	1.6	—	40.0

(a)	We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	March 31, 2015	December 31, 2014
Composite Materials	$43.0	$43.7
Engineered Products	16.1	16.1
Goodwill and intangible assets	$59.1	$59.8

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey. We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program.  Hexcel has completed all active investigation and remediation activities and is in the final phase of clean-up including restoration of the river embankment and installation of a barrier to prevent contaminant migration. Hexcel is in the process of monitoring contaminant levels to support a Monitored Natural Attenuation program. The accrual balance is $0.6 million as of March 31, 2015 and was $1.7 million at December 31, 2014.

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

In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option. On April 11, 2014, the EPA issued a revised FFS, which proposes several alternatives, including the bank to bank dredging of the lower eight miles of the river at an expected cost ranging from $0.8 billion to $3.25 billion, according to the EPA, but also includes a “no action” option.  The comment period for the revised FFS closed on August 20, 2014 and a final decision is not expected for several months.  Hexcel is not currently subject to any obligation to undertake the work contemplated by the FFS, nor have we determined our allocable share of any remediation alternatives. However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company recorded the lower end of the expected range. The accrual balance was $2.0 million as of March 31, 2015 and $2.1 million at December 31, 2014. Despite the issuance of the revised FFS, there are many uncertainties associated with the final agreed upon remediation and the Company’s allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies on its upgradient site and is operating those pursuant to an order agreed with the State of Washington.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order. The Department of Ecology has recently approved a reduced number of wells and a reduced pumping volume for Hexcel’s wells on its property and agreed with a plan for more active remediation going forward.  The total accrued liability related to this matter was $0.6 million at March 31, 2015 and $0.5 million at December 31, 2014.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA.  The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been noticed by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.5 million at March 31, 2015 and $0.6 million at December 31, 2014.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey; Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of March 31, 2015, our aggregate environmental related accruals were $3.9 million, of which $2.1 million was included in accrued liabilities with the remainder included in non-current liabilities.  As of December 31, 2014, our aggregate environmental related accruals were $5.0 million, of which $3.2 million was included in accrued liabilities with the remainder included in non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued at the high end of the range of possible outcomes for those sites where we are able to estimate our liability, our accrual would have been $28 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarter ended March 31, 2015 and 2014 was $1.3 million and $1.0 million, respectively.  In addition, our operating costs relating to environmental compliance charged to expense were $3.1 million and $3.5 for the quarters ended March 31, 2015 and 2014, respectively.  Capital expenditures for environmental matters were $0.9 million and $1.1 million for the quarters ended March 31, 2015 and 2014, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate. Accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, was as follows:

(In millions)	Product Warranties
Balance as of December 31, 2014	$11.3
Deductions and other	(3.3)
Balance as of March 31, 2015	$8.0

Note 11 — Stock Repurchase Plan

In June 2014, our Board authorized a plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”). At March 31, 2015, there is $100 million remaining authorized under the 2014 Repurchase Plan.

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

Net sales for the quarter were $471.8 million, 2.2% higher (6.1% in constant currency) than the $461.7 million reported for the first quarter of 2014, with the Commercial Aerospace market and Industrial markets leading the growth in constant currency sales.

Commercial Aerospace sales of $320.3 million increased 5.6% (8.3% in constant currency) for the quarter as compared to the first quarter of 2014.  Revenues attributed to new aircraft programs (B787, A350, A320neo and B737 MAX) increased over 25% versus the same period last year, with the A350 shipments leading the growth.  Airbus and Boeing legacy aircraft related sales for the quarter were down slightly compared to a strong first quarter of 2014 but just above the second half 2014 run rate.

Sales to “Other Commercial Aerospace,” which include regional and business aircraft customers, were about 5% higher compared to the first quarter of 2014.

Space & Defense sales of $88.9 million were 7% lower (3.6% lower in constant currency) than the first quarter of 2014, following the record sales in the fourth quarter of 2014 due to the timing of shipments. Sales to the C-17 program essentially ended this quarter, as expected, and accounted for most of the decline in constant currency sales.

Total Industrial sales of $62.6 million for the first quarter of 2015 were flat compared with the first quarter of 2014, but 10.6% higher in constant currency. The constant currency sales increase was driven by about a 15% increase in wind energy sales as compared to the first quarter of 2014.

Sales volume, continued improvement in operating performance, product mix and the impact of exchange rates resulted in gross margin of 30.1% of net sales for the quarter, as compared to 28.0% in the first quarter of 2014. Exchange rates contributed about 100 basis points to the gross margin percentage increase. Selling, general and administrative (“SG&A”) expenses were $5.7 million higher than the first quarter of 2014 with over half of the increase due to the timing of recording stock compensation expense.  Research and technology (“R&T”) expenses in the first quarter of 2015 of $12.5 million were $1.1 million lower than the comparable 2014 period primarily due to the impact of exchange rates.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first quarter of 2015 was a use of $110 million versus a use of $22 million in 2014, as seasonal effects typically cause cash usage in the first quarter. Working capital usage was particularly high this quarter due primarily to timing. Our cash expenditures primarily related to capacity expansions were $95 million in the first quarter of 2015 ($66.5 million on an accrued basis) as compared to $55 million in 2014. We continue to expect 2015 accrual basis capital expenditures to be in the range of $260 million to $290 million.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2015	2014	% Change
Net sale…………………………………………………………………….	$471.8	$461.7	2.2%
Net sales change in constant currency…………………………………...			6.1%
Operating income………………………………………………………….	82.6	74.6	10.7%
As a percentage of net sales……………………………………………………..	17.5%	16.2%
Net income………………………………………………………………...	68.1	50.1	35.9%
Diluted net income per common share……………………………………	$0.70	$0.50

The Company uses non-GAAP financial measures, including sales measured in constant dollars, adjusted net income and the effective tax rate adjusted for certain out of period tax items and free cash flow.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods. These adjustments represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented.  Such non-GAAP measurements are not determined in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  Reconciliations to adjusted net income and free cash flow are provided below:

(In millions, except per share data)	Quarter Ended March 31,
	2015	2014
Net income	$68.1	$50.1
Discrete tax items (a)	(11.6)	—
Adjusted net income (Non-GAAP)	$56.5	$50.1
(a)	The current quarter included benefits of $11.6 million primarily related to the release of reserves for uncertain tax positions.

In millions)	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(14.6)	$33.4
Less: Capital expenditures	(95.0)	(55.0)
Free cash flow (Non-GAAP)	$(109.6)	$(21.6)

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2015 and 2014:

	Quarter Ended March 31,
(In millions)	2015	2014	% Change
Consolidated Net Sales…………………………………………………	$471.8	$461.7	2.2%
Commercial Aerospace……………………………………….	320.3	303.2	5.6%
Space & Defense……………………………………………………...	88.9	95.6	(7.0	) %
Industrial……………………………………………………………...	62.6	62.9	(0.5	) %

Composite Materials…………………………………………………...	$367.4	$356.3	3.1%
Commercial Aerospace……………………………………………….	237.8	224.8	5.8%
Space & Defense…………………………………………….……..…	69.7	68.6	1.6%
Industrial…………………………………………………...…………	59.9	62.9	(4.8	) %

Engineered Products…………………………………………………...	$104.4	$105.4	(0.9	) %
Commercial Aerospace…………………………………….…………	82.5	78.4	5.2%
Space & Defense…………………………………………………...…	19.2	27.0	(28.9	) %
Industrial……………………………………………………………...	2.7	—	NA

Sales by Segment

       Composite Materials: Net sales of $367.4 million in the first quarter 2015 increased $11.1 million over the $356.3 million in the prior year. Commercial Aerospace sales increased 5.8%, Space and Defense sales increased 1.6% and Industrial sales decreased 4.8% compared to the first quarter in 2014. Exchange rates had a significant impact on sales as on a constant currency basis all markets had sales increases resulting in a total segment sales increase of 8.1%. A350 shipments drove the Commercial Aerospace sales increase and wind energy drove the Industrial sales increase.

       Engineered Products: Net sales of $104.4 million in the first quarter of 2015 were down slightly from the $105.4 million for 2014. On a constant currency basis, sales were flat with the prior year as increases in Commercial Aerospace sales were offset by declines in Space & Defense sales. The decrease in Space & Defense sales came after particularly strong sales in the fourth quarter of 2014 and the end of the C-17 program.  There are not significant sales to the Industrial market from this segment.

Sales by Market

Commercial Aerospace: Net sales of $320.3 million increased 5.6% (8.3% in constant currency) for the quarter as compared to the first quarter of 2014.  Revenues attributed to new aircraft programs (B787, A350, A320neo and B737 MAX) increased over 25% versus the same period last year, with A350 shipments leading the growth.  Airbus and Boeing legacy aircraft related sales for the quarter were down slightly compared to a strong first quarter of 2014 but just above the second half 2014 run rate. Sales to other commercial aerospace, which includes regional and business aircraft customers, were about 5% higher compared to the first quarter of 2014.

Space & Defense: Net sales of $88.9 million were 7% lower (3.6% lower in constant currency) than the first quarter of 2014, following the record sales in the fourth quarter of 2014 due to the timing of shipments.

Industrial: Total Industrial sales of $62.6 million for the first quarter of 2015 were flat compared with the first quarter of 2014, but 10.6% higher in constant currency. The constant currency sales increase was driven by about a 15% increase in wind energy sales as compared to the first quarter of 2014.

Gross Margin

	Quarter Ended March 31,
(In millions)	2015	2014	% Change
Gross margin……………………………………………………………	$141.8	$129.2	9.8%
Percentage of sales………………………………………………………	30.1%	28.0%

We achieved a gross margin percentage of 30.1% in the first quarter of 2015 benefitting from higher volume, continued improvement in operating performance and favorable product mix. Foreign exchange rates contributed about 100 basis points to the gross margin percentage increase.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2015	2014	% Change
SG&A expense………………………………………………………….	$46.7	$41.0	13.9%
Percentage of sales………………………………………………………	9.9%	8.9%

R&T expense……………………………………………………………	$12.5	$13.6	(8.1)%
Percentage of sales………………………………………………………	2.6%	2.9%

SG&A expenses were up $5.7 million as compared to the first quarter of 2014 with over half of the increase due to the timing of recording stock compensation expense.  Research and technology expenses in the first quarter of 2015 of $12.5 million were $1.1 million lower than the comparable 2014 period primarily due to the impact of exchange rates.

Operating Income

	Quarter Ended March 31,
(In millions)	2015	2014	% Change
Consolidated operating income………………………………………….	$82.6	$74.6	10.7%
Operating margin………………………………………….…………	17.5%	16.2%

Composite Materials…………………………………………………….	89.2	75.9	17.5%
Operating margin…………………………………………………….	23.0%	20.3%
Engineered Products…………………………………………………….	14.7	16.4	(10.4	) %
Operating margin…………………………………………………….	14.1%	15.5%
Corporate & Other…………………………………………………...….	(21.3)	(17.7)	(20.3	) %

Operating margin increased 130 basis points as compared to first quarter of 2014 driven by higher sales volume and continued improvements in operating performance.  Exchange rates contributed about 90 basis points to the percentage increase.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2015	2014	% Change
Interest expense, net…………………………………………………….	$1.9	$1.8	5.6%

The modest increase in interest expense for the first quarter of 2015 was primarily due to higher average borrowings in 2015 partially offset by lower average borrowing costs as a result of the refinancing in September 2014.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2015	2014
Income tax expense…………………………………………………...………………	$12.9	$22.8
Effective tax rate…………………………………………………...…………………	16.0%	31.3%

Our effective tax rate for the quarter was 16.0% as compared to 31.3% in 2014.  The current quarter included benefits of $11.6 million primarily related to the release of reserves for uncertain tax positions. Excluding these discrete benefits, our effective rate for the first quarter was 30.4%.

Financial Condition

Liquidity: As of March 31, 2015, our total debt, net of cash, was $457.5 million, as compared to $345.4 million at December 31, 2014. The increase in debt in the first quarter of 2015 primarily reflects the seasonal working capital usage and higher capital expenditures. At March 31, 2015, total borrowings under our $700 million Senior Unsecured Credit Facility (the “Facility”) were $480 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of March 31, 2015, we had issued letters of credit under the Facility totaling $1.7 million, resulting in undrawn availability under the Facility as of March 31, 2015 of $218.3 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of March 31, 2015, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of March 31, 2015, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until September 2019 when the Facility expires.

Operating Activities: Net cash used by operating activities was $14.6 million in the first three months of 2015, as compared to net cash provided by operating activities of $33.4 million in the first three months of 2014. The increased usage was due to higher working capital usage primarily due to timing.

Investing Activities: Net cash used for investing activities of $95.0 million and $55.0 million in the first quarter of 2015 and 2014, respectively, was for capital expenditures. We continue to invest in capacity expansions for anticipated growth.

Financing Activities: Financing activities generated $64.7 million and $6.3 million of net cash in the first quarter of 2014 and 2015 as result of increased borrowings. The borrowings in 2015 were used to fund our cash needs, including capital expenditures. The increases in borrowings in 2014 were used for stock repurchases as described below:

In June 2014, our Board authorized an additional plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”).  At March 31, 2015, there is $100 million remaining authorized under the 2014 Repurchase Plan. Under a previously authorized plan, the Company invested $48.3 million to buy back shares in the first quarter of 2014.

Financial Obligations and Commitments: As of March 31, 2015, current maturities of notes payable (our foreign credit line) were not significant. The next significant scheduled debt maturity will not occur until 2019, the year the senior unsecured credit facility matures. Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey; Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of March 31, 2015, our aggregate environmental related accruals were $3.9 million, of which $2.1 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $28 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and new facilities and the current economic environment; (j) the outcome of legal matters; (k) income tax adjustments for prior audit years and changes in tax regulations; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations, fluctuations in commodity prices, and fluctuations in the market price of our common stock, the impact of work stoppages or other labor disruptions and the impact of the above factors on our expectations of 2015 financial results. In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements, cost reductions and capacity additions, and conditions in the financial markets.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2014 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2015 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 10 on pages 11 through 13 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse effects or give rise to additional material risks not now contemplated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2015	0	$	N/A	0		$100,000,028
February 1 — February 28, 2015	0		N/A	0		100,000,028
March 1 — March 31, 2015	0		N/A	0		$100,000,028
Total	0	$	N/A	0	(1)	$100,000,028

(1)	In June 2014, our Board authorized us to repurchase $150 million of our outstanding common stock. At March 31, 2015, the Company has $100 million authorization remaining to purchase our common stock.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation
April 20, 2015	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.