Form 10-Q
period 2015-06-30
HEXCEL CORP /DE/
filed 2015-07-20
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2015
COMMON STOCK	96,409,623

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In millions)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$35.3	$70.9
Accounts receivable, net	283.7	233.5
Inventories	326.8	290.1
Prepaid expenses and other current assets	106.2	87.2
Total current assets	752.0	681.7

Property, plant and equipment	1,974.5	1,868.7
Less accumulated depreciation	(646.8)	(630.5)
Property, plant and equipment, net	1,327.7	1,238.2

Goodwill and other intangible assets	59.5	59.8
Investments in affiliated companies	33.9	34.2
Other assets	27.0	22.5
Total assets	$2,200.1	$2,036.4

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$-	$1.3
Accounts payable	146.0	175.0
Accrued liabilities	134.9	134.3
Total current liabilities	280.9	310.6

Commitments and contingencies (see Note 11)

Long-term debt	508.0	415.0
Other non-current liabilities	164.2	160.9
Total liabilities	953.1	886.5

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 105.9 shares and 104.8 shares issued at June 30, 2015 and December 31, 2014	1.1	1.0
Additional paid-in capital	709.7	678.5
Retained earnings	956.1	845.5
Accumulated other comprehensive (loss) income	(108.5)	(69.7)
	1,558.4	1,455.3
Less – Treasury stock, at cost, 9.5 shares at June 30, 2015, and 9.3 shares at December 31, 2014	(311.4)	(305.4)
Total stockholders' equity	1,247.0	1,149.9
Total liabilities and stockholders' equity	$2,200.1	$2,036.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Net sales	$475.7	$470.1	$947.5	$931.8
Cost of sales	336.6	341.0	666.6	673.5
Gross margin	139.1	129.1	280.9	258.3

Selling, general and administrative expenses	38.1	37.1	84.8	78.1
Research and technology expenses	10.4	10.9	22.9	24.5
Other operating expense	-	6.0	-	6.0
Operating income	90.6	75.1	173.2	149.7

Interest expense, net	2.5	2.0	4.4	3.8

Income before income taxes, and equity in earnings of affiliated companies	88.1	73.1	168.8	145.9
Provision for income taxes	27.0	22.9	39.9	45.7

Income before equity in earnings of affiliated companies	61.1	50.2	128.9	100.2
Equity in earnings from affiliated companies	0.6	0.4	0.9	0.5
Net income	$61.7	$50.6	$129.8	$100.7

Basic net income per common share:	$0.64	$0.52	$1.35	$1.03

Diluted net income per common share:	$0.63	$0.51	$1.32	$1.01

Weighted-average common shares:
Basic	96.6	97.3	96.4	97.9
Diluted	98.2	99.2	98.0	99.9

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Net Income	$61.7	$50.6	$129.8	$100.7

Currency translation adjustments	17.8	0.5	(32.8)	0.9
Net unrealized pension and other benefit actuarial losses and prior service credits	(1.3)	(0.3)	-	(0.3)
Net unrealized gains (losses) on financial instruments (net of tax)	10.0	(0.8)	(6.0)	(2.1)
Total other comprehensive income (loss)	26.5	(0.6)	(38.8)	(1.5)
Comprehensive income	$88.2	$50.0	$91.0	$99.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2015	2014
Cash flows from operating activities
Net income	$129.8	$100.7
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	37.2	34.8
Amortization of deferred financing costs	0.5	0.6
Deferred income taxes	23.0	20.9
Equity in earnings from affiliated companies	(0.9)	(0.5)
Stock-based compensation	14.4	11.5
Excess tax benefits on stock-based compensation	(8.6)	(5.2)

Changes in assets and liabilities:
Increase in accounts receivable	(65.5)	(49.9)
Increase in inventories	(48.5)	(23.6)
(Increase) decrease in prepaid expenses and other current assets	(5.2)	1.1
(Decrease) increase in accounts payable/accrued liabilities	(15.7)	17.5
Other - net	(10.3)	2.4
Net cash provided by operating activities	50.2	110.3

Cash flows from investing activities
Capital expenditures	(166.3)	(119.2)
Net cash used for investing activities	(166.3)	(119.2)

Cash flows from financing activities
Proceeds from senior unsecured credit facility	92.8	103.0
Repayment of other debt, net	(1.1)	(0.2)
Dividends paid	(19.2)	-
Repurchase of stock	-	(114.5)
Activity under stock plans	11.0	(0.5)
Net cash used for financing activities	83.5	(12.2)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	(0.6)
Net decrease in cash and cash equivalents	(35.6)	(21.7)
Cash and cash equivalents at beginning of period	70.9	65.5
Cash and cash equivalents at end of period	$35.3	$43.8

Supplemental data:
Accrual basis additions to property, plant and equipment	$141.5	$104.8

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Update No. 2014-09, Revenue from Contracts with Customers. The update clarifies the principles for recognizing revenue and develops a common revenue standard for all industries. The new guidance is effective for the first quarter of 2018. Early application is permitted in 2017 for calendar year entities. We are currently evaluating the impact of adopting this prospective guidance on our consolidated results of operations and financial condition.

In April 2015, the Financial Accounting Standards Board issued Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is a change in financial statement presentation only and will not have a material impact in the consolidated financial results.

Note 2 — Net Income per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Basic net income per common share:
Net income	$61.7	$50.6	$129.8	$100.7
Weighted average common shares outstanding	96.6	97.3	96.4	97.9
Basic net income per common share	$0.64	$0.52	$1.35	$1.03
Diluted net income per common share:
Net income	$61.7	$50.6	$129.8	$100.7
Weighted average common shares outstanding — Basic	96.6	97.3	96.4	97.9
Plus incremental shares from assumed conversions:
Restricted stock units	0.6	0.7	0.6	0.7
Stock options	1.0	1.2	1.0	1.3
Weighted average common shares outstanding — Dilutive	98.2	99.2	98.0	99.9
Diluted net income per common share	$0.63	$0.51	$1.32	$1.01

Total shares underlying stock options of 0.1 million and 0.2 million were excluded from the computation of diluted net income per share for the quarter and six months ended June 30, 2015, respectively, as they were anti-dilutive. Total shares underlying stock options of 0.2 million were excluded from the computation of diluted net income per share for the quarter and six months ended June 30, 2014, as they were anti-dilutive.

Note 3 — Inventories

(In millions)	June 30, 2015	December 31, 2014
Raw materials	$138.0	$111.1
Work in progress	50.5	48.5
Finished goods	138.3	130.5
Total inventories	$326.8	$290.1

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2015 and 2014, were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.2	$0.6	$0.5
Interest cost	0.1	0.2	0.3	0.4
Net amortization and deferral	0.8	1.0	1.5	1.9
Settlement expense	—	1.4	—	2.7
Net periodic benefit cost	$1.2	$2.8	$2.4	$5.5

	June 30, 2015	December 31, 2014
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$4.5
Other non-current liabilities	15.4	14.6
Total accrued benefit	$15.9	$19.1

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.7	1.8	3.3	3.6
Expected return on plan assets	(2.3)	(2.4)	(4.5)	(4.8)
Net amortization and deferral	0.2	0.2	0.4	0.3
Net periodic benefit credit	$(0.2)	$(0.2)	$(0.4)	$(0.5)

	June 30, 2015	December 31, 2014
Amounts recognized on the balance sheet:
Noncurrent asset	$7.3	$3.3
Accrued liabilities	$1.8	$0.4
Other non-current liabilities	17.0	17.1
Total accrued benefit	$18.8	$17.5

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we have contributed $4.7 million in the first six months of 2015 to cover unfunded benefits and expect to contribute an additional $0.3 million in 2015. We contributed $25.7 million to our U.S. non-qualified defined benefit retirement plans during the 2014 fiscal year.

We contributed $1.3 million and $1.7 million to our European defined benefit retirement plans in the second quarters of 2015 and 2014, respectively.  Contributions to the defined benefit retirement plans were $2.7 million and $3.1 million for the six months ended June 30, 2015 and 2014. We plan to contribute approximately $3.9 million during 2015 to these European plans. We contributed $6.1 million to our European plans during the 2014 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and six months ended June 30, 2015 and 2014 were immaterial.

	June 30, 2015	December 31, 2014
Amounts recognized on the balance sheet:
Accrued liabilities	$0.6	$0.6
Other non-current liabilities	5.5	5.7
Total accrued benefit	$6.1	$6.3

In connection with our postretirement plans, we contributed $0.1 million and $0.2 million during the six-month periods ended June 30, 2015 and 2014, respectively.  Contributions during the second quarters of 2015 and 2014 were each about $0.1 million. We periodically fund our postretirement plans to pay covered expenses as they are incurred. Based on six months of activity, we expect to contribute approximately $0.2 million in 2015 to cover unfunded benefits. We contributed $0.2 million to our postretirement plans during the 2014 fiscal year.

Note 5 — Debt

(In millions)	June 30, 2015	December 31, 2014
Working capital line of credit — China	$—	$1.3
Short-term borrowings	—	1.3
Senior unsecured credit facility — revolving loan due 2019	508.0	415.0
Long-term debt	508.0	415.0
Total debt	$508.0	$416.3

At June 30, 2015, total borrowings under our $700 million Senior Unsecured Revolving Credit Facility (the “Facility”) were $508 million, which approximates fair value. The Facility permits us to issue letters of credit up to an aggregate amount of $40 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of June 30, 2015 we had issued letters of credit under the Facility totaling $2.1 million, resulting in undrawn availability under the Facility as of June 30, 2015 of $189.9 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the new facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the new facility.  In addition, the new facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The average interest rate on the Facility was 1.45% for 2014 and the first six months of 2015.

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

As of June 30, 2015 the Company had two agreements to swap $75 million of floating rate obligations for fixed rate obligations at an average of 0.959% and 0.754% against LIBOR in U.S. dollars. Of the total of $150 million of swaps outstanding at June 30, 2015, $50 million matures each of March 2016, September 2016, and March 2017. All of the swaps were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans. The fair value of the interest rate swaps was a liability of $0.5 million at June 30, 2015 and an asset of $0.1 million and a liability of $0.3 million at December 31, 2014.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through December 2017.  The aggregate notional amount of these contracts was $375.5 million and $255.8 million at June 30, 2015 and December 31, 2014, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, gains of $7.6 million and losses of $16.0 million, were recorded in other comprehensive income (“OCI”) for the three months and six months ended June 30, 2015, respectively, and gains of $0.9 million and $1.7 million for the three and six-month periods ended June 30, 2014, respectively.  We classified the carrying amount of these contracts of $2.5 million in other assets and $22.1 million in other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2015 and $0.3 million in other assets and $12.7 million classified in other liabilities at December 31, 2014.  During the three months ended June 30, 2015 and 2014, we recognized net losses of $5.2 million and net gains of $1.9 million, respectively, recorded in gross margin.  During the six months ended June 30, 2015 and 2014, we recognized net losses of $8.8 million and net gains of $3.4 million, respectively, recorded in gross margin.  For the quarters ended June 30, 2015 and 2014, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended June 30, 2015 and 2014, we recognized net foreign exchange gains of $2.5 million and net foreign exchange losses of $0.1 million, respectively, in the Condensed Consolidated Statements of Operations.  During the six-month periods ended June 30, 2015 and 2014, we recognized net foreign exchange losses of $14.1 million and $0.3 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.9 million classified in other assets and $0.7 million in other liabilities and $0.8 million classified in other assets and $5.5 million in other liabilities on the June 30, 2015 and December 31, 2014 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and six months ended June 30, 2015 and 2014 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Unrealized (losses) gains at beginning of period, net of tax	$(25.2)	$6.7	$(9.2)	$7.2
Losses (gains) reclassified to net sales	4.6	(1.3)	7.4	(2.3)
Increase (decrease) in fair value	5.3	0.7	(13.5)	1.2
Unrealized (losses) gains at end of period, net of tax	$(15.3)	$6.1	$(15.3)	$6.1

We expect to reclassify $10.5 million of unrealized losses into earnings over the next twelve months as the hedged sales are recorded.

Commodity Hedging                                                                                                                                                                                                                                                                          Beginning in 2015,  we began a program to reduce the impact of the purchase price variability of a key raw material. The purpose of these contracts is to hedge a portion of the forecasted purchases thereby reducing our exposure to the impact of price variations.  The effective portion of these hedges was recorded in Other Comprehensive Income (“OCI”) for the three month period ending June 30, 2015.  For the quarter ended June 30, 2015, the impact of these hedges on our financial statements was immaterial.

Note 7 — Income Taxes

The income tax provisions for the quarter and six months ended June 30, 2015 were $27.0 million and $39.9 million, respectively. The effective tax rate for the second quarter and six-month period of 2015 was 30.6% and 23.6%, respectively. The 2015 six month period included $11.6 million of benefits primarily related to the release of reserves for uncertain tax positions.  Excluding these discrete benefits, our effective tax rate for the six months was 30.5%. The income tax provisions for the quarter and six months ended June 30, 2014 were $22.9 million and $45.7 million, respectively.  The effective tax rate for both 2014 periods was 31.3%.

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs. For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $3.5 million and $23.5 million, respectively at June 30, 2015. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

●	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was a liability of $0.4 million at June 30, 2015.
●

Foreign exchange and commodity derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at June 30, 2015 was $3.5 million and $23.1 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended June 30, 2015 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our operating segments for the quarters and six months ended June 30, 2015 and 2014 is as follows:

	(Unaudited)
(In millions)	Composite Materials	Engineered Products	Corporate & Other (a)	Total
Second Quarter 2015
Net sales to external customers	$373.5	$102.2	$—	$475.7
Intersegment sales	19.9	—	(19.9)	—
Total sales	393.4	102.2	(19.9)	475.7
Operating income (a)	91.2	14.4	(15.0)	90.6
Depreciation and amortization	17.3	1.5	0.1	18.9
Stock-based compensation expense	1.1	0.2	1.1	2.4
Accrual basis additions to capital expenditures	71.6	3.4	—	75.0
Second Quarter 2014
Net sales to external customers	$361.6	$108.5	$—	$470.1
Intersegment sales	18.2	0.5	(18.7)	—
Total sales	379.8	109.0	(18.7)	470.1
Operating income (a)	79.8	17.6	(22.3)	75.1
Other operating expense (b)	—	—	6.0	6.0
Depreciation and amortization	16.3	1.4	—	17.7
Stock-based compensation expense	0.1	—	2.6	2.7
Accrual basis additions to capital expenditures	62.6	2.2	—	64.8
Six Months Ended June 30, 2015
Net sales to external customers	$740.9	$206.6	$—	$947.5
Intersegment sales	40.3	0.1	(40.4)	—
Total sales	781.2	206.7	(40.4)	947.5
Operating income (a)	180.4	29.1	(36.3)	173.2
Depreciation and amortization	34.0	3.0	0.2	37.2
Stock-based compensation expense	4.7	0.7	9.0	14.4
Accrual basis additions to capital expenditures	133.7	7.8	—	141.5
Six Months Ended June 30, 2014
Net sales to external customers	$717.9	$213.9	$—	$931.8
Intersegment sales	36.7	0.6	(37.3)	—
Total sales	754.6	214.5	(37.3)	931.8
Operating income (a)	155.7	34.0	(40.0)	149.7
Other operating expense (b)	—	—	6.0	6.0
Depreciation and amortization	31.9	2.8	0.1	34.8
Stock-based compensation expense	3.4	0.7	7.4	11.5
Accrual basis additions to capital expenditures	101.0	3.8	—	104.8

(a)	We do not allocate corporate expenses to the operating segments.
(b)	Other operating expense for the three and six months ended June 30, 2014 reflects an increase in environmental reserves primarily related to a former manufacturing facility in Lodi, New Jersey.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	June 30, 2015	December 31, 2014
Composite Materials	$43.5	$43.7
Engineered Products	16.0	16.1
Goodwill and intangible assets	$59.5	$59.8

No impairments have been recorded against these amounts.

Note 10 — Other Operating Expense

The quarter and six-month period ended June 30, 2014 included a pre-tax charge of $6.0 million for additional environmental reserves primarily related to a former manufacturing facility in Lodi, New Jersey (see note 11).

Note 11 — Commitments and Contingencies

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

Environmental Matters

We are subject to various international, U.S., state and local environmental, and health and safety laws and regulations. We are also subject to liabilities arising under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and similar state and international laws and regulations that impose responsibility for the control, remediation and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey. We have been remediating this site in accordance with a State approved plan and continue to do so under the New Jersey Licensed Site Remediation Professional program.  Hexcel has completed all active investigation and remediation activities, including restoration of the river embankment and installation of a barrier to prevent contaminant migration. Hexcel is in the process of monitoring contaminant levels to support a Monitored Natural Attenuation program. The accrual balance is $0.4 million as of June 30, 2015 and was $1.7 million at December 31, 2014.

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

In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option. On April 11, 2014, the EPA issued a revised FFS, which proposes several alternatives, including the bank to bank dredging of the lower eight miles of the river at an expected cost ranging from $0.8 billion to $3.25 billion, according to the EPA, but also includes a “no action” option.  The comment period for the revised FFS closed on August 20, 2014 and we are awaiting a final decision.  Hexcel is not currently subject to any obligation to undertake the work contemplated by the FFS, nor have we determined our allocable share of any remediation alternatives. However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company recorded the lower end of the expected range. The accrual balance was $2.0 million as of June 30, 2015 and $2.1 million at December 31, 2014. Despite the issuance of the revised FFS, there are many uncertainties associated with the final agreed upon remediation and the Company’s allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies on its upgradient site and is operating those pursuant to an order agreed with the State of Washington.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order.  The Department of Ecology has recently approved a reduced number of wells and a reduced pumping volume for Hexcel’s wells on its property and agreed with a plan for more active remediation going forward. The total accrued liability related to this matter was $0.5 million at June 30, 2015 and December 31, 2014.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA.  The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been noticed by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.5 million at June 30, 2015 and $0.6 million at December 31, 2014.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of June 30, 2015, our aggregate environmental related accruals were $3.6 million, of which $1.8 million was included in accrued liabilities with the remainder included in non-current liabilities.  As of December 31, 2014, our aggregate environmental related accruals were $5.0 million, of which $3.2 million was included in accrued liabilities with the remainder included in non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued at the high end of the range of possible outcomes for those sites where we are able to estimate our liability, our accrual would have been $28 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarters ended June 30, 2015 and 2014 was $1.0 million and $1.7 million, respectively, and $2.3 million and $2.7 million for the six months ended June 30, 2015 and 2014.  In addition, our operating costs relating to environmental compliance charged to expense were $3.3 million and $3.7 million for the quarters ended June 30, 2015 and 2014, respectively, and $6.4 million and $7.2 million for the six-month periods ended June 30, 2015 and 2014, respectively.  Capital expenditures for environmental matters were $1.8 million and $1.1 million for the quarters ended June 30, 2015 and 2014, respectively and $2.4 million and $1.5 million for the six-month periods ended June 30, 2015 and 2014, respectively.

Value Added Tax (VAT)

The Company identified numerous cross border European transactions for which it had not been properly charging VAT. We recorded a liability for the estimated amount of unpaid VAT at $22.0 million and also recorded a corresponding receivable for the VAT due from our customers. We expect to either re-invoice customers or be assigned the customers’ refund for the VAT. If we re-

invoice our customers, we expect that they will receive VAT reimbursement for like amounts due to us, but there may be differences in the timing between when we pay the VAT and when we are reimbursed from our customers.  In addition, we recorded $1.2 million for interest payable on the unpaid VAT. We cannot determine with certainty whether we will incur additional charges related to this matter.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate. Warranty expense for the quarter ended June 30, 2015, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014, were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2014	$11.3
Deductions and other	(3.3)
Balance as of March 31, 2015	8.0
Warranty expense	0.6
Deductions and other	(2.6)
Balance as of June 30, 2015	$6.0

Note 12 — Stock Repurchase Plan

In June 2014, our Board authorized an additional plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”). In July 2013, our Board authorized us to repurchase $150 million of our outstanding common stock (“2013 Repurchase Plan”), which was completed during the second quarter of 2014.  There have been no stock repurchases in the first half of 2015 and at June 30, 2015 there is $100 million remaining authorized under the 2014 Repurchase Plan.

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

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe and Russia.  We are also a partner in a joint venture in Malaysia, which manufactures composite structures for Commercial Aerospace applications and a joint venture in the U.K. which specializes in lightweight multi-axial fabrics.

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

Net sales for the quarter were $475.7 million, 1.2% higher (5.4% in constant currency) than the $470.1 million reported for the second quarter of 2014.  Year to date net sales were 5.8% higher in constant currency.  The growth was led by the commercial aerospace market, which accounts for 68% of our year to date sales.

Commercial aerospace sales of $324.7 million increased 5.4% for the quarter (7.7% in constant currency) as compared to the second quarter of 2014 and increased 5.5% (8.0% in constant currency) for the six-month period as compared to 2014.    Combined revenues attributed to new aircraft programs (B787, A350 XWB, A320neo, and B737 MAX) increased more than 30% versus the second quarter last year with A350 XWB shipments leading the growth.  Sales for Airbus and Boeing legacy aircraft were a few percentage points lower compared to the second quarter of 2014.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down about 2% (4% higher on a constant currency basis) compared to the second quarter of 2014.  For the first half of 2015 sales were 9% higher than the comparable period in 2014 on a constant currency basis.

Space & Defense sales of $88.0 million decreased 4.5% (0.1% increase in constant currency) for the quarter as compared to the second quarter of 2014.  The first half sales are down 5.8% (1.8% in constant currency).  Our top 15 programs account for about 70% of our Space & Defense sales and in aggregate are nearly 10% above the first half of 2014, as growth in these programs helped offset the reductions in programs that are winding down or reducing in build rates. In total we are on more than 100 programs and the decline in sales has come from programs with historically less predictable ordering patterns. Commercial helicopters, which comprise less than 10% of Space & Defense sales, were about 20% less than sales in the comparable quarter in 2014.

Total Industrial sales of $63.0 million for the second quarter of 2015 were 9.7% lower (1.8% higher in constant currency) than the second quarter of 2014. Sales for the first half of 2015 were down 5.4% (6.0% higher in constant currency) over the first half of 2014.  Wind energy sales for the first half of 2015 were up nearly 10% in constant currency, and the rest of Industrial sales were slightly higher as compared to the same period in 2014.

Gross margin for the second quarter was 29.2% as compared to 27.5% in the second quarter of 2014, as both periods reflect strong operating performance.  The second quarter of 2015 was favorably impacted from exchange rates by about 90 basis points as compared to 2014.  Selling, general and administrative expenses were 2.6% higher than the second quarter of 2014 (5.6% in constant currency), as we continue to add infrastructure to support our growth.  Research and technology expenses in the second quarter of 2015 of $10.4 million were $0.5 million lower than the comparable 2014 period, but just higher in constant currency.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first half of 2015 was a use of $116 million versus a use of $9 million in 2014. Working capital increased $22 million in the second quarter of 2015 and year-to-date is a use of $135 million as compared to a $55 million use in 2014. The working capital increase is primarily timing and a strategic build-up of inventories for selected programs. Cash used for capital expenditures was $166 million in the first half of 2015 compared to $119 million in the 2014 period. Accrual basis additions to capital expenditures were $141.5 million in the first half of 2015 as compared to $104.8 million during the first half of 2014. We expect accrual basis capital expenditures to be $260 million to $290 million in 2015, as we continue to expand capacity to meet the planned needs of our customers.  The largest driver of our capital expenditures is capacity additions for the planned ramp-up of the A350 as we supply the primary structure prepreg under a long-term supply contract. In addition, we supply a number of other products on the A350, as well as on all key Airbus programs for commercial aerospace, space, defense and all helicopter programs through a contract extending through to the end of the next decade.

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2015	2014	% Change	2015	2014	% Change
Net sales	$475.7	$470.1	1.2%	$947.5	$931.8	1.7%
Net sales change in constant currency			5.4%			5.8%
Operating income	90.6	75.1	20.6%	173.2	149.7	15.7%
Net income	61.7	50.6	21.9%	129.8	100.7	28.9%
Diluted net income per common share	$0.63	$0.51		$1.32	$1.01

Non-GAAP measures:
Adjusted operating income	$90.6	$81.1	11.7%	$173.2	$155.7	11.2%
As a percentage of net sales	19.0%	17.3%		18.3%	16.7%
Adjusted net income	$61.7	$54.5	13.2%	$118.2	$104.6	13.0%
Adjusted diluted earnings per share	$0.63	$0.55		$1.21	$1.05

The Company’s performance measurements include operating and net income adjusted for special items and free cash flows, all of which are non-GAAP measures.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results.  Special items represent significant charges or credits that are important to understanding Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  The following is a reconciliation from GAAP to non-GAAP amounts.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Operating income	$90.6	$75.1	$173.2	$149.7
Other operating expense (a)	—	6.0	—	6.0
Adjusted operating income (Non-GAAP)	$90.6	$81.1	$173.2	$155.7

Net income	$61.7	$50.6	$129.8	$100.7
Other operating expense, net of tax (a)	—	3.9	—	3.9
Discrete tax items (b)	—	—	(11.6)	—
Adjusted net income (Non-GAAP)	$61.7	$54.5	$118.2	$104.6

(a)	Other operating expense for the three and six months ended June 30, 2014 reflects an increase in environmental reserves related to a former manufacturing facility in Lodi, New Jersey.
(b)	The six-month period includes benefits of $11.6 million primarily related to the release of reserves for uncertain tax positions.

	Six Months Ended June 30,
(In millions)	2015	2014
Net cash provided by operating activities	$50.2	$110.3
Less: Capital expenditures	(166.3)	(119.2)
Free cash flow (Non-GAAP)	$(116.1)	$(8.9)

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2015 and 2014:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Consolidated Net Sales	$475.7	$470.1	1.2%	$947.5	$931.8	1.7%
Commercial Aerospace	324.7	308.2	5.4%	645.0	611.4	5.5%
Space & Defense	88.0	92.1	(4.5)%	176.9	187.7	(5.8)%
Industrial	63.0	69.8	(9.7)%	125.6	132.7	(5.4)%

Composite Materials	$373.5	$361.6	3.3%	$740.9	$717.9	3.2%
Commercial Aerospace	244.0	225.5	8.2%	481.8	450.3	7.0%
Space & Defense	67.4	66.8	0.9%	137.1	135.4	1.3%
Industrial	62.1	69.3	(10.4)%	122.0	132.2	(7.7)%

Engineered Products	$102.2	$108.5	(5.8)%	$206.6	$213.9	(3.4)%
Commercial Aerospace	80.7	82.7	(2.4)%	163.2	161.1	1.3%
Space & Defense	20.6	25.3	(18.6)%	39.8	52.3	(23.9)%
Industrial	0.9	0.5	80.0%	3.6	0.5	N/A %

Sales by Segment

       Composite Materials: Net sales of $373.5 million in the second quarter of 2015 increased $11.9 million over the $361.6 million in the prior year driven by an 8.2% increase in Commercial Aerospace sales partially offset by a 10.4% decline in Industrial sales. Space and Defense sales were essentially flat compared to the second quarter in 2014. The increase of 3.2% in net sales to $740.9 million for the first half of 2015, was also driven by Commercial Aerospace and Industrial, partially offset by a slight decline in Space and Defense sales. New aircraft programs (B787, A350 XWB, A320neo, and B737 MAX) sales accounted for most of the increase in Commercial Aerospace sales and wind energy sales drove the first half of 2015 increase in Industrial sales.

       Engineered Products: Net sales of $102.2 million in the second quarter of 2015 decreased $6.3 million from the $108.5 million for 2014 as we experienced declines in both Commercial Aerospace and Space & Defense sales. The decrease of 3.4% in net sales to $206.6 million for the first half of 2015 was driven by a decline in Space & Defense sales primarily due to the end of the C-17 program. There are not significant sales to the Industrial market from this segment.

Sales by Market

Commercial Aerospace: Net sales increased $16.5 million, or 5.4% (7.7% on a constant currency basis), to $324.7 million for the second quarter of 2015.  Net sales for the six months ended June 30, 2015 increased $33.6 million or 5.5% (8.0% on a constant currency basis) to $645.0 million.  For the quarter, combined revenues attributed to new aircraft programs (B787, A350 XWB, A320neo, and B737 MAX) increased more than 30% versus the second quarter last year with the A350 XWB shipments leading the growth.  Sales for Airbus and Boeing legacy aircraft were a few percentage points lower for the first quarter and first half of 2015 compared to the second quarter of 2014.  Sales to other commercial aerospace, which includes regional and business aircraft customers, were down about 2% (4% higher on a constant currency basis) compared to the second quarter of 2014.  For the first half of 2015 sales were 9% higher than the comparable period in 2014 on a constant currency basis.

Space & Defense: Net sales of $88.0 million decreased 4.5% (0.1% increase in constant currency) for the quarter as compared to the second quarter of 2014.  The first half sales are down 5.8% (1.8% in constant currency).  Our top 15 programs account for about 70% of our Space & Defense sales and in aggregate are nearly 10% above the first half of 2014, as the growth in these programs helped offset the reductions in programs that are winding down or reducing in build rates. In total we are on more than 100 programs and the decline in sales has come from programs with historically less predictable ordering patterns. Commercial helicopters comprise less than 10% of Space & Defense sales and were about 20% less than sales in the comparable quarter in 2014.

Industrial: Net sales of $63.0 million for the second quarter of 2015 were 9.7% lower (1.8% higher in constant currency) than the second quarter of 2014. Sales for the first half of 2015 were down 5.4% (6.0% higher in constant currency) over the first half of 2014.  Wind energy sales for the first half of 2015 were up nearly 10% in constant currency, and the rest of Industrial sales were slightly higher as compared to the same period in 2014.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Gross margin	$139.1	$129.1	7.7%	$280.9	$258.3	8.7%
Percentage of sales	29.2%	27.5%		29.6%	27.7%

We achieved a gross margin percentage of 29.2% as compared to 27.5% in the second quarter of 2014, as both periods reflect strong operating performance.  The second quarter and first half of 2015 was favorably impacted from exchange rates by about 90 basis points and 80 basis points as compared to 2014.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
SG&A expense	$38.1	$37.1	2.7%	$84.8	$78.1	8.6%
Percentage of sales	8.0%	7.9%		8.9%	8.4%

R&T expense	$10.4	$10.9	(4.6)%	$22.9	$24.5	(6.5)%
Percentage of sales	2.2%	2.3%		2.4%	2.9%

Selling, general and administrative expenses were 2.7% higher than the second quarter of 2014 (5.6% in constant currency), as we continue to add infrastructure to support our growth.  Research and technology expenses in the second quarter of 2015 of $10.4 million were $0.5 million lower than the comparable 2014 period, but just higher in constant currency.

Operating Income

	Quarter Ended June 30,				Six Months Ended June 30,
(In millions)	2015	2014	% Change		2015	2014	% Change
Consolidated operating income	$90.6	$75.1	20.6%		$173.2	$149.7	15.7%
Operating margin	19.0%	16.0%			18.3%	16.1%

Composite Materials	91.2	79.8	14.3%		180.4	155.7	15.9%
Operating margin	23.2%	21.0%			23.1%	20.6%
Engineered Products	14.4	17.6	(18.2	) %	29.1	34.0	(14.4	) %
Operating margin	14.1%	16.1%			14.1%	15.9%
Corporate & Other	(15.0)	(22.3)	32.7%		(36.3)	(40.0)	9.3%

Operating income in the second quarter of 2015 was $90.6 million or 19.0% of sales as compared to $75.1 million or 16.0% of sales in 2014. Operating income in the second quarter and six months ended June 30, 2014 included a $6.0 million charge for additional environmental reserves primarily for remediation of a former manufacturing facility, attributed to Corporate and Other.   Excluding the charge, operating margins would have been 17.3% of sales for the second quarter of 2014 and 16.7% for the 2014 six month period.  The second quarter of 2015 was favorably impacted from exchange rates by about 120 basis points as compared to 2014

Interest Expense, Net

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Interest expense, net	$2.5	$2.0	25.0%	$4.4	$3.8	15.8%

Interest expense for the quarter and six months ended June 30, 2015 increased over the comparable periods of 2014 due to increases in debt as we continue to invest in capacity and strategic inventory to meet the planned needs of our customers.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Income tax expense	$27.0	$22.9	$39.9	$45.7
Effective tax rate	30.6%	31.3%	23.6%	31.3%

Our effective tax rate for the quarter was 30.6% as compared to 31.3% in 2014.  Year-to-date tax rate is 23.6% as the first quarter results include an $11.6 million benefit related to the release of reserves for uncertain tax positions. Excluding this discrete benefit, the year-to-date tax rate is 30.5%.

Financial Condition

Liquidity: As of June 30, 2015, our total debt, net of cash, was $472.7 million, as compared to $345.4 million at December 31, 2014. The increase in debt in the first half of 2015 primarily reflects the seasonal working capital usage and higher capital expenditures. At June 30, 2015, total borrowings under our $700 million Senior Unsecured Credit Facility (the “Facility”) were $508 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of June 30, 2015, we had issued letters of credit under the Facility totaling $2.1 million, resulting in undrawn availability under the Facility as of June 30, 2015 of $189.9 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. As of June 30, 2015, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of June 30, 2015, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until September 2019 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $50.2 million in the first half of 2015, as compared to net cash provided by operating activities of $110.3 million in the first half of 2014.  The increased usage was due to higher working capital usage primarily due to timing and for strategic build-up of inventories for selected programs.

Investing Activities: Net cash used for investing activities of $166.3 million and $119.2 million in the first half of 2015 and 2014, respectively, was for capital expenditures. We continue to invest in capacity expansions for anticipated growth.

Financing Activities: Financing activities generated $83.5 million and used $12.2 million of net cash in the first half of 2015 and 2014. Increased borrowings in 2015 were used to fund our cash needs, including capital expenditures.  Increased borrowings in 2014 were primarily used for stock repurchases as described below:

In June 2014, our Board authorized a plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”).  At June 30, 2015, there is $100 million remaining authorized under the 2014 Repurchase Plan. Under the 2014 Repurchase Plan and previously authorized plans, the Company invested $114.5 million to buy back shares in the first half of 2014.

Financial Obligations and Commitments: As of June 30, 2015, we had no current maturities of debt payable. The next significant scheduled debt maturity will not occur until 2019, the year the senior unsecured credit facility matures. Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey; Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of June 30, 2015, our aggregate environmental related accruals were $3.6 million, of which $1.8 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $28 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

The Company identified numerous cross border European transactions for which it had not been properly charging VAT. We recorded a liability for the estimated amount of unpaid VAT at $22.0 million and also recorded a corresponding receivable for the VAT due from our customers. We expect to either re-invoice customers or be assigned the customers’ refund for the VAT. If we re-invoice our customers, we expect that they will receive VAT reimbursement for like amounts due to us, but there may be differences in the timing between when we pay the VAT and when we are reimbursed from our customers.  In addition, we recorded $1.2 million for interest payable on the unpaid VAT. We cannot determine with certainty whether we will incur additional charges related to this matter.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and new facilities and the current economic environment; (j) the outcome of legal matters; (k)  tax adjustments for prior years and changes in tax regulations; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations, fluctuations in commodity prices, and fluctuations in the market price of our common stock, the impact of work stoppages or other labor disruptions and the impact of the above factors on our expectations of 2015 financial results. In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements, cost reductions and capacity additions, and conditions in the financial markets.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2015 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 11 on pages 13 through 15 of this Form 10-Q and is incorporated herein by reference.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2015	0	$	N/A	0		$100,000,028
May 1 — May 31, 2015	0		N/A	0		100,000,028
June 1 — June 30, 2015	0		N/A	0		$100,000,028
Total	0	$	N/A	0	(1)	$100,000,028

(1)	In June 2014, our Board authorized us to repurchase $150 million of our outstanding common stock. At June 30, 2015 the Company has $100 million authorization remaining to purchase our common stock.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation
July 20, 2015	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.