Form 10-Q
period 2015-09-30
HEXCEL CORP /DE/
filed 2015-10-19
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 14, 2015
COMMON STOCK	94,488,234

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In millions)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$43.2	$70.9
Accounts receivable, net	257.6	233.5
Inventories	326.2	290.1
Prepaid expenses and other current assets	100.5	87.2
Total current assets	727.5	681.7

Property, plant and equipment	2,056.0	1,868.7
Less accumulated depreciation	(662.8)	(630.5)
Property, plant and equipment, net	1,393.2	1,238.2

Goodwill and other intangible assets	59.2	59.8
Investments in affiliated companies	33.1	34.2
Other assets	27.7	22.5
Total assets	$2,240.7	$2,036.4

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$—	$1.3
Accounts payable	134.2	175.0
Accrued liabilities	143.3	134.3
Total current liabilities	277.5	310.6

Commitments and contingencies (see Note 12)

Long-term debt	596.4	415.0
Other non-current liabilities	171.5	160.9
Total liabilities	1,045.4	886.5

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 106.0 shares and 104.8 shares issued at September 30, 2015 and December 31, 2014	1.1	1.0
Additional paid-in capital	712.9	678.5
Retained earnings	999.9	845.5
Accumulated other comprehensive loss	(107.0)	(69.7)
	1,606.9	1,455.3
Less – Treasury stock, at cost, 11.5 shares at September 30, 2015, and 9.3 shares at December 31, 2014	(411.6)	(305.4)
Total stockholders' equity	1,195.3	1,149.9
Total liabilities and stockholders' equity	$2,240.7	$2,036.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Net sales	$448.8	$451.9	$1,396.3	$1,383.7
Cost of sales	324.7	329.9	991.3	1,003.4
Gross margin	124.1	122.0	405.0	380.3

Selling, general and administrative expenses	35.5	32.9	120.3	111.0
Research and technology expenses	10.6	10.1	33.5	34.6
Other operating expense	—	—	—	6.0
Operating income	78.0	79.0	251.2	228.7

Interest expense, net	4.6	2.1	9.0	5.9
Non-operating expense	—	0.5	—	0.5

Income before income taxes, and equity in earnings of affiliated companies	73.4	76.4	242.2	222.3
Provision for income taxes	20.7	21.2	60.6	66.9

Income before equity in earnings of affiliated companies	52.7	55.2	181.6	155.4
Equity in earnings from affiliated companies	0.8	0.6	1.7	1.1
Net income	$53.5	$55.8	$183.3	$156.5

Basic net income per common share:	$0.56	$0.58	$1.91	$1.61

Diluted net income per common share:	$0.55	$0.57	$1.88	$1.58

Weighted-average common shares:
Basic	95.8	95.8	96.2	97.2
Diluted	97.3	97.7	97.7	99.2

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Net Income	$53.5	$55.8	$183.3	$156.5

Currency translation adjustments	(2.9)	(36.5)	(35.7)	(35.6)
Net unrealized pension and other benefit actuarial losses and prior service credits	0.8	1.5	0.8	1.2
Net unrealized gains (losses) on financial instruments (net of tax)	3.6	(9.4)	(2.4)	(11.5)
Total other comprehensive income (loss)	1.5	(44.4)	(37.3)	(45.9)
Comprehensive income	$55.0	$11.4	$146.0	$110.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2015	2014
Cash flows from operating activities
Net income	$183.3	$156.5
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	56.5	52.6
Amortization of deferred financing costs and debt discount	0.8	1.3
Deferred income taxes	39.3	50.5
Equity in earnings from affiliated companies	(1.7)	(1.1)
Stock-based compensation	15.2	14.0
Excess tax benefits on stock-based compensation	(9.2)	(5.5)

Changes in assets and liabilities:
Increase in accounts receivable	(38.9)	(30.4)
Increase in inventories	(46.2)	(44.6)
Increase in prepaid expenses and other current assets	(6.0)	(11.6)
(Decrease) increase in accounts payable/accrued liabilities	(26.0)	10.7
Other – net	(2.8)	(0.6)
Net cash provided by operating activities	164.3	191.8

Cash flows from investing activities
Capital expenditures	(249.3)	(194.4)
Net cash used for investing activities	(249.3)	(194.4)

Cash flows from financing activities
Proceeds from issuance of senior notes	300.0	—
Proceeds from senior unsecured credit facility	—	481.0
Proceeds from previous senior secured credit facility	—	189.0
Repayment of previous senior secured credit facility	—	(481.0)
Repayment of other debt, net	(1.2)	(0.2)
Deferred financing costs and discount related to long-term debt	(3.6)	(1.3)
Repayment of senior unsecured credit facility	(115.0)	(51.0)
Dividends paid	(28.9)	—
Repurchase of stock	(100.0)	(160.0)
Activity under stock plans	13.2	2.2
Net cash provided by (used for) financing activities	64.5	(21.3)
Effect of exchange rate changes on cash and cash equivalents	(7.2)	(3.9)
Net decrease in cash and cash equivalents	(27.7)	(27.8)
Cash and cash equivalents at beginning of period	70.9	65.5
Cash and cash equivalents at end of period	$43.2	$37.7

Supplemental data:
Accrual basis additions to property, plant and equipment	$227.8	$179.2

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

In the opinion of management, the Condensed Consolidated Financial Statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present a fair statement of financial position, results of operations and cash flows for the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from the audited 2014 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K filed with the SEC on February 5, 2015.

Investments in Affiliated Companies

We have 50% equity ownership investments in an Asian joint venture Aerospace Composites Malaysia Sdn. Bhd. (“ACM”) and in Formax UK Limited (“Formax”).  These investments are accounted for using the equity method of accounting.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) postponed Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers until 2018. The update clarifies the principles for recognizing revenue and develops a common revenue standard for all industries. Early application is permitted in 2017 for calendar year entities. We are currently evaluating the impact of adopting this prospective guidance on our consolidated results of operations and financial condition.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted. The Company adopted this update in the third quarter of 2015 upon the issuance of our senior notes. See Note 5.

Note 2 — Net Income per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Basic net income per common share:
Net income	$53.5	$55.8	$183.3	$156.5

Weighted average common shares outstanding	95.8	95.8	96.2	97.2

Basic net income per common share	$0.56	$0.58	$1.91	$1.61

Diluted net income per common share:
Net income	$53.5	$55.8	$183.3	$156.5

Weighted average common shares outstanding — Basic	95.8	95.8	96.2	97.2
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.7	0.5	0.8
Stock options	1.0	1.2	1.0	1.2
Weighted average common shares outstanding — Dilutive	97.3	97.7	97.7	99.2

Dilutive net income per common share	$0.55	$0.57	$1.88	$1.58

Total shares underlying stock options of 0.1 million were excluded from the computation of diluted net income per share for the quarter and nine months ended September 30, 2015 as they were anti-dilutive. Total shares underlying stock options of 0.2 million were excluded from the computation of diluted net income per share for the quarter and nine months ended September 30, 2014, as they were anti-dilutive.

Note 3 — Inventories

	September 30,	December 31,
(In millions)	2015	2014
Raw materials	$137.5	$111.1
Work in progress	46.6	48.5
Finished goods	142.1	130.5
Total inventory	$326.2	$290.1

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine months ended September 30, 2015 and 2014, were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.2	$0.3	$0.8	$0.8
Interest cost	0.1	0.2	0.4	0.6
Net amortization and deferral	0.1	—	1.6	1.9
Settlement expense	—	—	—	2.7
Net periodic benefit cost	$0.4	$0.5	$2.8	$6.0

	September 30, 2015	December 31, 2014
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$4.5
Other non-current liabilities	15.5	14.6
Total accrued benefit	$16.0	$19.1

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	1.6	1.7	4.9	5.3
Expected return on plan assets	(2.3)	(2.4)	(6.8)	(7.2)
Net amortization and deferral	0.3	0.2	0.7	0.5
Net periodic benefit credit	$(0.2)	$(0.3)	$(0.6)	$(0.8)

	September 30, 2015	December 31, 2014
Amounts recognized on the balance sheet:
Noncurrent asset	$8.7	$3.3

Accrued liabilities	1.5	0.4
Other non-current liabilities	17.4	17.1
Total accrued benefit	$18.9	$17.5

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we have contributed $4.7 million in the first nine months of 2015 to cover unfunded benefits and expect to contribute an additional $0.3 million in 2015. We contributed $25.7 million to our U.S. non-qualified defined benefit retirement plans during the 2014 fiscal year.

We contributed $1.3 million and $1.7 million to our European defined benefit retirement plans in the third quarters of 2015 and 2014, respectively.  Contributions to the defined benefit retirement plans were $4.0 million and $4.9 million for the nine months ended September 30, 2015 and 2014. We plan to contribute approximately $5.2 million during 2015 to these European plans. We contributed $6.1 million to our European plans during the 2014 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and nine months ended September 30, 2015 and 2014 were immaterial.

	September 30, 2015	December 31, 2014
Amounts recognized on the balance sheet:
Accrued liabilities	$0.6	$0.6
Other non-current liabilities	5.6	5.7
Total accrued benefit	$6.2	$6.3

In connection with our postretirement plans, we contributed $0.1 million and $0.2 million during the nine-month periods ended September 30, 2015 and 2014, respectively.  Contributions during the third quarters of 2015 and 2014 were each about $0.1 million. We periodically fund our postretirement plans to pay covered expenses as they are incurred. Based on nine months of activity, we expect to contribute approximately $0.2 million in 2015 to cover unfunded benefits. We contributed $0.2 million to our postretirement plans during the 2014 fiscal year.

Note 5 — Debt

(In millions)	September 30, 2015	December 31, 2014
Working capital line of credit — China	$—	$1.3
Short-term borrowings	—	1.3
4.7% senior notes due 2025	300.0	—
Senior notes - original issue discount	(0.8)	—
Senior notes - deferred finance costs	(2.8)	—
Senior unsecured credit facility — revolving loan due 2019	300.0	415.0
Long-term debt	596.4	415.0
Total debt	$596.4	$416.3

In August 2015, the Company issued $300 million aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%. The net proceeds of approximately $296.4 million were initially used to repay, in part, our Senior Unsecured Revolving Credit Facility (the “Facility”). The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The effective interest rate for the outstanding period in the third quarter was 4.76%. The fair value of the senior notes based on quoted prices utilizing level 2 inputs was $303 million at September 30, 2015.

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard during the third quarter of 2015 upon the issuance of our Senior Unsecured Notes due 2025. The balance for unamortized deferred financing costs and debt discount related to the senior notes was $3.6 million at September 30, 2015. The adoption of the ASU did not affect the classification of deferred financing cost related to our Facility.

At September 30, 2015, total borrowings under our $700 million Facility were $300 million, which approximates fair value. The Facility permits us to issue letters of credit up to an aggregate amount of $40 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of September 30, 2015 we had issued letters of credit under the Facility totaling $2.1 million, resulting in undrawn availability under the Facility as of September 30, 2015 of $397.9 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the  Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The average interest rate on the Facility was 2.0% for the quarter and 1.84% for the first nine months of 2015. The average interest rate was 1.88% for 2014.

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

As of September 30, 2015 the Company had two agreements to swap $75 million of floating rate obligations for fixed rate obligations at an average of 0.959% and 0.754% against LIBOR in U.S. dollars. Of the total of $150 million of swaps outstanding at September 30, 2015, $50 million matures each of March 2016, September 2016, and March 2017. All of the swaps were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans. The fair value of the interest rate swaps was a liability of $0.5 million at September 30, 2015 and an asset of $0.1 million and a liability of $0.3 million at December 31, 2014.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through March 2018, which we account for as cash flow hedges.  The aggregate notional amount of these contracts was $375.7 million and $255.8 million at September 30, 2015 and December 31, 2014, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, losses of $0.3 million and losses of $16.3 million, were recorded in other comprehensive income (“OCI”) for the three months and nine months ended September 30, 2015, respectively, and losses of $10.8 million and $9.0 million for the three and nine-month periods ended September 30, 2014, respectively.  We classified the carrying amount of these contracts of $2.2 million in other assets and $17.8 million in other liabilities on the Condensed Consolidated Balance Sheets at September 30, 2015 and $0.3 million in other assets and $12.7 million classified in other liabilities at December 31, 2014.  During the three months ended September 30, 2015 and 2014, we recognized net losses of $4.2 million and net gains of $1.6 million, respectively, recorded in gross margin.  During the nine months ended September 30, 2015 and 2014, we recognized net losses of $13.0 million and net gains of $5.0 million, respectively, recorded in gross margin.  For the quarters ended September 30, 2015 and 2014, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended September 30, 2015 and 2014, we recognized net foreign exchange gains of $1.5 million and net foreign exchange losses of $8.2 million, respectively, in the Condensed Consolidated Statements of Operations.  During the nine-month periods ended September 30, 2015 and 2014, we recognized net foreign exchange losses of $12.5 million and $7.9 million, respectively, in the Condensed Consolidated Statements of Operations in gross margin. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $1.8 million classified in other assets and less than $0.1 million in other liabilities and $0.8 million classified in other assets and $5.5 million in other liabilities on the September 30, 2015 and December 31, 2014 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and nine months ended September 30, 2015 and 2014 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Unrealized (losses) gains at beginning of period, net of tax	$(25.2)	$6.1	$(9.2)	$7.2
Losses (gains) reclassified to net sales	4.6	(1.2)	7.4	(3.5)
Increase (decrease) in fair value	5.3	(7.4)	(13.5)	(6.2)
Unrealized (losses) gains at end of period, net of taxes	$(15.3)	$(2.5)	$(15.3)	$(2.5)

We expect to reclassify $9.0 million of unrealized losses into earnings over the next twelve months as the hedged sales are recorded.

Commodity Hedging

Beginning in 2015, we began a program to reduce the impact of the purchase price variability of a key raw material. The purpose of these contracts is to hedge a portion of the forecasted purchases thereby reducing our exposure to the impact of price variations.  The effective portion of these hedges was recorded in OCI for the three and nine-month periods ending September 30, 2015.  For the three and nine-month periods ended September 30, 2015, the impact of these hedges on our financial statements was immaterial. We classified the carrying amount of these contracts of $0.8 million in other liabilities on the Condensed Consolidated Balance Sheets at September 30, 2015.

Note 7 — Income Taxes

The income tax provisions for the quarter and nine months ended September 30, 2015 were $20.7 million and $60.6 million, respectively. The effective tax rate for the third quarter and nine-month period of 2015 was 28.2% and 25.0%, respectively. The 2015 third quarter included a $1.8 million benefit from favorable tax return to provision adjustments. The first quarter of 2015 included $11.6 million of benefits primarily related to the release of reserves for uncertain tax positions.  Excluding these discrete benefits, our effective tax rate for the nine months was 30.6%. The income tax provisions for the quarter and nine months ended September 30, 2014 were $21.2 million and $66.9 million, respectively.  The effective tax rate for the third quarter of 2014 was 27.7%. The 2014 third quarter included a $1.7 million benefit from favorable tax return to provision adjustments and the release of reserves for uncertain tax provisions. The effective tax rate for the nine-month 2014 period was 30.1%.

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs. For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $4.0 million and $19.2 million, respectively at September 30, 2015. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

●	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was a liability of $0.5 million at September 30, 2015.
●

Foreign exchange and commodity derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at September 30, 2015 was $4.0 million and $18.7 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended September 30, 2015 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our operating segments for the quarters and nine months ended September 30, 2015 and 2014 is as follows:

	(Unaudited)
(In millions)	Composite Materials	Engineered Products	Corporate & Other (a)	Total
Third Quarter 2015
Net sales to external customers	$347.4	$101.4	$—	$448.8
Intersegment sales	15.9	—	(15.9)	—
Total sales	363.3	101.4	(15.9)	448.8
Operating income (a)	74.1	14.2	(10.3)	78.0
Depreciation and amortization	17.7	1.5	0.1	19.3
Stock-based compensation expense	0.7	0.1	—	0.8
Accrual basis additions to capital expenditures	83.1	3.2	—	86.3
Third Quarter 2014
Net sales to external customers	$342.9	$109.0	$—	$451.9
Intersegment sales	16.4	0.4	(16.8)	—
Total sales	359.3	109.4	(16.8)	451.9
Operating income (a)	74.4	16.7	(12.1)	79.0
Depreciation and amortization	16.4	1.3	0.1	17.8
Stock-based compensation expense	0.9	0.2	1.4	2.5
Accrual basis additions to capital expenditures	72.4	2.0	—	74.4
Nine Months Ended September 30, 2015
Net sales to external customers	$1,088.3	$308.0	$—	$1,396.3
Intersegment sales	56.2	0.1	(56.3)	—
Total sales	1,144.5	308.1	(56.3)	1,396.3
Operating income (a)	254.5	43.3	(46.6)	251.2
Depreciation and amortization	51.7	4.5	0.3	56.5
Stock-based compensation expense	5.4	0.8	9.0	15.2
Accrual basis additions to capital expenditures	216.8	11.0	—	227.8
Nine Months Ended September 30, 2014
Net sales to external customers	$1,060.8	$322.9	$—	$1,383.7
Intersegment sales	53.1	1.0	(54.1)	—
Total sales	1,113.9	323.9	(54.1)	1,383.7
Operating income (a)	230.1	50.7	(52.1)	228.7
Other operating expense (b)	—	—	6.0	6.0
Depreciation and amortization	48.3	4.1	0.2	52.6
Stock-based compensation expense	4.3	0.9	8.8	14.0
Accrual basis additions to capital expenditures	173.4	5.8	—	179.2

(a)	We do not allocate corporate expenses to the operating segments.
(b)	Other operating expense for the nine months ended September 30, 2014 reflects an increase in environmental reserves primarily related to a former manufacturing facility in Lodi, New Jersey.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	September 30, 2015	December 31, 2014
Composite Materials	$43.2	$43.7
Engineered Products	16.0	16.1
Goodwill and intangible assets	$59.2	$59.8

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  Hexcel has completed all active investigation and remediation activities, including restoration of the river embankment and installation of a barrier to prevent contaminant migration. We remediated this site in accordance with a State approved plan and are now awaiting a Response Actions Outcome from the New Jersey Licensed Site Remediation Professional. Hexcel is in the process of monitoring contaminant levels to support a Monitored Natural Attenuation program. The accrual balance was about $0.1 million as of September 30, 2015 and was $1.7 million at December 31, 2014.

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

In June 2007, the EPA issued a draft Focused Feasibility Study (“FFS”) that considers interim remedial options for the lower eight miles of the river, in addition to a “no action” option. On April 11, 2014, the EPA issued a revised FFS, which proposes several alternatives, including the bank to bank dredging of the lower eight miles of the river at an expected cost ranging from $0.8 billion to $3.25 billion, according to the EPA, but also includes a “no action” option.  The comment period for the revised FFS closed on August 20, 2014 and we are awaiting a final decision.  Hexcel is not currently subject to any obligation to undertake the work contemplated by the FFS, nor have we determined our allocable share of any remediation alternatives. However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company recorded the lower end of the expected range. The accrual balance was $1.9 million as of September 30, 2015 and $2.1 million at December 31, 2014. Despite the issuance of the revised FFS, there are many uncertainties associated with the final agreed upon remediation and the Company’s allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies on its upgradient site and is operating those pursuant to an order agreed with the State of Washington.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order.  The Department of Ecology has recently approved a reduced number of wells and a reduced pumping volume for Hexcel’s wells on its property and agreed with a plan for more active remediation going forward. The total accrued liability related to this matter was $0.5 million at September 30, 2015 and December 31, 2014.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA.  The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.4 million at September 30, 2015 and $0.6 million at December 31, 2014.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of September 30, 2015, our aggregate environmental related accruals were $3.0 million, of which $1.4 million was included in accrued liabilities with the remainder included in non-current liabilities.  As of December 31, 2014, our aggregate environmental related accruals were $5.0 million, of which $3.2 million was included in accrued liabilities with the remainder included in non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued at the high end of the range of possible outcomes for those sites where we are able to estimate our liability, our accrual would have been $28 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarters ended September 30, 2015 and 2014 was $0.5 million and $0.2 million, respectively, and $2.8 million and $2.9 million for the nine months ended September 30, 2015 and 2014.  In addition, our operating costs relating to environmental compliance charged to expense were $3.1 million and $3.4 million for the quarters ended September 30, 2015 and 2014, respectively, and $9.5 million and $10.7 million for the nine-month periods ended September 30, 2015 and 2014, respectively.  Capital expenditures for environmental matters were $1.8 million and $2.4 million for the quarters ended September 30, 2015 and 2014, respectively and $4.2 million and $4.6 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

Value Added Tax (VAT)

The Company identified numerous cross border European transactions for which it had not been properly charging VAT. We recorded a liability for the estimated amount of unpaid VAT at $22.0 million and also recorded a corresponding receivable for the VAT due from our customers. We have now either re-invoiced customers or were assigned the customers’ refund for the VAT. In addition, we recorded $1.3 million for interest payable on the unpaid VAT. We expect to settle the outstanding amounts for the VAT in the fourth quarter but cannot determine with certainty whether we will incur additional charges related to this matter.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate. Warranty expense for the quarter ended September 30, 2015, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014, were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2014	$11.3
Warranty expense	0.6
Deductions and other	(5.9)
Balance as of June 30, 2015	6.0
Warranty expense	2.7
Deductions and other	(0.8)
Balance as of September 30, 2015	$7.9

Note 13 — Stock Repurchase Plan

In October 2015, our Board authorized the repurchase of an additional $250 million of the Company’s stock (“2015 Repurchase Plan”).

In June 2014, our Board authorized a plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”). At December 31, 2014, there was $100 million remaining authorized under the 2014 Repurchase Plan. During the third quarter of 2015 the Company spent $100 million to repurchase more than 2 million shares of common stock, which completed the 2014 Repurchase Plan.

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

Net sales for the quarter were $448.8 million, 0.7% lower (2.1% higher in constant currency) than the $451.9 million reported for the third quarter of 2014.  Year to date net sales of $1,396.3 million were 4.6% higher in constant currency than the 2014 period.  The growth was led by the commercial aerospace market, which accounts for 69% of our year to date sales.

Commercial aerospace sales of $314.5 million increased 6.1% for the quarter (7.4% in constant currency) as compared to the third quarter of 2014 and increased 5.7% (7.8% in constant currency) for the nine-month period as compared to 2014.   Combined revenues attributed to new aircraft programs (B787, A350 XWB, A320neo, and B737 MAX) increased more than 50% versus the third quarter last year with A350 XWB shipments leading the growth.  Sales for Airbus and Boeing legacy aircraft were about 8% lower compared to the third quarter of 2014, driven primarily by lower sales to the A380, A330 and the B747-8.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down about 20% in constant currency compared to the third quarter of 2014.  For the first nine months of 2015 sales were about the same as the comparable period in 2014 on a constant currency basis.

Space & Defense sales of $77.3 million decreased 12.7% (9.9% in constant currency) for the quarter as compared to the third quarter of 2014.  The first nine months sales are down 8.0% (4.4% in constant currency).  Our top 10 programs account for about 60% of our Space & Defense sales and in aggregate are slightly higher for the quarter and the first nine months of 2015 than for the comparable 2014 periods. In total we are on more than 100 programs and the decline in sales has come from programs with historically less predictable ordering patterns. For the first nine months of 2015, the expected end of the C17 program accounts for about $10 million of the decline in the sales compared to 2014, and commercial helicopter sales (which comprise less than 10% of Space & Defense sales) were about 20% lower than the comparable 2014 period.

Total Industrial sales of $57.0 million for the third quarter of 2015 were 14.8% lower (6.3% in constant currency) than the third quarter of 2014. Sales for the first nine months of 2015 were down 8.5% (1.8% higher in constant currency) from the first nine months of 2014.  Wind energy sales for the nine months of 2015 were slightly higher in constant currency, and the rest of Industrial sales were also slightly higher as compared to the same period in 2014.

Gross margin for the third quarter was 27.7% compared to 27.0% in the third quarter of 2014, and for the first nine months of 2015 gross margin was 29.0% compared to 27.5% for the comparable 2014 period reflecting strong operating performance. The third quarter of 2015 was favorably impacted from exchange rates by about 50 basis points as compared to 2014, and the first nine months of 2015 were favorably impacted by about 70 basis points compared to 2014.

Selling, general and administrative expenses were 7.9% higher than the third quarter of 2014 and 8.4% higher for the first nine months of 2015 compared to the 2014 period, as we continue to add infrastructure to support our growth including implementing our new ERP and other systems. Our total year-to-date information technology expenses were about $8 million higher than the amount incurred year to date in 2014, including $3 million in the third quarter. We are in the final phase of installing a companywide ERP system and are accelerating our efforts to finish. The new systems will be an integral part of our continuous efforts to improve our efficiencies and to help us deliver the expected upcoming growth. Research and technology expenses in the third quarter of 2015 of

$10.6 million were $0.5 million higher than the comparable 2014 period, and 3% lower (but 6% higher in constant currency) for the nine months compared to the 2014 period.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first nine months of 2015 was a use of $85 million versus a use of $3 million in 2014. Working capital was a use of $117 million as compared to a $76 million use in 2014. The working capital increase is primarily timing of cash payments and a strategic build-up of inventories for selected programs and safety stock related to the ERP systems implementation. Cash used for capital expenditures was $249 million in the first nine months of 2015 compared to $194 million in the 2014 period. Accrual basis additions to capital expenditures were $228 million in the first nine months of 2015 as compared to $179 million during the first nine months of 2014. We expect accrual basis capital expenditures to be at the high end of the $260 million to $290 million range in 2015, as we continue to expand capacity to meet the planned needs of our customers.  The largest driver of our capital expenditures was capacity additions for the planned ramp-up of the A350.

Financial Overview

Results of Operations

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	% Change	2015	2014	% Change
Net sales	$448.8	$451.9	(0.7)%	$1,396.3	$1,383.7	0.9%
Net sales change in constant currency			2.1%			4.6%
Operating income	78.0	79.0	(1.3)%	251.2	228.7	9.8%
Net income	53.5	55.8	(4.1)%	183.3	156.5	17.1%
Diluted net income per common share	$0.55	$0.57		$1.88	$1.58

Non-GAAP measures:
Adjusted operating income	$78.0	$79.0	(1.3)%	$251.2	$234.7	7.0%
As a percentage of net sales	17.4%	17.5%		18.0%	17.0%
Adjusted net income	$53.5	$56.1	(4.6)%	$171.7	$160.7	6.8%
Adjusted diluted earnings per share	$0.55	$0.57		$1.76	$1.62

The Company’s performance measurements include sales measured in constant dollars, operating and net income adjusted for special items and free cash flows, all of which are non-GAAP measures.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results.  Special items represent significant charges or credits that are important to understanding Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  The following is a reconciliation from GAAP to non-GAAP amounts.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Operating income	$78.0	$79.0	$251.2	$228.7
Other operating expense (a)	—	—	—	6.0
Adjusted operating income (Non-GAAP)	$78.0	$79.0	$251.2	$234.7

Net income	$53.5	$55.8	$183.3	$156.5
Other operating expense, net of tax (a)	—	—	—	3.9
Accelerated amortization of deferred finance costs (b)	—	0.3	—	0.3
Discrete tax items (c)	—	—	(11.6)	—
Adjusted net income (Non-GAAP)	$53.5	$56.1	$171.7	$160.7

(a)	Other operating expense for the nine months ended September 30, 2014 reflects an increase in environmental reserves related to a former manufacturing facility in Lodi, New Jersey.
(b)	Accelerated amortization of deferred financing costs related to our previous senior secured credit facility, which was refinanced in 2014.
(c)	The nine-month period includes benefits of $11.6 million primarily related to the release of reserves for uncertain tax positions.

	Nine Months Ended September 30,
(In millions)	2015	2014
Net cash provided by operating activities	$164.3	$191.8
Less: Capital expenditures	(249.3)	(194.4)
Free cash flow (Non-GAAP)	$(85.0)	$(2.6)

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2015 and 2014:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Consolidated Net Sales	$448.8	$451.9	(0.7)%	$1,396.3	$1,383.7	0.9%
Commercial Aerospace	314.5	296.5	6.1%	959.5	907.9	5.7%
Space & Defense	77.3	88.5	(12.7)%	254.2	276.2	(8.0)%
Industrial	57.0	66.9	(14.8)%	182.6	199.6	(8.5)%

Composite Materials	$347.4	$342.9	1.3%	$1,088.3	$1,060.8	2.6%
Commercial Aerospace	230.7	212.3	8.7%	712.5	662.6	7.5%
Space & Defense	59.7	64.1	(6.9)%	196.8	199.5	(1.4)%
Industrial	57.0	66.5	(14.3)%	179.0	198.7	(9.9)%

Engineered Products	$101.4	$109.0	(7.0)%	$308.0	$322.9	(4.6)%
Commercial Aerospace	83.8	84.2	(0.5)%	247.0	245.3	0.7%
Space & Defense	17.6	24.4	(27.9)%	57.4	76.7	(25.2)%
Industrial	—	0.4	N/A %	3.6	0.9	N/A %

Sales by Segment

Composite Materials: Net sales of $347.4 million in the third quarter of 2015 increased $4.5 million over the $342.9 million in the prior year driven by an 8.7% increase in Commercial Aerospace sales partially offset by declines in Industrial and Space & Defense sales. Space & Defense sales declined 6.9% compared to the third quarter of 2014 primarily due to  lower helicopter sales and on a broad range of our smaller programs that have historically had less predictable ordering patterns.  The decline in Industrial sales was due to exchange rates and a result of lower wind sales partially offset by an increase in other industrial sales. The increase of 2.6% in net sales to $1,088.3 million for the first nine months of 2015 was also driven by higher Commercial Aerospace sales partially offset by a decline in Industrial sales. New aircraft programs (B787, A350 XWB, A320neo, and B737 MAX) sales accounted for most of the increase in Commercial Aerospace sales.

Engineered Products: Net sales of $101.4 million in the third quarter of 2015 decreased $7.6 million from the $109.0 million for 2014 as driven by a decline in Space & Defense sales as the C-17 program comes to an end combined with a more than 20% decline in helicopter sales. The decrease of 4.6% in net sales to $308.0 million for the first nine months of 2015 was driven by a decline in Space & Defense sales primarily due to the end of the C-17 program and a 20% decline in helicopter sales. There are not significant sales to the Industrial market from this segment.

Sales by Market

Commercial Aerospace: Net sales increased $18.0 million, or 6.1% (7.4% in constant currency), to $314.5 million for the third quarter of 2015.  Net sales for the nine months ended September 30, 2015 increased $51.6 million or 5.7% (7.8% in constant currency) to $959.5 million.  For the quarter, combined revenues attributed to new aircraft programs (B787, A350 XWB, A320neo, and B737 MAX) increased more than 50% versus the third quarter last year with the A350 XWB shipments leading the growth.  Sales for Airbus and Boeing legacy aircraft were about 8% lower compared to the third quarter of 2014, driven primarily by lower sales to the A380, A330 and the B747-8.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down about 20% in constant currency compared to the third quarter of 2014.  For the first nine months of 2015 sales were about the same as the comparable period in 2014 on a constant currency basis.

Space & Defense: Net sales of $77.3 million decreased 12.7% (9.9% in constant currency) for the quarter as compared to the third quarter of 2014.  Sales for the first nine months are down 8.0% (4.4% in constant currency).  Our top 10 programs account for about 60% of our Space & Defense sales and in aggregate are slightly higher for the quarter and the first nine months of 2015 than for the comparable 2014 periods. For the first nine months of 2015, the expected end of the C17 program accounts for about $10 million of the decline in the sales compared to 2014, and commercial helicopter sales (which comprise less than 10% of Space & Defense sales) were about 20% lower than the comparable 2014 period.

Industrial: Net sales of $57.0 million for the third quarter of 2015 were 14.6% lower (6.3% in constant currency) than the third quarter of 2014. Sales for the first nine months of 2015 were down 8.5% (1.8% higher in constant currency) from the first nine months of 2014.  Wind energy sales for the nine months of 2015 were slightly higher in constant currency, and the rest of Industrial sales were also slightly higher as compared to the same period in 2014.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Gross margin	$124.1	$122.0	1.7%	$405.0	$380.3	6.5%
Percentage of sales	27.7%	27.0%		29.0%	27.5%

We achieved a gross margin percentage of 27.7% as compared to 27.0% in the third quarter of 2014, as both periods reflect strong operating performance.  The third quarter and first nine months of 2015 were favorably impacted from exchange rates by about 50 basis points and 70 basis points as compared to 2014.

Operating Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
SG&A expense	$35.5	$32.9	7.9%	$120.3	$111.0	8.4%
Percentage of sales	7.9%	7.3%		8.6%	8.0%

R&T expense	$10.6	$10.1	5.0%	$33.5	$34.6	(3.2)%
Percentage of sales	2.4%	2.2%		2.4%	2.5%

Selling, general and administrative expenses were 7.9% higher for the third quarter and 8.4% higher for the first nine months of 2015 as compared to the comparable periods in 2014, as we continue to add infrastructure to support our growth including implementing our new ERP system and other systems.  Research and technology expenses in the third quarter of 2015 of $10.6 million were $0.5 million higher than the comparable 2014 period, and 3% lower (but 6% higher in constant currency) for the nine months compared to the 2014 period.

Operating Income

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Consolidated operating income	$78.0	$79.0	(1.3)%	$251.2	$228.7	9.8%
Operating margin	17.4%	17.5%		18.0%	16.5%

Composite Materials	74.1	74.4	(0.1)%	254.5	230.1	10.7%
Operating margin	20.4%	20.7%		22.2%	20.7%
Engineered Products	14.2	16.7	(16.2)%	43.3	50.7	(15.0)%
Operating margin	14.0%	15.3%		14.1%	15.7%
Corporate & Other	(10.3)	(12.1)	14.9%	(46.6)	(52.1)	10.6%

Operating income in the third quarter of 2015 was $78.0 million or 17.4% of sales as compared to $79.0 million or 17.5% of sales in 2014. Operating income in the nine months ended September 30, 2014 included a $6.0 million charge for additional environmental reserves primarily for remediation of a former manufacturing facility, attributed to Corporate and Other.   Excluding the charge,

operating margins would have been 17.0% for the 2014 nine month period.  The third quarter and first nine months of 2015 were favorably impacted from exchange rates by about 100 basis points as compared to 2014.

Interest Expense, Net

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Interest expense, net	$4.6	$2.1	119.0%	$9.0	$5.9	52.5%

Interest expense for the quarter and nine months ended September 30, 2015 increased over the comparable periods of 2014 due to higher average interest rate on debt outstanding as a result of the Company issuing, in August 2015 $300 million aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  In addition, debt increased as we continue to invest in capacity, the $100 million of share buybacks done in the quarter and a total of $28.9 million of dividends during 2015.

Provision for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Income tax expense	$20.7	$21.2	$60.6	$66.9
Effective tax rate	28.2%	27.7%	25.0%	30.1%

Our effective tax rate for the quarter was 28.2% as compared to 27.7% in 2014.  The 2015 and 2015 quarters had a $1.8 million and a $1.7 million benefit, respectively, primarily from favorable tax return to provision adjustments.  The tax rate for the first nine months of 2015 was 25.0% as the first quarter results include an $11.6 million benefit related to the release of reserves for uncertain tax positions. Excluding these discrete benefits, the year-to-date tax rate is 30.6%.

Financial Condition

Liquidity: As of September 30, 2015, our total debt, net of cash, was $553.2 million, as compared to $345.4 million at December 31, 2014. The increase in debt in the first nine months of 2015 primarily reflects $100 million in stock repurchases, dividend payments of about $29 million and the free cash flow usage described above.  In August 2015 as further described below, the Company issued $300 million aggregate principle amount of 4.7% Senior Unsecured Notes due in 2025.  At September 30, 2015, total borrowings under our $700 million Senior Unsecured Credit Facility (the “Facility”) were $300 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of September 30, 2015, we had issued letters of credit under the Facility totaling $2.1 million, resulting in undrawn availability under the Facility as of September 30, 2015 of $397.9 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. As of September 30, 2015, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of September 30, 2015, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until September 2019 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $164.3 million in the first nine months of 2015, as compared to net cash provided by operating activities of $198.1 million in the first nine months of 2014.  The increased usage was due to higher working capital usage primarily due to timing and for strategic build-up of inventories for selected programs and safety stock related to the ERP system implementation.

Investing Activities: Net cash used for investing activities of $249.3 million and $194.4 million in the first nine months of 2015 and 2014, respectively, was for capital expenditures. We continue to invest in capacity expansions for anticipated growth.

Financing Activities: Financing activities generated $64.5 million and used $21.3 million of net cash in the first nine months of 2015 and 2014. In August 2015, the Company issued $300 million aggregate principle amount of 4.7% Senior Unsecured Notes due in 2025.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%. The net proceeds of approximately $296.4 million were initially used to repay, in part, our Senior Unsecured Revolving Credit Facility (the “Facility”).

The Company repurchased $100 million of shares of common stock under the 2014 Repurchase Plan in the third quarter and paid a total of $29 million of dividend payments in the first nine months of 2015. In June 2014, our Board authorized a plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”), which was completed in the third quarter of 2015.  In July 2013, our Board authorized us to repurchase $150 million of our outstanding common stock (“2013 Repurchase Plan”), which was completed during the second quarter of 2014. In the first nine months of 2014, the Company repurchased under the 2013 and 2014 Repurchase Plans $160 million of shares of common stock under the approved plans.

In October 2015, our Board authorized the repurchase of an additional $250 million of the Company’s stock (“2015 Repurchase Plan”).

Financial Obligations and Commitments: As of September 30, 2015, we had no current maturities of debt payable. The next significant scheduled debt maturity will not occur until 2019, the year the senior unsecured credit facility matures. Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey; Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of September 30, 2015, our aggregate environmental related accruals were $3.0 million, of which $1.4 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $28 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Value Added Tax (VAT)

The Company identified numerous cross border European transactions for which it had not been properly charging VAT. We recorded a liability for the estimated amount of unpaid VAT at $22.0 million and also recorded a corresponding receivable for the VAT due from our customers. We have now either re-invoiced customers or were assigned the customers’ refund for the VAT. In addition, we recorded $1.3 million for interest payable on the unpaid VAT. We expect to settle the outstanding amounts for the VAT in the fourth quarter but cannot determine with certainty whether we will incur additional charges related to this matter.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and new facilities and the current economic environment; (j) the outcome of legal matters; (k)  tax adjustments and charges for prior years and changes in tax regulations; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations, fluctuations in commodity prices, and fluctuations in the market price of our common stock, the impact of work stoppages or other labor disruptions and the impact of the above factors on our expectations of 2015 financial results. In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements, cost reductions and capacity additions, and conditions in the financial markets.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2015 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 12 on pages 13 through 15 of this Form 10-Q and is incorporated herein by reference.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2015	0	$	N/A	0		$100,000,028
August 1 — August 31, 2015	1,348,926		49.85	1,348,926		32,753,916
September 1 — September 30, 2015	667,559		49.07	667,559		130
Total	2,016,485		$49.59	2,016,485	(1)	$130

(1)	In June 2014, our Board authorized us to repurchase $150 million of our outstanding common stock. As of September 30, 2015 the Company has effectively completed the 2014 Repurchase Plan.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

October 19, 2015	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.