Form 10-Q
period 2016-03-31
HEXCEL CORP /DE/
filed 2016-04-20
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2016
COMMON STOCK	92,908,390

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In millions)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$24.2	$51.8
Accounts receivable, net	310.1	234.0
Inventories	333.1	307.2
Prepaid expenses and other current assets	24.5	40.8
Total current assets	691.9	633.8

Property, plant and equipment	2,197.4	2,099.4
Less accumulated depreciation	(705.7)	(673.8)
Property, plant and equipment, net	1,491.7	1,425.6

Goodwill and other intangible assets	76.5	58.9
Investments in affiliated companies	20.9	30.4
Other assets	40.6	38.7
Total assets	$2,321.6	$2,187.4

Liabilities and Stockholders' Equity
Current liabilities:
Current Portion of capital lease	$0.9	$—
Accounts payable	142.6	148.9
Accrued liabilities	120.7	143.7
Total current liabilities	264.2	292.6

Commitments and contingencies (see Note 11)

Long-term debt	688.0	576.5
Other non-current liabilities	151.9	138.7
Total liabilities	1,104.1	1,007.8

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 106.4 shares and 106.0 shares issued at March 31, 2016 and December 31, 2015	1.1	1.1
Additional paid-in capital	727.4	715.8
Retained earnings	1,091.4	1,044.4
Accumulated other comprehensive loss	(103.5)	(123.9)
	1,716.4	1,637.4
Less – Treasury stock, at cost, 13.5 shares at March 31, 2016, and 12.5 shares at December 31, 2015	(498.9)	(457.8)
Total stockholders' equity	1,217.5	1,179.6
Total liabilities and stockholders' equity	$2,321.6	$2,187.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2016	2015
Net sales	$497.7	$471.8
Cost of sales	354.7	330.0
Gross margin	143.0	141.8

Selling, general and administrative expenses	47.4	46.7
Research and technology expenses	11.7	12.5
Operating income	83.9	82.6

Interest expense, net	5.6	1.9

Income before income taxes, and equity in earnings of affiliated companies	78.3	80.7
Provision for income taxes	22.7	12.9

Income before equity in earnings of affiliated companies	55.6	67.8
Equity in earnings from affiliated companies	0.4	0.3
Net income	$56.0	$68.1

Basic net income per common share:	$0.60	$0.71

Diluted net income per common share:	$0.59	$0.70

Weighted-average common shares:
Basic	93.4	96.2
Diluted	94.8	97.9

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2016	2015
Net Income	$56.0	$68.1

Currency translation adjustments	10.8	(50.6)
Net unrealized pension and other benefit actuarial losses and prior service credits	0.3	1.3
Net unrealized gains (losses) on financial instruments (net of tax)	9.3	(16.0)
Total other comprehensive income (loss)	20.4	(65.3)
Comprehensive income	$76.4	$2.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(In millions)	2016	2015
Cash flows from operating activities
Net income	$56.0	$68.1
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	22.2	18.3
Amortization of deferred financing costs and debt discount	0.3	0.3
Deferred income taxes	13.1	11.3
Equity in earnings from affiliated companies	(0.4)	(0.3)
Stock-based compensation	10.5	12.0
Excess tax benefits on stock-based compensation	—	(8.5)

Changes in assets and liabilities:
Increase in accounts receivable	(68.8)	(70.3)
Increase in inventories	(20.7)	(37.9)
(Increase) decrease in prepaid expenses and other current assets	(2.0)	0.9
Increase (decrease) in accounts payable/accrued liabilities	0.8	(5.3)
Other – net	(0.7)	(3.2)
Net cash provided by (used for) operating activities	10.3	(14.6)

Cash flows from investing activities
Capital expenditures	(85.4)	(95.0)
Acquisition of business, net of cash acquired	(8.6)	—
Net cash used for investing activities	(94.0)	(95.0)

Cash flows from financing activities
Proceeds from senior unsecured credit facility	111.0	65.0
Repayment of other debt, net	(6.9)	(1.1)
Dividends paid	(9.3)	(9.6)
Repurchase of stock	(34.9)	—
Activity under stock plans	(5.0)	10.4
Net cash provided by financing activities	54.9	64.7
Effect of exchange rate changes on cash and cash equivalents	1.2	(3.3)
Net decrease in cash and cash equivalents	(27.6)	(48.2)
Cash and cash equivalents at beginning of period	51.8	70.9
Cash and cash equivalents at end of period	$24.2	$22.7

Supplemental data:
Accrual basis additions to property, plant and equipment	$73.3	$66.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our significant accounting policies.

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

In the opinion of management, the Condensed Consolidated Financial Statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present a fair statement of financial position, results of operations and cash flows for the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from the audited 2015 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K filed with the SEC on February 4, 2016.

Investments in Affiliated Companies

We have 50% equity ownership investments in an Asian joint venture Aerospace Composites Malaysia Sdn. Bhd. (“ACM”).  This investment is accounted for using the equity method of accounting.

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

In March of 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" intended to simplify the accounting for employee share-based payments. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation will be recognized within income tax expense.  Under prior guidance windfalls were recognized to Additional paid-in capital (“APIC”) and shortfalls were only recognized to the extent they exceed the pool of windfall tax benefits.

The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company early adopted ASU 2016-09 effective for the quarter ended March 31, 2016.  As a result of the adoption a tax benefit of $1.2 million was recorded in the current quarter reflecting the excess tax benefits for the quarter. The adoption was on a prospective basis and therefore had no impact on prior years.  The company also recorded an adjustment to opening retained earnings of $0.4 million to recognize U.S. net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to APIC because they did not reduce income taxes payable.

Note 2 — Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2016	2015
Basic net income per common share:
Net income	$56.0	$68.1

Weighted average common shares outstanding	93.4	96.2

Basic net income per common share	$0.60	$0.71

Diluted net income per common share:
Net income	$56.0	$68.1

Weighted average common shares outstanding — Basic	93.4	96.2
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.6
Stock options	1.0	1.1
Weighted average common shares outstanding — Dilutive	94.8	97.9

Diluted net income per common share	$0.59	$0.70

Total shares underlying stock options of 0.6 million and 0.2 million were excluded from the computation of diluted net income per share for the quarters ended March 31, 2016 and March 31, 2015, respectively, as they were anti-dilutive.      .

Note 3 — Inventories

	March 31,	December 31,
(In millions)	2016	2015
Raw materials	$142.7	$120.7
Work in progress	50.5	54.7
Finished goods	139.9	131.8
Total inventory	$333.1	$307.2

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters ended March 31, 2016 and 2015, were as follows:

	Quarter Ended March 31,
(In millions)	2016	2015
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3
Interest cost	0.1	0.1
Net amortization and deferral	0.1	0.8
Net periodic benefit cost	$0.5	$1.2

	March 31, 2016	December 31, 2015
Amounts recognized on the balance sheet:
Accrued liabilities	$0.7	$0.7
Other non-current liabilities	17.4	17.0
Total accrued benefit	$18.1	$17.7

	Quarter Ended March 31,
(In millions)	2016	2015
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2
Interest cost	1.5	1.6
Expected return on plan assets	(2.1)	(2.2)
Net amortization and deferral	0.2	0.2
Net periodic benefit credit	$(0.2)	$(0.2)

	March 31, 2016	December 31, 2015
Amounts recognized on the balance sheet:
Noncurrent asset	$15.8	$13.6

Accrued liabilities	0.9	0.4
Other non-current liabilities	17.7	15.6
Total accrued benefit	$18.6	$16.0

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we have contributed $0.1 million in the first three months of 2016 to cover unfunded benefits and expect to contribute a total of $0.5 million in 2016. We contributed $4.9 million to our U.S. non-qualified defined benefit retirement plans during the 2015 fiscal year.

We contributed $2.4 million and $1.3 million to our European defined benefit retirement plans in the first quarters of 2016 and 2015, respectively. We plan to contribute approximately $4.8 million during 2016 to these European plans. We contributed $4.3 million to our European plans during the 2015 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters ended March 31, 2016 and 2015 were immaterial.

	March 31, 2016	December 31, 2015
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$0.6
Other non-current liabilities	4.4	4.7
Total accrued benefit	$4.9	$5.3

In connection with our postretirement plans, we contributed $0.1 million during each of the three-month periods ended March 31, 2016 and 2015. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.6 million in 2016 to cover unfunded benefits. We contributed $0.2 million to our postretirement plans during the 2015 fiscal year.

Note 5 — Debt

(In millions)	March 31, 2016	December 31, 2015
Current portion of capital lease	$0.9	$—
Short-term borrowings	0.9	—
Senior unsecured credit facility — revolving loan due 2019	391.0	280.0
4.7% senior notes due 2025	300.0	300.0
Senior notes - original issue discount	(0.8)	(0.8)
Senior notes - deferred finance costs	(2.6)	(2.7)
Non-current portion of capital lease	0.4	—
Long-term debt	688.0	576.5
Total debt	$688.9	$576.5

In August 2015, the Company issued $300 million aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%. The net proceeds of approximately $296.4 million were initially used to repay, in part, our Senior Unsecured Revolving Credit Facility (the “Facility”). The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The effective interest rate for the outstanding period in the first quarter was 4.8%. The fair value of the senior notes based on quoted prices utilizing level 2 inputs was $299 million at March 31, 2016.

   At March 31, 2016, total borrowings under our $700 million Facility were $391 million, which approximates fair value. The Facility permits us to issue letters of credit up to an aggregate amount of $40 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of March 31, 2016 we had issued letters of credit under the Facility totaling $2.1 million, resulting in undrawn availability under the Facility as of March 31, 2016 of $306.9 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the  Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The average interest rate on the Facility was 1.9% for the first quarter of 2016. The average interest rate was 1.8% for 2015.

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

During the first quarter of 2016, $50 million notional value interest rate swaps matured and were not renewed. As of March 31, 2016 the Company had two remaining agreements to swap $50 million of floating rate obligations for fixed rate obligations at an average of 1.03325% and 0.8775% against LIBOR in U.S. dollars. Of the total of $100 million of swaps outstanding at March 31, 2016, $50 million matures on each of September 2016 and March 2017. All of the swaps were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all the principal terms of the swaps matched the terms of the bank loans. The fair value of interest rate swaps was a liability of $0.2 million at March 31, 2016 and a liability of $0.1 million at December 31, 2015.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through September 2018, which we account for as cash flow hedges.  The aggregate notional amount of these contracts was $426.9 million and $417.5 million at March 31, 2016 and December 31, 2015, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, gains of $5.8 million, were recorded in other comprehensive income (“OCI”) for the three months ended March 31,

2016, and losses of $23.7 million for the three-month period ended March 31, 2015.  We classified the carrying amount of these contracts of $4.1 million in other assets and $14.3 million in other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2016 and $0.9 million in other assets and $22.1 million classified in other liabilities at December 31, 2015.  During the three months ended March 31, 2016 and 2015, we recognized net losses of $5.2 million and $3.6 million in gross margin, respectively. For the quarters ended March 31, 2016 and 2015, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges.  These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives.  During the quarters ended March 31, 2016 and 2015, we recognized net foreign exchange gains of $4.2 million and net foreign exchange losses of $16.6 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.  The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $3.1 million classified in other assets and less than $0.1 million in other liabilities and $0.4 million classified in other assets and $0.4 million in other liabilities on the March 31, 2016 and December 31, 2015 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended March 31, 2016 and 2015 was as follows:

	Quarter Ended March 31,
(In millions)	2016	2015
Unrealized losses at beginning of period, net of tax	$(15.0)	$(9.2)
Losses reclassified to net sales	4.4	2.8
Increase (decrease) in fair value	4.9	(18.8)
Unrealized (losses) at end of period, net of taxes	$(5.7)	$(25.2)

We expect to reclassify $7.7 million of unrealized losses into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

     The income tax provision for the quarter ended March 31, 2016 was $22.7 million. The effective tax rate for the first quarter of 2016 was 29.0%. The 2016 first quarter included a $1.2 million benefit from the adoption of Accounting Standards Update No. 2016-09 (ASU 2016-09) "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation will be recognized within income tax expense.  Under prior guidance windfalls were recognized to APIC and shortfalls were only recognized to the extent they exceed the pool of windfall tax  benefits. The Company early adopted ASU 2016-09 effective for the quarter ended March 31, 2016.

     As a result of the adoption a tax benefit of $1.2 million was recorded in the current quarter reflecting the excess tax benefits for the quarter. The adoption was on a prospective basis and therefore had no impact on prior years.  The company also recorded an adjustment to opening retained earnings of $0.4 million to recognize U.S. net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to APIC because they did not reduce income taxes payable, see Note 1. Excluding this discrete benefit, our effective tax rate was 30.5% for the first quarter of 2016.

     The first quarter of 2015 income tax provision of $12.9 million included $11.6 million of benefits primarily related to the release of reserves for uncertain tax positions.  Excluding these discrete benefits, our effective tax rate for the three months was 30.4%.

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs. For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $7.2 million and $14.4 million, respectively at March 31, 2016. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

●	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was a liability of $0.2 million at March 31, 2016.
●

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at March 31, 2016 was $7.2 million and $14.2 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2016 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our operating segments for the quarters ended March 31, 2016 and 2015 is as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions	Materials	Products	Other (a)	Total
First Quarter 2016
Net sales to external customers	$395.8	$101.9	$—	$497.7
Intersegment sales	18.1	—	(18.1)	—
Total sales	413.9	101.9	(18.1)	497.7
Operating income	90.8	12.3	(19.2)	83.9
Depreciation and amortization	20.4	1.8	-	22.2
Stock-based compensation	3.1	0.6	6.8	10.5
Accrual basis additions to capital expenditures	70.0	3.3	—	73.3

First Quarter 2015
Net sales to external customers	$367.4	$104.4	$—	$471.8
Intersegment sales	20.4	0.1	(20.5)	—
Total sales	387.8	104.5	(20.5)	471.8
Operating income	89.2	14.7	(21.3)	82.6
Depreciation and amortization	16.7	1.5	0.1	18.3
Stock-based compensation	3.6	0.5	7.9	12.0
Accrual basis additions to capital expenditures	62.1	4.4	—	66.5
________________
(a) We do not allocate Corporate expenses to the operating segments.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	March 31, 2016	December 31, 2015
Composite Materials	$60.5	$42.8
Engineered Products	16.0	16.1
Goodwill and intangible assets	$76.5	$58.9

Goodwill and intangible assets increased by $17.6 million in the first quarter of 2016 primarily due to the Formax acquisition. No impairments have been recorded against these amounts.

Note 10 — Business Acquisition

On January 5, 2016 the Company acquired the remaining 50% of Formax (UK) Limited (“Formax”) for $12 million of which $8.6 million was paid on closing and the remaining will be paid in installments over the next four years. The Company previously acquired a 50% interest in the privately-owned company in December 2014.

Located in Leicester, U.K., Formax is a leading manufacturer of composite reinforcements, specializing in the production of lightweight carbon multi-axials and highly engineered glass fiber and aramid fiber fabrics. The total purchase price was $22 million and the assumption of long-term debt of $8.2 million.

The step acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity.  Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The Company engaged a third party to assist with the valuation of assets including property plant and equipment and intangible assets. The fair value of the property, plant and equipment was based upon the assessed value of the land, which was determined to approximate fair value, as well as the income approach in determining the fair value of building improvements and equipment.  The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities.  The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, of $10.0 million was allocated to goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the integration of our products and technologies with those of Formax, costs synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Formax.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  Hexcel has completed all active investigation and remediation activities, including restoration of the river embankment and installation of a barrier to prevent contaminant migration. We remediated this site in accordance with a State approved plan and are now awaiting a Response Actions Outcome from the New Jersey Licensed Site Remediation Professional. Hexcel is in the process of monitoring contaminant levels to support a Monitored Natural Attenuation program and therefore we believe the spending is largely complete.

Lower Passaic River Study Area

As of April 2016, Hexcel and a group of approximately 52 other PRPs comprise the Lower Passaic Cooperating Parties Group (the “CPG”). Hexcel and the CPG are subject to a May 2007 Administrative Order on Consent (“AOC”) to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of environmental conditions in the Lower Passaic River watershed. We were included in the CPG based on our operations at our former manufacturing site in Lodi, New Jersey.

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the river. The ROD calls for capping and dredging of the lower eight miles of the river, with the placement of an engineered cap over the entire eight miles, at an expected cost ranging from $0.97 billion to $2.07 billion, according to the EPA. Now that it has issued the final ROD, the EPA will seek to hold some combination of the PRPs liable to perform the work selected through the ROD. At this point, we have not yet determined our allocable share of performing the selected remedy. However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company has determined that its accrual is sufficient at this time. The accrual balance was $1.9 million as of March 31, 2016 and  at December 31, 2015. Despite the issuance of the final ROD, there continue to be many uncertainties associated with the selected remedy and the Company’s allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA.  Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities.  The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies on its upgradient site and is operating those pursuant to an order agreed with the State of Washington.  We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order.  The Department of Ecology has recently approved a reduced number of wells and a reduced pumping volume for Hexcel’s wells on its property and agreed with a plan for more active remediation going forward. The total accrued liability related to this matter was $0.5 million at March 31, 2016 and December 31, 2015.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA.  The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.3 million at March 31, 2016 and  at December 31, 2015.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Lower Passaic River; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of March 31, 2016, our aggregate environmental related accruals were $2.8 million, of which $1.0 million was included in accrued liabilities with the remainder included in non-current liabilities.  As of December 31, 2015, our aggregate environmental related accruals were $2.9 million, of which $1.1 million was included in accrued liabilities with the remainder included in non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued at the high end of the range of possible outcomes for those sites where we are able to estimate our liability, our accrual would have been $16 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarters ended March 31, 2016 and 2015 was $0.1 million and $1.3 million, respectively. In addition, our operating costs relating to environmental compliance charged to expense were $2.3 million and $3.1 million for the quarters ended March 31, 2016 and 2015, respectively.  Capital expenditures for environmental matters were $1.9 million and $0.9 million for the quarters ended March 31, 2016 and 2015, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate. Warranty expense for the quarter ended March 31, 2016, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2015	$6.1
Warranty expense	1.7
Deductions and other	(1.1)
Balance as of March 31, 2016	$6.7

Note 12 — Stock Repurchase Plan

In October 2015, our Board authorized the repurchase of $250 million of the Company’s stock (“2015 Repurchase Plan”). During the first quarter of 2016 the Company spent $34.9 million to repurchase our common stock under the 2015 Repurchase Plan. As of March 31, 2016, the Company has $169 million remaining under the 2015 Repurchase Plan.

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

Net sales for the quarter were $497.7 million, 5.5% higher (5.1% higher in constant currency) than the $471.8 million reported for the first quarter of 2015.  The growth was led by the commercial aerospace market, which accounts for 70% of our year to date sales.

Commercial aerospace sales of $350.3 million increased 9.4% for the quarter (8.5% in constant currency) as compared to the first quarter of 2015.   Combined revenues attributed to new aircraft programs (B787, A350 XWB, A320neo, and B737 MAX) increased more than 50% versus the first quarter last year with A350 XWB shipments leading the growth.  Sales for Airbus and Boeing legacy aircraft were down slightly compared to the first quarter of 2015, but higher than the second half 2015 run rate.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down about 15% compared to the strong first quarter of 2015, but more than 10% above the second half 2015 run rate.

Space & Defense sales of $79.3 million decreased 10.8% (10.7% in constant currency) for the quarter as compared to the first quarter of 2015.  Rotorcraft accounts for just over half of Space & Defense sales and accounted for all of the decrease over last year, as sales were at the same run rate as the second half of 2015.

Total Industrial sales of $68.1 million for the first quarter of 2016 were 8.8% higher (10.6% in constant currency) than the first quarter of 2015. As expected, wind energy sales (which account for more than half of the total Industrial sales) were stable compared to last year, with the growth in Industrial sales coming from the Formax acquisition.

Gross margin for the first quarter was 28.7% compared to the record 30.1% in the first quarter of 2015. While gross margin benefited from favorable product mix last year, additional costs were incurred this year related to the start-up of several new production lines that add needed capacity to achieve our forecasted growth.

Selling, general and administrative expenses were $0.7 million higher than the first quarter of 2015, while Research and technology expenses were $0.8 million lower than the comparable 2015 period.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first quarter of 2016 was a use of $75 million versus a use of $110 million in 2015 as seasonal effects typically cause significant working capital cash usage in the first quarter. Working capital usage in the first quarter of 2016 was $91 million versus a usage of $113 million in the first quarter of 2015, primarily due to timing. Cash used for capital expenditures was $85 million in the first quarter of 2016 as compared to $95 million in the 2015 period. Accrual basis additions to capital expenditures were $73 million in the first quarter of 2016 as compared to $67 million during the first quarter of 2015. We expect accrual basis capital expenditures to be in the $280 million to $320 million range in 2016, as we continue to expand capacity to meet the planned needs of our customers.  The driver of our capital expenditures is capacity additions for the planned ramp-up of new aerospace programs, including the A350, the A320neo and the B737 MAX.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2016	2015	% Change
Net sales	$497.7	$471.8	5.5%
Net sales change in constant currency			5.1%
Operating income	83.9	82.6	1.6%
As a percentage of net sales	16.9%	17.5%
Net income	56.0	68.1	(17.8)%
Diluted net income per common share	$0.59	$0.70

Non-GAAP measures:
Adjusted net income	$56.0	$56.5	(0.9)%
Adjusted diluted earnings per share	$0.59	$0.58	1.7%

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

	Quarter Ended March 31,
(In millions, except per share data)	2016	2015
Net income	$56.0	$68.1
Discrete tax items (a)	—	(11.6)
Adjusted net income (Non-GAAP)	$56.0	$56.5

(a)	The quarter ended March 31, 2015 included benefits of $11.6 million primarily related to the release of reserves for uncertain tax positions.

	Three Months Ended March 31,
(In millions)	2016	2015
Net cash provided by (used in) operating activities	$9.9	$(14.6)
Less: Capital expenditures	(85.4)	(95.0)
Free cash flow (Non-GAAP)	$(75.5)	$(109.6)

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2016 and 2015:

	Quarter Ended March 31,
(In millions)	2016	2015	% Change
Consolidated Net Sales	$497.7	$471.8	5.5%
Commercial Aerospace	350.3	320.3	9.4%
Space & Defense	79.3	88.9	(10.8)%
Industrial	68.1	62.6	8.8%

Composite Materials	$395.8	$367.4	7.7%
Commercial Aerospace	264.3	237.8	11.1%
Space & Defense	63.4	69.7	(9.0)%
Industrial	68.1	59.9	13.7%

Engineered Products	$101.9	$104.4	(2.4)%
Commercial Aerospace	86.0	82.5	4.2%
Space & Defense	15.9	19.2	(17.2)%
Industrial	—	2.7	N/A %

Sales by Segment

Composite Materials: Net sales of $395.8 million in the first quarter of 2016 increased $28.4 million over the $367.4 million in the prior year driven by an 11.1% increase in Commercial Aerospace sales partially offset by declines in Space & Defense sales. Space & Defense sales declined 8.9% compared to the first quarter of 2015 primarily due to lower rotorcraft sales.  Industrial sales increased 13.5% primarily from the Formax acquisition.

Engineered Products: Net sales of $101.9 million in the first quarter of 2016 decreased $2.5 million from the $104.4 million for 2015 as driven by a decline in Space & Defense sales, particularly rotorcraft sales. There are no significant sales to the Industrial market from this segment.

Sales by Market

Commercial Aerospace: Net sales increased $30.0 million, or 9.4% (8.5% in constant currency), to $350.3 million for the first quarter of 2015.  Revenues attributed to new aircraft programs (B787, A350 XWB, A320neo, and B737 MAX) increased more than 50% versus the first quarter last year with the A350 XWB shipments leading the growth.  Sales for Airbus and Boeing legacy aircraft were down slightly compared to the first quarter of 2015, but above the second half 2015 run rate.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down about 15% compared to the strong first quarter of 2015, but more than 10% above the second half 2015 run rate.

Space & Defense: Net sales of $79.3 million decreased 10.8% (10.7% in constant currency) for the quarter as compared to the first quarter of 2015.  Rotorcraft accounts for just over half of Space & Defense sales and accounted for all of the decrease over last year, as sales were at the same run rate as the second half of 2015.

Industrial: Net sales of $68.1 million for the first quarter of 2016 were 8.8% higher (10.6% in constant currency) than the first quarter of 2015. As expected, wind energy sales (which account for more than half of the total Industrial sales) were stable compared to last year, with the growth in Industrial sales coming from the Formax acquisition.

Gross Margin

	Quarter Ended March 31,
(In millions)	2016	2015	% Change
Gross margin	$143.0	$141.8	0.8%
Percentage of sales	28.7%	30.1%

We achieved a gross margin percentage of 28.7% as compared to 30.1% in the first quarter of 2015. While gross margin benefited from favorable product mix last year, additional costs were incurred this year related to the start-up of several new production lines in anticipation of the forecasted growth ahead.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2016	2015	% Change
SG&A expense	$47.4	$46.7	1.5%
Percentage of sales	9.5%	9.9%

R&T expense	$11.7	$12.5	(6.4)%
Percentage of sales	2.4%	2.6%

Selling, general and administrative expenses were 1.5% higher for the first quarter as compared to the comparable period in 2015. Research and technology expenses in the first quarter of 2015 of $11.7 million were $0.8 million lower than the comparable 2015 period.

Operating Income

	Quarter Ended March 31,
(In millions)	2016	2015	% Change
Consolidated operating income	$83.9	$82.6	1.6%
Operating margin	16.9%	17.5%

Composite Materials	90.8	89.2	1.8%
Operating margin	21.9%	23.0%
Engineered Products	12.3	14.7	(16.3)%
Operating margin	12.1%	14.1%
Corporate & Other	(19.2)	(21.3)	9.9%

Operating income in the first quarter of 2016 was $83.9 million or 16.9% of sales as compared to $82.6 million or 17.5% of sales in 2015. Depreciation and amortization was $3.9 million higher this quarter than a year ago. The 2016 operating income percentage as compared to 2015 was helped by about 50 basis points from exchange rates.

Our Engineered Products segment had a 12.1% operating income margin for the first quarter of 2016 as compared to the 14.1% last year.  This segment is becoming more competitive, as well as there is a learning curve in this segment for new programs as they start-up. Margins in this segment will see volatility, especially as we wind down mature programs and transition to new programs.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2016	2015	% Change
Interest expense, net	$5.6	$1.9	194.7%

Interest expense for the first quarter ended March 31, 2016 increased over the comparable period of 2015 due to higher average interest rate on debt outstanding as a result of the Company issuing, in August 2015 $300 million aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  In addition, debt increased as we continue to invest in capacity, while also returning funds to stockholders through stock buyback dividends.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2016	2015
Income tax expense	$22.7	$12.9
Effective tax rate	29.0%	16.0%

Our effective tax rate for the quarter was 29.0% as compared to 16.0% in 2015.  The 2016 quarter had a benefit of $1.2 million from the early adoption of Accounting Standards Update 2016-09 regarding the accounting for share-based payments. The adoption was on a prospective basis and therefore had no impact on prior years. Excluding this discrete benefit, our effective tax rate was 30.5%, in line with our full year expectations. The tax provision for the first quarter of 2015 was $12.9 million, as the quarter included an $11.6 million benefit related to the release of reserves for uncertain tax positions. Excluding the $11.6 million benefit, the year-to-date tax rate was 30.6%.

Financial Condition

Liquidity: As of March 31, 2016, our total debt, net of cash, was $664.7 million, as compared to $524.7 million at December 31, 2015. The increase in debt in the first three months of 2016 primarily reflects $35 million in stock repurchases, dividend payments of  $9 million and capital expenditures of $85 million and the assumption of approximately $8 million of debt from the Formax acquisition.  At March 31, 2016, total borrowings under our $700 million Senior Unsecured Credit Facility (the “Facility”) were $391 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of March 31, 2016, we had issued letters of credit under the Facility totaling $2.1 million, resulting in undrawn availability under the Facility as of March 31, 2016 of $306.9 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. As of March 31, 2016, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of March 31, 2016, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until September 2019 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $10.3 million in the first three months of 2016, as compared to net cash used in operating activities of $14.6 million in the first three months of 2015.  Working capital usage in the first quarter of 2016 was $91 million versus a usage of $113 million in the first quarter of 2015, primarily due to timing.

Investing Activities: Net cash used for investing activities of $94.0 million and $95.0 million in the first three months of 2016 and 2015, respectively, was primarily for capital expenditures and $8.6 million for the Formax acquisition in the first quarter of 2016.

On January 5, 2016 the Company acquired the remaining 50% ownership of Formax (UK) Limited (“Formax”) The Company previously acquired a 50% interest in the privately-owned company in December 2014. Located in Leicester, U.K., Formax is a leading manufacturer of composite reinforcements, specializing in the production of lightweight carbon multi-axials and highly engineered glass fiber and aramid fiber fabrics.

The step acquisition was accounted for under the acquisition method of accounting.  Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The Company engaged a third party to assist with the valuation of assets including property plant and equipment and intangible assets. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, of $10.0 million was allocated to goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the integration of our products and technologies with those of Formax, cost synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Formax.

Financing Activities: Financing activities generated $54.9 million and $64.7 million of net cash in the first three months of 2016 and 2015. The first quarter of 2016 primarily reflects increased borrowings of $104.0 million from the Facility less $43.8 million returned to stockholders from stock repurchases and dividends.

In 2016, the Company repurchased $34.9 million of shares of common stock under the 2015 Repurchase Plan. In October 2015, our Board authorized the repurchase of $250 million of the Company’s stock (“2015 Repurchase Plan”) and now has $169 million remaining under the 2015 Repurchase Plan.

Financial Obligations and Commitments: As of March 31, 2016, we had $0.9 million in current maturities of a capital lease that was an obligation assumed from the Formax acquisition.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey; Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of March 31, 2016, our aggregate environmental related accruals were $2.8 million, of which $1.0 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus and Boeing; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection has been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction and qualification of capacity expansions; (i) our ability to maintain and improve margins in light of the ramp-up of capacity and new facilities and the current economic environment; (j) the outcome of legal matters; (k)  our projections regarding the realizability of net operating loss and tax credit carryforwards; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, fluctuations in commodity prices, and fluctuations in the market price of our common stock, the impact of work stoppages or other labor disruptions and the impact of the above factors on our expectations of 2016 financial results. In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements, cost reductions and capacity additions, and conditions in the financial markets.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2015 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2016 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 11 on pages 13 through 15 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse effects or give rise to additional material risks not now contemplated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2016	352,169	$43.63	352,169		$188,567,510
February 1 — February 29, 2016	492,681	39.61	492,681		169,050,231
March 1 — March 31, 2016	0	N/A	0		169,050,231
Total	844,850	$41.23	844,850	(1)	$169,050,231

(1)	In October 2015, our Board authorized us to repurchase $250 million of our outstanding common stock.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

April 20, 2016	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.