Form 10-Q
period 2016-06-30
HEXCEL CORP /DE/
filed 2016-07-20
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended  June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2016
COMMON STOCK	92,493,147

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In millions)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$38.9	$51.8
Accounts receivable, net	290.3	234.0
Inventories	331.5	307.2
Prepaid expenses and other current assets	23.9	40.8
Total current assets	684.6	633.8

Property, plant and equipment	2,240.6	2,099.4
Less accumulated depreciation	(717.7)	(673.8)
Property, plant and equipment, net	1,522.9	1,425.6

Goodwill and other intangible assets	74.8	58.9
Investments in affiliated companies	48.4	30.4
Other assets	38.9	38.7
Total assets	$2,369.6	$2,187.4

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease	$0.8	$—
Accounts payable	140.4	148.9
Accrued liabilities	130.4	143.7
Total current liabilities	271.6	292.6

Commitments and contingencies (see Note 11)

Long-term debt	706.8	576.5
Other non-current liabilities	166.1	138.7
Total liabilities	1,144.5	1,007.8

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 106.5 shares and 106.0 shares issued at June 30, 2016 and December 31, 2015	1.1	1.1
Additional paid-in capital	730.2	715.8
Retained earnings	1,147.3	1,044.4
Accumulated other comprehensive loss	(134.5)	(123.9)
	1,744.1	1,637.4
Less – Treasury stock, at cost, 14.0 shares at June 30, 2016, and 12.5 shares at December 31, 2015	(519.0)	(457.8)
Total stockholders' equity	1,225.1	1,179.6
Total liabilities and stockholders' equity	$2,369.6	$2,187.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Net sales	$522.6	$475.7	$1,020.3	$947.5
Cost of sales	372.3	336.6	727.0	666.6
Gross margin	150.3	139.1	293.3	280.9
Selling, general and administrative expenses	38.6	38.1	86.0	84.8
Research and technology expenses	11.6	10.4	23.3	22.9
Operating income	100.1	90.6	184.0	173.2
Interest expense, net	5.7	2.5	11.3	4.4
Non-operating expense	0.4	-	0.4	-
Income before income taxes, and equity in earnings from affiliated companies	94.0	88.1	172.3	168.8
Provision for income taxes	28.7	27.0	51.4	39.9
Income before equity in earnings from affiliated companies	65.3	61.1	120.9	128.9
Equity in earnings from affiliated companies	0.8	0.6	1.2	0.9
Net income	$66.1	$61.7	$122.1	$129.8
Basic net income per common share:	$0.71	$0.64	$1.31	$1.35
Diluted net income per common share:	$0.70	$0.63	$1.29	$1.32
Weighted-average common shares:
Basic	93.1	96.6	93.3	96.4
Diluted	94.6	98.2	94.7	98.0

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net Income	$66.1	$61.7	$122.1	$129.8
Currency translation adjustments	(21.4)	17.8	(10.6)	(32.8)
Net unrealized pension and other benefit actuarial gains (losses) and prior service credits	1.2	(1.3)	1.5	-
Net unrealized (losses) gains on financial instruments (net of tax)	(10.8)	10.0	(1.5)	(6.0)
Total other comprehensive (loss) income	(31.0)	26.5	(10.6)	(38.8)
Comprehensive income	$35.1	$88.2	$111.5	$91.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2016	2015
Cash flows from operating activities
Net income	$122.1	$129.8
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	45.5	37.2
Amortization of deferred financing costs and debt discount	1.1	0.5
Deferred income taxes	24.6	23.0
Equity in earnings from affiliated companies	(1.2)	(0.9)
Stock-based compensation	12.8	14.4
Excess tax benefits on stock-based compensation	—	(8.6)

Changes in assets and liabilities:
Increase in accounts receivable	(53.4)	(65.5)
Increase in inventories	(22.6)	(48.5)
Increase in prepaid expenses and other current assets	(5.6)	(5.2)
Increase (decrease) in accounts payable/accrued liabilities	9.3	(15.7)
Other – net	2.3	(10.3)
Net cash provided by operating activities	134.9	50.2

Cash flows from investing activities
Capital expenditures	(156.0)	(166.3)
Acquisition of business and investments and advances to affiliates	(33.6)	—
Net cash used for investing activities	(189.6)	(166.3)

Cash flows from financing activities
Proceeds from senior unsecured credit facility	123.1	92.8
Repayment of other debt, net	(0.2)	(1.1)
Issuance costs related to debt	(1.7)	—
Dividends paid	(19.6)	(19.2)
Repurchase of stock	(54.9)	—
Activity under stock plans	(4.7)	11.0
Net cash provided by financing activities	42.0	83.5
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(3.0)
Net decrease in cash and cash equivalents	(12.9)	(35.6)
Cash and cash equivalents at beginning of period	51.8	70.9
Cash and cash equivalents at end of period	$38.9	$35.3
Supplemental data:
Accrual basis additions to property, plant and equipment	$142.2	$141.5

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

Investments in Affiliated Companies

We have a 50% equity ownership investment in an Asian joint venture Aerospace Composites Malaysia Sdn. Bhd. (“ACM”).  This investment is accounted for using the equity method of accounting. In the second quarter of 2016, the Company invested a total of $25.0 million in two new affiliates. The investments are each below a 20% ownership level. The Company accounts for these investments using the cost method.

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

In March of 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" intended to simplify the accounting for employee share-based payments. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized to Additional paid-in capital (“APIC”) and shortfalls were only recognized to the extent they exceed the pool of windfall tax benefits.

The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company early adopted ASU 2016-09 effective for the quarter ended March 31, 2016.  As a result of the adoption a tax benefit of $1.2 million was recorded in the first six months reflecting the excess tax benefits. The adoption was on a prospective basis and therefore had no impact on prior years.  The company also recorded an adjustment to opening retained earnings of $0.4 million to recognize U.S. net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to APIC because they did not reduce income taxes payable.

Note 2 — Net Income per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Basic net income per common share:
Net income	$66.1	$61.7	$122.1	$129.8
Weighted average common shares outstanding	93.1	96.6	93.3	96.4
Basic net income per common share	$0.71	$0.64	$1.31	$1.35

Diluted net income per common share:
Net income	$66.1	$61.7	$122.1	$129.8

Weighted average common shares outstanding — Basic	93.1	96.6	93.3	96.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.6	0.4	0.6
Stock options	1.0	1.0	1.0	1.0
Weighted average common shares outstanding — Dilutive	94.6	98.2	94.7	98.0

Dilutive net income per common share	$0.70	$0.63	$1.29	$1.32

Total shares underlying stock options of 0.4 million and 0.6 million were excluded from the computation of diluted net income per share for the quarter and six months ended June 30, 2016,  respectively, as they were anti-dilutive. Total shares underlying stock options of 0.1 million and 0.2 million were excluded from the computation of diluted net income per share for the quarter and six months ended June 30, 2015, respectively, as they were anti-dilutive.

Note 3 — Inventories

	June 30,	December 31,
(In millions)	2016	2015
Raw materials	$144.8	$120.7
Work in progress	56.2	54.7
Finished goods	130.5	131.8
Total inventory	$331.5	$307.2

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2016 and 2015 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.2	0.1	0.3	0.3
Net amortization and deferral	0.1	0.8	0.2	1.5
Net periodic benefit cost	$0.6	$1.2	$1.1	$2.4

	June 30, 2016	December 31, 2015
Amounts recognized on the balance sheet:
Accrued liabilities	$0.7	$0.7
Other non-current liabilities	17.8	17.0
Total accrued benefit	$18.5	$17.7

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.4	1.7	2.9	3.3
Expected return on plan assets	(2.0)	(2.3)	(4.1)	(4.5)
Net amortization and deferral	0.1	0.2	0.3	0.4
Net periodic benefit credit	$(0.3)	$(0.2)	$(0.5)	$(0.4)

	June 30, 2016	December 31, 2015
Amounts recognized on the balance sheet:
Noncurrent asset	$16.3	$13.6

Accrued liabilities	1.1	0.4
Other non-current liabilities	17.5	15.6
Total accrued benefit	$18.6	$16.0

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we have contributed $0.1 million in each of the first two quarters of 2016 to cover unfunded benefits and expect to contribute a total of $0.5 million in 2016. We contributed $4.9 million to our U.S. non-qualified defined benefit retirement plans during the 2015 fiscal year.

We contributed $2.4 million and $1.3 million to our European defined benefit retirement plans in the second quarters of 2016 and 2015, respectively. Contributions to the defined benefit retirement plans were $2.7 million for each of the six months ended June 30, 2016 and 2015. We plan to contribute approximately $4.8 million during 2016 to these European plans. We contributed $4.3 million to our European plans during the 2015 fiscal year.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and six months ended June 30, 2016 and 2015 were immaterial.

	June 30, 2016	December 31, 2015
Amounts recognized on the balance sheet:
Accrued liabilities	$0.6	$0.6
Other non-current liabilities	4.5	4.7
Total accrued benefit	$5.1	$5.3

In connection with our postretirement plans, we contributed about $0.1 million during each of the six-month periods ended June 30, 2016 and 2015. We periodically fund our postretirement plans to pay covered expenses as they are incurred. Based upon six months of activity, we expect to contribute approximately $0.3 million in 2016 to cover unfunded benefits. We contributed $0.2 million to our postretirement plans during the 2015 fiscal year.

Note 5 –– Debt

	June 30,	December 31,
(In millions)	2016	2015
Current portion of capital lease	$0.8	$-
Short-term borrowings	0.8	-
Senior unsecured credit facility- revolving loan due 2021	410.0	-
Senior unsecured credit facility - revolving loan due 2019	-	280.0
4.7% senior notes due 2025	300.0	300.0
Senior notes - original issue discount and deferred financing costs	(3.4)	(3.5)
Non-current portion of capital lease	0.2	-
Long-term debt	706.8	576.5
Total debt	$707.6	$576.5

   In June 2016, The Company amended and extended its $700 million senior unsecured credit facility (“the Facility”). The maturity of the Facility was extended from September 2019 to June 2021. The amendment provided for a modest reduction in interest costs, as well as less restrictive covenants. The initial interest rate for the revolver (until the third quarter 2016 is reported) is LIBOR + 1.25%. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.875%, depending upon the Company’s leverage ratio. At June 30, 2016 total borrowings under the Facility were $410 million, which approximates fair value. The Facility permits us to issue letters of credit up to an aggregate amount of $40 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of June 30, 2016 we had issued letters of credit under the Facility totaling $2.1 million, resulting in undrawn availability under the Facility as of June 30, 2016 of $287.9 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the  Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The average interest rate on the Facility was 1.9% for the first half of 2016. The average interest rate was 1.8% for 2015.

In June 2016 we also entered into a €60 million term loan.  The loan has two tranches of which the first tranche for €25 million has a three month availability period at a rate of Euribor +1.2% and a final maturity date of June 30, 2023. The second tranche for €35 million has a one year availability period at a rate of Euribor +1.25% and a final maturity date of June 30, 2024. There is a zero percent floor on the Euribor. The loans are payable in annual installments, beginning on June 30, 2017 and June 30, 2019, respectively. There were no amounts outstanding under this loan at June 30, 2016.

In August 2015, the Company issued $300 million aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%. The net proceeds of approximately $296.4 million were initially used to repay, in part, our Senior Unsecured Revolving Credit Facility (the “Facility”). The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The effective interest rate for the outstanding six-month period of 2016 was 4.8%. The fair value of the senior notes based on quoted prices utilizing level 2 inputs was $309.3 million at June 30, 2016.

Note 6 — Derivative Financial Instruments

Interest Rate Swap Agreements

As of June 30, 2016 the Company had two agreements to swap $50 million each of floating rate obligations for fixed rate obligations at an average of 1.03% and 0.89% against LIBOR in U.S. dollars. Of the total of $100 million of swaps outstanding at June 30, 2016, $50 million matures on each of September 2016 and March 2017. All of the swaps were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all of the principal terms of the swaps matched the terms of the bank loans. The fair value of interest rate swaps was a liability of $0.1 million at June 30, 2016 and December 31, 2015.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling.  We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through December 2018, which we account for as cash flow hedges.  The aggregate notional amount of these contracts was $415.8 million and $417.5 million at June 30, 2016 and December 31, 2015, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers.  These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, losses of $15.1 million and $9.3 million, respectively, were recorded in other comprehensive income (“OCI”) for the three and six months ended June 30, 2016, and gains of $7.6 million and losses of $16.0 million for the three and six months ended June 30, 2015.  We classified the carrying amount of these contracts of $1.2 million in other assets and $23.0 million in other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2016 and $0.9 million in other assets and $22.1 million classified in other liabilities at December 31, 2015.  During the three and six months ended June 30, 2016, we recognized net losses of $3.4 million and $8.5 million in gross margin, respectively. During the three and six months ended June 30, 2015, we recognized net losses of $5.2 million and $8.8 million in gross margin, respectively. For the quarters ended June 30, 2016 and 2015, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations.  There are no credit contingency features in these derivatives. During the quarters ended June 30, 2016 and 2015, we recognized net foreign exchange losses of $1.6 million and net foreign exchange gains of $2.5 million, respectively, in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2016 and 2015, we recognized net foreign exchange gains of $2.7 million and $2.5 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.1 million classified in other assets and $1.4 million in other liabilities and $0.4 million classified in other assets and $0.4 million in other liabilities on the June 30, 2016 and December 31, 2015 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended June 30, 2016 and 2015 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Unrealized losses at beginning of period, net of tax	$(5.7)	$(25.2)	$(15.0)	$(9.2)
Losses reclassified to net sales	1.7	4.7	6.1	7.4
(Decrease) increase in fair value	(12.5)	5.3	(7.6)	(13.4)
Unrealized losses at end of period, net of taxes	$(16.5)	$(15.2)	$(16.5)	$(15.2)

We expect to reclassify $10.6 million of unrealized losses into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

     The income tax provision for the quarter ended June 30, 2016 was $28.7 million. The effective tax rate for the second of quarter of 2016 was 30.5% as compared to a 30.6% effective tax rate for the second quarter of 2015.

     The income tax provision for the six-month period ended June 30, 2016 was $51.4 million, an effective tax rate of 29.8%. Effective for the quarter ended March 31, 2016, the Company early adopted Accounting Standards Update No. 2016-09 (ASU 2016-09) "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized to APIC and shortfalls were only recognized to the extent they exceed the pool of windfall tax benefits.

     As a result of the adoption a tax benefit of $1.2 million was recorded in the first six months of 2016 reflecting the excess tax benefits. The adoption was on a prospective basis and therefore had no impact on prior years.  The company also recorded an adjustment to opening retained earnings of $0.4 million to recognize U.S. net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to APIC because they did not reduce income taxes payable, see Note 1. Excluding this discrete benefit, our effective tax rate was 30.5% for the six-month period of 2016.

     The 2015 six-month period income tax provision of $39.9 million included $11.6 million of benefits primarily related to the release of reserves for uncertain tax positions.  Excluding these discrete benefits, our effective tax rate for the six months was 30.6%.

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs. For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $1.3 million and $24.6 million, respectively at June 30, 2016. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

●	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was a liability of $0.1 million at June 30, 2016.
●

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at June 30, 2016 was $1.3 million and $24.5 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2016 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our operating segments for the quarters and six months ended June 30, 2016 and 2015 is as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions	Materials	Products	Other (a)	Total
Second Quarter 2016
Net sales to external customers	$425.3	$97.3	$—	$522.6
Intersegment sales	18.9	—	(18.9)	—
Total sales	444.2	97.3	(18.9)	522.6
Operating income	101.6	11.7	(13.2)	100.1
Depreciation and amortization	21.4	1.8	0.1	23.3
Stock-based compensation	1.1	0.3	0.9	2.3
Accrual basis additions to capital expenditures	67.2	1.7	—	68.9

Second Quarter 2015
Net sales to external customers	$373.5	$102.2	$—	$475.7
Intersegment sales	19.9	—	(19.9)	—
Total sales	393.4	102.2	(19.9)	475.7
Operating income	91.2	14.4	(15.0)	90.6
Depreciation and amortization	17.3	1.5	0.1	18.9
Stock-based compensation	1.1	0.2	1.1	2.4
Accrual basis additions to capital expenditures	71.6	3.4	—	75.0

Six Months Ended June 30, 2016
Net sales to external customers	$821.1	$199.2	$—	$1,020.3
Intersegment sales	37.0	—	(37.0)	—
Total sales	858.1	199.2	(37.0)	1,020.3
Operating income	192.4	23.9	(32.3)	184.0
Depreciation and amortization	41.8	3.6	0.1	45.5
Stock-based compensation	4.2	0.9	7.7	12.8
Accrual basis additions to capital expenditures	137.2	5.0	—	142.2

Six Months Ended June 30, 2015
Net sales to external customers	$740.9	$206.6	$—	$947.5
Intersegment sales	40.3	0.1	(40.4)	—
Total sales	781.2	206.7	(40.4)	947.5
Operating income	180.4	29.1	(36.3)	173.2
Depreciation and amortization	34.0	3.0	0.2	37.2
Stock-based compensation	4.7	0.7	9.0	14.4
Accrual basis additions to capital expenditures	133.7	7.8	—	141.5
_________________

We do not allocate Corporate expenses to the operating segments

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	June 30, 2016	December 31, 2015
Composite Materials	$58.8	$42.8
Engineered Products	16.0	16.1
Goodwill and intangible assets	$74.8	$58.9

Goodwill and intangible assets increased by $15.9 million in 2016 primarily due to the Formax acquisition, partially offset by foreign exchange rates. No impairments have been recorded against these amounts.

Note 10 — Business Acquisition and Investments in Affiliates

In the second quarter of 2016, we acquired a 10.3% interest in Oxford Performance Materials (“OPM”) for $15.0 million. OPM produces thermoplastic, carbon fiber reinforced 3D printed parts primarily for Commercial Aerospace and Space and Defense applications. In addition, if OPM achieves certain milestones within an 18 month period or at Hexcel’s discretion, the Company will invest an additional $10 million, increasing its investment in OPM to 16.1%. We account for this investment using the cost method. We also issued an 8% convertible secured promissory note to Luminati Aerospace LLC (“Luminati”), in the amount of $10 million. Luminati is an aerospace technology company focusing on research, development, testing, and manufacturing of next generation solar-electric unmanned aerial vehicles, or UAVs.  The note matures in 2023 and the principal and interest are convertible to a 17.2% interest in Luminati. The note will convert upon Luminati achieving certain milestones or at Hexcel’s discretion.

On January 5, 2016 the Company acquired the remaining 50% of Formax (UK) Limited (“Formax”) for $12 million of which $8.6 million was paid on closing and the remaining will be paid in installments over the next four years. The Company previously acquired a 50% interest in the privately-owned company in December 2014.

Located in Leicester, U.K., Formax is a leading manufacturer of composite reinforcements, specializing in the production of lightweight carbon multi-axials and highly engineered glass fiber and aramid fiber fabrics. The total purchase price, net of cash acquired and including the 50% interest acquired in December 2014, was $22 million and the assumption of long-term debt of $8.2 million.

The step acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity.  Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The Company engaged a third party to assist with the valuation of assets including property plant and equipment and intangible assets. The fair value of the property, plant and equipment was based upon the assessed value of the land, which was determined to approximate fair value, as well as the income approach in determining the fair value of building improvements and equipment.  The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities.  The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, of $10.2 million was allocated to goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the integration of our products and technologies with those of Formax, costs synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Formax.

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

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the river. The ROD calls for capping and dredging of the lower eight miles of the river, with the placement of an engineered cap over the entire eight miles, at an expected cost ranging from $0.97 billion to $2.07 billion, according to the EPA. Now that it has issued the final ROD, the EPA will seek to hold some combination of the PRPs liable to perform the work selected through the ROD. At this point, we have not yet determined our allocable share of performing the selected remedy. However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company has determined that its accrual is sufficient at this time. The accrual balance was $2.2 million and $1.9 million as of June 30, 2016 and December 31, 2015, respectively. Despite the issuance of the final ROD, there continue to be many uncertainties associated with the selected remedy and the Company’s allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies on its upgradient site and is operating those pursuant to an order agreed with the State of Washington. We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order. The Department of Ecology has recently approved a reduced number of wells and a reduced pumping volume for Hexcel’s wells on its property and agreed with a plan for more active remediation going forward. The total accrued liability related to this matter was $0.4 million and $0.5 million at June 30, 2016 and December 31, 2015, respectively.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established a PRP Group, the “Omega PRP Group”, and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.7 million and $0.3 million at June 30, 2016 and at December 31, 2015, respectively.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lodi, New Jersey; Lower Passaic River; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of June 30, 2016, our aggregate environmental related accruals were $3.5 million, of which $1.8 million was included in accrued liabilities with the remainder included in non-current liabilities.  As of December 31, 2015, our aggregate environmental related accruals were $2.9 million, of which $1.1 million was included in accrued liabilities with the remainder included in non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued at the high end of the range of possible outcomes for those sites where we are able to estimate our liability, our accrual would have been $16 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, amount of insurance coverage, and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarters ended June 30, 2016 and 2015 was $0.4 million and $1.0 million, respectively, and $0.5 million and $2.3 million for the six months ended June 30, 2016 and 2015. In addition, our operating costs relating to environmental compliance charged to expense were $2.6 million and $3.3 million for the quarters ended June 30, 2016 and 2015, respectively, and $4.9 million and $6.4 million for the six-month periods ended June 30, 2016 and 2015, respectively. Capital expenditures for environmental matters were $2.9 million and $1.8 million for the quarters ended June 30, 2016 and 2015, respectively, and $4.8 million and $2.4 million for the six-month periods ended June 30, 2016 and 2015, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate. Warranty expense for the quarter ended June 30, 2016, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2015	$6.1
Warranty expense	1.7
Deductions and other	(1.1)
Balance as of March 31, 2016	$6.7
Warranty expense	1.1
Deductions and other	(0.8)
Balance as of June 30, 2016	$7.0

Note 12 — Stock Repurchase Plan

In October 2015, our Board authorized the repurchase of $250 million of the Company’s stock (“2015 Repurchase Plan”). During the first half of 2016 the Company spent $54.9 million to repurchase our common stock under the 2015 Repurchase Plan. As of June 30, 2016, the Company has $149 million remaining under the 2015 Repurchase Plan.

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

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe and Russia.  We are also a 50% partner in a joint venture in Malaysia, which manufactures composite structures for Commercial Aerospace applications. In the second quarter of 2016, the Company invested a total of $25 million in two new affiliates. The investments are each below a 20% ownership level.

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

Net sales for the quarter were $522.6 million, 9.9% higher (10.2% higher in constant currency) than the $475.7 million reported for the second quarter of 2015.  Year to date net sales were 7.7% higher in constant currency. The growth was led by the commercial aerospace market, which accounts for 70% of our year to date sales.

Commercial aerospace sales of $368.4 million increased 13.5% for the quarter (14.3% in constant currency) as compared to the second quarter of 2015 and increased 11.4% (11.3% in constant currency) for the six-month period as compared to 2015. Combined revenues attributed to new aircraft programs (B787, A350 XWB, A320neo, and B737 MAX) increased more than 50% versus the second quarter and first six months of last year with A350 XWB shipments leading the growth.  Sales for Airbus and Boeing legacy aircraft were down slightly compared to the second quarter of 2015, but higher than the second half 2015 run rate.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down about 15% compared to the strong second quarter of 2015, but sales for the first half of 2016 were about 10% above the second half 2015.

Space & Defense sales of $81.8 million decreased 7.0% (7.6% in constant currency) for the quarter as compared to the second quarter of 2015. Rotorcraft accounts for just over half of Space & Defense sales and, while they accounted for the majority of the decrease over last year, sales for both military and commercial rotorcraft were higher than each of the preceding three quarters. The first half sales are down 8.9% (9.1% in constant currency) compared to the prior year.

Total Industrial sales of $72.3 million for the second quarter of 2016 were 14.8% higher (14.4% in constant currency) than the second quarter of 2015. Wind energy sales (which account for more than half of the total Industrial sales) were up mid-single digits compared to last year, with the rest of the growth in Industrial sales coming from the Formax acquisition.  Sales for the first half of 2016 were up 11.8% (12.5% in constant currency) over the second half of 2015.

Gross margin for the second quarter was 28.8% compared to 29.2% in the second quarter of 2015 as both periods reflected strong operating performance. Exchange rates did not impact the gross margin percentage for the second quarter of 2016 as compared to 2015.

Selling, general and administrative expenses were modestly higher than the second quarter of 2015. Research and technology expenses in the second quarter of 2016 of $11.6 million were $1.2 million higher than the comparable 2015 period and expenses for the first half of 2016 are just higher than the comparable period in 2015.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first half of 2016 was a use of $21 million versus a use of $116 million in 2015. Cash provided by operating activities was $135 million compared to $50 million in 2015, as working capital used $72 million as compared to $135 million use in the first half of 2015. Our working capital has seasonal fluctuations and is expected to be a modest source of cash in the second half of 2016..  Cash used for capital expenditures was $156 million in the first half of 2016 compared to $166 million in the 2015 period. Accrual basis additions to capital expenditures were $142 million in both 2016 and 2015. We expect accrual basis capital expenditures to be in the $280 million to $320 million range in 2016, as we continue to expand capacity to meet the planned needs of our customers.

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2016	2015	% Change	2016	2015	% Change
Net sales	$522.6	$475.7	9.9%	$1,020.3	$947.5	7.7%
Net sales change in constant currency			10.2%			7.7%
Operating income	100.1	90.6	10.5%	184.0	173.2	6.2%
As a percentage of net sales	19.2%	19.0%		18.0%	18.3%
Net income	66.1	61.7	7.1%	122.1	129.8	(5.9)%
Diluted net income per common share	$0.70	$0.63	11.1%	$1.29	$1.32	(2.3)%

Non-GAAP measures:
Adjusted net income	$66.4	$61.7	7.6%	$122.4	$118.2	3.6%
Adjusted diluted earnings per share	$0.70	$0.63	11.1%	$1.29	$1.21	6.6%

The Company’s performance measurements include sales measured in constant dollars, net income adjusted for special items and free cash flow, all of which are non-GAAP measures.  Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results.  Special items represent significant charges or credits that are important to understanding Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.  The following is a reconciliation from GAAP to non-GAAP amounts.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Net income	$66.1	$61.7	$122.1	$129.8
Accelerated amortization of deferred financing costs (a)	0.3		0.3
Discrete tax items (b)	—	—	—	(11.6)
Adjusted net income (Non-GAAP)	$66.4	$61.7	$122.4	$118.2

(a)	Accelerated amortization of deferred financing costs related to our previous senior unsecured credit facility (net of taxes), which was refinanced in the second quarter of 2016.
(b)	The quarter ended June 30, 2015 included benefits of $11.6 million primarily related to the release of reserves for uncertain tax positions.

	Six Months Ended June 30,
(In millions)	2016	2015
Net cash provided by operating activities	$134.9	$50.2
Less: Capital expenditures	(156.0)	(166.3)
Free cash flow (Non-GAAP)	$(21.1)	$(116.1)

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended June 30, 2016 and 2015:

	Quarter Ended June 30,				Six Months Ended June 30,
(In millions)	2016	2015	% Change		2016	2015	% Change
Consolidated Net Sales	$522.6	$475.7	9.9%		$1,020.3	$947.5	7.7%
Commercial Aerospace	368.5	324.7	13.5%		718.8	645.0	11.4%
Space & Defense	81.8	88.0	(7.0)%		161.1	176.9	(8.9)%
Industrial	72.3	63.0	14.8%		140.4	125.6	11.8%

Composite Materials	$425.3	$373.5	13.9%		$821.1	$740.9	10.8%
Commercial Aerospace	288.0	244.0	18.0%		552.3	481.8	14.6%
Space & Defense	65.0	67.4	(3.6)%		128.4	137.1	(6.3)%
Industrial	72.3	62.1	16.4%		140.4	122.0	15.1%

Engineered Products	$97.3	$102.2	(4.8)%		$199.2	$206.6	(3.6)%
Commercial Aerospace	80.5	80.7	(0.2	) %	166.5	163.2	2.0%
Space & Defense	16.8	20.6	(18.4)%		32.7	39.8	(17.8)%
Industrial	—	0.9	N/A	%	—	3.6	N/A %

Sales by Segment

Composite Materials: Net sales of $425.3 million in the second quarter of 2016 increased $51.8 million over the $373.5 million in the prior year driven by an 18.0% increase in Commercial Aerospace sales partially offset by a decline in Space & Defense sales. Space & Defense sales declined 3.6% compared to the second quarter of 2015 primarily due to lower rotorcraft sales.  Industrial sales increased 14.8% as wind had mid-single digit sales increase and the rest from the Formax acquisition. The increase of 10.8% in net sales to $821.1 million for the first half of 2016 was also driven by Commercial Aerospace and Industrial, partially offset by a modest decline in Space and Defense sales.

Engineered Products: Net sales of $97.3 million in the second quarter of 2016 decreased $4.9 million from the $102.2 million for 2015 as driven by a decline in Space & Defense sales, particularly rotorcraft sales. The decrease of 3.6% in net sales to $199.2 million for the first half of 2016 was driven by a decline in Space & Defense sales as rotorcraft sales were lower. There were no significant sales to the Industrial market from this segment.

Sales by Market

Commercial Aerospace: Net sales increased $43.8 million, or 13.5% (14.3% in constant currency), to $368.5 million for the second quarter of 2016. Net sales for the six months ended June 30, 2016 increased $73.8 million or 11.4% (11.3% on a constant currency basis) to $718.8 million. Revenues attributed to new aircraft programs (B787, A350 XWB, A320neo, and B737 MAX) increased more than 50% versus the second quarter and first six months of last year with the A350 XWB shipments leading the growth.  Sales for Airbus and Boeing legacy aircraft were down modestly compared to the second quarter of 2015, but above the second half 2015 run rate.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down about 15% compared to the strong second quarter of 2015, but sales for the first half of 2016 were about 10% above the second half 2015.  For the first half of 2016 sales were 15% lower than the comparable period in 2015.

Space & Defense: Net sales of $81.8 million decreased 7.0% (7.6% in constant currency) for the quarter as compared to the second quarter of 2015. The first half sales are down 8.9% (9.1% in constant currency). Rotorcraft accounts for just over half of Space & Defense sales and accounted for all of the decrease from last year, as sales were at the same run rate as the second half of 2015.

Industrial: Net sales of $72.3 million for the second quarter of 2016 were 14.8% higher (14.4% in constant currency) than the second quarter of 2015. Sales for the first half of 2015 were 11.8% higher (12.5% in constant currency) over the first half of 2015.   Wind energy sales (which account for more than half of the total Industrial sales) were up mid-single digits compared to last year, with the rest of the growth in Industrial sales coming from the Formax acquisition.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	% Change	2016	2015	% Change
Gross margin	$150.3	$139.1	8.1%	$293.3	$280.9	4.4%
Percentage of sales	28.8%	29.2%		28.7%	29.6%

We achieved a gross margin percentage of 28.8% compared to 29.2% in the second quarter of 2015, as both periods reflected strong operating performance.  Gross margin of 28.7% in the first half of 2016, as compared to last year at 29.6%, reflects the start-up of several new production lines in the first half of the year for additional capacity to support our forecasted growth.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	% Change	2016	2015	% Change
SG&A expense	$38.6	$38.1	1.3%	$86.0	$84.8	1.4%
Percentage of sales	7.4%	8.0%		8.4%	8.9%

R&T expense	$11.6	$10.4	11.5%	$23.3	$ 22.9	1.7%
Percentage of sales	2.2%	2.2%		2.3%	2.4%

Selling, general and administrative expenses were slightly higher for the second quarter and first six months of 2016 as compared to the comparable periods in 2015. Research and technology expenses in the second quarter of 2015 of $11.6 million were $1.2 million higher than the comparable 2015 period and expenses for the first half of 2016 were slightly higher than the comparable period in 2015.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	% Change	2016	2015	% Change
Consolidated operating income	$100.1	$90.6	10.5%	$184.0	$173.2	6.2%
Operating margin	19.2%	19.0%		18.0%	18.3%

Composite Materials	101.6	91.2	11.4%	192.4	180.4	6.7%
Operating margin	22.7%	23.2%		22.3%	23.1%
Engineered Products	11.7	14.4	(18.8)%	23.9	29.1	(17.9)%
Operating margin	12.0%	14.1%		12.0%	14.1%
Corporate & Other	(13.2)	(15.0)	11.3%	(32.3)	(36.3)	11.0%

Operating income in the second quarter of 2016 was $100.1 million or 19.2% of sales as compared to $90.6 million or 19.0% of sales in 2015. The second quarter and first half of 2016 were both favorably impacted from exchange rates by about 20 and 50 basis points compared to 2015 periods. For the first half of 2016, depreciation and amortization expense was $8.3 million higher than the comparable period for 2015.

Our Engineered Products segment had a 12.0% operating margin for the second quarter of 2016 as compared to the 14.1% last year. This segment is becoming more competitive, as well as there is a learning curve in this segment for new programs as they start-up. Margins in this segment will see volatility, especially as we wind down mature programs and transition to new programs.

Interest Expense, Net

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	% Change	2016	2015	% Change
Interest expense, net	$5.7	$2.5	128.0%	$11.3	$4.4	156.8%

Interest expense for the second quarter and six months ended June 30, 2016 increased over the comparable period of 2015 due to higher average interest rate on debt outstanding as a result of the Company issuing, in August 2015, $300 million aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  In addition, debt increased as we continue to invest in capacity, while also returning funds to stockholders through stock buyback and dividends.

Provision for Income Taxes

	Quarter Ended June 30		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Income tax expense	$28.7	$27.0	$51.4	$39.9
Effective tax rate	30.5%	30.6%	29.8%	23.6%

Our effective tax rate for the quarter was 30.5% as compared to 30.6% in 2015.  The first six months of 2016 had a benefit of $1.2 million from the early adoption of Accounting Standards Update 2016-09 regarding the accounting for share-based payments. The adoption was on a prospective basis and therefore had no impact on prior years. Excluding this discrete benefit, our effective tax rate was 30.5%, in line with our full year expectations. The tax provision for the first six months of 2015 included an $11.6 million benefit related to the release of reserves for uncertain tax positions. Excluding the $11.6 million benefit, the year-to-date tax rate was 30.6%.

Financial Condition

Liquidity: As of June 30, 2016, our total debt, net of cash, was $669 million, as compared to $525 million at December 31, 2015. The increase in debt primarily reflects $55 million in stock repurchases, dividend payments of $19 million and $33 million of investments and the assumption of approximately $8 million of debt from the Formax acquisition.  In June 2016, The Company amended and extended its $700 million senior unsecured credit facility (“the Facility”). The maturity of the Facility extends from September 2019 to June 2021. The amendment also provides for a modest reduction in interest costs, as well as less restrictive covenants. The initial interest rate for the revolver is LIBOR + 1.25%. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.875%, depending upon the Company’s leverage ratio. At June 30, 2016, total borrowings under our $700 million Senior Unsecured Credit Facility (the “Facility”) were $410 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of June 30, 2016, we had issued letters of credit under the Facility totaling $2.1 million, resulting in undrawn availability under the Facility as of June 30, 2016 of $287.9 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility. In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. As of June 30, 2016, we were in compliance with all debt covenants and expect to remain in compliance.

In June 2016 we also entered into a €60 million term loan.  The loan has two tranches of which the first tranche for €25 million has a three month availability period at a rate of Euribor +1.2% and a final maturity date of June 30, 2023. The second tranche for €35 million has a one year availability period at a rate of Euribor +1.25% and a final maturity date of June 30, 2024. The loans are payable in annual installments, beginning on June 30, 2017 and June 30, 2019, respectively. There were no amounts outstanding under this loan at June 30, 2016.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of June 30, 2016, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2021when the Facility expires.

Operating Activities: Net cash provided by operating activities was $135 million in the first six months of 2016, as compared to net cash provided by operating activities of $50 million in the first six months of 2015. Working capital usage in the 2016 period was $72 million versus a usage of $135 million in the comparable period of 2015, primarily due to timing.

Investing Activities: Net cash used for investing activities was $190 million and $166 million in the first six months of 2016 and the first six months of 2015 was primarily for capital expenditures. 2016 also includes $25 million of investments in affiliates and $8.6 million for the Formax acquisition as discussed below.

In the second quarter of 2016, we acquired a 10.3% interest in Oxford Performance Materials (“OPM”) for $15.0 million. OPM produces thermoplastic, carbon fiber reinforced 3D printed parts for Commercial Aerospace and Space and Defense applications. In addition, if OPM achieves certain milestones within an 18 month period or at Hexcel’s discretion, the Company will invest an additional $10 million, increasing its investment in OPM to 16.1%. We account for this investment using the cost method. We also issued an 8% convertible secured promissory note to Luminati Aerospace LLC (“Luminati”), in the amount of $10 million. Luminati is an aerospace technology company focusing on research, development, testing, and manufacturing of next generation solar-electric unmanned aerial vehicles, or UAVs. The note matures in 2023 and the principal and interest are convertible to a 17.2% interest in Luminati. The note will convert upon Luminati achieving certain milestones or at Hexcel’s discretion.

In addition, in January 5, 2016 the Company acquired the remaining 50% ownership of Formax (UK) Limited (“Formax”) The Company previously acquired a 50% interest in the privately-owned company in December 2014. Located in Leicester, U.K., Formax is a leading manufacturer of composite reinforcements, specializing in the production of lightweight carbon multi-axials and highly engineered glass fiber and aramid fiber fabrics.

The step acquisition was accounted for under the acquisition method of accounting. Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The Company engaged a third party to assist with the valuation of assets including property plant and equipment and intangible assets. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, of $10.2 million was allocated to goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the integration of our products and technologies with those of Formax, cost synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Formax.

Financing Activities: Financing activities generated $42 million and $84 million of net cash in the first half of 2016 and 2015, respectively. The first half of 2016 primarily reflects increased borrowings of $123 million from the Facility less $75 million returned to stockholders from stock repurchases and dividends.

In 2016, the Company repurchased $55 million of shares of common stock under the 2015 Repurchase Plan. In October 2015, our Board authorized the repurchase of $250 million of the Company’s stock (“2015 Repurchase Plan”) and now has $149 million remaining under the 2015 Repurchase Plan.

Financial Obligations and Commitments: As of June 30, 2016, we had $0.8 million in current maturities of a capital lease that was an obligation assumed from the Formax acquisition.

The next significant scheduled debt maturity will not occur until 2021, the year the senior unsecured credit facility matures. Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey; Lodi, New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of June 30, 2016, our aggregate environmental related accruals were $3.5 million, of which $1.8 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, except for the Lodi site, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, amount of insurance coverage, and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels, particularly where raw materials are obtained from a single or limited number of sources and cannot be substituted by unqualified alternatives; manufacturing capacity constraints; uncertainty regarding the likely exit of the U.K. from the European Union; unforeseen vulnerability of our network and systems to interruptions or failures; and the availability, terms and deployment of capital.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2016 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2016	—	$	N/A	—		$169,050,231
May 1 — May 31, 2016	656		42.92	656		169,022,057
June 1 — June 30, 2016	464,002		43.04	464,002		149,050,529
Total	464,658		$43.04	464,658	(1)	$149,050,529

(1)	In October 2015, our Board authorized us to repurchase $250 million of our outstanding common stock, of which $149 million remains at June 30, 2016.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

July 20, 2016	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Senior Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.