Form 10-Q
period 2016-09-30
HEXCEL CORP /DE/
filed 2016-10-19
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended  September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 14, 2016
COMMON STOCK	91,760,952

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In millions)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$45.7	$51.8
Accounts receivable, net	254.4	234.0
Inventories	315.1	307.2
Prepaid expenses and other current assets	25.9	40.8
Total current assets	641.1	633.8

Property, plant and equipment	2,341.2	2,099.4
Less accumulated depreciation	(751.5)	(673.8)
Property, plant and equipment, net	1,589.7	1,425.6

Goodwill and other intangible assets	73.9	58.9
Investments in affiliated companies	48.3	30.4
Other assets	37.6	38.7
Total assets	$2,390.6	$2,187.4

Liabilities and Stockholders' Equity
Current liabilities:
Current portions of capital lease and term loan	$4.7	$—
Accounts payable	149.3	148.9
Accrued liabilities	122.6	143.7
Total current liabilities	276.6	292.6

Commitments and contingencies (see Note 11)

Long-term debt	670.2	576.5
Other non-current liabilities	184.4	138.7
Total liabilities	1,131.2	1,007.8

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 106.6 shares and 106.0 shares issued at September 30, 2016 and December 31, 2015	1.1	1.1
Additional paid-in capital	735.0	715.8
Retained earnings	1,205.2	1,044.4
Accumulated other comprehensive loss	(132.8)	(123.9)
	1,808.5	1,637.4
Less – Treasury stock, at cost, 14.7 shares at September 30, 2016, and 12.5 shares at December 31, 2015	(549.1)	(457.8)
Total stockholders' equity	1,259.4	1,179.6
Total liabilities and stockholders' equity	$2,390.6	$2,187.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Net sales	$500.5	$448.8	$1,520.8	$1,396.3
Cost of sales	364.8	324.7	1,091.8	991.3
Gross margin	135.7	124.1	429.0	405.0
Selling, general and administrative expenses	35.1	35.5	121.1	120.3
Research and technology expenses	11.5	10.6	34.8	33.5
Operating income	89.1	78.0	273.1	251.2
Interest expense, net	5.5	4.6	16.8	9.0
Non-operating expense	—	—	0.4	—
Income before income taxes, and equity in earnings from affiliated companies	83.6	73.4	255.9	242.2
Provision for income taxes	16.1	20.7	67.5	60.6
Income before equity in earnings from affiliated companies	67.5	52.7	188.4	181.6
Equity in earnings from affiliated companies	0.7	0.8	1.9	1.7
Net income	$68.2	$53.5	$190.3	$183.3
Basic net income per common share:	$0.74	$0.56	$2.04	$1.91
Diluted net income per common share:	$0.72	$0.55	$2.01	$1.88
Weighted-average common shares:
Basic	92.7	95.8	93.1	96.2
Diluted	94.1	97.3	94.6	97.7

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net Income	$68.2	$53.5	$190.3	$183.3
Currency translation adjustments	(0.4)	(2.9)	(11.0)	(35.7)
Net unrealized pension and other benefit actuarial gains and prior service credits	0.4	0.8	1.9	0.8
Net unrealized gains (losses) on financial instruments (net of tax)	1.7	3.6	0.2	(2.4)
Total other comprehensive income (loss)	1.7	1.5	(8.9)	(37.3)
Comprehensive income	$69.9	$55.0	$181.4	$146.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2016	2015
Cash flows from operating activities
Net income	$190.3	$183.3
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	69.0	56.5
Amortization of deferred financing costs and debt discount	1.4	0.8
Deferred income taxes	50.5	39.3
Equity in earnings from affiliated companies	(1.9)	(1.7)
Stock-based compensation	13.6	15.2
Excess tax benefits on stock-based compensation	—	(9.2)

Changes in assets and liabilities:
Increase in accounts receivable	(16.8)	(38.9)
Increase in inventories	(5.0)	(46.2)
Increase in prepaid expenses and other current assets	(7.3)	(6.0)
Decrease in accounts payable/accrued liabilities	(9.1)	(26.0)
Other – net	2.1	(2.8)
Net cash provided by operating activities	286.8	164.3

Cash flows from investing activities
Capital expenditures	(231.8)	(249.3)
Acquisition of business and investments and advances to affiliates	(33.6)	—
Net cash used for investing activities	(265.4)	(249.3)

Cash flows from financing activities
Proceeds from senior unsecured credit facility	63.0	—
Proceeds from Euro term loan	27.4	—
Proceeds from issuance of senior notes	—	300.0
Repayment of senior unsecured credit facility	—	(115.0)
Other debt, net	(0.4)	(1.2)
Issuance costs related to credit facilities	(1.7)	—
Deferred financing costs and discount related to long-term debt	—	(3.6)
Dividends paid	(29.7)	(28.9)
Repurchase of stock	(84.9)	(100.0)
Activity under stock plans	(1.0)	13.2
Net cash (used for) provided by financing activities	(27.3)	64.5
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(7.2)
Net decrease in cash and cash equivalents	(6.1)	(27.7)
Cash and cash equivalents at beginning of period	51.8	70.9
Cash and cash equivalents at end of period	$45.7	$43.2
Supplemental data:
Accrual basis additions to property, plant and equipment	$232.6	$227.8

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

Investments in Affiliated Companies

We have a 50% equity ownership investment in a joint venture Aerospace Composites Malaysia Sdn. Bhd. (“ACM”).  This investment is accounted for using the equity method of accounting. In the second quarter of 2016, the Company invested a total of $25.0 million in two new affiliates. The investments are each below a 20% ownership level and the Company accounts for these investments using the cost method.

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

The Company early adopted ASU 2016-09 effective for the quarter ended March 31, 2016.  As a result of the adoption, tax benefits of $1.2 million and $2.4 million were recorded in the quarter and first nine months of 2016 reflecting the excess tax benefits. The adoption was on a prospective basis and therefore had no impact on prior years.  The Company also recorded an adjustment to opening retained earnings of $0.4 million to recognize U.S. net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to APIC because they did not reduce income taxes payable.

Note 2 — Net Income per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Basic net income per common share:
Net income	$68.2	$53.5	$190.3	$183.3
Weighted average common shares outstanding	92.7	95.8	93.1	96.2
Basic net income per common share	$0.74	$0.56	$2.04	$1.91

Diluted net income per common share:
Net income	$68.2	$53.5	$190.3	$183.3

Weighted average common shares outstanding — Basic	92.7	95.8	93.1	96.2
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.5	0.5	0.5
Stock options	1.0	1.0	1.0	1.0
Weighted average common shares outstanding — Dilutive	94.1	97.3	94.6	97.7

Dilutive net income per common share	$0.72	$0.55	$2.01	$1.88

Total shares underlying stock options of 0.4 million and 0.5 million were excluded from the computation of diluted net income per share for the quarter and nine months ended September 30, 2016,  respectively, as they were anti-dilutive. Total shares underlying stock options of 0.1 million were excluded from the computation of diluted net income per share for the quarter and nine months ended September 30, 2015 as they were anti-dilutive.

Note 3 — Inventories

	September 30,	December 31,
(In millions)	2016	2015
Raw materials	$129.2	$120.7
Work in progress	49.3	54.7
Finished goods	136.6	131.8
Total inventory	$315.1	$307.2

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine months ended September 30, 2016 and 2015 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.2	$0.9	$0.8
Interest cost	0.2	0.1	0.5	0.4
Net amortization and deferral	—	0.1	0.2	1.6
Net periodic benefit cost	$0.5	$0.4	$1.6	$2.8

	September 30, 2016	December 31, 2015
Amounts recognized on the balance sheet:
Accrued liabilities	$0.7	$0.7
Other non-current liabilities	18.2	17.0
Total accrued benefit	$18.9	$17.7

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	1.5	1.6	4.4	4.9
Expected return on plan assets	(2.1)	(2.3)	(6.2)	(6.8)
Net amortization and deferral	0.2	0.3	0.5	0.7
Net periodic benefit credit	$(0.2)	$(0.2)	$(0.7)	$(0.6)

	September 30, 2016	December 31, 2015
Amounts recognized on the balance sheet:
Noncurrent asset	$17.6	$13.6

Accrued liabilities	0.9	0.4
Other non-current liabilities	17.8	15.6
Total accrued benefit	$18.7	$16.0

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we have contributed approximately $0.1 million for the first nine months of 2016 to cover unfunded benefits and expect to contribute a total of $0.2 million in 2016. We contributed $4.9 million to our U.S. non-qualified defined benefit retirement plans during 2015.

We contributed $1.2 million and $1.3 million to our European defined benefit retirement plans in the third quarters of 2016 and 2015, respectively. Contributions to the defined benefit retirement plans were $4.9 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively. We plan to contribute approximately $6.0 million during 2016 to these European plans. We contributed $4.3 million to our European plans during 2015.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and nine months ended September 30, 2016 and 2015 were immaterial.

	September 30, 2016	December 31, 2015
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$0.6
Other non-current liabilities	4.7	4.7
Total accrued benefit	$5.2	$5.3

In connection with our postretirement plans, we contributed about $0.1 million during each of the nine-month periods ended September 30, 2016 and 2015. We periodically fund our postretirement plans to pay covered expenses as they are incurred. Based upon nine months of activity, we expect to contribute approximately $0.2 million in 2016 to cover unfunded benefits. We contributed $0.2 million to our postretirement plans during 2015.

Note 5 –– Debt

	September 30,	December 31,
(In millions)	2016	2015
Current portion of capital lease	$0.8	$—
Current portion of Euro term loan	3.9	—
Current portion of debt	4.7	$—
Senior unsecured credit facility- revolving loan due 2021	350.0	—
Non-current portion of Euro term loan	23.5
Senior unsecured credit facility - revolving loan due 2019	—	280.0
4.7% senior notes due 2025	300.0	300.0
Senior notes - original issue discount and deferred financing costs	(3.3)	(3.5)
Long-term debt	670.2	576.5
Total debt	$674.9	$576.5

   In June 2016, the Company amended and extended its $700 million senior unsecured credit facility (“the Facility”). The maturity of the Facility was extended from September 2019 to June 2021. The amendment provided for a modest reduction in interest costs, as well as less restrictive covenants. The interest rate for the revolver is LIBOR + 1.25%. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.875%, depending upon the Company’s leverage ratio. At September 30, 2016 total borrowings under the Facility were $350 million, which approximates fair value. The Facility permits us to issue letters of credit up to an aggregate amount of $40 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of September 30, 2016 we had issued letters of credit under the Facility totaling $2.1 million, resulting in undrawn availability under the Facility as of September 30, 2016 of $347.9 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the  Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The average interest rate on the Facility was 1.8% for the nine months of 2016. The average interest rate was 1.8% for 2015.

In June 2016 we also entered into a €60 million ($67.4 million) term loan.  The loan has two tranches of which the first tranche for €25 million has a six month availability period at a rate of Euribor +1.2% and a final maturity date of June 30, 2023. The second tranche for €35 million has a one year availability period at a rate of Euribor +1.25% and a final maturity date of June 30, 2024. There is a zero percent floor on the Euribor. The loans are payable in annual installments, beginning on June 30, 2017 and June 30, 2019, respectively. We had $27.4 million outstanding under this loan at September 30, 2016, which approximates fair value.

In August 2015, the Company issued $300 million aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%. The net proceeds of approximately $296.4 million were initially used to repay, in part, the Facility. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The effective interest rate for the outstanding nine-month period of 2016 was 4.8%. The fair value of the senior notes based on quoted prices utilizing level 2 inputs was $319.3 million at September 30, 2016.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

     During the third quarter, the Company entered into interest rate swaps with a notional value of $50 million. These new swaps replaced $50 million which matured in September 2016. As of September 30, 2016 the Company had two agreements to swap $50 million each of floating rate obligations for fixed rate obligations at an average of 1.09% and 0.89% against LIBOR in U.S. dollars. Of the total of $100 million of swaps outstanding at September 30, 2016, $50 million matures on each of March 2017 and September 2019. The swaps were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all of the principal terms of the swaps matched the terms of the bank loans. The fair value of the interest rate swaps was a liability of $0.1 million at both September 30, 2016 and December 31, 2015.

          The Company also uses treasury locks to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. On September 22, 2016, the Company entered into an interest rate treasury lock agreement with a notional value of $150 million for a forecasted 2017 debt issuance.  We account for this interest rate treasury lock as a cash flow hedge so any change in fair value is recorded into other comprehensive income and then amortized into interest expense over the life of the bonds upon issuance. As of September 30, 2016, the fair value of this the treasury lock was $0.9 million and is recorded in current liabilities and other comprehensive income, net of tax. The interest rate lock had no impact on net income or cash flows from operations for the nine months ended September 30, 2016.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through March 2019, which we account for as cash flow hedges. The aggregate notional amount of these contracts was $389.1 million and $417.5 million at September 30, 2016 and December 31, 2015, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.The effective portion of the hedges, losses of $1.4 million and $10.7 million, respectively, were recorded in other comprehensive income (“OCI”) for the three and nine months ended September 30, 2016, and losses of $0.3 million and $16.3 million for the three and nine months ended September 30, 2015. We classified the carrying amount of these contracts of $1.8 million in other assets and $20.0 million in other liabilities on the Condensed Consolidated Balance Sheets at September 30, 2016 and $0.9 million in other assets and $22.1 million classified in other liabilities at December 31, 2015. During the three and nine months ended September 30, 2016, we recognized net losses of $5.0 million and $13.5 million in gross margin, respectively. During the three and nine months ended September 30, 2015, we recognized net losses of $4.2 million and of $13.0 million in gross margin, respectively. For the quarters ended September 30, 2016 and 2015, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended September 30, 2016 and 2015, we recognized net foreign exchange gains of $0.8 million and $1.5 million, respectively, in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2016 and 2015, we recognized net foreign exchange gains of $3.4 million andnet foreign exchange losses of $12.5 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.2 million classified in other assets and $0.1 million in other liabilities and $0.4 million classified in other assets and $0.4 million in other liabilities on the September 30, 2016 and December 31, 2015 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and nine months ended September 30, 2016 and 2015 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Unrealized losses at beginning of period, net of tax	$(16.5)	$(15.3)	$(15.0)	$(9.2)
Losses reclassified to net sales	4.0	3.8	10.1	11.2
Decrease in fair value	(1.7)	(0.2)	(9.3)	(13.7)
Unrealized losses at end of period, net of tax	$(14.2)	$(11.7)	$(14.2)	$(11.7)

We expect to reclassify $9.8 million of unrealized losses into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

The income tax provision for the quarter ended September 30, 2016 was $16.1 million, including a net benefit of $6.6 million from the release of reserves for uncertain tax positions. The effective tax rate, excluding this benefit, for the third quarter was 27.2% as compared to 28.2% in 2015, as both periods primarily benefitted from favorable tax return to provision adjustments. The 2015 nine-month period income tax provision of $60.6 million included $11.6 million of benefits primarily related to the release of reserves for uncertain tax positions. Excluding these discrete benefits, our effective tax rate was 30.5% for the nine-month period of 2016, as compared to 30.6% for the nine-month period of 2015.

        Effective for the quarter ended March 31, 2016, the Company early adopted Accounting Standards Update No. 2016-09 (ASU 2016-09) "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance, windfalls were recognized to APIC and shortfalls were only recognized to the extent they exceed the pool of windfall tax benefits.

     As a result of the adoption, tax benefits of $1.2 million and $2.4 million were recorded in the quarter and first nine months of 2016, respectively, reflecting the excess tax benefits. The adoption was on a prospective basis and therefore had no impact on prior years.  The Company also recorded an adjustment to opening retained earnings of $0.4 million to recognize U.S. net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to APIC because they did not reduce income taxes payable, see Note 1.

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs. For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $1.9 million and $21.1 million, respectively, at September 30, 2016. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was a liability of $0.1 million at September 30, 2016.
•	Treasury Locks — valued using 10 Yr. US Treasury prices at the reporting date. Fair value was a liability of $0.9 million at September 30, 2016.
•

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at September 30, 2016 was $1.9 million and $20.1 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the nine months ended September 30, 2016 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our operating segments for the quarters and nine months ended September 30, 2016 and 2015 is as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions	Materials	Products	Other (a)	Total
Third Quarter 2016
Net sales to external customers	$398.2	$102.3	$—	$500.5
Intersegment sales	16.2	—	(16.2)	—
Total sales	414.4	102.3	(16.2)	500.5
Operating income	88.8	12.9	(12.6)	89.1
Depreciation and amortization	21.7	1.8	—	23.5
Stock-based compensation	0.7	—	0.1	0.8
Accrual basis additions to capital expenditures	84.4	5.9	0.1	90.4

Third Quarter 2015
Net sales to external customers	$347.4	$101.4	$—	$448.8
Intersegment sales	15.9	—	(15.9)	—
Total sales	363.3	101.4	(15.9)	448.8
Operating income	74.1	14.2	(10.3)	78.0
Depreciation and amortization	17.7	1.5	0.1	19.3
Stock-based compensation	0.7	0.1	—	0.8
Accrual basis additions to capital expenditures	83.1	3.2	—	86.3

Nine Months Ended September 30, 2016
Net sales to external customers	$1,219.3	$301.5	$—	$1,520.8
Intersegment sales	53.2	—	(53.2)	—
Total sales	1,272.5	301.5	(53.2)	1,520.8
Operating income	281.2	36.8	(44.9)	273.1
Depreciation and amortization	63.5	5.4	0.1	69.0
Stock-based compensation	4.9	0.9	7.8	13.6
Accrual basis additions to capital expenditures	221.6	10.9	0.1	232.6

Nine Months Ended September 30, 2015
Net sales to external customers	$1,088.3	$308.0	$—	$1,396.3
Intersegment sales	56.2	0.1	(56.3)	—
Total sales	1,144.5	308.1	(56.3)	1,396.3
Operating income	254.5	43.3	(46.6)	251.2
Depreciation and amortization	51.7	4.5	0.3	56.5
Stock-based compensation	5.4	0.8	9.0	15.2
Accrual basis additions to capital expenditures	216.8	11.0	—	227.8
_________________

(a)	We do not allocate Corporate expenses to the operating segments

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	September 30, 2016	December 31, 2015
Composite Materials	$57.9	$42.8
Engineered Products	16.0	16.1
Goodwill and intangible assets	$73.9	$58.9

Goodwill and intangible assets increased by $16.0 million in 2016 primarily due to the Formax acquisition (see Note 10). No impairments have been recorded against these amounts.

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

Lodi, New Jersey Site

Pursuant to the New Jersey Industrial Site Recovery Act, Hexcel entered into an Administrative Consent Order for the environmental remediation of a manufacturing facility we own and formerly operated in Lodi, New Jersey.  As of September 2016, Hexcel has completed all active investigation and remediation activities in accordance with a State-approved plan and has received a Response Actions Outcome from the New Jersey Licensed Site Remediation Professional. Hexcel is in the process of monitoring contaminant levels to support a Monitored Natural Attenuation program and therefore we believe the spending is largely complete.

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

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the river. The ROD calls for capping and dredging of the lower eight miles of the Passaic River, with the placement of an engineered cap over the entire eight miles, at an expected cost ranging from $0.97 billion to $2.07 billion, according to the EPA. Because the EPA has not yet selected a remedy for the upper nine miles of the Lower Passaic River, this estimate range does not include any costs related to a future remedy for the upper portion of the river. Now that it has issued the final ROD, the EPA will seek to hold some combination of the PRPs liable to perform the work selected through the ROD. At this point, we have not yet determined our allocable share of performing the selected remedy. However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company has determined that its accrual is sufficient at this time. The accrual balance was $2.1 million and $1.9 million as of September 30, 2016 and December 31, 2015, respectively. Despite the issuance of the final ROD, there continue to be many uncertainties associated with the selected remedy and the Company’s allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop.

Kent, Washington Site

We were party to a cost-sharing agreement regarding the operation of certain environmental remediation systems necessary to satisfy a post-closure care permit issued to a previous owner of our Kent, Washington site by the EPA. Under the terms of the cost-sharing agreement, we were obligated to reimburse the previous owner for a portion of the cost of the required remediation activities. The previous owner, who also continues to own an adjacent site, has installed certain remediation and isolation technologies on its upgradient site and is operating those pursuant to an order agreed with the State of Washington. We and the Washington Department of Ecology have reached an agreed order to perform certain cleanup activities on our site by certain deadlines, and we are in full compliance with the order. The Department of Ecology has recently approved a reduced number of wells and a reduced pumping volume for Hexcel’s wells on its property and agreed with a plan for more active remediation going forward. The total accrued liability related to this matter was $0.3 million and $0.5 million at September 30, 2016 and December 31, 2015, respectively.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established a PRP Group, (the “Omega PRP Group”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP Group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.7 million and $0.3 million at September 30, 2016 and at December 31, 2015, respectively.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to monitor the Lodi, New Jersey site and to remediate the Lower Passaic River; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of September 30, 2016, our aggregate environmental related accruals were $3.4 million, of which $1.7 million was included in accrued liabilities with the remainder included in non-current liabilities.  As of December 31, 2015, our aggregate environmental related accruals were $2.9 million, of which $1.1 million was included in accrued liabilities with the remainder included in non-current liabilities. As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued at the high end of the range of possible outcomes for those sites where we are able to estimate our liability, our accrual would have been $16 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, amount of insurance coverage, and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for the quarters ended September 30, 2016 and 2015 was $0.2 million and $0.5 million, respectively, and $0.7 million and $2.8 million for the nine months ended September 30, 2016 and 2015. In addition, our operating costs relating to environmental compliance charged to expense were $2.6 million and $3.1 million for the quarters ended September 30, 2016 and 2015, respectively, and $7.5 million and $9.5 million for the nine-month periods ended September 30, 2016 and 2015, respectively. Capital expenditures for environmental matters were $4.8 million and $1.8 million for the quarters ended September 30, 2016 and 2015, respectively, and $9.6 million and $4.2 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate. Warranty expense for the quarter ended September 30, 2016, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2015	$6.1
Warranty expense	2.8
Deductions and other	(1.9)
Balance as of June 30, 2016	$7.0
Warranty expense	0.3
Deductions and other	(0.6)
Balance as of September 30, 2016	$6.7

Note 12 — Stock Repurchase Plan

In October 2015, our Board authorized the repurchase of $250 million of the Company’s stock (“2015 Repurchase Plan”). During the first nine months of 2016 the Company spent $84.9 million to repurchase our common stock under the 2015 Repurchase Plan. As of September 30, 2016, the Company has $119 million remaining under the 2015 Repurchase Plan.

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

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe and Russia. We are also a 50% partner in a joint venture in Malaysia, which manufactures composite structures for Commercial Aerospace applications. During 2016, the Company invested a total of $25 million in two new affiliates. The investments are each below a 20% ownership level.

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

Net sales for the third quarter were $500.5 million, 11.5% higher (11.9% in constant currency) than the $448.8 million reported for the third quarter of 2015. Year to date net sales were 8.9% higher (9.0% in constant currency. The growth was led by the commercial aerospace market, which accounts for over 70% of our year to date sales.

Commercial aerospace sales of $360.6 million increased 14.7% (15.1% in constant currency) for the quarter as compared to the third quarter of 2015 and increased 12.5% (12.6% in constant currency) for the nine-month period as compared to 2015. Combined revenues attributed to new aircraft programs (B787, A350 XWB, A320neo, and B737 MAX) increased about 40% versus the third quarter and just under 50% for the first nine months as compared to last year, with A350 XWB shipments leading the growth.  Sales for Airbus and Boeing legacy aircraft were down modestly compared to the third quarter of 2015.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were about 20% higher compared to the low third quarter of 2015. Sales for the first nine months of 2016 were just under the comparable period of 2015.

Space & Defense sales of $81.5 million increased 5.4% (same in constant currency) for the third quarter as compared to the third quarter of 2015. Rotorcraft sales comprise just over half of Space & Defense sales and were modestly higher than the third quarter of 2015. Sales for the first nine months were down 4.6% (4.7% in constant currency) compared to the prior year, due to an approximate 10% decline in rotorcraft.

Total Industrial sales of $58.4 million for the third quarter of 2016 were 2.5% (3.2% in constant currency) higher than the third quarter of 2015. Wind energy sales (which account for more than half of the total Industrial sales) were just above last year for both the quarter and first nine months. Total Industrial sales for the first nine months of 2016 were 8.9% (9.6% in constant currency) higher than the comparable 2015 period with the growth coming from the Formax acquisition partially offset by weakness in recreation and other industrial submarkets.

Gross margin for the third quarter was 27.1% compared to 27.7% in the third quarter of 2015 as both periods reflected strong operating performance. Selling, general and administrative expenses were slightly lower than the third quarter of 2015. Research and technology expenses in the third quarter of 2016 of $11.5 million were 8.5% higher than the comparable 2015 period and expenses for the first nine months of 2016 are higher by 4% than the comparable period in 2015.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first nine months of 2016 was a source of $55 million versus a use of $85 million in 2015. Working capital was a use of $38 million as compared to a $117 million use in the first nine months of 2015. Cash used for capital expenditures was $232 million in the first nine months of 2016 compared to $249 million in the 2015 period. Accrual basis additions to capital expenditures were $233 million for the first nine months of 2016 and $288 million in the comparable 2015 period. We expect to be at the higher end of our 2016 guidance for both free cash flow of $20 million to $60 million, and accrual basis capital expenditures of $280 million to $320 million, as we continue to expand capacity to meet the planned needs of our customers.  The largest driver of our capital expenditures is capacity additions for the planned ramp-up of the A350 XWB as we supply the primary structure prepreg under a contract extending through 2030.

Financial Overview

Results of Operations

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	% Change	2016	2015	% Change
Net sales	$500.5	$448.8	11.5%	$1,520.8	$1,396.3	8.9%
Net sales change in constant currency			11.9%			9.0%
Operating income	89.1	78.0	14.2%	273.1	251.2	8.7%
As a percentage of net sales	17.8%	17.4%		18.0%	18.0%
Net income	68.2	53.5	27.5%	190.3	183.3	3.8%
Diluted net income per common share	$0.72	$0.55	30.9%	$2.01	$1.88	6.9%

Non-GAAP measures:
Adjusted net income	$61.6	$53.5	15.1%	$184.0	$171.7	7.2%
Adjusted diluted earnings per share	$0.65	$0.55	18.2%	$1.94	$1.76	10.2%

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Net income	$68.2	$53.5	$190.3	$183.3
Accelerated amortization of deferred financing costs (a)	—	—	0.3	—
Discrete tax items (b)	(6.6)	—	(6.6)	(11.6)
Adjusted net income (Non-GAAP)	$61.6	$53.5	$184.0	$171.7

(a)	Accelerated amortization of deferred financing costs related to our previous senior unsecured credit facility (net of taxes), which was refinanced in the second quarter of 2016.
(b)

The quarter and nine months ended September 30, 2016 and the nine months ended 2015 included benefits of $6.6 million and $11.6 million, respectively, primarily related to the release of reserves for uncertain tax positions.

	Nine Months Ended September 30,
(In millions)	2016	2015
Net cash provided by operating activities	$286.8	$164.3
Less: Capital expenditures	(231.8)	(249.3)
Free cash flow (Non-GAAP)	$55.0	$(85.0)

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2016 and 2015:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	% Change	2016	2015	% Change
Consolidated Net Sales	$500.5	$448.8	11.5%	$1,520.8	$1,396.3	8.9%
Commercial Aerospace	360.6	314.5	14.7%	1,079.4	959.5	12.5%
Space & Defense	81.5	77.3	5.4%	242.6	254.2	(4.6)%
Industrial	58.4	57.0	2.5%	198.8	182.6	8.9%

Composite Materials	$398.2	$347.4	14.6%	$1,219.3	$1,088.3	12.0%
Commercial Aerospace	276.0	230.7	19.6%	828.3	712.5	16.3%
Space & Defense	63.8	59.7	6.9%	192.2	196.8	(2.3)%
Industrial	58.4	57.0	2.5%	198.8	179.0	11.1%

Engineered Products	$102.3	$101.4	0.9%	$301.5	$308.0	(2.1)%
Commercial Aerospace	84.6	83.8	1.0%	251.1	247.0	1.7%
Space & Defense	17.7	17.6	0.6%	50.4	57.4	(12.2)%
Industrial	—	—	N/A %	—	3.6	N/A %

Sales by Segment

Composite Materials: Net sales of $398.2 million in the third quarter of 2016 increased $50.8 million over the $347.4 million in the prior year driven by an almost 20% increase in Commercial Aerospace sales, led by the A350 XWB. Space & Defense sales increased almost 7% compared to the low third quarter of 2015, primarily due to higher rotorcraft sales. Industrial sales increased 2.5% primarily from the Formax acquisition. The increase of 12.0% in net sales to $1,219.3 million for the first nine months of 2016 was also driven by Commercial Aerospace and Industrial, partially offset by a modest decline in Space & Defense sales.

Engineered Products: Net sales of $102.3 million in the third quarter of 2016 increased $0.9 million from the $101.4 million for 2015 as both Commercial Aerospace and Space & Defense sales had slight increases. The decrease of 2.1% in net sales to $301.5 million for the first nine months of 2016 was driven by a decline in Space & Defense sales as rotorcraft sales were lower. There were no significant sales to the Industrial market from this segment.

Sales by Market

Commercial Aerospace: Net sales increased $46.1 million, or 14.7% (15.1% in constant currency), to $360.6 million for the third quarter of 2016. Net sales for the nine months ended September 30, 2016 increased $129.9 million or 12.5% (12.6% in constant currency) to $1,079.4 million. Revenues attributed to new aircraft programs (B787, A350 XWB, A320neo, and B737 MAX) increased about 40% versus the third quarter of 2015 and just under 50% for the first nine months compared to last year, with A350 XWB shipments leading the growth.  Sales for Airbus and Boeing legacy aircraft were down modestly compared to the third quarter and first nine months of 2015.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were about 20% higher compared to the low third quarter of 2015.  Sales for the first nine months of 2016 were just under the comparable period in 2015.

Space & Defense: Net sales of $81.5 million increased 5.4% (no foreign exchange effect) for the quarter as compared to the third quarter of 2015. Rotorcraft sales comprise just over half of Space & Defense sales and were modestly higher than the third quarter of 2015. Sales for the first nine months were down 4.6% (4.7% in constant currency) compared to the prior year, due to an approximate 10% decline in rotorcraft.

Industrial: Net sales of $58.4 million for the third quarter of 2016 were 2.5% higher (3.2% in constant currency) than the third quarter of 2015. Wind energy sales (which account for more than half of the total Industrial sales) were just above last year for both the quarter and the first nine months. Total Industrial sales for the first nine months of 2016 were 8.9% (9.6% in constant currency) higher than 2015 with the growth coming from the Formax acquisition, partially offset by weakness in recreation and other industrial submarkets.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	% Change	2016	2015	% Change
Gross margin	$135.7	$124.1	9.3%	$429.0	$405.0	5.9%
Percentage of sales	27.1%	27.7%		28.2%	29.0%

We achieved a gross margin percentage of 27.1% compared to 27.7% in the third quarter of 2015, as both periods reflected strong operating performance. Gross margin of 28.2% in the first nine months of 2016, as compared to the comparable period last year at 29.0%, reflects the start-up of several new production lines in the first nine months of the year for additional capacity to support our forecasted growth.

Operating Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	% Change	2016	2015	% Change
SG&A expense	$35.1	$35.5	(1.1)%	$121.1	$120.3	0.7%
Percentage of sales	7.0%	7.9%		8.0%	8.6%

R&T expense	$11.5	$10.6	8.5%	$34.8	$ 33.5	3.9%
Percentage of sales	2.3%	2.4%		2.3%	2.4%

Selling, general and administrative expenses were slightly lower for the third quarter and slightly higher in the first nine months of 2016 as compared to the comparable periods in 2015. Research and technology expenses in the third quarter of 2016 of $11.5 million were $0.9 million higher than the comparable 2015 period and expenses for the first nine months of 2016 were 3.9% higher than the comparable period in 2015.

Operating Income

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	% Change	2016	2015	% Change
Consolidated operating income	$89.1	$78.0	14.2%	$273.1	$251.2	8.7%
Operating margin	17.8%	17.4%		18.0%	18.0%

Composite Materials	88.8	74.1	19.8%	281.2	254.5	10.5%
Operating margin	21.4%	20.4%		22.1%	22.2%
Engineered Products	12.9	14.2	(9.2)%	36.8	43.3	(15.0)%
Operating margin	12.6%	14.0%		12.2%	14.1%
Corporate & Other	(12.6)	(10.3)	(22.3)%	(44.9)	(46.6)	3.6%

Operating income in the third quarter of 2016 was $89.1 million or 17.8% of sales as compared to $78.0 million or 17.4% of sales in 2015. The third quarter and first nine months of 2016 were both favorably impacted from exchange rates by about 20 and 40 basis points compared to 2015 periods. For the first nine months of 2016, depreciation and amortization expense was $12.5 million higher than the comparable period for 2015.

Our Engineered Products segment had a 12.6% operating margin for the third quarter of 2016 as compared to the 14.0% last year, and 12.2% for the first nine months of 2016 compared to 14.1% for the comparable period in 2015. This segment is becoming more competitive, as well as there is a learning curve in this segment for new programs as they start-up. Margins in this segment will see volatility, especially as we wind down mature programs and transition to new programs.

Interest Expense, Net

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	% Change	2016	2015	% Change
Interest expense, net	$5.5	$4.6	19.6%	$16.8	$9.0	86.7%

Interest expense for the third quarter and nine months ended September 30, 2016 increased over the comparable period of 2015 due to higher debt outstanding as we continue to invest in capacity, make investments and return funds to stockholders through stock buyback and dividends. In addition, in August 2015, the Company issued $300 million aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025, resulting in a higher average interest rate on debt outstanding for 2016 as compared to 2015.

Provision for Income Taxes

	Quarter Ended September 30		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Income tax expense	$16.1	$20.7	$67.5	$60.6
Effective tax rate	19.3%	28.2%	26.4%	25.0%

Our effective tax rate for the third quarter was 19.3% reflecting a benefit of $6.6 million ($0.07 per diluted share) related to the release of reserves for uncertain tax positions. Excluding the $6.6 million benefit, the effective tax rate for the third quarter was 27.2%, compared to 28.2% in 2015, as both periods primarily benefitted from favorable tax return to provision adjustments. Excluding discrete benefits, our year-to-date effective tax rate was approximately 30.5%, the rate estimated for full year 2016.  The tax provision for the first nine months of 2015 included an $11.6 million benefit related to the release of reserves for uncertain tax positions. Excluding discrete benefits, the year-to-date tax rate was 30.6% for 2015.

Financial Condition

Liquidity: As of September 30, 2016, our total debt, net of cash, was $629 million, as compared to $525 million at December 31, 2015. The increase in debt primarily reflects $85 million of stock repurchases, $30 million of dividend payments and $34 million of investments and the assumption of approximately $8 million of debt from the Formax acquisition, partially offset by $55 million of free cash flow.  In June 2016, the Company amended and extended its $700 million senior unsecured credit facility (“the Facility”). The maturity of the Facility extends from September 2019 to June 2021. The amendment also provided for a modest reduction in interest costs, as well as less restrictive covenants. The interest rate for the revolver in the third quarter was LIBOR + 1.25%. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.875%, depending upon the Company’s leverage ratio. At September 30, 2016, total borrowings under our $700 million Facility were $350 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of September 30, 2016, we had issued letters of credit under the Facility totaling $2.1 million, resulting in undrawn availability under the Facility as of September 30, 2016 of $347.9 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility. In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. As of September 30, 2016, we were in compliance with all debt covenants and expect to remain in compliance.

In June 2016 we also entered into a €60 million ($67.4 million) term loan.  The loan has two tranches of which the first tranche for €25 million has a six month availability period at a rate of Euribor +1.2% and a final maturity date of June 30, 2023. The second tranche for €35 million has a one year availability period at a rate of Euribor +1.25% and a final maturity date of June 30, 2024. There is a zero percent floor on the Euribor. The loans are payable in annual installments, beginning on June 30, 2017 and June 30, 2019, respectively. We had $27.4 million outstanding under this loan at September 30, 2016.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of September 30, 2016, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until September 2021 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $287 million in the first nine months of 2016, as compared to net cash provided by operating activities of $164 million in the first nine months of 2015. Working capital usage in the 2016 period was $38 million versus a usage of $117 million in the comparable period of 2015.

Investing Activities: Net cash used for investing activities was $265 million and $249 million in the first nine months of 2016 and  2015, respectively. The usage was primarily for capital expenditures. 2016 also includes $25 million of investments in affiliates and $8.6 million for the Formax acquisition as discussed below.

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

In addition, in January 2016 the Company acquired the remaining 50% ownership of Formax (UK) Limited (“Formax”). The Company previously acquired a 50% interest in the privately-owned company in December 2014. Located in Leicester, U.K., Formax is a leading manufacturer of composite reinforcements, specializing in the production of lightweight carbon multi-axials and highly engineered glass fiber and aramid fiber fabrics.

The step acquisition was accounted for under the acquisition method of accounting. Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The Company engaged a third party to assist with the valuation of assets including property, plant and equipment, and intangible assets. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, of $10.2 million was allocated to goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the integration of our products and technologies with those of Formax, cost synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Formax.

Financing Activities: Financing activities used $27 million and generated $64 million of net cash in the first nine months of 2016 and 2015, respectively. The first nine months of 2016 primarily reflects increased borrowings of $90 million less $115 million returned to stockholders from stock repurchases and dividends. The first nine months of 2015 primarily reflects the issuance of $300 million of Senior Unsecured Notes partially offset by repayment of $115 million of the Facility and $129 million returned to stockholders from stock repurchases and dividends.

In October 2015, our Board authorized the repurchase of $250 million of the Company’s stock (“2015 Repurchase Plan”). In 2016, the Company repurchased $85 million of shares of common stock under the 2015 Repurchase Plan. As of September 30, 2016 there was $119 million remaining under the 2015 Repurchase Plan.

In June 2014, our Board authorized a plan to repurchase $150 million of our outstanding common stock (“2014 Repurchase Plan”). The Company repurchased $100 million shares of common stock in 2015, which completed the 2014 Repurchase Plan.

Financial Obligations and Commitments: As of September 30, 2016, we had $0.8 million of a capital lease that was an obligation assumed from the Formax acquisition and $27.4 million outstanding under the Euro term loan, including $3.9 million in current maturities.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey; Kent, Washington; and other sites are accrued in the consolidated balance sheets. As of September 30, 2016, our aggregate environmental related accruals were $3.4 million, of which $1.7 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, amount of insurance coverage, and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels, particularly where raw materials are obtained from a single or limited number of sources and cannot be substituted by unqualified alternatives; manufacturing capacity constraints; uncertainty regarding the likely exit of the U.K. from the European Union; and unforeseen vulnerability of our network and systems to interruptions or failures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2016 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2016	—	$	N/A	—		$149,010,399
August 1 — August 31, 2016	269,592		44.33	269,592		137,060,648
September 1 — September 30, 2016	409,553		44.11	409,553		118,993,642
Total	679,145		$44.20	679,145	(1)	$118,993,642

(1)	In October 2015, our Board authorized us to repurchase $250 million of our outstanding common stock, of which $119 million remains at September 30, 2016.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Krakower Separation and Consulting Agreement

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

October 19, 2016	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Senior Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Krakower Separation and Consulting Agreement

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.