Form 10-Q
period 2017-03-31
HEXCEL CORP /DE/
filed 2017-04-19
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2017
COMMON STOCK	90,870,596

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In millions)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$82.1	$35.2
Accounts receivable, net	267.4	245.6
Inventories	303.6	291.0
Prepaid expenses and other current assets	33.7	35.2
Total current assets	686.8	607.0

Property, plant and equipment	2,476.4	2,378.4
Less accumulated depreciation	(775.7)	(752.8)
Property, plant and equipment, net	1,700.7	1,625.6

Goodwill and other intangible assets	72.6	72.2
Investments in affiliated companies	62.8	53.1
Other assets	52.6	42.7
Total assets	$2,575.5	$2,400.6

Liabilities and Stockholders' Equity
Current liabilities:
Current portions of capital lease and term loan	$4.2	$4.3
Accounts payable	141.7	137.3
Accrued liabilities	128.9	130.3
Total current liabilities	274.8	271.9

Commitments and contingencies (see Note 11)

Long-term debt	837.0	684.4
Other non-current liabilities	201.0	199.4
Total liabilities	1,312.8	1,155.7

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 107.3 shares and 106.7 shares issued at March 31, 2017 and December 31, 2016, respectively	1.1	1.1
Additional paid-in capital	754.9	738.8
Retained earnings	1,309.1	1,254.7
Accumulated other comprehensive loss	(158.1)	(174.4)
	1,907.0	1,820.2
Less – Treasury stock, at cost, 16.6 shares at March 31, 2017, and 15.3 shares at December 31, 2016	(644.3)	(575.3)
Total stockholders' equity	1,262.7	1,244.9
Total liabilities and stockholders' equity	$2,575.5	$2,400.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2017	2016
Net sales	$478.8	$497.7
Cost of sales	344.7	354.7
Gross margin	134.1	143.0
Selling, general and administrative expenses	42.9	47.4
Research and technology expenses	12.6	11.7
Operating income	78.6	83.9
Interest expense, net	6.2	5.6
Income before income taxes, and equity in earnings from affiliated companies	72.4	78.3
Provision for income taxes	8.6	22.7
Income before equity in earnings from affiliated companies	63.8	55.6
Equity in earnings from affiliated companies	0.8	0.4
Net income	$64.6	$56.0
Basic net income per common share:	$0.71	$0.60
Diluted net income per common share:	$0.70	$0.59
Weighted-average common shares:
Basic	91.4	93.4
Diluted	92.9	94.8

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2017	2016
Net Income	$64.6	$56.0
Currency translation adjustments	9.1	10.8
Net unrealized pension and other benefit actuarial gains and prior service credits	(0.2)	0.3
Net unrealized gains on financial instruments (net of tax)	7.4	9.3
Total other comprehensive income	16.3	20.4
Comprehensive income	$80.9	$76.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$64.6	$56.0
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	24.4	22.2
Amortization of deferred financing costs and debt discount	0.4	0.3
Deferred income taxes	(5.1)	13.1
Equity in earnings from affiliated companies	(0.8)	(0.4)
Stock-based compensation	10.9	10.5
Changes in assets and liabilities:
Increase in accounts receivable	(19.5)	(68.8)
Increase in inventories	(10.9)	(20.7)
Increase in prepaid expenses and other current assets	(8.4)	(2.0)
(Decrease) increase in accounts payable/accrued liabilities	(0.9)	0.8
Other – net	(0.5)	(0.7)
Net cash provided by operating activities	54.2	10.3

Cash flows from investing activities
Capital expenditures	(85.5)	(85.4)
Acquisition of business and investment in affiliate	(10.0)	(8.6)
Net cash used for investing activities	(95.5)	(94.0)

Cash flows from financing activities
Proceeds from senior notes due 2027 (including original issue discount of $1.7 million)	398.3	—
Proceeds from Euro term loan	37.4	—
Proceeds from settlement of treasury locks associated with senior notes due 2027	10.0	—
Issuance costs related to senior notes due 2027	(3.7)	—
Borrowings from senior unsecured credit facility	—	111.0
Repayment of senior unsecured credit facility	(280.0)	—
Repayment of capital lease obligation and other debt, net	(0.1)	(6.9)
Dividends paid	(10.1)	(9.3)
Repurchase of stock	(63.7)	(34.9)
Activity under stock plans	(0.3)	(5.0)
Net cash provided by financing activities	87.8	54.9
Effect of exchange rate changes on cash and cash equivalents	0.4	1.2
Net increase (decrease) in cash and cash equivalents	46.9	(27.6)
Cash and cash equivalents at beginning of period	35.2	51.8
Cash and cash equivalents at end of period	$82.1	$24.2
Supplemental data:
Accrual basis additions to property, plant and equipment	$92.9	$73.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our significant accounting policies.

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

In the opinion of management, the Condensed Consolidated Financial Statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations and cash flows for the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from the audited 2016 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K filed with the SEC on February 9, 2017.

Investments in Affiliated Companies

We have a 50% equity ownership investment in a joint venture Aerospace Composites Malaysia Sdn. Bhd. (“ACM”).  This investment is accounted for using the equity method of accounting. In 2016, the Company invested a total of $30.0 million in  three new affiliates. In 2017, the Company invested an additional $10 million in one of these affiliates. The investments are each below a 20% ownership level and the Company accounts for these investments using the cost method.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers”. The update clarifies the principles for recognizing revenue and develops a common revenue standard for all industries. The new guidance is effective for the first quarter of 2018. Early application was permitted in 2017 for calendar year entities. Our implementation efforts include the identification of revenue within the scope of the guidance, the evaluation of revenue contracts under the guidance and assessing the qualitative and quantitative impacts of the new standard on our financial statements.  We expect to complete our evaluation by the end of fiscal 2017, which will allow us to select an adoption method and determine the impact that the new standard on our consolidated results of operations and financial condition. The Company plans to adopt the new guidance on January 1, 2018.

In July 2015, the FASB issued Accounting Standards Update No.2015-11 (“ASU 2015-11”), Simplifying the Measurement of Inventory. The update requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. The Company adopted this ASU in the first quarter of 2017 with no material impact on our consolidated balance sheets, results of operations and financial condition.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-06 (ASU 2016-06), Contingent put and call options in debt instruments. The new guidance clarifies that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The new guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. We adopted ASU 2016-06 effective for the quarter ended March 31, 2017 with no material impact on our consolidated balance sheets, results of operations and financial condition.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.. The ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 effective for the quarter ended March 31, 2017, for use in its fourth quarter annual goodwill impairment testing.

Note 2 — Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2017	2016
Basic net income per common share:
Net income	$64.6	$56.0

Weighted average common shares outstanding	91.4	93.4

Basic net income per common share	$0.71	$0.60

Diluted net income per common share:
Net income	64.6	56.0

Weighted average common shares outstanding — Basic	91.4	93.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.4
Stock options	1.0	1.0
Weighted average common shares outstanding — Dilutive	92.9	94.8

Dilutive net income per common share	$0.70	$0.59

Total shares underlying stock options of 0.2 million and 0.6 million were excluded from the computation of diluted net income per share for the quarters ended March 31, 2017 and 2016,  respectively, as they were anti-dilutive.

Note 3 — Inventories

	March 31,	December 31,
(In millions)	2017	2016
Raw materials	$125.8	$120.6
Work in progress	50.8	53.7
Finished goods	127.0	116.7
Total inventory	$303.6	$291.0

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters ended March 31, 2017 and 2016 were as follows:

	Quarter Ended March 31,
(In millions)	2017	2016
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3
Interest cost	0.2	0.1
Net amortization and deferral	0.1	0.1
Net periodic benefit cost	$0.6	$0.5

	March 31, 2017	December 31, 2016
Amounts recognized on the balance sheet:
Accrued liabilities	$1.1	$1.1
Other non-current liabilities	19.0	18.6
Total accrued benefit	$20.1	$19.7

	Quarter Ended March 31,
(In millions)	2017	2016
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2
Interest cost	1.1	1.5
Expected return on plan assets	(2.0)	(2.1)
Net amortization and deferral	0.1	0.2
Net periodic benefit credit	$(0.6)	$(0.2)

	March 31, 2017	December 31, 2016
Amounts recognized on the balance sheet:
Noncurrent asset	$26.7	$23.9

Accrued liabilities	0.9	0.4
Other non-current liabilities	17.8	16.2
Total accrued benefit	$18.7	$16.6

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. Under the provisions of these non-qualified plans, we have contributed approximately $0.1 million in the first quarter of 2017 to cover unfunded benefits and expect to contribute a total of $1.1 million in 2017. We contributed $0.2 million to our U.S. non-qualified defined benefit retirement plans during 2016.

We contributed $1.3 million and $2.4 million to our European defined benefit retirement plans in the first quarters of 2017 and 2016, respectively. We plan to contribute approximately $5.1 million during 2017 to our European plans. We contributed $6.3 million to our European plans during 2016.

Postretirement Health Care and Life Insurance Benefit Plans

Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters ended March 31, 2017 and 2016 were not material.

	March 31, 2017	December 31, 2016
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$0.5
Other non-current liabilities	3.2	3.9
Total accrued benefit	$3.7	$4.4

In connection with our postretirement plans, we contributed about $0.1 million during each of the quarters ended March 31, 2017 and 2016. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.5 million in 2017 to cover unfunded benefits. We contributed $0.1 million to our postretirement plans during 2016.

Note 5 –– Debt

	March 31,	December 31,
(In millions)	2017	2016
Current portion of capital lease	$0.4	$0.5
Current portion of Euro term loan	3.8	3.8
Current portion of debt	$4.2	$4.3
Non-current portion of Euro term loan	60.3	22.6
Senior unsecured credit facility- revolving loan due 2021	85.0	365.0
4.7% senior unsecured notes due 2025	300.0	300.0
Senior notes due 2025 - original issue discount and deferred financing costs	(3.1)	(3.2)
3.95% senior unsecured notes due 2027	400.0	―
Senior notes due 2027 - original issue discount and deferred financing costs	(5.4)	―
Other debt	0.2	―
Long-term debt	837.0	684.4
Total debt	$841.2	$688.7

In February 2017, the Company issued $400 million aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The net proceeds of approximately $394.6 million were initially used to repay, in part, $350 million of our Senior Unsecured Revolving Credit Facility (the “Facility”) and the remainder was used for general purposes including share repurchase.  The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The effective interest rate for the outstanding period in the first quarter was 3.80% inclusive of the approximately 0.25% benefit of the treasury locks. The fair value of the senior notes due in 2027 based on quoted prices utilizing level 2 inputs was $403.2 million at March 31, 2017.

In August 2015, the Company issued $300 million aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%. The net proceeds of approximately $296.4 million were initially used to repay, in part, our Senior Unsecured Revolving Credit Facility (the “Facility”). The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The effective interest rate for the outstanding period in the first quarter was 4.85%. The fair value of the notes due in 2025 based on quoted prices utilizing level 2 inputs was $318.9 million at March 31, 2017.

As of March 31, 2017, total borrowings under our $700 million Facility were $85 million, which approximates fair value using level 2 inputs. The Company utilized its Facility at various borrowing levels with $430 million and $440 million representing the highest amounts borrowed within the three months ended March 31, 2017 and 2016, respectively. The Facility permits us to issue letters of credit up to an aggregate amount of $40 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of March 31, 2017, we had issued letters of credit under the Facility totaling $0.2 million, resulting in undrawn availability under the Facility as of March 31, 2017 of $614.8 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the

Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The average interest rate on the Facility was 2.75% for the first quarter of 2017. The average interest rate was 2.16% for 2016.

In June 2016, we entered into a €60 million  term loan.  The loan has two tranches of which the first tranche for €25 million had a six month availability period at a rate of Euribor +1.2% and a final maturity date of June 30, 2023. The second tranche for €35 million has a one year availability period at a rate of Euribor +1.25% and a final maturity date of June 30, 2024. There is a zero percent floor on the Euribor. The loans are payable in annual installments, beginning on June 30, 2017 and June 30, 2019, respectively. We had drawn the entire available amount of €60 million, or $64.1 million outstanding under this loan at March 31, 2017, which approximates fair value. The facility is guaranteed by Hexcel Corporation.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

     During the first quarter of 2017, $50 million of interest rate swaps matured.  As of March 31, 2017, the Company had remaining agreements to swap $50 million of floating rate obligations for fixed rate obligations at an average of 1.087% against LIBOR in U.S. dollars which matures in September 2019. The swaps were accounted for as cash flow hedges of our floating rate bank loans. To ensure the swaps were highly effective, all of the principal terms of the swaps matched the terms of the bank loans. The fair value of the interest rate swaps was an asset of $0.7 million at March 31, 2017 and an asset of $0.6 million at December 31, 2016.

In December 2016 we swapped € 25.0 million of floating  rate obligations for fixed rate obligations at a rate of 0.365% against EURIBOR in Euros. The swap amortizes over seven equal annual installments beginning June 30, 2017 until the final maturity on June 30, 2023.  The derivative is accounted for as a cash flow hedge of the floating rate French term loan.  To ensure the swap is highly effective, all the principal terms of the swap matched the terms of the bank loan. The fair value of the interest rate swap was a liability of less than $0.1 million at March 31, 2017 and a liability of $0.1 million at December 31, 2016.

          The Company also uses treasury locks to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. On September 22, 2016 and February 7, 2017, the Company entered into interest rate treasury lock agreements with notional values of $150 million and $100 million for a forecasted 2017 debt issuance.  We accounted for these interest rate treasury locks as cash flow hedges so any change in fair value was recorded into other comprehensive income and then amortized into interest expense over the life of the bonds upon issuance. On February 15, 2017 we issued senior notes due 2027, and received $10.0 million in cash in settlement of the derivatives. The amount recorded in other comprehensive income will be released to interest expense over the life of the senior notes. The effect of these treasury locks is to reduce the interest rate on the senior notes by approximately 0.25%.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through September 2019, which we account for as cash flow hedges. The aggregate notional amount of these contracts was $389.7 million and $423.8 million at March 31, 2017 and December 31, 2016, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, gains of $3.4 million and $5.8 million, respectively, were recorded in other comprehensive income (“OCI”) for the three months ended March 31, 2017 and 2016. We classified the carrying amount of these contracts of $0.3 million in other assets and $24.3 million in other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2017 and $33.9 million in other liabilities at December 31, 2016. During the three months ended March 31, 2017 and 2016, we recognized net losses of $6.6 million and $5.2 million in gross margin, respectively. For the quarters ended March 31, 2017 and 2016, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable.  The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended March 31, 2017 and 2016, we recognized net foreign exchange gains of $1.5 million and $4.2 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $1.0 million classified in other assets and $0.5 million in other liabilities and $1.0 million classified in other assets and $0.3 million in other liabilities on the March 31, 2017 and December 31, 2016 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended March 31, 2017 and 2016 was as follows:

	Quarter Ended March 31,
(In millions)	2017	2016
Unrealized losses at beginning of period, net of tax	$(25.9)	$(15.0)
Losses reclassified to net sales	5.0	4.4
Decrease in fair value	2.6	4.9
Unrealized losses at end of period, net of tax	$(18.3)	$(5.7)

We expect to reclassify $12.8 million of unrealized losses into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

The income tax provision for the quarter ended March 31, 2017 was $8.6 million, including a nonrecurring discrete benefit of $9.1 million from the release of a valuation allowance in a foreign jurisdiction. The effective tax rate, excluding this benefit, for the first quarter was 24.4% as compared to 29.0% in 2016, as both periods benefitted from deductions associated with share based compensation payments, as activity is typically higher in the first quarter.  Excluding these discrete benefits, the Company’s first quarter effective tax rate was 30%, in line with our full year expectations.

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs. For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $1.9 million and $24.8 million, respectively, at March 31, 2017. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was an asset of $0.7 million and liability of less than $0.1 million at March 31, 2017.

•

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at March 31, 2017 was $1.2 million and $24.8 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended March 31, 2017 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our operating segments for the quarters ended March 31, 2017 and 2016 is as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions	Materials	Products	Other (a)	Total
First Quarter 2017
Net sales to external customers	$387.5	$91.3	$—	$478.8
Intersegment sales	17.1	$—	(17.1)	—
Total sales	404.6	91.3	(17.1)	478.8
Operating income	81.9	13.0	(16.3)	78.6
Depreciation and amortization	22.5	1.8	0.1	24.4
Stock-based compensation	3.4	0.7	6.8	10.9
Accrual basis additions to capital expenditures	86.6	6.3	—	92.9

First Quarter 2016
Net sales to external customers	$395.8	$101.9	$—	$497.7
Intersegment sales	18.1	—	(18.1)	—
Total sales	413.9	101.9	(18.1)	497.7
Operating income	90.8	12.3	(19.2)	83.9
Depreciation and amortization	20.4	1.8	—	22.2
Stock-based compensation	3.1	0.6	6.8	10.5
Accrual basis additions to capital expenditures	70.0	3.3	—	73.3

_________________

(a)	We do not allocate Corporate expenses to the operating segments

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

(In millions)	March 31, 2017	December 31, 2016
Composite Materials	$56.5	$56.1
Engineered Products	16.1	16.1
Goodwill and intangible assets	$72.6	$72.2

No impairments have been recorded against these amounts.

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations. The components of accumulated other comprehensive loss as of March 31, 2017 and December 31, 2016 were as follows:

(In millions)	Unrecognized Net Defined Plan Costs	Change in Fair Value of Derivatives Products	Foreign Currency Translation	Total
Balance at December 31, 2016	$(14.6)	$(18.7)	$(141.1)	$(174.4)
Other comprehensive (loss) income before reclassifications	(0.1)	2.5	9.1	11.5
Amounts reclassified from accumulated other comprehensive loss	(0.1)	4.9	—	4.8
Other comprehensive (loss) income	(0.2)	7.4	9.1	16.3
Balance at March 31, 2017	$(14.8)	$(11.3)	$(132.0)	$(158.1)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the quarter ended March 31, 2017 were net losses of $0.2 million less taxes of $0.1 million primarily due to the amortization of net actuarial losses. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the quarter ended March 31, 2017 were net gains of $6.6 million less taxes of $1.6 million related to foreign currency forward exchange contracts and net losses of $0.2 million less taxes of $0.1 million related to interest swaps. The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

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

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the river. The ROD calls for capping and dredging of the lower eight miles of the Passaic River, with the placement of an engineered cap over the entire eight miles, at an expected cost ranging from $0.97 billion to $2.07 billion, according to the EPA. Because the EPA has not yet selected a remedy for the upper nine miles of the Lower Passaic River, this estimate range does not include any costs related to a future remedy for the upper portion of the river. Now that it has issued the final ROD, the EPA will seek to hold some combination of the PRPs liable to perform the work selected through the ROD. At this point, we have not yet determined our allocable share of performing the selected remedy. However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company has determined that its accrual is sufficient at this time. The accrual balance was $2.0 million and $2.1 million as of March 31, 2017 and December 31, 2016, respectively. Despite the issuance of the final ROD, there continue to be many uncertainties associated with the selected remedy, the Company’s allocable share of the remediation and the amount of insurance coverage. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established a PRP Group, (the “Omega PRP Group”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP Group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.6 million at both March 31, 2017 and at December 31, 2016, respectively.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the consolidated balance sheets. As of March 31, 2017, our aggregate environmental related accruals were $3.1 million, of which $1.4 million was included in accrued liabilities with the remainder included in non-current liabilities.  As of December 31, 2016, our aggregate environmental related accruals were $3.2 million, of which $1.4 million was included in accrued liabilities with the remainder included in non-current liabilities. As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued at the high end of the range of possible outcomes for those sites where we are able to estimate our liability, our accrual would have been $16 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, amount of insurance coverage, and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for each of the quarters ended March 31, 2017 and 2016 was $0.1 million. In addition, our operating costs relating to environmental compliance charged to expense were $2.4 million and $2.3 million for the quarters ended March 31, 2017 and 2016, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense which is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate. Warranty expense for the quarter ended March 31, 2017, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, were as follows:

(In millions)	Product Warranties
Balance as of December 31, 2016	$5.5
Warranty expense	1.5
Deductions and other	(0.6)
Balance as of March 31, 2017	$6.4

Note 12 — Stock Repurchase Plan

In October 2015, our Board authorized the repurchase of $250 million of the Company’s stock (“2015 Repurchase Plan”).   In the first quarter of 2017, the Company spent $63.7 million to repurchase our common stock and at March 31, 2017, the Company has $29.1 million remaining under the 2015 Repurchase Plan.

On February 9, 2017, our Board authorized the repurchase of $300 million of the Company’s stock (“2017 Repurchase Plan”).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop, manufacture, and market lightweight, high-performance structural materials, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, adhesives, engineered core and composite structures, for use in Commercial Aerospace, Space & Defense and Industrial markets. Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, recreational products and other industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe, Russia and Africa. We are also a partner in a joint venture in Malaysia, which manufactures composite structures for Commercial Aerospace applications.

Hexcel has two segments, Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resins, prepregs and other fiber-reinforced matrix materials, and honeycomb core product lines.  The Engineered Products segment is comprised of lightweight high strength composite structures, molded components and specialty machined honeycomb products with added functionality.

Net sales for the quarter were $478.8 million, 3.8% lower (2.6% lower in constant currency) than the $497.7 million reported for the first quarter of 2016.  Commercial Aerospace and Space & Defense sales were comparable to last year, while Industrial sales were 19.4% below last year (16.1% in constant currency).

Commercial Aerospace sales of $347.2 million were 0.9% lower (0.3% in constant currency) for the quarter as compared to the first quarter of 2016. While the sales growth of the A350 and the new narrowbodies were in line with expectations, the growth was offset by the declines in certain legacy widebody sales (i.e. A380, B777 and B747).

Sales to other commercial aerospace, which include regional and business aircraft customers, were down modestly from the first quarter of 2016 and just above the fourth quarter of 2016.

Space & Defense sales of $76.7 million were 3.3% lower (1.7% in constant currency) than the first quarter of 2016. Rotorcraft sales comprise just over half of Space & Defense sales with civil rotorcraft sales remaining at historic low levels and now comprise about 10% of total rotorcraft sales.

Total Industrial sales of $54.9 million for the first quarter of 2017 were 19.4% lower (16.1% lower in constant currency) than the first quarter of 2016 and were just higher than the fourth quarter of 2016. We expect sales to be more level loaded by quarter in 2017, as sales for the second half of 2016 were nearly 20% lower than the first half of 2016. As expected, wind energy sales are in for a challenging year and were down more than 25%.  However, we expect wind energy sales in 2018 to exceed 2016 levels, as various legacy blades with lower composite content transition to longer, higher efficiency blades with higher composite content.

Gross margin for the first quarter of 2017 was a solid 28.0% as compared to 28.7% for the first quarter of 2016. We are on track with training and start-up costs at the previously announced two new greenfield manufacturing sites in France and Morocco.

Selling, general and administrative expenses were $4.5 million lower than the first quarter of 2016. This is about a 7% reduction in constant currency and reflects strong cost control. Research and technology expenses were $0.9 million higher (11% higher in constant currency) than the comparable 2016 period as we continue to invest in innovative composite products and solutions to support our customers.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first quarter of 2017 was a use of $31 million versus a use of $75 million in 2016 as seasonal effects typically cause significant working capital cash usage in the first quarter. Working capital usage in the first quarter of 2017 was $40 million versus a usage of $91 million in the first quarter of 2016. Cash used for capital expenditures was about $85 million for both quarters. Accrual basis additions to capital expenditures were $93 million in the first quarter of 2017 as compared to $73 million during the first quarter of 2016. We expect accrual basis capital expenditures to be in the $270 million to $290 million range in 2017, as we continue to expand capacity to meet the planned needs of our customers.  The driver of our capital expenditures is capacity additions for the planned ramp-up of new aerospace programs.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2017	2016	% Change
Net sales	$478.8	$497.7	(3.8	) %
Net sales change in constant currency			(2.6	) %
Operating income	78.6	83.9	(6.3	) %
As a percentage of net sales	16.4%	16.9%
Net income	64.6	56.0	15.4%
Diluted net income per common share	$0.70	$0.59	18.6%

Non-GAAP measures:
Adjusted net income	$55.5	$56.0	(0.9	) %
Adjusted diluted earnings per share	$0.60	$0.59	1.7%

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

	Quarter Ended March 31,
(In millions, except per share data)	2017	2016
Net income	$64.6	$56.0
Discrete tax items (a)	(9.1)	—
Adjusted net income (Non-GAAP)	$55.5	$56.0

(a)	The quarter ended March 31, 2017 included a benefit of $9.1 million related to the release of a valuation allowance in a foreign jurisdiction.

	Quarter Ended March 31,
(In millions)	2017	2016
Net cash provided by operating activities	$54.2	$10.3
Less: Capital expenditures	(85.5)	(85.4)
Free cash flow (Non-GAAP)	$(31.3)	$(75.1)

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters March 31, 2017 and 2016:

	Quarter Ended March 31,
(In millions)	2017	2016	% Change
Consolidated Net Sales	$478.8	$497.7	(3.8	) %
Commercial Aerospace	347.2	350.3	(0.9	) %
Space & Defense	76.7	79.3	(3.3	) %
Industrial	54.9	68.1	(19.4	) %

Composite Materials	$387.5	$395.8	(2.1	) %
Commercial Aerospace	269.5	264.3	2.0%
Space & Defense	63.2	63.4	(0.3	) %
Industrial	54.8	68.1	(19.5	) %

Engineered Products	$91.3	$101.9	(10.4	) %
Commercial Aerospace	77.7	86.0	(9.7	) %
Space & Defense	13.5	15.9	(15.1	) %
Industrial	0.1	—	N/A	%

Sales by Segment

Composite Materials: Net sales of $387.5 million in the first quarter of 2017 decreased $8.3 million from the $395.8 million in the prior year driven by a 19.5% decrease in Industrial sales combined with Commercial Aerospace and Space & Defense sales that were comparable to last year. As expected, wind energy sales are in for a challenging year and were down more than 25%.  However, the Company expects wind energy sales in 2018 to exceed 2016 levels, once the transition from certain blade models with lower composite content to longer blades with higher content in 2018 is completed.

Engineered Products: Net sales of $91.3 million in the first quarter of 2017 decreased $10.6 million from the $101.9 million for 2016 as driven by a decline in Commercial Aerospace sales, primarily due to the decline in the legacy widebody rates as well the decline in civil rotorcraft sales, which remain at historic low levels.

Sales by Market

Commercial Aerospace: Commercial Aerospace sales of $347.2 million were 0.9% lower (0.3% in constant currency) for the quarter as compared to the first quarter of 2016. While the sales growth of the A350 and the new narrowbodies were in line with expectations, the growth was offset by the declines in certain legacy widebody sales (i.e. A380, B777 and B747).

Sales to other commercial aerospace, which include regional and business aircraft customers, were down modestly from the first quarter of 2016 and just above the fourth quarter of 2016.

Space & Defense: Net sales of $76.7 million were 3.3% lower (1.7% in constant currency) for the quarter as compared to the first quarter of 2016.  Rotorcraft sales comprise just over half of Space & Defense sales with civil rotorcraft sales remaining at historic low levels and now comprise about 10% of total rotorcraft sales.

Industrial: Net sales of $54.9 million for the first quarter of 2017 were 19.4% lower (16.1% lower in constant currency) than the first quarter of 2016 and were just higher than the fourth quarter of 2016. Sales are expected to be more level loaded by quarter in 2017, as sales for the first half of 2016 were more than 25% lower than the second half of 2016. As expected, wind energy sales are in for a challenging year and were down more than 25%.  However, wind energy sales in 2018 are expected to exceed 2016 levels, as various legacy blades with lower composite content transition to longer, higher efficiency blades with higher composite content.

Gross Margin

	Quarter Ended March 31,
(In millions)	2017	2016	% Change
Gross margin	$134.1	$143.0	(6.2	) %
Percentage of sales	28.0%	28.7%

Gross margin percentage was 28.0% as compared to 28.7% for the first quarter of 2016. The Company is on track with training and start-up costs at the previously announced two new greenfield manufacturing sites in France and Morocco.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2017	2016	% Change
SG&A expense	$42.9	$47.4	(9.5)%
Percentage of sales	9.0%	9.5%

R&T expense	$12.6	$11.7	7.7%
Percentage of sales	2.6%	2.4%

Selling, general and administrative expenses were $4.5 million lower than the first quarter of 2016. This is about a 7% reduction in constant currency and reflects strong cost control. Research and technology expenses were $0.9 million higher (11% higher in constant currency) than the comparable 2016 period as we continue to invest in innovative composite products and solutions to support our customers.

Operating Income

	Quarter Ended March 31,
(In millions)	2017	2016	% Change
Consolidated operating income	$78.6	$83.9	(6.3	) %
Operating margin	16.4%	16.9%

Composite Materials	81.9	90.8	(9.8	) %
Operating margin	20.2%	21.9%
Engineered Products	13.0	12.3	5.7%
Operating margin	14.2%	12.1%
Corporate & Other	(16.3)	(19.2)	(15.1	) %

Operating income in the 2017 first quarter was $78.6 million or 16.4% of sales as compared to $83.9 million or 16.9% of sales in 2016. Depreciation and amortization was $2.7 million higher this quarter, on a constant currency basis, than a year ago. The 2017 operating income percentage as compared to 2016 was nearly 40 basis points higher from exchange rates.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2017	2016	% Change
Interest expense, net	$6.2	$5.6	10.7%

Interest expense for the first quarter ended March 31, 2017 increased over the comparable period of 2016 due to higher average interest rate on debt outstanding as a result of the Company issuing, in February 2017, $400 million aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027.  In addition, debt increased as we continue to invest in capacity, while also returning funds to stockholders through stock buybacks and dividends.

Provision for Income Taxes

	Quarter Ended March 31
(In millions)	2017	2016
Income tax expense	$8.6	$22.7
Effective tax rate	11.9%	29.0%

  The tax provision was $8.6 million for the quarter, including a discrete benefit of $9.1 million from the release of a valuation allowance in a foreign jurisdiction. Excluding this discrete benefit, the effective tax rate was 24.4% as compared to 29.0% in 2016. Both periods benefitted from deductions associated with share-based compensation payments, as activity is typically highest in the first quarter. Excluding these discrete benefits, the Company’s first quarter effective tax rate was 30%, in line with our full year expectations.

Financial Condition

Liquidity: As of March 31, 2017, our total debt, net of cash, was $759.1 million, as compared to $653.5 million at December 31, 2016. The increase in debt in the first quarter of 2017 primarily reflects $64 million in stock repurchases and the free cash flow usage of $31 million. In February 2017, the Company issued $400 million aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The net proceeds of approximately $394.6 million were initially used to repay, in part, $350 million of our Senior Unsecured Revolving Credit Facility (the “Facility”) and the remainder was used for general purposes including share repurchase. At March 31, 2017, total borrowings under our $700 million Senior Unsecured Credit Facility (the “Facility”) were $85 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of March 31, 2017, we had issued letters of credit under the Facility totaling $0.2 million, resulting in undrawn availability under the Facility as of March 31, 2017 of $614.8 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. As of March 31, 2017, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of March 31, 2017, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until September 2021 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $54.2 million in the first three months of 2017, as compared to $10.3 million in the first three months of 2016. Working capital usage in the first quarter of 2017 was $40 million versus a usage of $91 million in the first quarter of 2016.

Investing Activities: Net cash used for investing activities of $95.5 million and $94.0 million in the first quarter of 2017 and 2016, respectively, was for capital expenditures and investments.

In 2017, we made an additional $10 million investment in Oxford Performance Materials (“OPM”) based on the achievement of certain milestones. OPM produces thermoplastic, carbon fiber reinforced 3D printed parts for aerospace and medical applications. The investment in 2016 represented the acquisition of the remaining 50% of Formax.

Financing Activities: Financing activities generated $87.8 million and $54.9 million of net cash in the first quarter of 2017 and 2016. The first quarter of 2017 reflects $400 million from the issuance of the 3.95% notes, partly offset by the repayment of $280 million of the Facility, and $73.8 million returned to stockholders from stock repurchases and dividends. The first quarter of 2016 primarily reflects increased borrowings of $104.0 million from the Facility less $43.8 million returned to stockholders from stock repurchases and dividends.

In 2017, the Company repurchased $63.7 million of shares of common stock under the 2015 Repurchase Plan. In October 2015, our Board authorized the repurchase of $250 million of the Company’s stock (“2015 Repurchase Plan”) and now has $29.1 million remaining under the 2015 Repurchase Plan. In February 2017, our Board authorized the repurchase of an additional $300 million of the Company’s stock (“2017 Repurchase Plan”).

Financial Obligations and Commitments: As of March 31, 2017, current portion of debt includes $0.4 million in current maturities of a capital lease that was an obligation assumed from the Formax acquisition and $4.8 million related to the Euro term loan.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey and other sites are accrued in the consolidated balance sheets. As of March 31, 2017, our aggregate environmental related accruals were $3.1 million, of which $1.4 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, the amount of insurance coverage and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations; foreign currency fluctuations; changes in aerospace delivery rates; reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas; changes in sales mix; changes in government defense procurement budgets; changes in military aerospace programs technology; industry capacity; competition; disruptions of established supply channels, particularly where raw materials are obtained from a single or limited number of sources and cannot be substituted by unqualified alternatives; manufacturing capacity constraints; uncertainty regarding the exit of the U.K. from the European Union; and unforeseen vulnerability of our network and systems to interruptions or failures.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2016 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2017 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 11 on pages 13 through 15 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. In addition, future uncertainties may increase the magnitude of these adverse effects or give rise to additional material risks not now contemplated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2017	—	$	N/A	—		$92,776,000
February 1 — February 28, 2017	1,019,704		52.85	1,019,704		338,884,194
March 1 — March 31, 2017	170,266		53.08	170,266		329,118,716
Total	1,189,970		$53.49	1,189,970	(1)	$329,118,716

(1)

In October 2015, our Board authorized us to repurchase $250 million of our outstanding common stock, of which $29.1 million remained at March 31, 2017. On February 9, 2017, our Board authorized us to repurchase an additional $300 million of our common stock.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit No.	Description

10.1

Credit Agreement, dated as of June 9, 2016, by and among Hexcel Corporation, Hexcel Holdings Luxembourg S.à.r.l., the financial institutions from time to time party thereto, Citizens Bank, National Association, as administrative agent for the lenders, Citizens Bank, National Association,  Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint book managers and joint lead arrangers, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents, and Sumitomo Mitsui Banking Corporation, SunTrust Bank, TD Bank, N.A. and U.S. Bank, National Association, as documentation agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 14, 2016).

10.2

Company Guaranty, dated as of June 9, 2016, by Hexcel Corporation in favor of and for the benefit of Citizens Bank, National Association, as administrative agent for each of the Lender Group (as defined in the Credit Agreement) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 14, 2016).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

April 19, 2017	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Senior Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Credit Agreement, dated as of June 9, 2016, by and among Hexcel Corporation, Hexcel Holdings Luxembourg S.à.r.l., the financial institutions from time to time party thereto, Citizens Bank, National Association, as administrative agent for the lenders, Citizens Bank, National Association,  Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint book managers and joint lead arrangers, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents, and Sumitomo Mitsui Banking Corporation, SunTrust Bank, TD Bank, N.A. and U.S. Bank, National Association, as documentation agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 14, 2016).

10.2

Company Guaranty, dated as of June 9, 2016, by Hexcel Corporation in favor of and for the benefit of Citizens Bank, National Association, as administrative agent for each of the Lender Group (as defined in the Credit Agreement) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 14, 2016).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.