Form 10-Q
period 2017-06-30
HEXCEL CORP /DE/
filed 2017-07-24
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2017
COMMON STOCK	89,778,622

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In millions)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$45.5	$35.2
Accounts receivable, net	253.3	245.6
Inventories	313.0	291.0
Prepaid expenses and other current assets	36.6	35.2
Total current assets	648.4	607.0

Property, plant and equipment	2,593.1	2,378.4
Less accumulated depreciation	(807.6)	(752.8)
Property, plant and equipment, net	1,785.5	1,625.6

Goodwill and other intangible assets	73.5	72.2
Investments in affiliated companies	63.9	53.1
Other assets	56.0	42.7
Total assets	$2,627.3	$2,400.6

Liabilities and Stockholders' Equity
Current liabilities:
Current portions of capital lease and term loan	$4.3	$4.3
Accounts payable	139.5	137.3
Accrued liabilities	127.0	130.3
Total current liabilities	270.8	271.9

Commitments and contingencies (see Note 11)

Long-term debt	817.3	684.4
Other non-current liabilities	208.9	199.4
Total liabilities	1,297.0	1,155.7

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 107.5 shares and 106.7 shares issued at June 30, 2017 and December 31, 2016, respectively	1.1	1.1
Additional paid-in capital	763.1	738.8
Retained earnings	1,360.6	1,254.7
Accumulated other comprehensive loss	(93.0)	(174.4)
	2,031.8	1,820.2
Less – Treasury stock, at cost, 17.7 shares at June 30, 2017, and 15.3 shares at December 31, 2016	(701.5)	(575.3)
Total stockholders' equity	1,330.3	1,244.9
Total liabilities and stockholders' equity	$2,627.3	$2,400.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Net sales	$491.3	$522.6	$970.1	$1,020.3
Cost of sales	351.4	372.3	696.1	727.0
Gross margin	139.9	150.3	274.0	293.3
Selling, general and administrative expenses	38.1	38.6	81.0	86.0
Research and technology expenses	12.1	11.6	24.7	23.3
Operating income	89.7	100.1	168.3	184.0
Interest expense, net	6.8	5.7	13.0	11.3
Non-operating expense	—	0.4	—	0.4
Income before income taxes, and equity in earnings from affiliated companies	82.9	94.0	155.3	172.3
Provision for income taxes	22.1	28.7	30.7	51.4
Income before equity in earnings from affiliated companies	60.8	65.3	124.6	120.9
Equity in earnings from affiliated companies	0.8	0.8	1.6	1.2
Net income	$61.6	$66.1	$126.2	$122.1
Basic net income per common share	$0.68	$0.71	$1.39	$1.31
Diluted net income per common share	$0.67	$0.70	$1.37	$1.29
Dividends per share	$0.11	$0.10	$0.22	$0.21
Weighted-average common shares:
Basic	90.7	93.1	91.1	93.3
Diluted	92.0	94.6	92.4	94.7

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net Income	$61.6	$66.1	$126.2	$122.1
Currency translation adjustments	49.4	(21.4)	58.5	(10.6)
Net unrealized pension and other benefit actuarial gains and prior service credits	(0.8)	1.2	(1.0)	1.5
Net unrealized gains on financial instruments (net of tax)	16.5	(10.8)	23.9	(1.5)
Total other comprehensive income	65.1	(31.0)	81.4	(10.6)
Comprehensive income	$126.7	$35.1	$207.6	$111.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$126.2	$122.1
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	49.5	45.5
Amortization related to financing	0.4	1.1
Deferred income taxes	2.0	24.6
Equity in earnings from affiliated companies	(1.6)	(1.2)
Stock-based compensation	13.3	12.8
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2.4	(53.4)
Increase in inventories	(11.6)	(22.6)
Increase in prepaid expenses and other current assets	(2.9)	(5.6)
Increase in accounts payable/accrued liabilities	5.0	9.3
Other – net	(0.3)	2.3
Net cash provided by operating activities	182.4	134.9

Cash flows from investing activities
Capital expenditures	(169.2)	(156.0)
Acquisition of business and investment in affiliate	(10.0)	(33.6)
Net cash used for investing activities	(179.2)	(189.6)

Cash flows from financing activities
Proceeds from senior notes due 2027 (including original issue discount of $1.7 million)	398.3	―
Issuance costs related to senior notes due 2027	(3.7)	―
Proceeds from settlement of treasury locks associated with senior notes due 2027	10.0	―
Proceeds from Euro term loan	37.4	―
Repayments of Euro term loan	(4.1)	―
Borrowing from senior unsecured debt facility	―	123.1
Issuance costs related to credit facility	―	(1.7)
Repayment of senior unsecured credit facility	(300.0)	―
Other debt, net	0.2	(0.2)
Dividends paid	(20.1)	(19.6)
Repurchase of stock	(120.8)	(54.9)
Activity under stock plans	5.6	(4.7)
Net cash provided by financing activities	2.8	42.0
Effect of exchange rate changes on cash and cash equivalents	4.3	(0.2)
Net increase (decrease) in cash and cash equivalents	10.3	(12.9)
Cash and cash equivalents at beginning of period	35.2	51.8
Cash and cash equivalents at end of period	45.5	38.9
Supplemental data:
Accrual basis additions to property, plant and equipment	$170.1	$142.2

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers”. The update clarifies the principles for recognizing revenue and develops a common revenue standard for all industries. The new guidance is effective for the first quarter of 2018. Our implementation efforts include the identification of revenue within the scope of the guidance, the evaluation of revenue contracts under the guidance and assessing the qualitative and quantitative impacts of the new standard on our financial statements. We are in the process of assessing the anticipated impact of the amended standard on our financial statements.  We have several contracts that allow the customer to terminate for convenience, which we are evaluating. The revenue recognition treatment required under the new standard may vary in some instances from our current recognition at the time of shipment. Additionally, we intend to make certain policy elections, such as shipping and handling, within the amended standard that are consistent with our current accounting.

 We expect to complete our evaluation by the end of fiscal 2017, which will allow us to select an adoption method and determine the impact of the new standard on our consolidated results of operations and financial condition. The Company plans to adopt the new guidance on January 1, 2018.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 effective for the quarter ended March 31, 2017, for use in its fourth quarter annual goodwill impairment testing.

Note 2 — Net Income per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Basic net income per common share:
Net income	$61.6	$66.1	$126.2	$122.1
Weighted average common shares outstanding	90.7	93.1	91.1	93.3

Basic net income per common share	$0.68	$0.71	$1.39	$1.31

Diluted net income per common share:
Net income	61.6	66.1	126.2	122.1

Weighted average common shares outstanding — Basic	90.7	93.1	91.1	93.3
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.5	0.4	0.4
Stock options	0.9	1.0	0.9	1.0
Weighted average common shares outstanding — Dilutive	92.0	94.6	92.4	94.7

Diluted net income per common share	$0.67	$0.70	$1.37	$1.29

Total shares underlying stock options of 0.1 million and 0.2  million were excluded from the computation of diluted net income per share for the quarter and six months ended June 30, 2017, as they were anti-dilutive.  Total shares underlying stock options of 0.4 million and 0.6 million were excluded from the computation of diluted net income per share for the quarter and six months ended June 30, 2016, as they were anti-dilutive.

Note 3 — Inventories

	June 30,	December 31,
(In millions)	2017	2016
Raw materials	$130.9	$120.6
Work in progress	48.9	53.7
Finished goods	133.2	116.7
Total Inventory	$313.0	$291.0

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2017 and 2016 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.4	$0.3	$0.7	$0.6
Interest cost	0.1	0.2	0.3	0.3
Settlement expense	0.1	―	0.1	―
Net amortization and deferral	0.1	0.1	0.2	0.2
Net periodic benefit cost	$0.7	$0.6	$1.3	$1.1

	June 30, 2017	December 31, 2016
Amounts recognized on the balance sheet:
Accrued liabilities	$1.1	$1.1
Other non-current liabilities	19.6	18.6
	$20.7	$19.7

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.1	1.4	2.2	2.9
Expected return on plan assets	(2.1)	(2.0)	(4.1)	(4.1)
Net amortization and deferral	0.1	0.1	0.2	0.3
Net periodic benefit credit	$(0.7)	$(0.3)	$(1.3)	$(0.5)

	June 30, 2017	December 31, 2016
Amounts recognized on the balance sheet:
Noncurrent asset	$29.9	$23.9

Accrued liabilities	1.2	0.4
Other non-current liabilities	19.0	16.2
Total accrued benefit	$20.2	$16.6

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  Under the provisions of these non-qualified plans, we have contributed approximately $0.1 million in each of the first two quarters of 2017 to cover unfunded benefits and expect to contribute a total of $1.1 million in 2017.  We contributed $0.2 million to our U.S. non-qualified defined benefit retirement plans during 2016.

We contributed $0.7 million and $2.4 million to our European defined benefit retirement plans in the second quarter of 2017 and 2016, respectively. Contributions to the defined benefit retirement plans were $2.0 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively. We plan to contribute approximately $5.1 million during 2017 to our European plans. We contributed $6.3 million to our European plans during 2016.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.3 million of net amortization gain deferral for the quarter and $0.6 million for the six months ended June 30, 2017. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and six months ended 2016 were not material.

	June 30, 2017	December 31, 2016
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$0.5
Other non-current liabilities	3.4	3.9
Total accrued benefit	$3.9	$4.4

In connection with our postretirement plans, we contributed about $0.1 million during each of the quarters ended June 30, 2017 and 2016. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.5 million in 2017 to cover unfunded benefits.  We contributed $0.1 million to our postretirement plans during 2016.

Note 5 –– Debt

(In millions)	June 30, 2017	December 31, 2016
Current portion of capital lease	$0.2	$0.5
Current portion of Euro term loan	4.1	3.8
Current portion of debt	$4.3	$4.3
Non-current portion of Euro term loan	60.4	22.6
Senior unsecured credit facility- revolving loan due 2021	65.0	365.0
4.7% senior notes due 2025	300.0	300.0
Senior notes due 2025 - original issue discount and deferred financing costs	(3.0)	(3.2)
3.95% senior notes due 2027	400.0	―
Senior notes due 2027 - original issue discount and deferred financing costs	(5.2)	―
Other debt	0.1	―
Long-term debt	817.3	684.4
Total debt	$821.6	$688.7

In February 2017, the Company issued $400 million aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The net proceeds of approximately $394.6 million were initially used to repay, in part, $350 million of our Senior Unsecured Revolving Credit Facility (the “Facility”) and the remainder was used for general purposes including share repurchase.  The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The effective interest rate for the outstanding period in the first six months was 3.86% inclusive of the approximately 0.25% benefit of the treasury locks. The fair value of the senior notes due in 2027 based on quoted prices utilizing level 2 inputs was $410.4 million at June 30, 2017.

In August 2015, the Company issued $300 million aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%.  The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The effective interest rate for the outstanding period in the first six months was 4.85%. The fair value of the notes due in 2025 based on quoted prices utilizing level 2 inputs was $322.1 million at June 30, 2017.

As of June 30, 2017, total borrowings under our $700 million Facility were $65 million, which approximates fair value using level 2 inputs. The Company utilized its Facility at various borrowing levels with $451 million and $524 million representing the highest amounts borrowed within the six months ended June 30, 2017 and 2016, respectively. The Facility permits us to issue letters of credit up to an aggregate amount of $40 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of June 30, 2017, we had no outstanding letters of credit under the Facility, resulting in undrawn availability under the Facility as of June 30, 2017 of $635.0 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The average interest rate on the Facility was 2.24% for the first six months of 2017. The average interest rate was 1.82% for 2016.

In June 2016, we entered into a €60 million term loan.  The loan has two tranches of which the first tranche for €25 million has a rate of Euribor +1.2% and a final maturity date of June 30, 2023.  The first tranche is repayable in seven equal annual installments, which began on June 30, 2017.  The second tranche for €35 million has a rate of Euribor +1.25% and a final maturity date of June 30, 2024. The first annual amortization payment for the second tranche is due June 30, 2019.  There is a zero percent floor on the Euribor. The outstanding amounts at June 30, 2017 and December 31, 2016 are €56.4 million (or $64.5 million) and €25 million (or $26.4 million), which approximates fair value.  The term loan is guaranteed by Hexcel Corporation.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

       As of June 30, 2017, the Company had agreements to swap $50 million of floating rate obligations for fixed rate obligations at an average of 1.087% against LIBOR in U.S. dollars, which matures in September 2019. The swaps were accounted for as cash flow hedges of our floating rate bank loans.  To ensure the swaps were highly effective, all of the principal terms of the swaps matched the terms of the bank loans.  The fair value of the interest rate swaps was an asset of $0.6 million at June 30, 2017 and an asset of $0.7 million at December 31, 2016.

In December 2016, we swapped €25.0 million of floating rate obligations for fixed rate obligations at a rate of 0.365% against EURIBOR in Euros. The swap amortizes over seven equal annual installments, which began on June 30, 2017 until the final maturity on June 30, 2023. In April 2017, we swapped €35.0 million of floating rate obligations at a rate of 0.59% against EURIBOR in Euros. The swap amortizes over six unequal annual installments beginning June 30, 2019 until the final maturity on June 30, 2024.  Both derivatives are accounted for as cash flow hedges of the floating rate Euro term loan. To ensure the swap is highly effective, all of the principal terms of the swap matched the terms of the bank loan. The fair value of the interest rate swaps was a liability of $0.3 million at June 30, 2017 and a liability of $0.1 million at December 31, 2016.

          The Company also uses treasury locks to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. In September 2016 and February 2017, the Company entered into interest rate treasury lock agreements with notional values of $150 million and $100 million for the 2017 note issuance. We accounted for these interest rate treasury locks as cash flow hedges so any change in fair value was recorded into other comprehensive income and then amortized into interest expense over the life of the bonds upon issuance. On February 15, 2017, we issued senior notes due 2027 and received $10.0 million in cash in settlement of the derivatives. The amount recorded in other comprehensive income will be released to interest expense over the life of the senior notes. The effect of these treasury locks is to reduce the interest rate on these senior notes by approximately 0.25%.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through December 2019, which we account for as cash flow hedges. The aggregate notional amount of these contracts was $358.4 million and $423.8 million at June 30, 2017 and December 31, 2016, respectively.

The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, gains of $18.7 million and $22.0 million, respectively, were recorded in other comprehensive income (“OCI”) for the three and six months ended June 30, 2017 and losses of $15.1 million and $9.3 million, respectively, were recorded in other comprehensive income (“OCI”) for the three and six months ended June 30, 2016. We classified the carrying amount of these contracts of $7.2 million in other assets and $8.4 million in other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2017 and $33.9 million in other liabilities at December 31, 2016. During the three and six months ended June 30, 2017, we recognized net losses of $4.2 million and $10.8 million in gross margin, respectively. During the three and six months ended June 30, 2016, we recognized net losses of $3.4 million and $8.5 million in gross margin, respectively.  For the quarters and six months ended June 30, 2017 and 2016, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the re-measurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended June 30, 2017 and 2016, we recognized net foreign exchange gains of $9.9 million and losses of $1.6 million, respectively, in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2017 and 2016, we recognized net foreign exchange gains of $11.4 million and of $2.7 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $6.5 million classified in other assets and $0.1 million in other liabilities and $1.0 million classified in other assets and $0.3 million in other liabilities on the June 30, 2017 and December 31, 2016 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and six months ended June 30, 2017 and 2016 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Unrealized losses at beginning of period, net of tax	$(18.3)	$(5.7)	$(25.9)	$(15.0)
Losses reclassified to net sales	3.3	1.7	8.3	6.1
Increase (decrease) in fair value	13.7	(12.5)	16.3	(7.6)
Unrealized losses at end of period, net of tax	$(1.3)	$(16.5)	$(1.3)	$(16.5)

We expect to reclassify $3.4 million of unrealized losses into earnings over the next twelve months as the hedged sales are recorded.

Note 7 — Income Taxes

The income tax provision for the second quarter and the first half period ended June 30, 2017 was $22.1 million and $30.7 million.  The effective tax rate for the second quarter was 26.7% as the quarter benefitted from favorable state tax return to provision adjustments and deductions associated with share-based compensation payments. The provision for the first quarter of 2017 included a nonrecurring discrete benefit of $9.1 million from the release of a valuation allowance in a foreign jurisdiction. The effective tax rate, excluding this benefit, for the first half of 2017 was 25.7% as compared to 29.8% in 2016, as both periods benefitted from deductions associated with share-based compensation payments.

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

We do not have any significant assets or liabilities that utilize Level 3 inputs. In addition, we have no assets or liabilities that utilize Level 1 inputs. For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $14.3 million and $8.8 million, respectively, at June 30, 2017. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was an asset of $0.6 million and a liability of $0.3 million at June 30, 2017.

•

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at June 30, 2017 was $13.7 million and $8.5 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended June 30, 2017 that would reduce the receivable amount owed, if any, to the Company.

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

Financial information for our operating segments for the quarters and six months ended June 30, 2017 and 2016 is as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions	Materials	Products	Other (a)	Total
Second Quarter 2017
Net sales to external customers	$397.3	$94.0	$—	$491.3
Intersegment sales	15.1	—	(15.1)	—
Total sales	412.4	94.0	(15.1)	491.3
Operating income	92.1	12.1	(14.5)	89.7
Depreciation and amortization	23.3	1.8	—	25.1
Stock-based compensation	1.2	0.2	1.0	2.4
Accrual basis additions to capital expenditures	74.5	2.7	—	77.2

Second Quarter 2016
Net sales to external customers	$425.3	$97.3	$—	$522.6
Intersegment sales	18.9	—	(18.9)	—
Total sales	444.2	97.3	(18.9)	522.6
Operating income	101.6	11.7	(13.2)	100.1
Depreciation and amortization	21.4	1.8	0.1	23.3
Stock-based compensation	1.1	0.3	0.9	2.3
Accrual basis additions to capital expenditures	67.2	1.7	—	68.9

Six Months Ended June 30, 2017
Net sales to external customers	$784.8	$185.3	$—	$970.1
Intersegment sales	32.2	—	(32.2)	—
Total sales	817.0	185.3	(32.2)	970.1
Operating income	174.0	25.1	(30.8)	168.3
Depreciation and amortization	45.8	3.7	—	49.5
Stock-based compensation	4.6	0.9	7.8	13.3
Accrual basis additions to capital expenditures	161.1	9.0	—	170.1

Six Months Ended June 30, 2016
Net sales to external customers	$821.1	$199.2	$—	$1,020.3
Intersegment sales	37.0	—	(37.0)	—
Total sales	858.1	199.2	(37.0)	1,020.3
Operating income	192.4	23.9	(32.3)	184.0
Depreciation and amortization	41.8	3.6	0.1	45.5
Stock-based compensation	4.2	0.9	7.7	12.8
Accrual basis additions to capital expenditures	137.2	5.0	—	142.2
_________________

(a)	We do not allocate Corporate expenses to the operating segments

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

	June 30,	December 31,
(In millions)	2017	2016
Composite Materials	$57.4	$56.1
Engineered Products	16.1	16.1
Goodwill and intangible assets	$73.5	$72.2

No impairments have been recorded against these amounts.

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations. The components of accumulated other comprehensive loss as of June 30, 2017 and December 31, 2016 were as follows:

(In millions)	Unrecognized Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2016	$(14.6)	$(18.7)	$(141.1)	$(174.4)
Other comprehensive (loss) income before reclassifications	(0.8)	15.9	58.5	73.6
Amounts reclassified from accumulated other comprehensive loss	(0.2)	8.0	—	7.8
Other comprehensive (loss) income	(1.0)	23.9	58.5	81.4
Balance at June 30, 2017	$(15.6)	$5.2	$(82.6)	$(93.0)

(1)	Includes forward foreign exchange contracts and interest rate derivatives

The amounts reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the quarter were not material and were $0.3 million of  net gains less $0.1 million of taxes for the six months ended June 30, 2017. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2017 were net losses of $4.0 million less taxes of $0.8 million and net losses of $10.4 million less taxes of $2.4 million, respectively.  The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

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

Lower Passaic River Study Area

Hexcel and a group of approximately 51 other PRPs comprise the Lower Passaic Cooperating Parties Group (the “CPG”).  Hexcel and the CPG are subject to a May 2007 Administrative Order on Consent (“AOC”) to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of environmental conditions in the Lower Passaic River watershed.  We were included in the CPG based on our operations at our former manufacturing site in Lodi, New Jersey.

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the river. The ROD calls for capping and dredging of the lower eight miles of the Passaic River, with the placement of an engineered cap over the entire eight miles, at an expected cost ranging from $0.97 billion to $2.07 billion, according to the EPA. Because the EPA has not yet selected a remedy for the upper nine miles of the Lower Passaic River, this estimate range does not include any costs related to a future remedy for the upper portion of the river. Now that it has issued the final ROD, the EPA will seek to hold some combination of the PRPs liable to perform the work selected through the ROD. At this point, we have not yet determined our allocable share of performing the selected remedy. However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company has determined that its accrual is sufficient at this time. The accrual balance was $2.1 million as of June 30, 2017 and December 31, 2016. Despite the issuance of the final ROD, there continue to be many uncertainties associated with the selected remedy, the Company’s allocable share of the remediation and the amount of insurance coverage. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop.

 Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established a PRP Group, (the “Omega PRP Group”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP Group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.6 million at both June 30, 2017 and at December 31, 2016, respectively.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the consolidated balance sheets. As of June 30, 2017, our aggregate environmental related accruals were $2.9 million, of which $1.0 million was included in accrued liabilities with the remainder included in non-current liabilities.  As of December 31, 2016, our aggregate environmental related accruals were $3.2 million, of which $1.4 million was included in accrued liabilities with the remainder included in non-current liabilities. As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued at the high end of the range of possible outcomes for those sites where we are able to estimate our liability, our accrual would have been $16 million higher. These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, amount of insurance coverage, and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for each of the quarters ended June 30, 2017 and 2016 was $0.1 million and $0.4 million, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively. In addition, our operating costs relating to environmental compliance charged to expense were $2.5 million and $2.3 million for the quarters ended June 30, 2017 and 2016, respectively and $4.7 million and $4.9 million for the six-month periods ended June 30, 2017 and 2016, respectively.

Product Warranty

We provide for an estimated amount of product warranty expense, which is provided by product and based on historical warranty experience. In addition, we periodically review our warranty accrual and record any adjustments as deemed appropriate. Warranty expense for the quarter and six months ended June 30, 2017, and accrued warranty cost, included in “accrued liabilities” in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2016	$5.5
Warranty expense	1.5
Deductions and other	(0.6)
Balance as of March 31, 2017	$6.4
Warranty expense	1.2
Deductions and other	(1.4)
Balance as of June 30, 2017	$6.2

Note 12 — Stock Repurchase Plan

In October 2015, our Board authorized the repurchase of $250 million of the Company’s stock (“2015 Repurchase Plan”).   On February 9, 2017, our Board authorized the repurchase of $300 million of the Company’s stock (“2017 Repurchase Plan”).

  In the second quarter of 2017, the Company spent $57.2 million to repurchase our common stock and for the first half of 2017 the Company spent $120.8 million to repurchase our common stock.  At June 30, 2017, the 2015 plan was completed and the Company has $272 million remaining under the 2017 Repurchase Plan.

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

Hexcel has two segments, Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resins, prepregs and other fiber-reinforced matrix materials, and honeycomb core product lines.  The Engineered Products segment is comprised of lightweight high strength composite structures and specialty machined honeycomb products with added functionality.

Net sales for the quarter were $491.3 million, 6.0% lower (5.4% lower in constant currency) than the $522.6 million reported for the second quarter of 2016.  Year to date net sales were 4.0% lower in constant currency driven by declines in both the commercial aerospace and industrial markets.

Commercial aerospace sales of $349.0 million decreased 5.3% (5.2% in constant currency) for the quarter as compared to the second quarter of 2016 and decreased 3.1% (2.8% in constant currency) for the six-month period as compared to 2016. The sales declines in certain legacy widebody sales (A380, B777 and B747) more than offset the growth of the A350 and the new narrowbodies.  Widebody sales were affected by reductions in legacy widebody buildrates and inventory adjustments as various customers optimized their supply chains. The A350 sales growth was less than expected as it reflects the impact of partnering with our customers on productivity initiatives to reduce scrap and material usage, which enables our customers to improve operational efficiencies. Our estimated content per shipset on the A350 is now estimated at approximately $4.8 million (prior estimate was $5 million).

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down over 10% for the second quarter 2017 and about 8% for first half of 2017 as compared to 2016.

Space & Defense sales of $87.8 million increased 7.3% (8.4% in constant currency) for the quarter as compared to the second quarter of 2016. The increase was across all key programs.  Rotorcraft sales comprise just over half of Space & Defense sales and were at their highest level in two years. First half Space & Defense sales of $164.5 million were 3.5% higher in constant currency than the first half of 2016 sales.

Total Industrial sales of $54.5 million for the second quarter of 2017 were 24.6% lower (22.3% in constant currency) than the second quarter of 2016. Industrial sales for the first half of 2017 were $109.4 million or 19.3% lower in constant currency than the first half of 2016 sales. As expected, wind energy sales (the largest submarket in Industrial) are experiencing a challenging year and were down more than 30% for both the quarter and first half of 2017 as compared to last year. However, the Company expects wind energy sales in 2018 to exceed 2016 levels, as various legacy blades with lower composite content transition to longer, higher efficiency blades with higher composite content.

Gross margin for the second quarter was 28.5% compared to 28.8% in the second quarter of 2016, and 28.2% and 28.7% for the first half of 2017 and 2016, respectively, as all periods reflected strong operating performance. As expected, the first half of 2017 included about $5 million of costs related to the startup and training for the new greenfield sites in France and Morocco.

Selling, general and administrative expenses for the second quarter and first half were slightly lower in constant currency (3% for the first half) than the prior year as we maintained tight cost control. First half research and technology expenses of $24.7 million was about 10% higher in constant currency than the comparable 2016 period as we continued to invest in innovative composite products and solutions to support our customers and next generation products.

Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first half of 2017 was a source of $13 million versus a use of $21 million in 2016. Working capital used $7 million as compared to a $72 million use in the first half of 2016. The primary driver was an improvement in receivables due to lower sales and continued strong collections.  Our free cash flow has seasonal fluctuations with the second half tending to be a significant source of cash compared to the first half. Cash used for capital expenditures was $169 million in the first half of 2017 compared to $156 million in the 2016 period.

Accrual basis additions to capital expenditures were $170 million in 2017 and $142 million 2016. We expect accrual basis capital expenditures to be in the $270 million to $290 million range in 2017, as we continue to expand capacity to meet the planned needs of our customers.

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2017	2016	% Change	2017	2016	% Change
Net sales	$491.3	$522.6	(6.0)%	$970.1	$1,020.30	(4.9)%
Net sales change in constant currency			(5.4)%			(4.0)%
Operating income	89.7	100.1	(10.4)%	168.3	184.0	(8.5)%
As a percentage of net sales	18.3%	19.2%		17.3%	18.0%
Net income	61.6	66.1	(6.8)%	126.2	122.1	3.4%
Diluted net income per common share	$0.67	$0.70	(4.3)%	$1.37	$1.29	6.2%

Non-GAAP measures:
Adjusted net income	$61.6	$66.4	(7.2)%	$117.1	$122.4	(4.3)%
Adjusted diluted earnings per share	$0.67	$0.70	(4.3)%	$1.27	$1.29	(1.6)%

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017			2016
Net income	$61.6	$66.1	$	x	126.2	$122.1
Accelerated amortization of deferred financing costs	―	0.3			―	0.3
Discrete tax benefits (a)	―	―			(9.1)	―
Adjusted net income (Non-GAAP)	$61.6	$66.4			$117.1	$122.4

(a)	The six months ended June 30, 2017 included a benefit of $9.1 million related to the release of a valuation allowance in a foreign jurisdiction.

	Six Months Ended June 30,
(In millions)	2017	2016
Net cash provided by operating activities	$182.4	$134.9
Less: Capital expenditures	(169.2)	(156.0)
Free cash flow (Non-GAAP)	$13.2	$(21.1)

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months June 30, 2017 and 2016:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	% Change	2017	2016	% Change
Consolidated Net Sales	$491.3	$522.6	(6.0)%	970.1	$1,020.30	(4.9)%
Commercial Aerospace	349.0	368.5	(5.3)%	696.2	718.8	(3.1)%
Space & Defense	87.8	81.8	7.3%	164.5	161.1	2.1%
Industrial	54.5	72.3	(24.6)%	109.4	140.4	(22.1)%

Composite Materials	$397.3	$425.3	(6.6)%	$784.8	$821.1	(4.4)%
Commercial Aerospace	273.8	288.0	(4.9)%	543.3	552.3	(1.6)%
Space & Defense	69.0	65.0	6.2%	132.2	128.4	3.0%
Industrial	54.5	72.3	(24.6)%	109.3	140.4	(22.2)%

Engineered Products	$94.0	$97.3	(3.4)%	$185.3	$199.2	(7.0)%
Commercial Aerospace	75.2	80.5	(6.6)%	152.9	166.5	(8.2)%
Space & Defense	18.8	16.8	11.9%	32.3	32.7	(1.2)%
Industrial	—	—	N/A	0.1	—	N/A

Sales by Segment

Composite Materials: Net sales of $397.3 million in the second quarter of 2017 decreased $28.0 million from the $425.3 million in the prior year driven by a 24.6% decrease in Industrial sales combined with a 4.9% decline in Commercial Aerospace partially offset by a 6.2% increase in Space & Defense sales. Net sales for the first half of 2017 declined by 4.4%. As expected, wind energy sales are in for a challenging year and were down more than 30% in the quarter.  However, the Company expects wind energy sales in 2018 to exceed 2016 levels, once the transition from certain blade models with lower composite content to longer blades with higher content in 2018 is completed.  The decline in Commercial Aerospace sales resulted from declines in certain legacy widebody sales (A380, B777 and B747) more than offsetting the growth of the A350 and the new narrowbodies.  The increase in Space & Defense was attributable to an increase in rotorcraft sales, which comprise just over half of Space & Defense sales and were at their highest level in two years.

Engineered Products: Net sales of $94.0 million in the second quarter of 2017 decreased $3.3 million from the $97.3 million for 2016 as driven by a decline in Commercial Aerospace sales, primarily due to the decline in the legacy widebody rates partially offset by an increase in rotorcraft sales for Space & Defense. The decrease of 7.0% in net sales to $185.3 million for the first half of 2017 was driven by a decline in Commercial Aerospace sales.

Sales by Market

Commercial Aerospace: Commercial Aerospace sales of $349.0 million were 5.3% lower (5.2% in constant currency) for the quarter as compared to the second quarter of 2016. Net sales for the six months ended June 30, 2017 declined $22.6 million or 3.1% (2.8% in constant currency basis) to $696.2 million. Sales declines in certain legacy widebody (i.e. A380, B777 and B747) more than offset the growth of the A350 and the new narrowbodies.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down over 10% for the second quarter 2017 and about 8% for first half of 2017 as compared to 2016.

Space & Defense: Space & Defense sales of $87.8 million increased 7.3% (8.4% in constant currency) for the quarter as compared to the second quarter of 2016. The increase was across all key programs.  Rotorcraft sales comprise just over half of Space & Defense sales and were at their highest level in two years. First half Space & Defense sales of $164.5 million were 3.5% higher in constant currency than the first half of 2016 sales.

Industrial: Sales of $54.5 million for the second quarter of 2017 were 24.6% lower (22.3% in constant currency) than the second quarter of 2016. Industrial sales for the first half of 2017 were $109.4 million or 19.3% lower in constant currency than the first half of 2016 sales. As expected, wind energy sales (the largest submarket in Industrial) are experiencing a challenging year and were down more than 30% for both the quarter and first half of 2017 as compared to last year. However, the Company expects wind energy sales in 2018 to exceed 2016 levels, as various legacy blades with lower composite content transition to longer, higher efficiency blades with higher composite content.

.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	% Change	2017	2016	% Change
Gross margin	$139.9	$150.3	(6.9)%	$274.0	$293.3	(6.6)%
Percentage of sales	28.5%	28.8%		28.2%	28.7%

Gross margin for the second quarter was 28.5% compared to 28.8% in the second quarter of 2016, and 28.2% and 28.7% for the first half of 2017 and 2016, respectively, as all periods reflected strong operating performance. As expected, the first half of 2017 included about $5 million of costs related to the startup and training for the new greenfield sites in France and Morocco.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	% Change	2017	2016	% Change
SG&A expense	$38.1	$38.6	(1.3)%	$81.0	$86.0	(5.8)%
Percentage of sales	7.8%	7.4%		8.3%	8.4%

R&T expense	$12.1	$11.6	4.3%	$24.7	$23.3	6.0%
Percentage of sales	2.5%	2.2%		2.5%	2.3%

Selling, general and administrative expenses for the second quarter and first half were slightly lower in constant currency (3% for the first half) than the prior year as we maintained tight cost control. First half research and technology expenses of $24.7 million were about 10% higher in constant currency than the comparable 2016 period as we continue to invest in innovative composite products and solutions to support our customers and next generation products.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	% Change	2017	2016	% Change
Consolidated operating income	89.7	$100.1	(10.4)%	$168.3	$184.0	(8.5)%
Operating margin	18.3%	19.2%		17.3%	18.0%

Composite Materials	92.1	101.6	(9.4)%	174.0	192.4	(9.6)%
Operating margin	22.3%	22.7%		21.3%	23.2%
Engineered Products	12.1	11.7	3.4%	25.1	23.9	5.0%
Operating margin	12.9%	12.0%		13.5%	12.0%
Corporate & Other	(14.5)	(13.2)	(9.8)%	(30.8)	(32.3)	(4.6)%

Operating income in the second quarter of 2017 was $89.7 million or 18.3% of sales compared to the record $100.1 million or 19.2% of sales in 2016. The second quarter and first half of 2017 were both favorably impacted from exchange rates by about 70 and 50 basis points, respectively, compared to 2016 periods. For the first half of 2017, depreciation and amortization expense was $5 million higher in constant currency than the comparable period for 2016.

Interest Expense, Net

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	% Change	2017	2016	% Change
Interest expense, net	$6.8	$5.7	19.3%	$13.0	$11.3	15.0%

Interest expense for the second quarter and six months ended June 30, 2017 increased over the comparable period of 2016 due to higher average interest rate on debt outstanding as a result of the Company issuing, in February 2017, $400 million of 3.95% senior unsecured notes due in 2027.  In addition, debt increased as we continue to invest in capacity, while also returning funds to stockholders through stock buybacks and dividends.

Provision for Income Taxes

	Quarter Ended June 30		Six Months Ended June 30
(In millions)	2017	2016	2017	2016
Income tax expense	$22.1	$28.7	$30.7	$51.4
Effective tax rate	26.7%	30.5%	19.8%	29.8%

  The effective tax rate for the quarter was 26.7% compared to 30.5% in 2016, and the first half effective tax rate was 19.8% compared to 29.8% in 2016. The quarter benefitted from favorable state tax return to provision adjustments, while both the quarter and the first half provision benefitted from deductions associated with share-based compensation payments. The first half provision included a nonrecurring discrete benefit of $9.1 million from the release of a valuation allowance in a foreign jurisdiction. Excluding this discrete benefit, the first half effective tax rate was 25.7%.

Financial Condition

Liquidity: As of June 30, 2017, our total debt, net of cash, was $776.2 million, as compared to $653.5 million at December 31, 2016. The increase in debt in the first half of 2017 primarily reflects $120.8 million in stock repurchases. In February 2017, the Company issued $400 million aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The net proceeds of approximately $395 million were initially used to repay, in part, $350 million of our Senior Unsecured Revolving Credit Facility (the “Facility”) and the remainder was used for general purposes including share repurchase. At June 30, 2017, total borrowings under our $700 million Facility were $65 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of June 30, 2017, we had not issued any letters of credit under the Facility, resulting in undrawn availability under the Facility as of June 30, 2017 of $635.0 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. As of June 30, 2017, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility.  As of June 30, 2017, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2021 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $182.4 million in the first six months of 2017, as compared to $134.9 million in the first six months of 2016.  Working capital usage in the first half of 2017 was $7 million versus a usage of $40 million in the first six months of 2016.

Investing Activities: Net cash used for investing activities of $179.2 million and $189.6 million in the first half of 2017 and 2016, respectively, was for capital expenditures and investments. Capital expenditures were $169.2 million and $156.0 million in 2017 and 2016, respectively.

In 2017, we made an additional $10 million investment in Oxford Performance Materials (“OPM”) based on the achievement of certain milestones. OPM produces thermoplastic, carbon fiber reinforced 3D printed parts for aerospace and medical applications. The investment in 2016 represented the acquisition of the remaining 50% of Formax and the initial investment in OPM and a convertible secured loan to Luminati Aerospace LLC.

Financing Activities: Financing activities generated $2.8 million and $42 million of net cash in the first six months of 2017 and 2016. The first six months of 2017 reflects $400 million from the issuance of the 3.95% senior notes and $37 million from the issuance of the Euro term loan, offset by the repayment of $300 million of the Facility, and $141 million returned to stockholders from stock repurchases and dividends. The first half of 2016 primarily reflects increased borrowings of $123 million from the Facility less $74 million returned to stockholders from stock repurchases and dividends.

In the first half of 2017, the Company repurchased $121 million of shares of common stock under the repurchase plans. In October 2015, our Board authorized the repurchase of $250 million of the Company’s stock (“2015 Repurchase Plan”) which was completed in the second quarter of 2017. In February 2017, our Board authorized the repurchase of an additional $300 million of the Company’s stock (“2017 Repurchase Plan”) and now has $272 million remaining under the 2017 Repurchase Plan.

Financial Obligations and Commitments: As of June 30, 2017, current portion of debt includes $0.2 million in current maturities of a capital lease and $4.1 million related to the Euro term loan.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey and other sites are accrued in the consolidated balance sheets. As of June 30, 2017, our aggregate environmental related accruals were $2.9 million, of which $1.0 million was included in accrued liabilities, with the remainder included in non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, the amount of insurance coverage and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2017 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2017	55,789	$51.61	55,789		$326,239,288
May 1 — May 31, 2017	749,106	50.52	749,106		288,394,214
June 1 — June 30, 2017	320,979	51.25	320,979		271,942,680
Total	1,125,874	$50.78	1,125,874	(1)	$271,942,680

(1)

In October 2015, our Board authorized us to repurchase $250 million of our outstanding common stock, which was completed in the second quarter 2017. On February 9, 2017, our Board authorized us to repurchase an additional $300 million of our common stock of which $271.9 million remained at June 30, 2017.

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

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

July 24, 2017	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Senior Vice President, Corporate Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

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

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.