Form 10-Q
period 2018-03-31
HEXCEL CORP /DE/
filed 2018-04-23
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2018
COMMON STOCK	89,474,993

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In millions)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$49.8	$60.1
Accounts receivable, net	295.6	248.7
Inventories, net	300.8	314.0
Contract assets	35.2	―
Prepaid expenses and other current assets	34.5	33.9
Total current assets	715.9	656.7

Property, plant and equipment	2,815.1	2,743.9
Less accumulated depreciation	(913.0)	(877.6)
Net property, plant and equipment	1,902.1	1,866.3

Goodwill and other intangible assets	150.2	148.7
Investments in affiliated companies	51.0	47.7
Other assets	65.5	61.5
Total assets	$2,884.7	$2,780.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portions of debt	$4.4	$4.3
Accounts payable	154.8	144.1
Accrued compensation and benefits	64.7	73.0
Accrued liabilities	46.9	40.7
Total current liabilities	270.8	262.1

Commitments and contingencies (see Note 12)

Long-term debt	835.6	805.6
Retirement obligations	42.8	45.4
Other non-current liabilities	173.0	172.7
Total liabilities	1,322.2	1,285.8

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 108.3 shares and 107.8 shares issued at March 31, 2018 and December 31, 2017, respectively	1.1	1.1
Additional paid-in capital	787.7	774.3
Retained earnings	1,548.7	1,496.1
Accumulated other comprehensive loss	(7.8)	(45.0)
	2,329.7	2,226.5
Less – Treasury stock, at cost, 18.7 shares at March 31, 2018, and 18.2 shares at December 31, 2017, respectively.	(767.2)	(731.4)
Total stockholders' equity	1,562.5	1,495.1
Total liabilities and stockholders' equity	$2,884.7	$2,780.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2018	2017
Net sales	$540.1	$478.8
Cost of sales	397.5	344.7
Gross margin	142.6	134.1
Selling, general and administrative expenses	46.4	42.9
Research and technology expenses	13.8	12.6
Operating income	82.4	78.6
Interest expense, net	8.0	6.2
Income before income taxes, and equity in earnings from affiliated companies	74.4	72.4
Provision for income taxes	14.1	8.6
Income before equity in earnings from affiliated companies	60.3	63.8
Equity in earnings from affiliated companies	1.3	0.8
Net income	$61.6	$64.6
Basic net income per common share	$0.68	$0.71
Diluted net income per common share	$0.68	$0.70
Dividends per share	$0.125	$0.11
Weighted-average common shares:
Basic	90.0	91.4
Diluted	91.2	92.9

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2018	2017
Net Income	$61.6	$64.6
Currency translation adjustments	31.6	9.1
Net unrealized pension and other benefit actuarial gains and prior service credits	(0.8)	(0.2)
Net unrealized gains on financial instruments (net of tax)	4.8	7.4
Total other comprehensive income	35.6	16.3
Comprehensive income	$97.2	$80.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(In millions)	2018	2017
Cash flows from operating activities
Net income	$61.6	$64.6
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	29.8	24.4
Amortization related to financing	0.3	0.4
Deferred income taxes	10.1	(5.1)
Equity in earnings from affiliated companies	(1.3)	(0.8)
Stock-based compensation	9.9	10.9
Changes in assets and liabilities:
Increase in accounts receivable	(41.2)	(19.5)
Increase in inventories	(14.6)	(10.9)
Decrease (increase) in prepaid expenses and other current assets	2.6	(8.4)
Increase (decrease) in accounts payable/accrued liabilities	7.0	(0.9)
Other – net	(1.6)	(0.5)
Net cash provided by operating activities	62.6	54.2

Cash flows from investing activities
Capital expenditures	(59.5)	(85.5)
Acquisition of business and investment in affiliate	―	(10.0)
Net cash used for investing activities	(59.5)	(95.5)

Cash flows from financing activities
Proceeds from senior notes due 2027 (including original issue discount of $1.7)	―	398.3
Issuance costs related to senior notes due 2027	―	(3.7)
Proceeds from settlement of treasury locks associated with senior notes due 2027	―	10.0
Proceeds from Euro term loan	―	37.4
Borrowing from senior unsecured credit facility	133.0	175.0
Repayment from senior unsecured credit facility	(105.0)	(455.0)
Repayment of capital lease obligation and other debt, net	―	(0.1)
Dividends paid	(11.2)	(10.1)
Repurchase of stock	(30.1)	(63.7)
Activity under stock plans	(2.2)	(0.3)
Net cash (used in) provided by financing activities	(15.5)	87.8
Effect of exchange rate changes on cash and cash equivalents	2.1	0.4
Net (decrease) increase in cash and cash equivalents	(10.3)	46.9
Cash and cash equivalents at beginning of period	60.1	35.2
Cash and cash equivalents at end of period	$49.8	$82.1
Supplemental data:
Accrual basis additions to property, plant and equipment	$45.3	$92.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying Condensed Consolidated Financial statements are those of Hexcel Corporation.  Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our significant accounting policies. Significant changes to our accounting policies subsequent to the filing of our Form 10-K, relate solely to the adoption of Topic 606, Revenue from Contracts with Customers, are discussed below in Recent Accounting Pronouncements as well as in Note 9.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the Condensed Consolidated Financial Statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations and cash flows for the interim periods presented.  The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from the audited 2017 consolidated balance sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K. Within the Unaudited Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2017, borrowings and repayments related to our revolving credit facility previously presented net within financing activities have been presented gross to conform to the current year presentation.

Investments in Affiliated Companies

At March 31, 2018, we had a 50% equity ownership investment in a joint venture Aerospace Composites Malaysia Sdn. Bhd. (“ACM”).  This investment is accounted for using the equity method of accounting.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (“ASC 606”).  The update clarifies the principles for recognizing revenue and develops a common revenue standard for all industries. We adopted this new standard January 1, 2018, using the modified retrospective method. As a result of adopting this guidance under the modified retrospective method we adjusted the opening balance of our retained earnings by approximately $3.8 million, which represented the cumulative net earnings effect of revenue recognized over time prior to the date of adoption, related to those contracts whose performance obligations were not fully satisfied by the adoption date.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases. This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The Company will adopt this standard on January 1, 2019.  We are currently evaluating the impact of adopting this guidance on our consolidated balance sheets, results of operations and financial condition.

In August of 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15) Classification of Certain Cash Receipts and Cash Payments which clarifies the classification of certain types of cash flows. The Company adopted this standard during the quarter ended March 31, 2018. There was no material impact on the Company’s Consolidated Statements of Cash Flows.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation-Retirement Benefits, that amends the presentation of net periodic pension cost and net periodic postretirement benefit cost. This amendment requires entities to disaggregate the service cost component from the other components of net periodic benefit cost, to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit cost separately as a line item below operating income on our statement of operations. In addition, capitalization of net periodic benefit cost in assets is limited to the service cost component. We adopted this amendment on January 1, 2018. The adoption did not have a material impact to our financial statements or disclosures.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12), Targeted Improvement to Accounting for Hedging Activities, which better aligns hedge accounting with an organization’s risk management activities in the financial statements. In addition, the standard simplified the application of hedge accounting guidance in areas where practice issues exist. We adopted this standard on January 1, 2018, with no material impact to our results of operations, or financial position.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement—Reporting Comprehensive Income (Topic 220), which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Act”), to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018, and allows for early adoption. The Company elected to early adopt this standard during the quarter ended March 31, 2018. As a result of the adoption of this standard the Company reduced the opening balance of retained earnings by approximately $1.6 million.

Note 2 — Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2018	2017
Basic net income per common share:
Net income	$61.6	$64.6
Weighted average common shares outstanding	90.0	91.4

Basic net income per common share	$0.68	$0.71

Diluted net income per common share:
Net income	61.6	64.6

Weighted average common shares outstanding — Basic	90.0	91.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.5
Stock options	0.7	1.0
Weighted average common shares outstanding — Dilutive	91.2	92.9

Diluted net income per common share	$0.68	$0.70

Total shares underlying stock options of $0.2 million were excluded from the computation of diluted net income per share for the three months ended March 31, 2018, and March 31, 2017, as they were anti-dilutive.

Note 3 — Inventories

	March 31,	December 31,
(In millions)	2018	2017
Raw materials	$133.2	$126.7
Work in progress	44.8	52.1
Finished goods	122.8	135.2
Total Inventory	$300.8	$314.0

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarter ended March 31, 2018 and 2017 were as follows:

	Quarter Ended March 31,
(In millions)	2018	2017
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3
Interest cost	0.1	0.2
Net amortization and deferral	―	0.1
Net periodic benefit cost	$0.4	$0.6

(In millions)	March 31, 2018	December 31, 2017
Amounts recognized on the balance sheet:
Accrued liabilities	$4.8	$4.5
Other non-current liabilities	17.1	16.9
	$21.9	$21.4

	Quarter Ended March 31,
(In millions)	2018	2017
European Defined Benefit Retirement Plans
Service cost	$0.3	$0.2
Interest cost	1.1	1.1
Expected return on plan assets	(2.4)	(2.0)
Net amortization and deferral	0.1	0.1
Net periodic benefit credit	$(0.9)	$(0.6)

(In millions)	March 31, 2018	December 31, 2017
Amounts recognized on the balance sheet:
Noncurrent asset	$36.6	$32.2

Accrued liabilities	1.1	0.3
Other non-current liabilities	21.7	19.6
Total accrued benefit	$22.8	$19.9

All costs related to our pensions are included as a component of operating income in our consolidated statements of operations. For the three months ended March 31, 2018 and 2017, amounts unrelated to service costs were a benefit of $1.1 million and $0.5 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  We have contributed approximately $0.1 million in the first three months of 2018 to cover unfunded benefits.  We expect to contribute a total of $4.6 million in 2018 to cover unfunded benefits.  We contributed $0.1 million to our U.S. non-qualified defined benefit retirement plans during the first quarter of 2017.

We contributed $1.6 million and $1.3 million to our European defined benefit retirement plans in the first quarters of 2018 and 2017, respectively.  We plan to contribute approximately $5.0 million during 2018 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.3 million of net amortization gain deferral for the quarter ended March 31, 2018.  Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters ended March 31, 2018 and 2017 were not material.

(In millions)	March 31, 2018	December 31, 2017
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$0.5
Other non-current liabilities	3.9	3.6
Total accrued benefit	$4.4	$4.1

In connection with our postretirement plans, we contributed about $0.1 million during the quarters ended March 31, 2018 and 2017. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.2 million in 2018 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	March 31, 2018	December 31, 2017
Current portion of Euro term loan	$4.4	$4.3
Current portion of debt	4.4	4.3
Non-current portion of Euro term loan	65.1	63.3
Senior unsecured credit facility- due 2021	78.0	50.0
4.7% senior notes due 2025	300.0	300.0
3.95% senior notes due 2027	400.0	400.0
Senior notes original issue discount	(2.2)	(2.3)
Senior notes deferred financing costs	(5.4)	(5.5)
Other debt	0.1	0.1
Long-term debt	835.6	805.6
Total debt	$840.0	$809.9

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for the quarter ended March 31, 2018 was 3.88% inclusive of approximately a 0.25% benefit of treasury locks. The fair value of the senior notes due in 2027 based on quoted prices utilizing Level 2 inputs was $397.6 million at March 31, 2018.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%.  The effective interest rate for the first three months of 2018 was 4.84%. The fair value of the notes due in 2025 based on quoted prices utilizing Level 2 inputs was $313.6 million at March 31, 2018.

The Company has a revolving credit facility (the “Facility”) that allows up to $700 million of borrowings. The Facility matures in June 2021. The interest rate for the Facility at March 31, 2018 is LIBOR + 1.25%. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.875%, depending upon the Company’s leverage ratio.

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

As of March 31, 2018, total borrowings under the Facility were $78.0 million, which approximates fair value using Level 2 inputs. The Facility permits us to issue letters of credit up to an aggregate amount of $40 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of March 31, 2018, there were no outstanding letters of credit under the Facility, resulting in undrawn availability under the Facility as of March 31, 2018 of $622.0 million. The weighted average interest rate for the revolver was 3.09% for the three months ended March 31, 2018.

In 2016, we entered into a €60 million term loan.  The loan has two tranches of which the first tranche for €25 million has a rate of Euribor +1.2% and a final maturity date of June 30, 2023, and a second tranche for €35 million has a rate of Euribor +1.25% with a final maturity date of June 30, 2024. The loans are payable in annual installments that began on June 30, 2017, for the first tranche, and beginning on June 30, 2019, for the second. There is a zero percent floor on the Euribor. Amounts outstanding under this loan at March 31, 2018 were $69.5 million which approximates fair value using Level 2 inputs under the market approach. The facility is guaranteed by Hexcel Corporation.  Required payments for beyond 2018 are as follows: $9.8 million for 2019 through 2022, $15.2 million for 2023, and $10.8 Million for 2024.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

     As of March 31, 2018, the Company had approximately $50 million of interest rate swaps that swap floating rate obligations for fixed rate obligations at an average of 1.09% against LIBOR in U.S. dollars. The swap matures in September 2019. The swap was accounted for as a cash flow hedge of our floating rate bank loan. To ensure the swap was highly effective, all of the principal terms of the swap matched the term of the bank loan. The fair value of the interest rate swap was an asset of $1.0 million and $0.8 million at March 31, 2018 and December 31, 2017, respectively.

At March 31 2018, we had two interest swaps related to European debt obligations which had a combined notional value of approximately €56.4 million. These derivatives swapped floating rate obligations for fixed rates at a weighted average rate of 0.5% against EURIBOR in Euros.  The swaps amortize through the final maturities of the obligations on June 30, 2023 and June 30, 2024, in annual installments. The derivatives are accounted for as cash flow hedges of the floating rate term loans.  To ensure the swaps are highly effective, all of the principal terms of the swap matched the terms of the bank loans.  The fair value of the interest rate swaps was a liability of $0.3 million and $0.4 million at March 31, 2018 and December 31, 2017, respectively.

The Company had treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 3.95% Senior Unsecured Notes. These hedges were designated as cash flow hedges thus any change in fair value was recorded as a component of other comprehensive income. As part of the issuance of our senior notes, we net settled these derivatives for $10 million in cash. As a result of settling these derivatives the previously deferred gains recorded in other comprehensive income will be released to interest expense over the life of the senior notes. The effect of these settled treasury locks will reduce the effective interest rate on the senior notes by approximately 0.25%.

Foreign Currency Forward Exchange Contracts

      A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through September 2020, which we account for as cash flow hedges. The aggregate notional amount of these contracts was $294.9 million and $285.4 million at March 31, 2018 and December 31, 2017, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, gains of $8.4 million and $3.4 million, respectively, were recorded in other comprehensive income (“OCI”) for the three months ended March 31, 2018 and March 31, 2017 respectively.  We classified the carrying amount of these contracts of $18.9 million in other assets and $0.9 million in other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2018 and $14.7 million in other assets and $2.8 million in other liabilities at December 31, 2017.  We recognized net gains of $2.3 million and net losses of $6.6 million in gross margin during the three months ended March 31, 2018 and March 31, 2017 respectively. For the three months ended March 31, 2018 and 2017, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the re-measurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended March 31, 2018 and 2017, we recognized net foreign exchange gains of $2.0 million and $1.5 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.3 million classified in other assets and $0.3 million in other liabilities and $1.3 million classified in other assets and $0.1 million in other liabilities on the March 31, 2018 and December 31, 2017 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended March 31, 2018 and March 31, 2017 was as follows:

	Quarter Ended March 31,
(In millions)	2018	2017
Unrealized gains (losses) at beginning of period, net of tax	$8.6	$(25.9)
(Gains) Losses reclassified to net sales	(1.6)	5.0
Increase in fair value	6.4	2.6
Unrealized gain (losses) at end of period, net of tax	$13.4	$(18.3)

We expect to reclassify $7.7 million of unrealized gains into earnings over the next twelve months as the underlying hedge item, revenue, is recorded.

Note 7 — Income Taxes

The income tax provision for the quarter ended March 31, 2018, was $14.1 million compared to $8.6 million for the quarter ended March 31, 2017. The provision for the quarter ended March 31, 2017 included a nonrecurring discrete benefit of $9.1 million, related to the release of a valuation allowance in a foreign jurisdiction. Both periods benefited from deductions associated with share based compensation payments. Excluding discrete items, the Company’s 2018 annual estimated effective income tax rate is 25%.

The Tax Cuts and Jobs Act (the “Act”) enacted in 2017, resulted in the U.S. Federal income tax rate being reduced to 21% from 35% for the same period last year. During the measurement period, which is one year from the date of enactment, or the completion of all estimates made in connection with the Act, companies are permitted to make additional income tax adjustments and revisions of estimates related to the Act. Accordingly, the impact resulting from the Act is subject to further refinement of the Company’s calculations, changes in interpretation and assumptions, or issuance of additional guidance and regulations by the relevant tax authorities. During the quarter ended March 31, 2018, there were no adjustments made to previously made estimates related to the Act.

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

We have no assets or liabilities that utilize Level 1 inputs. However, we have a significant amount of derivative instruments classified as liabilities and assets which utilize Level 2 inputs, and one liability that utilizes Level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $20.2 million and $1.5 million, respectively, at March 31, 2018.  In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Consolidated Balance Sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was an asset of $1.0 million and a liability of $0.3 million at March 31, 2018.

•

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at March 31, 2018 was $19.2 million and $1.2 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2018 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3— we have a liability for $2.9 million, which represented contingent consideration, that was recognized in connection with an acquisition completed during the prior year. This amount was estimated based on certain contractual stipulations which requires payments to made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results. The amount of interest related to this liability accreted during the quarter was not significant.

Note 9 — Revenue

Our revenue is primarily derived from the sale of inventory under long-term agreements with our customers. We have determined that individual purchase orders (“PO”), whose terms and conditions taken with a master agreement, create the ASC 606 contracts which are generally short-term in nature.  For those sales, which are not tied to a long-term agreement, we generate a PO that is subject to our standard terms and conditions. The majority of our sales are covered under long-term agreements, with the remaining sales coming from POs. Our agreements (including POs) generally do not have multiple performance obligations and thus do not require an allocation of a single price amongst multiple goods or services.  All pricing is fixed and determinable. A majority of our revenue is earned when goods are shipped to a customer. In instances where our customers acquire our goods related to government contracts, the contracts are typically subject to terms similar, or equal to, the Federal Acquisition Regulation Part 52.249-2, which contains a termination for convenience clause (“T for C”). T for C allows for a customer to cancel a contract at any point for any reason, but also requires that the customer pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit relative to the work performed. Generally these arrangements relate to unique products manufactured to customer specifications, and thus have no alternative use.

                 Upon adoption of ASC 606 we recognize revenue over time for those agreements that have T for C, and where the products being produced have no alternative use.  Prior to the adoption date, revenue related to these agreements was recognized when the goods were shipped, however, as a result of the adoption of ASC 606 a portion of our revenue may be earned in periods earlier than it would have been in prior years. The cumulative adjustment to retained earnings upon adoption represents those earnings, which would have been recognized in the previous year had ASC 606 been in effect during that time. As our production cycle is typically six months or less, it is expected that goods related to the revenue represented in that adjustment will be shipped and billed within the current year. Less than half of our agreements contain provisions which would require revenue to be recognized over time. For revenue recognized over time, we estimate the amount of revenue earned at a given point during the production cycle based on certain costs factors such as raw materials and labor, incurred to date, plus a reasonable profit. We believe this method, which is the cost-to-cost input method, best estimates the revenue recognizable for T for C agreements.

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the three months ended March 31, 2018 and 2017:

	Quarter Ended March 31,
(In millions)	2018	2017
Consolidated Net Sales	$ 540.1	$ 478.8
Commercial Aerospace	382.7	347.2
Space & Defense	90.1	76.7
Industrial	67.3	54.9

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in our Consolidated Balance Sheets as a component of current assets. The activity related to contracts assets as of March 31, 2018 is as follows:

	Composite	Engineered
(In millions)	Materials	Products	Total
Opening adjustment - January 1, 2018	$15.1	$23.0	$38.1
Net revenue billed	(0.5)	(2.4)	(2.9)
Balance at March 31, 2018	$14.6	$20.6	$35.2

Upon adoption of ASC 606, the Company recorded $38.1 million of contract assets for revenue that was unbilled at December 31, 2017, and a $33.0 million reduction in inventory representing the value of the inventory associated with the revenue recognized over time, with the offset recorded to the opening balance of retained earnings (less $1.3 million in taxes). Amounts billed, and subsequently reclassified to trade accounts receivable, during the quarter ended March 31, 2018, which relate to the beginning balance (opening adjustment) of contract assets, were approximately $36.0 million. Accounts receivable, net includes amounts billed to customers where the right to payment is unconditional.

The financial results were not significantly impacted by the adoption of ASC 606. Compared to historical accounting under ASC 605 revenue was $2.9 million lower, gross margin was $0.7 million lower and diluted earnings per share decreased by just over one half of one cent for the quarter ended March 31, 2018. At March 31, 2018 our inventory was $30.8 million lower as a result of the impact of ASC 606.

We have elected the following practical expedients allowed under ASC 606:

•	Payment terms with our customers which are one year or less, are not considered a performance obligation.
•

Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales in our Consolidated Statements of Operations, and are not considered a performance obligation to our customers.

•

Our performance obligations on our orders are generally satisfied within one year from a given reporting date therefore we omit disclosure of the transaction price allocated to remaining performance obligations on open orders.

Note 10 — Segment Information

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

Financial information for our operating segments for the quarters ended March 31, 2018 and 2017 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
First Quarter 2018
Net sales to external customers	$444.6	$95.5	$—	$540.1
Intersegment sales	19.2	—	(19.2)	—
Total sales	$463.8	$95.5	$(19.2)	$540.1
Operating income	91.0	9.9	(18.5)	82.4
Depreciation and amortization	27.5	2.3	—	29.8
Stock-based compensation	3.6	0.7	5.6	9.9
Accrual basis additions to capital expenditures	45.3	—	—	45.3

First Quarter 2017
Net sales to external customers	$387.5	$91.3	$—	$478.8
Intersegment sales	17.1	—	(17.1)	—
Total sales	$404.6	$91.3	$(17.1)	$478.8
Operating income	81.9	13.0	(16.3)	78.6
Depreciation and amortization	22.5	1.8	0.1	24.4
Stock-based compensation	3.4	0.7	6.8	10.9
Accrual basis additions to capital expenditures	86.6	6.3	—	92.9

(a)	We do not allocate Corporate expenses to the operating segments.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

	March 31,	December 31,
(In millions)	2018	2017
Composite Materials	$105.4	$103.7
Engineered Products	44.8	45.0
Goodwill and intangible assets	$150.2	$148.7

No impairments have been recorded against these amounts.

Note 11 — Accumulated Other Comprehensive (Loss) Income

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the Consolidated Statements of Operations. The components of accumulated other comprehensive (loss) income as of March 31, 2018 and December 31, 2017 were as follows:

(In millions)	Unrecognized Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2017	$(18.5)	$14.8	$(41.3)	$(45.0)
Other comprehensive (loss) income before reclassifications	(0.7)	8.2	31.6	39.1
Amounts reclassified from accumulated other comprehensive loss	(0.1)	(1.8)	―	(1.9)
Other comprehensive (loss) income	(0.8)	6.4	31.6	37.2
Balance at March 31, 2018	$(19.3)	$21.2	$(9.7)	$(7.8)

(1)	Includes forward foreign exchange contracts and interest rate derivatives

The amounts reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the quarter were not material. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2018 were net gains of $2.5 million net taxes of $0.7 million. The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

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

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the river. The ROD calls for capping and dredging of the lower eight miles of the Passaic River, with the placement of an engineered cap over the entire eight miles, at an expected cost ranging from $0.97 billion to $2.07 billion, according to the EPA. Because the EPA has not yet selected a remedy for the upper nine miles of the Lower Passaic River, this estimate range does not include any costs related to a future remedy for the upper portion of the river. Now that it has issued the final ROD, the EPA will seek to hold some combination of the PRPs liable to perform the work selected through the ROD. At this point, we have not yet determined our allocable share of performing the selected remedy. However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company has determined that its accrual is sufficient at this time. The accrual balance was $2.0 million as of March 31, 2018 and $2.1 million at December 31, 2017. Despite the issuance of the final ROD, there continues to be many uncertainties associated with the selected remedy, the Company’s allocable share of the remediation and the amount of insurance coverage. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop.

 Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established a PRP Group, (the “Omega PRP Group”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. The Omega PRP Group has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the Omega PRP Group, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.6 million at both March 31, 2018 and at December 31, 2017, respectively.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the consolidated balance sheets. As of March 31, 2018, our aggregate environmental related accruals were $2.7 million, of which $0.8 million was included in accrued liabilities with the remainder included in non-current liabilities.  As of December 31, 2017, our aggregate environmental related accruals were $2.8 million, of which $0.9  million was included in accrued liabilities with the remainder included in non-current liabilities. As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued at the high end of the range of possible outcomes for those sites where we are able to estimate our liability, our accrual would have been $16 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, amount of insurance coverage, and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for each of the quarters ended March 31, 2018 and 2017 was $0.1 million. In addition, our operating costs relating to environmental compliance charged to expense were $2.5 million and $2.4 million for the quarters ended March 31, 2018 and 2017, respectively.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the quarter ended March 31, 2018, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2017	$3.6
Warranty expense	1.0
Deductions and other	(0.7)
Balance as of March 31, 2018	$3.9

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

We have two segments, Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resins, prepregs and other fiber-reinforced matrix materials, honeycomb core product lines and pultruded profiles.  The Engineered Products segment is comprised of lightweight high strength composite structures, engineered core and specialty machined honeycomb products with added functionality.

Net sales for the quarter were $540.1 million, 12.8% greater (10.2% in constant currency) than the $478.8 million reported for the first quarter of 2017.

Commercial Aerospace sales of $382.7 million increased 10.2% (9.4% in constant currency) for the quarter as compared to the first quarter of 2017.  The quarter saw positive growth for most programs with particularly strong performance for the A320neo, 737 MAX, and A350.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were about 30% for the first quarter of 2018 as compared to 2017, driven by higher business jet sales.

Space & Defense sales of $90.1 million increased 17.5% (13.6% in constant currency) for the quarter as compared to the first quarter of 2017.  The F35 Joint Strike Fighter program was the primary growth driver followed by strength in military rotocraft partially offset by a decline in the A400M.

Total Industrial sales of $67.3 million for the first quarter of 2018 increased 22.6% (10.3% in constant currency) as compared to the first quarter of 2017. Wind energy sales improved 10% in constant currency for the first quarter compared to the 2017 quarter as the transition to new generation wind blades has begun.

Gross margin for the first quarter of 2018 was 26.4% as compared to 28.0% for the first quarter of 2017. The first three months of 2018 included approximately $5 million of additional depreciation and amortization, as well as costs related to the startup for the new greenfield site in France.

Selling, general and administrative expenses for the first quarter of 2018 were slightly higher in constant currency (2.6% for the first three months) than the prior year.  Research and technology expenses for the first three months of $13.8 million were about 3.7% higher in constant currency than the comparable 2017 period as we continued to invest in innovative composite products and solutions to support our customers and next generation products.

Operating cash flow for the quarter ended March 31, 2018 was $62.6 million compared to $54.2 million in 2017. For the first three months of 2018, capital expenditures were $59.5 million as compared to $85.5 million in the first three months of 2017.  Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first three months of 2018 was a positive $3.1 million versus a use of $31.3 million in 2017.

Accrual basis additions to capital expenditures were $45.3 million in 2018 and $92.9 million in 2017. We expect accrual basis capital expenditures to be in the $170 million to $190 million range in 2018.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2018	2017	% Change
Net sales	$540.1	$478.8	12.8%
Net sales change in constant currency			10.2%
Operating income	$82.4	$78.6	4.8%
As a percentage of net sales	15.3%	16.4%
Net income	61.6	64.6	(4.6)%
Diluted net income per common share	$0.68	$0.70	(2.9)%

Non-GAAP measures:
Adjusted net income	$61.6	$55.5	11.0%
Adjusted diluted earnings per share	$0.68	$0.60	13.3%

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

	Quarter Ended March 31,
	2018		2017
(In millions)	Net Income	Tax Rate %	Net Income	Tax Rate %
GAAP net income	$61.6	18.9	$64.6	11.9
Discrete tax benefits (a)	―	―	(9.1)	12.5
Adjusted net income (Non-GAAP)	61.6	18.9	55.5	24.4
Adjusted diluted net income per share (Non-GAAP)	$0.68		$0.60

(a)	The quarter ended March 31, 2017 included a benefit of $9.1 million related to the release of a valuation allowance in a foreign jurisdiction.

	Three Months Ended March 31,
(In millions)	2018	2017
Net cash provided by operating activities	$62.6	$54.2
Less: Capital expenditures	(59.5)	(85.5)
Free cash flow (Non-GAAP)	$3.1	$(31.3)

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the three months ended March 31, 2018 and 2017

	Quarter Ended March 31,
(In millions)	2018	2017	% Change
Consolidated Net Sales	$ 540.1	$ 478.8	12.8%
Commercial Aerospace	382.7	347.2	10.2%
Space & Defense	90.1	76.7	17.5%
Industrial	67.3	54.9	22.6%

Composite Materials	$ 444.6	$ 387.5	14.7%
Commercial Aerospace	303.2	269.5	12.5%
Space & Defense	74.1	63.2	17.2%
Industrial	67.3	54.8	22.8%

Engineered Products	$ 95.5	$ 91.3	4.6%
Commercial Aerospace	79.5	77.7	2.3%
Space & Defense	16.0	13.5	18.5%
Industrial	—	0.1	N/A

Sales by Segment

Composite Materials: Net sales of $444.6 million in the first quarter of 2018 increased $57.1 million from the $387.5 million in the prior year quarter driven by strong growth across all markets.  The increase in Commercial Aerospace reflected strong growth across all programs with particularly strong performance for the A320neo, A350 and business jet sales.  Growth in the F35 Joint Strike Fighter program drove the increase in Space & Defense.  As expected, wind energy sales were up in the first three months of 2018, as production of new generation blades that are longer with higher content has begun.

Engineered Products: Net sales of $95.5 million in the first quarter of 2018 increased $4.2 million from the $91.3 million for 2017. This was attributable to a 2.3% increase in Commercial Aerospace sales reflecting strong growth in the 737 MAX, as well as an increase of 18.5% in Space & Defense primarily related to military rotorcraft sales.

Sales by Market

Commercial Aerospace sales of $382.7 million increased 10.2% (9.4% in constant currency) for the quarter as compared to the first quarter of 2017.  The quarter saw positive growth for most programs with particularly strong performance for the A320neo, 737 MAX, and A350.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up about 30% for the first quarter of 2018 as compared to 2017, driven by higher business jet sales.

Space & Defense sales of $90.1 million increased 17.5% (13.6% in constant currency) for the quarter as compared to the first quarter of 2017.  The F35 Joint Strike Fighter program was the primary growth driver followed by strength in military rotocraft partially offset by a decline in the A400M.

Total Industrial sales of $67.3 million for the first quarter of 2018 increased 22.6% (10.3% in constant currency) as compared to the first quarter of 2017. Wind energy sales improved 10% in constant currency for the first quarter compared to the 2017 quarter as the transition to new generation wind blades has begun.

Gross Margin

	Quarter Ended March 31,
(In millions)	2018	2017	% Change
Gross margin	$142.6	$134.1	6.3%
Percentage of sales	26.4%	28.0%

Gross margin for the first quarter was 26.4% compared to 28.0% in the first quarter of 2017.  The first three months of 2018 included about $5 million higher depreciation and amortization, as well as costs related to the startup for the new greenfield site in France.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2018	2017	% Change
SG&A expense	$46.4	$42.9	8.2%
Percentage of sales	8.6%	9.0%

R&T expense	$13.8	$12.6	9.5%
Percentage of sales	2.6%	2.6%

Selling, general and administrative expenses for the first quarter of 2018 were slightly higher in constant currency (2.6% for the first three months) than the prior year.  Research and technology expense for the first three months of $13.8 million was 3.7% higher in constant currency than the comparable period of 2017 as we continue to invest in innovative composite products and solutions to support our customers and next-generation products.

Operating Income

	Quarter Ended March 31,
(In millions)	2018	2017	% Change
Consolidated operating income	$82.4	$78.6	4.8%
Operating margin	15.3%	16.4%
Composite Materials	91.0	81.9	11.1%
Operating margin	19.6%	20.2%
Engineered Products	9.9	13.0	(23.8)%
Operating margin	10.4%	14.2%
Corporate & Other	(18.5)	(16.3)	13.5%

Operating income for the first quarters of 2018 and 2017 was $82.4 million and $78.6 million, respectively. The 2018 quarter was favorably impacted from exchange rates by about 20 basis points compared to the corresponding 2017 period. For the first three months of 2018, depreciation and amortization expense was $5.4 million higher than the comparable period for 2017.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2018	2017	% Change
Interest expense, net	$ 8.0	$ 6.2	29.0%

Interest expense for the first quarter ended March 31, 2018 increased over the comparable period of 2017 as debt levels and interest rates increased primarily as a result of the $400 million of bonds issued during February 2017.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2018	2017
Income tax expense	$14.1	$8.6
Effective tax rate	18.9%	11.9%

The effective tax rate for the first quarter was 18.9% compared to 11.9% for the first quarter of 2017.  Both periods benefitted from deductions associated with share-based compensation payments.  The first quarter of 2018, reflects an underlying tax rate of 25% as a result of the 2017 Tax Cuts and Jobs Act (the “Act”), which became effective on January 1, 2018. The provision for the first three months of 2017 included a non-recurring discrete benefit of $9.1 million from the release of a valuation allowance in a foreign jurisdiction. Excluding this discrete benefit, the effective tax rate for the first three months of 2017 was 24.4%.

Our effective income tax rate may change by the end of the fiscal year as guidance continues to be issued in relation to interpreting the new Act.

Financial Condition

Liquidity: As of March 31, 2018, our total debt, net of cash, was $790.2 million, as compared to $749.8 million at December 31, 2017.  The increase in debt in the first three months of 2018 primarily reflects $30.1 million in stock repurchases and dividends of $11.2 million.  At March 31, 2018, total borrowings under our $700 million Senior Unsecured Revolving Credit Facility (“the Facility”) were $78 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of March 31, 2018, we had not issued any letters of credit under the Facility, resulting in undrawn availability under the Facility as of March 31, 2018 of $622.0 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The conditions and covenants related to the senior notes are less restrictive than those of our Facility.  As of March 31, 2018, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility.  As of March 31, 2018, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2021 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $62.6 million in the first three months of 2018, as compared to $54.2 million in the first three months of 2017.  Higher deferred taxes in 2018 were partially offset by higher working capital when compared to the first three months of 2017.

Investing Activities: Net cash used for investing activities, primarily for capital expenditures, was $59.5 million and $95.5 million in the first three months of 2018 and 2017, respectively.  During the first quarter of 2017 we made an additional $10 million investment in Oxford Performance Materials as they achieved certain milestones.

Financing Activities: Financing activities used $15.5 million and generated $87.8 million of net cash in the first three months of 2018 and 2017, respectively.  The first quarter of 2018 reflects the repurchase of our shares of $30.1 million.  The first quarter of 2017 reflects $400 million from the issuance of the 3.95% notes, partly offset by the repayment of $280 million of the Facility, and $73.8 million returned to stockholders from stock repurchases and dividends.

Financial Obligations and Commitments: As of March 31, 2018, the current portion of debt includes $4.4 million related to the Euro term loan. The next significant scheduled debt maturity will not occur until 2021, when the Facility matures.  Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Significant changes to our accounting policies subsequent to the filing of our Form 10-K, relate solely to the adoption of Topic 606, Revenue from Contracts with Customers, as discussed in Notes 1 and 9 to our financial statements.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey and other sites are accrued in the consolidated balance sheets.  As of March 31, 2018, our aggregate environmental related accruals were $2.7 million, of which $0.8 million was included in accrued liabilities, with the remainder included in non-current liabilities.  As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued at the high end of the range of possible outcomes, for those sites where we are able to estimate our liability, our accrual would have been $16 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, the amount of insurance coverage and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation, automotive and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction of capacity expansions and qualification of new products; (i) our ability to maintain and improve margins as we add new facilities and in view of the current economic environment; (j) the outcome of legal matters; (k) our projections regarding the realizability of net operating loss and tax credit carryforwards; and (l) the impact of various market risks, including fluctuations in interest rates, currency exchange rates, environmental regulations and tax codes, fluctuations in commodity prices, and fluctuations in the market price of our common stock, the impact of work stoppages or other labor disruptions and the impact of the above factors on our expectations of 2018 financial results and beyond. In addition, actual results may differ materially from the results anticipated in the forward looking statements due to a variety of factors, including but not limited to changing market conditions, increased competition, product mix, inability to achieve planned manufacturing improvements or to meet customer specifications, cost reductions and capacity additions, and conditions in the financial markets.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2017 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2018, and with the participation of the company's management have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 12 on pages 15 through 16 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.  In addition, future uncertainties may increase the magnitude of these adverse effects or give rise to additional material risks not now contemplated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2018	156,572	$64.12	156,572		$232,468,731
February 1 — February 28, 2018	149,172	66.41	149,172		222,562,291
March 1 — March 31, 2018	151,310	66.90	151,310		212,439,487
Total	457,054	$65.79	457,054	(1)	$212,439,487

(1)	On February 9, 2017, our Board authorized us to repurchase an additional $300 million of our common stock of which $212.4 million remained at March 31, 2018.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

April 23, 2018	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Senior Vice President, Corporate Controller and
Chief Accounting Officer