Form 10-Q
period 2018-09-30
HEXCEL CORP /DE/
filed 2018-10-22
CIK 717605

f cc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2018
COMMON STOCK	86,095,483

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In millions)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$47.2	$60.1
Accounts receivable, net	270.3	248.7
Inventories, net	308.7	314.0
Contract assets	43.7	―
Prepaid expenses and other current assets	29.1	33.9
Total current assets	699.0	656.7

Property, plant and equipment	2,839.8	2,743.9
Less accumulated depreciation	(945.6)	(877.6)
Net property, plant and equipment	1,894.2	1,866.3

Goodwill and other intangible assets	144.6	148.7
Investments in affiliated companies	45.9	47.7
Other assets	62.8	61.5
Total assets	$2,846.5	$2,780.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$9.3	$4.3
Accounts payable	143.1	144.1
Accrued compensation and benefits	68.1	73.0
Accrued liabilities	50.4	40.7
Total current liabilities	270.9	262.1

Commitments and contingencies (see Note 13)

Long-term debt	980.7	805.6
Retirement obligations	42.7	45.4
Other non-current liabilities	184.9	172.7
Total liabilities	1,479.2	1,285.8

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 108.5 shares and 107.8 shares issued at September 30, 2018 and December 31, 2017, respectively	1.1	1.1
Additional paid-in capital	795.2	774.3
Retained earnings	1,673.3	1,496.1
Accumulated other comprehensive loss	(81.6)	(45.0)
	2,388.0	2,226.5
Less – Treasury stock, at cost, 22.4 shares at September 30, 2018, and 18.2 shares at December 31, 2017, respectively.	(1,020.7)	(731.4)
Total stockholders' equity	1,367.3	1,495.1
Total liabilities and stockholders' equity	$2,846.5	$2,780.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Net sales	$540.5	$491.5	$1,628.1	$1,461.6
Cost of sales	397.5	355.9	1,197.7	1,052.0
Gross margin	143.0	135.6	430.4	409.6
Selling, general and administrative expenses	32.6	34.7	114.3	115.7
Research and technology expenses	13.9	11.8	40.7	36.5
Other operating income (expense)	―	―	―	―
Operating income	96.5	89.1	275.4	257.4
Interest expense, net	10.6	7.0	27.3	20.0
Income before income taxes, and equity in earnings from affiliated companies	85.9	82.1	248.1	237.4
Provision for income taxes	7.8	13.6	41.9	44.3
Income before equity in earnings from affiliated companies	78.1	68.5	206.2	193.1
Equity in earnings from affiliated companies	2.0	1.2	4.3	2.8
Net income	$80.1	$69.7	$210.5	$195.9
Basic net income per common share	$0.92	$0.77	$2.37	$2.16
Diluted net income per common share	$0.91	$0.76	$2.35	$2.13
Dividends per share	$0.15	$0.125	$0.40	$0.345
Weighted-average common shares:
Basic	87.0	90.1	88.6	90.7
Diluted	88.1	91.4	89.7	92.1

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net Income	$80.1	$69.7	$210.5	$195.9
Currency translation adjustments	(0.4)	28.7	(26.2)	87.2
Net unrealized pension and other benefit actuarial gains and prior service credits	(0.6)	(0.6)	(0.1)	(1.6)
Net unrealized gains (losses) on financial instruments (net of tax)	0.2	7.7	(11.9)	31.6
Total other comprehensive income	(0.8)	35.8	(38.2)	117.2
Comprehensive income	$79.3	$105.5	$172.3	$313.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2018	2017
Cash flows from operating activities
Net income	$210.5	$195.9
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	90.8	76.3
Amortization related to financing	1.2	0.6
Deferred income taxes	27.5	15.1
Equity in earnings from affiliated companies	(4.3)	(2.8)
Stock-based compensation	14.0	15.5
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(27.7)	19.7
Increase in inventories	(32.1)	(6.7)
(Increase) decrease in prepaid expenses and other current assets	(5.0)	1.4
Increase (decrease) in accounts payable/accrued liabilities	0.2	(9.8)
Other – net	3.3	3.3
Net cash provided by operating activities	278.4	308.5

Cash flows from investing activities
Capital expenditures	(150.2)	(221.3)
Acquisition of business and investment in affiliate	(0.7)	(12.0)
Net cash used for investing activities	(150.9)	(233.3)

Cash flows from financing activities
Proceeds from senior notes due 2027 (including original issue discount of $1.7)	―	398.3
Issuance costs related to senior notes due 2027	―	(3.7)
Proceeds from settlement of treasury locks associated with senior notes due 2027	―	10.0
Proceeds from Euro term loan	―	37.4
Repayments of Euro term loan	(4.2)	(4.1)
Borrowing from senior unsecured credit facility	662.0	342.0
Repayment of senior unsecured credit facility	(477.0)	(632.0)
Proceeds from (repayment of) capital lease obligation and other debt, net	0.3	(0.4)
Dividends paid	(35.5)	(31.3)
Repurchase of stock	(282.8)	(122.0)
Activity under stock plans	0.4	6.8
Net cash (used in) provided by financing activities	(136.8)	1.0
Effect of exchange rate changes on cash and cash equivalents	(3.6)	7.7
Net (decrease) increase in cash and cash equivalents	(12.9)	83.9
Cash and cash equivalents at beginning of period	60.1	35.2
Cash and cash equivalents at end of period	$47.2	$119.1
Supplemental data:
Accrual basis additions to property, plant and equipment	$133.5	$218.0

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the Condensed Consolidated Financial Statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations and cash flows for the interim periods presented.  The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from the audited 2017 consolidated balance sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K. Within the Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017, borrowings and repayments related to our revolving credit facility previously presented net within financing activities have been presented gross to conform to the current year presentation.

Investments in Affiliated Companies

We have a 50% equity investment in Aerospace Composites Malaysia Sdn. Bhd. (“ACM”), and a 25% equity investment in Hexcut Services.  These investments are accounted for using the equity method of accounting.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (“ASC 606”).  The update clarified the principles for recognizing revenue and developed a common revenue standard for all industries. We adopted this new standard January 1, 2018, using the modified retrospective method, as a result we adjusted the opening balance of our retained earnings by approximately $3.8 million, which represented the cumulative net earnings effect of revenue recognized over time prior to the date of adoption, related to those contracts whose performance obligations were not fully satisfied by the adoption date.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases (those of a duration of one year or less). We will adopt this standard on January 1, 2019.  We will adopt the provisions of this standard using the transition method which allows companies to recognize existing leases at the adoption date without requiring comparable presentation. We are in the process of finalizing our analysis and assessment of the impact this new standard will have on our financial statements.

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

In August 2018 the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020, and allows for early adoption. We do not expect this new standard to have a significant impact to our disclosures.

Note 2 — Net Income per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Basic net income per common share:
Net income	$80.1	$69.7	$210.5	$195.9
Weighted average common shares outstanding	87.0	90.1	88.6	90.7

Basic net income per common share	$0.92	$0.77	$2.37	$2.16

Diluted net income per common share:
Net income	80.1	69.7	210.5	195.9

Weighted average common shares outstanding — Basic	87.0	90.1	88.6	90.7
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.4	0.4	0.4
Stock options	0.6	0.9	0.7	1.0
Weighted average common shares outstanding — Dilutive	88.1	91.4	89.7	92.1

Diluted net income per common share	$0.91	$0.76	$2.35	$2.13

Total shares underlying stock options of 0.2 million were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2018, as they were anti-dilutive. Total shares underlying stock options of 0.1 million and 0.2 million, respectively, were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2017, as they were anti-dilutive.

Note 3 — Inventories

	September 30,	December 31,
(In millions)	2018	2017
Raw materials	$143.7	$126.7
Work in progress	50.6	52.1
Finished goods	114.4	135.2
Total Inventory	$308.7	$314.0

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.2	$0.4	$0.8	$1.1
Interest cost	0.1	0.1	0.4	0.4
Settlement expense	―	0.2	―	0.3
Net amortization and deferral	0.1	0.1	0.1	0.3
Net periodic benefit cost	$0.4	$0.8	$1.3	$2.1

(In millions)	September 30, 2018	December 31, 2017
Amounts recognized on the balance sheet:
Accrued liabilities	$1.0	$4.5
Other non-current liabilities	17.8	16.9
	$18.8	$21.4

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
European Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.8	$0.7
Interest cost	1.2	1.1	3.4	3.3
Expected return on plan assets	(2.4)	(2.0)	(7.1)	(6.1)
Net amortization and deferral	—	―	0.2	0.2
Net periodic benefit credit	$(0.9)	$(0.6)	$(2.7)	$(1.9)

(In millions)	September 30, 2018	December 31, 2017
Amounts recognized on the balance sheet:
Noncurrent asset	$38.8	$32.2

Accrued liabilities	1.0	0.3
Other non-current liabilities	21.0	19.6
Total accrued benefit	$22.0	$19.9

All costs related to our pensions are included as a component of operating income in our consolidated statements of operations. For the three months ended September 30, 2018 and 2017, amounts unrelated to service costs were a benefit of $1.0 million and $0.5 million, respectively, and for the nine months ended September 30, 2018 and 2017, amounts unrelated to service costs were a benefit of $3.0 million and $1.6 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  We have contributed approximately $4.4 million in the first nine months of 2018 to cover unfunded benefits.  We expect to contribute a total of $4.6 million in 2018 to cover unfunded benefits.  We contributed $0.4 million to our U.S. non-qualified defined benefit retirement plans during the nine months ended September 30, 2017.

We contributed $3.8 million and $2.8 million to our European defined benefit retirement plans in the nine months ended September 30, 2018 and 2017, respectively.  We plan to contribute approximately $5.0 million during 2018 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.3 million and $0.9 million of net amortization gain deferral for the three and nine months ended September 30, 2017, and  $0.9 million of net amortization gain deferral for the nine months ended September 30, 2018. There were no amounts related to the amortization gain deferral recorded during the three months ended September 30, 2018. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the three and nine months ended September 30, 2018 and 2017 were immaterial.

(In millions)	September 30, 2018	December 31, 2017
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$0.5
Other non-current liabilities	3.9	3.6
Total accrued benefit	$4.4	$4.1

In connection with our postretirement plans, we contributed about $0.3 million during both the nine months ended September 30, 2018 and September 30, 2017. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.4 million in 2018 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	September 30, 2018	December 31, 2017
Current portion of Euro term loan	$9.3	$4.3
Current portion of debt	9.3	4.3
Non-current portion of Euro term loan	52.5	63.3
Senior unsecured credit facility - due 2021	235.0	50.0
4.7% senior notes due 2025	300.0	300.0
3.95% senior notes due 2027	400.0	400.0
Senior notes original issue discount	(2.1)	(2.3)
Senior notes deferred financing costs	(5.0)	(5.5)
Other debt	0.3	0.1
Long-term debt	980.7	805.6
Total debt	$990.0	$809.9

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for the nine months ended September 30, 2018 was 3.88% inclusive of approximately a 0.25% benefit of treasury locks. The fair value of the senior notes due in 2027 based on quoted prices utilizing Level 2 inputs was $387.8 million at September 30, 2018.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%.  The effective interest rate for the nine months ended September 30, 2018 was 4.84%. The fair value of the notes due in 2025 based on quoted prices utilizing Level 2 inputs was $305.5 million at September 30, 2018.

The Company has a revolving credit facility (the “Facility”) that allows up to $700 million of borrowings. The Facility matures in June 2021. The interest rate for the Facility at September 30, 2018 is LIBOR + 1.25%. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.875%, depending upon the Company’s leverage ratio.

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

As of September 30, 2018, total borrowings under the Facility were $235.0  million, which approximates fair value using Level 2 inputs. The Facility permits us to issue letters of credit up to an aggregate amount of $40 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of September 30, 2018, there were no outstanding letters of credit under the Facility, resulting in undrawn availability under the Facility as of September 30, 2018 of $465.0 million. The weighted average interest rate for the Facility was 3.34% for the nine months ended September 30, 2018.

In 2016, we entered into a €60 million term loan.  The loan has two tranches of which the first tranche for €25 million has a rate of Euribor +1.2% and a final maturity date of June 30, 2023, and a second tranche for €35 million has a rate of Euribor +1.25% with a final maturity date of June 30, 2024. The loans are payable in annual installments that began on June 30, 2017, for the first tranche, and beginning on June 30, 2019, for the second. There is a zero percent floor on the Euribor. Amounts outstanding under this loan at September 30, 2018 were $61.8 million which approximates fair value using Level 2 inputs under the market approach.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

        As of September 30, 2018, the Company had interest rate swaps, having a combined notional value of $50.0 million, that swap floating rate obligations for fixed rate obligations at an average rate of 1.09% against LIBOR in U.S. dollars. Both swaps mature in September 2019. The swaps are accounted for as cash flow hedges of our floating rate bank loan. To ensure the swaps were highly effective, all of the critical terms of the swaps matched the terms of the bank loan. The fair value of the interest rate swaps was an asset of $0.8 million at both September 30, 2018 and December 31, 2017, respectively.

At September 30 2018, we had interest swaps related to European debt obligations which had a combined notional value of approximately €52.9 million. These derivatives swapped floating rate obligations for fixed rate obligations at a weighted average rate of 0.51% against Euribor in Euros.  The swaps amortize through the final maturities of the obligations, on June 30, 2023 and June 30, 2024, in annual installments. The derivatives are accounted for as cash flow hedges of the floating rate term loans.  To ensure the swaps were highly effective, all of the principal terms of the swap matched the terms of the bank loans.  The fair value of the interest rate swaps was a liability of $0.3 million at September 30, 2018, and a liability of $0.4 million at December 31, 2017.

The Company had treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 3.95% Senior Unsecured Notes. These hedges were designated as cash flow hedges therefore any change in fair value was recorded as a component of other comprehensive income. As part of the issuance of our senior notes, we net settled these derivatives for $10 million in cash. As a result of settling these derivatives the previously deferred gains recorded in other comprehensive income will be released to interest expense over the life of the senior notes. The effect of these treasury locks reduced the effective interest rate on the senior notes by approximately 0.25%.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through March 2021, which we account for as cash flow hedges. The aggregate notional amount of these contracts was $408.6 million and $285.4 million at September 30, 2018 and December 31, 2017, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, losses of $0.6  million and $13.1 million, respectively, were recorded in other comprehensive income (“OCI”) for the three and nine months ended September 30, 2018, and gains of $9.7 million and $31.7 million for the three and nine months ended September 30, 2017, respectively.  We classified the carrying amount of these contracts of $4.8 million in other assets and $8.5 million in other liabilities on the Condensed Consolidated Balance Sheets at September 30, 2018 and $14.7 million in other assets and $2.8 million in other liabilities at December 31, 2017.  We recognized net losses of $0.9 million and net gains of $2.5 million in gross margin during the three and nine months ended September 30, 2018, and net losses of $0.6 million and $11.4 million for the three and nine months ended September 30, 2017, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the re-measurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended September 30, 2018 and 2017, we recognized net foreign exchange losses of $0.1 million and gains of $4.0 million, respectively, in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2018 and 2017, we recognized net foreign exchange losses of $4.1 million and gains of $15.4 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was $0.5 million classified in other assets and $0.1 million in other liabilities, and $1.3 million classified in other assets, and $0.1 million in other liabilities on the September 30, 2018 and December 31, 2017 Condensed Consolidated Balance Sheets, respectively.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and nine months ended September 30, 2018 and September 30, 2017 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Unrealized (losses) gains at beginning of period, net of tax	$(3.1)	$(1.3)	$8.6	$(25.9)
Losses (gains) reclassified to net sales	0.7	0.6	(1.6)	8.9
(Decrease) increase in fair value	(0.3)	7.2	(9.7)	23.5
Unrealized (loss) gain at end of period, net of tax	$(2.7)	$6.5	$(2.7)	$6.5

We expect to reclassify $0.7 million of unrealized losses into earnings over the next twelve months as revenue is recorded.

Note 7 — Income Taxes

The effective tax rate for the current quarter was 9.1% compared to 16.5% for the quarter ended September 30, 2017. The current quarter benefitted from discrete benefits of $9.6 million primarily related to a change in tax accounting method and the release of a valuation allowance in a foreign jurisdiction. The third quarter of 2017 included a non-recurring discrete benefit of $4.2 million resulting from the reversal of reserves for uncertain tax positions. The effective tax rate for the nine months ended September 30, 2018, was 16.9% compared to 18.6% for the nine months ended September 30, 2017. The provision for the nine months ended September 30, 2018 also included a discrete benefit of $1.3 million related to the release of reserves for uncertain tax positions. The provision for the nine months ended September 30, 2017, also included nonrecurring discrete benefits of $9.1 million related to the release of a valuation allowance in a foreign jurisdiction. Excluding these discrete benefits the effective tax rates were 21.3% and 24.2%, respectively. The 2018 periods also reflect the cumulative impact of the reduction of our underlying estimated annual effective rate to 24% from 25%. Both periods benefitted from deductions associated with share-based compensation payments.

The Tax Cuts and Jobs Act (the “Act”) enacted in 2017, resulted in the U.S. Federal income tax rate being reduced to 21% from 35% for the same period last year. During the measurement period, which is one year from the date of enactment, or the completion of all estimates made in connection with the Act, companies are permitted to make additional income tax adjustments and revisions of estimates related to the Act. During the quarter ended September 30, 2018, there were no material adjustments made to previously made estimates related to the Act. We are currently in the process of completing our estimates for the transition tax related to our 2018 earnings, which will be finalized during the fourth quarter of 2018.

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

We have no assets or liabilities that utilize Level 1 inputs. However, we have derivative instruments classified as liabilities and assets which utilize Level 2 inputs, and one liability that utilizes Level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $6.0 million and $8.9 million, respectively, at September 30, 2018.  In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Consolidated Balance Sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was an asset of $0.8 million and a liability of $0.3 million at September 30, 2018.
•

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at September 30, 2018 was $5.2 million and $8.6 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the nine months ended September 30, 2018 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3— we have a liability for $3.0 million, which represented contingent consideration, that was recognized in connection with an acquisition completed during the prior year. This amount was estimated based on certain contractual stipulations which requires payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results. The amount of interest related to this liability accreted during the nine months ended September 30, 2018, was not material.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the three and nine months ended September 30, 2018 and 2017:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Consolidated Net Sales	$540.5	$491.5	$1,628.1	$1,461.6
Commercial Aerospace	373.1	352.6	1,139.6	1,048.7
Space & Defense	90.4	82.7	272.2	247.3
Industrial	77.0	56.2	216.3	165.6

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in our Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the nine months ended September 30, 2018 is as follows:

`	Composite	Engineered
(In millions)	Materials	Products	Total
Opening adjustment - January 1, 2018	$15.1	$23.0	$38.1
Net revenue billed	(0.5)	(2.4)	(2.9)
Balance at March 31, 2018	$14.6	$20.6	$35.2
Net revenue billed	2.4	0.1	2.5
Balance at June 30, 2018	$17.0	$20.7	$37.7
Net revenue billed	(1.8)	7.8	6.0
Balance at September 30, 2018	$15.2	$28.5	$43.7

Upon adoption of ASC 606, the Company recorded $38.1 million of contract assets for revenue that was unbilled at December 31, 2017, and a $33.0 million reduction in inventory representing the value of the inventory associated with the revenue recognized over time, with the offset recorded to the opening balance of retained earnings (less $1.3 million in taxes). The amount of contract assets billed, and subsequently reclassified to trade accounts receivable, during the quarter ended September 30, 2018, was approximately $37.7 million. Accounts receivable, net includes amounts billed to customers where the right to payment is unconditional.

The financial results were not significantly impacted by the adoption of ASC 606. Under ASC 606 revenue and gross margin for the quarter ended September 30, 2018 were higher by $6.0 million and $0.4 million, respectively, than they would have been under ASC 605.  For the nine months ended September 30, 2018, the impact of ASC 606 to revenue was approximately $5.6 million and to gross margin was $0.2 million.  There was not a material impact earnings on per share for the quarter or nine months ended September 30, 2018. At September 30, 2018 our inventory was $38.4 million lower as a result of ASC 606.

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

Financial information for our operating segments for the quarters and nine months ended September 30, 2018 and 2017 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions	Materials	Products	Other (a)	Total
Third Quarter 2018
Net sales to external customers	$432.8	$107.7	$—	$540.5
Intersegment sales	17.2	—	(17.2)	—
Total sales	$450.0	$107.7	$(17.2)	$540.5
Operating income	92.5	15.5	(11.5)	96.5
Depreciation and amortization	28.9	2.3	—	31.2
Stock-based compensation	1.2	0.2	0.6	2.0
Accrual basis additions to capital expenditures	41.4	2.1	—	43.5

Third Quarter 2017
Net sales to external customers	$398.9	$92.6	$—	$491.5
Intersegment sales	16.4	—	(16.4)	—
Total sales	$415.3	$92.6	$(16.4)	$491.5
Operating income	90.0	12.1	(13.0)	89.1
Depreciation and amortization	24.8	1.9	0.1	26.8
Stock-based compensation	1.1	0.1	1.0	2.2
Accrual basis additions to capital expenditures	47.4	0.5	—	47.9

Nine Months Ended September 30, 2018
Net sales to external customers	$1,323.2	$304.9	$—	$1,628.1
Intersegment sales	56.7	—	(56.7)	—
Total sales	$1,379.9	$304.9	$(56.7)	$1,628.1
Operating income	276.6	41.3	(42.5)	275.4
Depreciation and amortization	83.9	6.8	0.1	90.8
Stock-based compensation	5.7	1.0	7.3	14.0
Accrual basis additions to capital expenditures	130.1	3.4	—	133.5

Nine Months Ended September 30, 2017
Net sales to external customers	$1,183.7	$277.9	$—	$1,461.6
Intersegment sales	48.6	—	(48.6)	—
Total sales	$1,232.3	$277.9	$(48.6)	$1,461.6
Operating income	264.0	37.2	(43.8)	257.4
Depreciation and amortization	70.6	5.6	0.1	76.3
Stock-based compensation	5.7	1.0	8.8	15.5
Accrual basis additions to capital expenditures	208.5	9.5	—	218.0

(a)	We do not allocate Corporate expenses to the operating segments.

Goodwill and Intangible Assets

The carrying amount of gross goodwill and intangible assets by segment is as follows:

	September 30,	December 31,
(In millions)	2018	2017
Composite Materials	$100.3	$103.7
Engineered Products	44.3	45.0
Goodwill and intangible assets	$144.6	$148.7

No impairments have been recorded against these amounts.

Note 11 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of September 30, 2018 and December 31, 2017 were as follows:

(In millions)	Unrecognized Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2017	$(18.5)	$14.8	$(41.3)	$(45.0)
Other comprehensive (loss) income before reclassifications	0.4	(8.1)	(26.2)	(33.9)
Amounts reclassified from accumulated other comprehensive loss	(0.5)	(2.2)	―	(2.7)
Other comprehensive loss	(0.1)	(10.3)	(26.2)	(36.6)
Balance at September 30, 2018	$(18.6)	$4.5	$(67.5)	$(81.6)

(1)	Includes forward foreign exchange contracts and interest rate derivatives

The amounts reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2018, were $0.6 million less taxes of $0.2 million and $0.7 million less $0.2 million of taxes. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2018 were net losses of $0.6 million with no material tax impact, and net gains of $3.4 million less taxes of $1.2 million. The currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

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

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the river. The ROD calls for capping and dredging of the lower eight miles of the Passaic River, with the placement of an engineered cap over the entire eight miles, at an expected cost ranging from $0.97 billion to $2.07 billion. Because the EPA has not yet selected a remedy for the upper nine miles of the Lower Passaic River, this estimate does not include any costs related to a future remedy for the upper portion of the river. The EPA has appointed an independent third party allocation expert (the “Allocator”) to conduct a complete review of and make recommendations to the EPA on the relative liability of approximately 120 identified non-governmental PRP’s. Hexcel is cooperating in the allocation process, which is not expected to be completed until 2020. However, based on a review of the Company’s position, and as no point within the range is a more probable outcome than any other point, the Company has determined that its accrual is sufficient at this time. The accrual balance was $2.2 million as of September 30, 2018 and $2.1 million at December 31, 2017. Despite the issuance of the final ROD, and given the ongoing work of the Allocator, there continues to be many uncertainties associated with the selected remedy, the Company’s allocable share of the remediation and the amount of insurance coverage. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process develop.

   Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established The Omega Chemical Site PRP Organized Group, (the “OPOG”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. OPOG has attributed approximately 1.07% of the waste tonnage sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a Record of Decision; the Omega PRP Group members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of OPOG, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.4 million at September 30, 2018, and $0.6 million at December 31, 2017.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the consolidated balance sheets. As of September 30, 2018 and December 31, 2017, our aggregate environmental related accruals were $2.8 million, of which $0.9 million was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued at the high end of the range of possible outcomes for those sites where we are able to estimate our liability, our accrual would have been $16 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, amount of insurance coverage, and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged to our reserve balance for each of the quarters ended September 30, 2018 and 2017 was $0.3 million and $0.1 million, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. In addition, our operating costs relating to environmental compliance charged to expense were $4.2 million and $2.4 million for the quarters ended September 30, 2018 and September 30, 2017, respectively, and $11.4 million and $7.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the quarter and nine months ended September 30, 2018, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2017	$3.6
Warranty expense	1.0
Deductions and other	(0.7)
Balance as of March 31, 2018	$3.9
Warranty expense	1.8
Deductions and other	(0.5)
Balance as of June 30, 2018	$5.2
Warranty expense	—
Deductions and other	(1.4)
Balance as of September 30, 2018	$3.8

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

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe, Russia, India and Africa. We are also a partner in a joint venture in Malaysia, which manufactures composite structures for Commercial Aerospace applications.

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

Net sales for the quarter were $540.5 million, 10.0% greater (10.4% in constant currency) than the $491.5 million reported for the third quarter of 2017.  Year to date net sales were 10.3% higher in constant currency driven by strong growth in all markets.

Commercial Aerospace sales of $373.1 million increased 5.8% (6.1% in constant currency) for the quarter as compared to the third quarter of 2017, and increased 8.7% (8.4% in constant currency) for the nine-month period as compared to 2017.  The quarter and the nine-month period benefited from increased production rates and higher composite content on the new narrow body planes.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up 15% and approximately 30% for the third quarter and first nine months of 2018, respectively, as compared to 2017, reflecting strengthening of business jet sales following an extended period of softness.

Space & Defense sales of $90.4 million increased 9.3% (9.7% in constant currency) for the quarter as compared to the third quarter of 2017. Growth was broad-based across a number of military, rotocraft and space programs. Space & Defense sales for the first nine months of 2018 were $272.2 million, which were 8.6% higher in constant currency than the sales for the first nine months of 2017, driven by the Joint Strike Fighter program.

Total Industrial sales of $77.0 million for the third quarter of 2018 increased 37.0% (38.2% in constant currency) as compared to the third quarter of 2017. Wind energy sales are experiencing a period of substantial growth following lower sales last year as a new generation of composite blades are adopted.  Industrial sales for the first nine months of 2018 were $216.3 million or 24.0% higher in constant currency than the sales for the first nine months of 2017, as wind energy sales have increased more than 50% in constant currency.

Gross margin for the third quarter of 2018 was 26.5% as compared to 27.6% for the third quarter of 2017, and 26.4% and 28.0% for the first nine months of 2018 and 2017, respectively. We  continued to experience headwinds related to acrylonitrile (AN), as an indirect result of increased oil prices, wind energy resins, related to pollution control measures taken in China, and tariffs. Both periods in 2018 included additional depreciation and amortization, as well as costs related to the startup of the new greenfield site in France.

Selling, general and administrative expenses for the third quarter and first nine months of 2018 were lower in constant currency than the prior year periods as we maintained tight cost control.  Research and technology expenses for the third quarter and first nine months of 2018 were about 19% and 9% higher, respectively, in constant currency than the comparable 2017 period, as we continued to invest in advance composite technology and innovation.

Operating cash flow for the first nine months of 2018 was $278.4 million compared to $308.5 million in 2017 as working capital increased resulting in a cash use of $64.6 million in 2018 as compared to a source of $4.6 million in 2017. For the first nine months of 2018, capital expenditures were $150.2 million as compared to $221.3 million in the first nine months of 2017.  Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first nine months of 2018 was $128.2 million versus $87.2 million in 2017.

Accrual basis additions to capital expenditures were $133.5 million for the first nine months of 2018 and $218.0 million in 2017. We expect accrual basis capital expenditures to be in the $170 million to $190 million range for 2018.

Financial Overview

Results of Operations

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	% Change	2018	2017	% Change
Net sales	$540.5	$491.5	10.0%	$1,628.1	$1,461.6	11.4%
Net sales change in constant currency			10.4%			10.3%
Operating income	$96.5	$89.1	8.3%	$275.4	$257.4	7.0%
As a percentage of net sales	17.9%	18.1%		16.9%	17.6%
Net income	80.1	69.7	14.9%	210.5	195.9	7.5%
Diluted net income per common share	$0.91	$0.76	19.7%	$2.35	$2.13	10.3%

Non-GAAP measures:
Adjusted net income	$70.5	$65.5	7.6%	$199.6	$182.6	9.3%
Adjusted diluted earnings per share	$0.80	$0.71	12.7%	$2.23	$1.98	12.6%

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

	Quarter Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(In millions, except per share data)	Net Income	Tax Rate %	Net Income	Tax Rate %	Net Income	Tax Rate %	Net Income	Tax Rate %
GAAP net income	$80.1	9.1	$69.7	16.5	$210.5	16.9	$195.9	18.6
Discrete tax benefits (a)(b)	(9.6)	11.2	(4.2)	5.1	(10.9)	4.4	(13.3)	5.6
Adjusted net income (Non-GAAP)	70.5	20.3	65.5	21.6	199.6	21.3	182.6	24.2
Adjusted diluted net income per share (Non-GAAP)	$0.80		$0.71		$2.23		$1.98

(a)

The three months ended September 30, 2018 included a benefit of $9.6 million related to a change in tax accounting method and the release of a valuation allowance in a foreign jurisdiction. During the nine months ended September 30, 2018, the effective income tax rate was impacted by a discrete benefit of $1.3 million related to the release of a reserve for uncertain tax positions.

(b)

The three months ended September 30, 2017 included a benefit of $4.2 million related to the release of reserves for uncertain tax positions. The nine months ended September 30, 2017 also included a benefit of $9.1 million related to the release of a valuation allowance in a foreign jurisdiction.

	Nine Months Ended September 30,
(In millions)	2018	2017
Net cash provided by operating activities	$278.4	$308.5
Less: Capital expenditures	(150.2)	(221.3)
Free cash flow (Non-GAAP)	$128.2	$87.2

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the three and nine months ended September 30, 2018 and 2017:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017	% Change	2018	2017	% Change
Consolidated Net Sales	$540.5	$491.5	10.0%	$1,628.1	$1,461.6	11.4%
Commercial Aerospace	373.1	352.6	5.8%	1,139.6	1,048.7	8.7%
Space & Defense	90.4	82.7	9.3%	272.2	247.3	10.1%
Industrial	77.0	56.2	37.0%	216.3	165.6	30.6%

Composite Materials	$432.8	$398.9	8.5%	$1,323.2	$1,183.7	11.8%
Commercial Aerospace	285.7	277.1	3.1%	889.5	820.2	8.4%
Space & Defense	70.1	65.6	6.9%	217.4	197.9	9.9%
Industrial	77.0	56.2	37.0%	216.3	165.6	30.6%

Engineered Products	$107.7	$92.6	16.3%	$304.9	$277.9	9.7%
Commercial Aerospace	87.4	75.5	15.8%	250.1	228.5	9.5%
Space & Defense	20.3	17.1	18.7%	54.8	49.4	10.9%

Sales by Segment

Composite Materials: Net sales of $432.8 million in the third quarter of 2018 increased $33.9 million from the $398.9 million in sales for the prior year quarter, driven by strong growth in wind energy sales in Industrial.  Net sales for the first nine months of 2018 increased by 11.8% compared to the same period last year. The increase in Commercial Aerospace for the first nine months of 2018 benefitted from increased production rates and higher composite content on the new narrow body planes as well as strong business jet sales.  Growth in the F35 Joint Strike Fighter program drove the increase in Space & Defense sales.  Wind energy sales were up in 2018 as production of new generation blades that are longer with a higher composite content.

Engineered Products: Net sales of $107.7 million in the third quarter of 2018 increased $15.1 million from the $92.6 million for 2017. This was attributable to an increase in Commercial Aerospace sales reflecting strong growth in the A320neo and 737 MAX. The increase of 9.7% in net sales to $304.9 million for the first nine months of 2018 was driven by growth in Commercial Aerospace sales.

Sales by Market

Commercial Aerospace sales of $373.1 million increased 5.8% (6.1% in constant currency) for the quarter as compared to the third quarter of 2017, and increased 8.7% (8.4% in constant currency) for the nine-month period as compared to 2017.  The quarter benefited from increased production rates and higher composite content on the new narrow body planes. The growth for the first nine months of 2018 was driven by the narrow body build rate increases and the A350 and 787 programs.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up 15% and approximately 30% for the third quarter and first nine months of 2018 as compared to 2017, reflecting strengthening of business jet sales following an extended period of softness.

Space & Defense sales of $90.4 million increased 9.3% (9.7% in constant currency) for the quarter as compared to the third quarter of 2017. Growth was broad-based across a number of military, rotocraft and space programs. Space & Defense sales for the first nine months of 2018 were $272.2 million, which were 8.6% higher in constant currency than the sales for the first nine months of 2017, driven by the Joint Strike Fighter program.

Total Industrial sales of $77.0 million for the third quarter of 2018 increased 37.0% (38.2% in constant currency) as compared to the third quarter of 2017. Wind energy sales are experiencing a period of substantial growth following lower sales last year as a new generation of composite blades are adopted.  Industrial sales for the first nine months of 2018 were $216.3 million, or 24.0% higher in constant currency, than the sales for the first nine months of 2017, as wind energy sales have increased more than 50% in constant currency.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017	% Change	2018	2017	% Change
Gross margin	$143.0	$135.6	5.5%	$430.4	$409.6	5.1%
Percentage of sales	26.5%	27.6%		26.4%	28.0%

Gross margin for the third quarter was 26.5% compared to 27.6% in the third quarter of 2017, and 26.4% and 28.0% for the first nine months of 2018 and 2017, respectively. We continued to experience headwinds related to acrylonitrile (AN), as an indirect result of increased oil prices, wind energy resins, related to pollution control measures taken in China, and tariffs. 2018 included higher depreciation and amortization, as well as costs related to the startup of the new greenfield site in France.

Operating Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017	% Change	2018	2017	% Change
SG&A expense	$32.6	$34.7	(6.1)%	$114.3	$115.7	(1.2)%
Percentage of sales	6.0%	7.1%		7.0%	7.9%

R&T expense	$13.9	$11.8	17.8%	$40.7	$36.5	11.5%
Percentage of sales	2.6%	2.4%		2.5%	2.5%

Selling, general and administrative expenses for the third quarter and first nine months of 2018 were lower in constant currency than the comparable periods in 2017 as we maintained tight cost control. Research and technology expense for the third quarter and first nine months of 2018 of $13.9 million and $40.7 million, respectively, was about 19% and 9% higher, respectively, in constant currency than the comparable periods of 2017 as we continue to invest in innovative composite products and solutions to support our customers and next-generation products.

Operating Income

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017	% Change	2018	2017	% Change
Consolidated operating income	$96.5	$89.1	8.3%	$275.4	$257.4	7.0%
Operating margin	17.9%	18.1%		16.9%	17.6%
Composite Materials	92.5	90.0	2.8%	276.6	264.0	4.8%
Operating margin	20.6%	21.7%		20.0%	21.4%
Engineered Products	15.5	12.1	28.1%	41.3	37.2	11.0%
Operating margin	14.4%	13.1%		13.5%	13.4%
Corporate & Other	(11.5)	(13.0)	(11.5)%	(42.5)	(43.8)	(3.0)%

Operating income for the third quarters of 2018 and 2017 was $96.5 million and $89.1 million, respectively. The impact of exchange rates were not significant for the quarter and nine months ended 2018. Operating income for the first nine months of 2018 and 2017 was $275.4 million and $257.4 million, respectively. Depreciation and amortization expense for the first nine months of 2018 was $14.5 million higher than the comparable period for 2017.

Interest Expense, Net

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017	% Change	2018	2017	% Change
Interest expense, net	$10.6	$7.0	51.4%	$27.3	$20.0	36.5%

Interest expense for the third quarter ended September 30, 2018 as compared to the same period last year increased primarily due to higher debt levels, as we continue to return funds to stockholders with share repurchases and dividends. Interest expense for the nine months ended September 30, 2018 increased over the comparable period for 2017 as a result of an increase in debt levels and an increase in interest rates.

Provision for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Income tax expense	$7.8	$13.6	$41.9	$44.3
Effective tax rate	9.1%	16.5%	16.9%	18.6%

The effective tax rate for the current quarter was 9.1% compared to 16.5% for the quarter ended September 30, 2017. The current quarter benefitted from discrete benefits of $9.6 million primarily related to a change in tax accounting method and the release of a valuation allowance in a foreign jurisdiction. The third quarter of 2017 included a non-recurring discrete benefit of $4.2 million resulting from the reversal of reserves for uncertain tax positions. The effective tax rate for the nine months ended September 30, 2018, was 16.9% compared to 18.6% for the nine months ended September 30, 2017. The provision for the nine months ended September 30, 2018 also included a discrete benefit of $1.3 million related to the release of reserves for uncertain tax positions. The provision for the nine months ended September 30, 2017, also included nonrecurring discrete benefits of $9.1 million related to the release of a valuation allowance in a foreign jurisdiction. Excluding these discrete benefits, the effective tax rates were 21.3% and 24.2%, respectively. The 2018 periods also reflect the cumulative impact of the reduction of our underlying effective rate to 24% from 25%. Both periods benefitted from deductions associated with share-based compensation payments.

Our effective income tax rate may change by the end of the fiscal year as guidance continues to be issued in relation to interpreting the new Act.

Financial Condition

Liquidity: As of September 30, 2018, our total debt, net of cash, was $942.8 million, as compared to $749.8 million at December 31, 2017.  The increase in debt in the first nine months of 2018 primarily reflects $282.8 million in share repurchases and dividends of $35.5 million, partially offset by $128.2 million of free cash flow.  At September 30, 2018, total borrowings under our $700 million Senior Unsecured Revolving Credit Facility (“the Facility”) were $235 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under our revolving loan.  As of September 30, 2018, we had not issued any letters of credit under the Facility, resulting in undrawn availability under the Facility as of September 30, 2018 of $465.0 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. As of September 30, 2018, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility.  As of September 30, 2018, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2021 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $278.4 million in the first nine months of 2018, as compared to $308.5 million in the first nine months of 2017. In 2018, working capital increased resulting in a cash use of $64.6 million as compared to a source of $4.6 million in 2017.

Investing Activities: Net cash used for investing activities, primarily for capital expenditures, was $150.9 million and $233.3 million in the first nine months of 2018 and 2017, respectively. During 2018 and 2017 we made various strategic investments in companies to enhance our technology.

Financing Activities: Financing activities used $136.8 million and generated $1.0 million of net cash in the first nine months of 2018 and 2017, respectively.  We returned $318.3 million to stockholders from stock repurchases and dividends in 2018 compared to $153.3 million in 2017.

On May 7, 2018, our Board gave us authorization to repurchase an additional $500 million of our common stock, of which $460 million remained at September 30, 2018.

Financial Obligations and Commitments: As of September 30, 2018, the current portion of debt included $9.3 million related to the Euro term loan. The next significant scheduled debt maturity will not occur until 2021, when the Facility matures.  Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey and other sites are accrued in the consolidated balance sheets. As of September 30, 2018, our aggregate environmental related accruals were $2.8 million, of which $0.9 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued at the high end of the range of possible outcomes, for those sites where we are able to estimate our liability, our accrual would have been $16 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, the amount of insurance coverage and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies.  These forward-looking statements are identified by their use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should”, “would”, “will” and similar terms and phrases, including references to assumptions.  Such statements are based on current expectations, are inherently uncertain, and are subject to changing assumptions.

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

(g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction of capacity expansions and qualification of new products; (i) expectations regarding our ability to maintain and improve margins as we add new facilities and in view of the current economic environment; (j) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations; (k) our projections regarding the realizability of net operating loss and tax credit carryforwards; and (l) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2018 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas; changes in sales mix; changes in current pricing and cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; industry capacity; increased competition; availability and cost of raw materials; supply chain disruptions; inability to install, staff and qualify necessary capacity or achievement of planned manufacturing improvements; currency exchange rate fluctuations; changes in political, social and economic conditions; including but not limited to, the exit of the U.K. from the European Union; work stoppages or other labor disruptions; unexpected outcome of legal matters or impact of changes in laws or regulations; and unforeseen vulnerability of our network and systems to interruptions or failures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2018, and with the participation of the company's management have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2018	150,400	$68.77	150,400	$551,181,958
August 1 — August 31, 2018	1,330,143	68.79	1,330,143	459,685,198
September 1 — September 30, 2018	—	—	—	—
Total	1,480,543	$68.79	1,480,543	$459,685,198(1)

(1)	On May 7, 2018, our Board gave us authorization to repurchase an additional $500 million of our common stock, of which $459.7 million remained at September 30, 2018.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit No.	Description

10.1*	Amendment to the Offer of Employment Letter between Hexcel Corporation and Nick L. Stanage, dated July 22, 2013.

10.2*	Amendment to the Officer Severance Agreement between Hexcel Corporation and Patrick Winterlich, dated October 2, 2017.

10.3*	Amendment to the Officer Severance Agreement between Hexcel Corporation and Gail E. Lehman, dated October 2, 2017.

10.4*	Amendment to the Amended and Restated Executive Severance Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2008.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes.

* Indicates management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hexcel Corporation

October 22, 2018	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Senior Vice President, Corporate Controller and
Chief Accounting Officer