Form 10-K
period 2018-12-31
HEXCEL CORP /DE/
filed 2019-02-06
CIK 717605

cksf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or and emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $6,224,384,351 based on the reported last sale price of common stock on June  29, 2018, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2019
COMMON STOCK	84,794,472

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

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe, Russia, India and Africa. We also have a presence in Malaysia where we are a partner in a joint venture which manufactures composite structures for Commercial Aerospace applications.

On January 3, 2019, we acquired ARC Technologies, LLC, a leading supplier of custom RF/EMI and microwave absorbing composite materials for military, aerospace and industrial applications. The acquisition strengthens our existing advanced materials portfolio in structural composites and thermoplastics.

We are a manufacturer of products within a single industry: Advanced Composites. Hexcel has two reportable segments: Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resins, prepregs and other fiber-reinforced matrix materials, and honeycomb core product lines and pultruded profiles. The Engineered Products segment is comprised of lightweight high strength composite structures, engineered core and honeycomb products with added functionality, and additive manufacturing.

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2018.

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

Prepregs, Other Fiber-Reinforced Matrix Materials and Resins

●        Composite structures

●        Commercial and military aircraft components

●        Satellites and launchers

●        Aero-engines

●        Wind turbine and helicopter blades

●        Cars, boats and trains

●        Skis, snowboards, bicycles and hockey sticks

	Structural Adhesives	● Bonding of metals, honeycomb and composite materials

	Honeycomb	● Composite structures and interiors ● Impact and shock absorption systems ● Helicopter blades

	Pultruded Profiles	● Tubes ● Rods and flat sections for sporting goods ● Robotics ● Medical applications

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

Fabrics, Multi-axials and Specialty Reinforcements: HexForce® fabrics, multi-axials and specialty reinforcements are made from a variety of fibers, including carbon, glass, aramid and other high strength polymers, quartz, ceramic and other specialty fibers. These reinforcements are used in the production of prepregs and other matrix materials for third-party customers as well as for our own use. They are also used in the manufacture of a variety of industrial and recreational products such as wind energy blades, automotive components, oil exploration and production equipment, boats, surfboards, skis and other sporting goods equipment.

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

Structural Adhesives: We manufacture and market a comprehensive range of Redux® and HexBondTM film and paste adhesives. These structural adhesives, which bond metal to metal and composites and honeycomb structures, are used in the aerospace industry and for many industrial applications.

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

The following table identifies the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS
Aernnova	Daher	Sikorsky, a Lockheed Martin Company
Airbus	Embraer	Solvay
AVIC	FACC	Spirit Aerosystems
Bell	General Electric	Toray
BMW	GKN	Triumph
The Boeing Company	Leonardo	United Technologies
Bombardier	Nordam	Vestas
CFAN	Northrop Grumman
CTRM Aero Composites	Safran

MAJOR MANUFACTURING FACILITIES
Casa Grande, Arizona	Neumarkt, Austria
Dagneux, France	Roussillon, France
Decatur, Alabama	Parla, Spain
Duxford, England	Salt Lake City, Utah
Illescas, Spain	Seguin, Texas
Leicester, England	Stade, Germany
Les Avenières, France	Tianjin, China
Nantes, France	Windsor, Colorado
Vert-Le-Petit, France

Net sales for the Composite Materials segment to third-party customers were $1,771 million in 2018, $1,597 million in 2017 and $1,610 million in 2016, which represented about 80%, of our net sales each year. Net sales for composite materials are highly dependent upon the number of large commercial aircraft produced as further discussed under the captions “Significant Customers”, “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, less than 5% of our total production of composite materials in 2018 was used internally by the Engineered Products segment.

Engineered Products

The Engineered Products segment manufactures and markets composite structures and precision machined honeycomb parts primarily for use in the aerospace industry. Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb, and structural adhesives, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, heat forming, and other composite manufacturing techniques. Composite structures includes HexAMTM 3D printed parts, which offer significant weight cost and time-to-market reductions compared to incumbent metal or traditional composite technologies.

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

Net sales for the Engineered Products segment to third-party customers were $419 million in 2018, $376 million in 2017, and $394 million in 2016, which represented about 20% of our net sales each year.

The Engineered Products segment has a 50% ownership interest in a Malaysian joint venture, Aerospace Composites Malaysia Sdn. Bhd. (“ACM”) with Boeing Worldwide Operations Limited. Under the terms of the joint venture agreement, Hexcel and The Boeing Company (“Boeing”) have transferred the manufacture of certain semi-finished composite components to this joint venture. Hexcel purchases certain semi-finished composite components from the joint venture, and inspects and performs additional skilled assembly work before delivering them to Boeing. The joint venture also manufactures composite components for other aircraft component manufacturers. ACM had revenue of $59 million in 2018, and $62 million and $58 million in 2017 and 2016, respectively.

The following table identifies the key customers and the major manufacturing facilities of the Engineered Products segment:

ENGINEERED PRODUCTS
KEY CUSTOMERS	MAJOR MANUFACTURING FACILITIES
The Boeing Company	Alor Setar, Malaysia (JV)
Bell	Burlington, Washington
CTRM Aero Composites	Casablanca, Morocco
General Electric	Kent, Washington
GKN	Pottsville, Pennsylvania
Sikorsky, a Lockheed Martin Company	South Windsor, Connecticut
Spirit Aerosystems	Welkenraedt, Belgium
United Technologies

Significant Customers

Approximately 41%, 44% and 41% of our 2018, 2017 and 2016 net sales, respectively, were to Airbus and its subcontractors. Of the 41% of overall sales to Airbus and its subcontractors in 2018, 38% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications. Approximately 25% for each of 2018 and 2017 and 28% of our 2016 net sales, respectively, were to Boeing and related subcontractors. Of the 25% of overall sales to Boeing and its subcontractors in 2018, 23% related to Commercial Aerospace market applications and 2% related to Space & Defense market applications.

Markets

Our products are sold for a broad range of end-uses where durability, strength and weight are important factors to our customers. The following tables summarize our net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2018	2017	2016
Net Sales by Market
Commercial Aerospace	70%	72%	71%
Space & Defense	17	17	16
Industrial	13	11	13
Total	100%	100%	100%
Net Sales by Geography (a)
United States	48%	48%	48%
Europe and other	52	52	52
Total	100%	100%	100%

(a) Net sales by geography based on the location in which the product sold was manufactured.

	2018	2017	2016
Net Sales to External Customers (b)
United States	42%	41%	42%
Europe	41	42	41
All Others	17	17	17
Total	100%	100%	100%

(b) Net sales to external customers based on the location to which the product sold was delivered

Commercial Aerospace

The Commercial Aerospace industry is our largest user of advanced composites. Commercial Aerospace represented 70% of our 2018 net sales. Approximately 87% of these revenues can be identified as sales to Airbus, Boeing and their subcontractors for the production of commercial aircraft. The remaining 13% of these revenues were for regional, and business and other commercial aircraft. The economic benefits airlines can obtain from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced composites over traditional materials, has resulted in the aerospace industry becoming the leader in the adoption and use of these materials. While military aircraft and spacecraft have championed the development of these materials, Commercial Aerospace has had the greater production volumes and has commercialized the use of these products. Accordingly, the demand for advanced structural material products is closely correlated to the demand for new commercial aircraft.

The use of advanced composites in Commercial Aerospace is primarily in the manufacture of new commercial aircraft. The aftermarket for these products is very small as many of these materials are designed to last for the life of the aircraft. The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets. The International Air Transport Association (IATA) estimates 2018 (as of November 2018) revenue passenger miles were 6.2% higher than 2017. Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

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

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals. This follows the trend previously seen in military fighter aircraft where advanced composites may now exceed 50% of the weight of the airframe. Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950’s, contained almost no composite materials. One of the first commercial aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and was built with an airframe containing approximately 6% composite materials. The airframe of Boeing’s 777 aircraft, which entered service in 1995, is approximately 11% composite. The Airbus A380, which was first delivered in 2007, has approximately 23% composite content by weight. Boeing’s B787, which entered into service in 2011, has a content of more than 50% composite materials by weight. The Airbus A350 XWB (“A350”) which has a composite content of 53% by weight was first delivered in December 2014.  Both Airbus and Boeing have introduced new versions of their narrow body aircraft which have new engines. Airbus’s A320neo had its first customer delivery in 2016 and Boeing’s B737 MAX entered into service in 2017. In 2014, Airbus announced a new version of its A330, the A330neo, which have new engines, and Boeing announced the B777X, a new version of the B777 with composite wings and new engines.  It is expected that new aircraft will offer more opportunities for composite materials than their predecessors, as the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft. We refer to this steady expansion of the use of composites in aircraft as the “secular penetration of composites” as it increases our average sales per airplane over time.

The impact on Hexcel of Airbus and Boeing’s production rate changes is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production. We have products on all Airbus and Boeing planes. The dollar value of our materials varies by aircraft type — twin aisle aircraft use more of our materials than narrow body aircraft and newer designed aircraft use more of our materials than older generations. On average, for established programs, we deliver products into the supply chain about six months prior to aircraft delivery, with a range between one and eighteen months depending on the product. For aircraft that are in the development or ramp-up stage, such as the A330neo and the B777X, we will have sales as much as several years in advance of the delivery. Increased aircraft deliveries combined with the secular penetration of composites resulted in our Commercial Aerospace revenues increasing, year over year, by approximately 8.2% in 2018 and 11% in 2016. The slight decline in Commercial Aerospace revenues in 2017 was as a result of older wide body aircraft models being phased out as the new narrow body programs ramped up.

Set forth below are historical aircraft deliveries as announced by Airbus and Boeing:

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Airbus	378	434	453	483	498	510	534	588	626	629	635	688	730	800
Boeing	290	398	441	375	481	462	477	601	648	723	762	748	763	806
Total	668	832	894	858	979	972	1,011	1,189	1,274	1,352	1,397	1,436	1,493	1,606

Approximately 87% of our Commercial Aerospace revenues can be identified as sales to Airbus, Boeing and their subcontractors for the production of commercial aircraft. Airbus and Boeing combined deliveries in 2018 were 1,606 aircraft, surpassing the previous high of 1,493 in 2017. In 2018, the combined net orders reported by Airbus and Boeing were for 1,640 planes, bringing their backlog at December 31, 2018 to 13,528 planes or over eight years based on 2018 deliveries. The balance of our Commercial Aerospace sales is related to regional and business aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.

Space & Defense

The Space & Defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites. The aggregate demand by Space & Defense customers is primarily a function of procurement of military aircraft that utilize advanced composites by the United States and certain European governments, including both commercial and military helicopters. We are qualified to supply materials to a broad range of helicopter, military aircraft and space programs, including the Lockheed Martin F-35 (joint strike fighter or JSF), Boeing V-22 (Osprey) tilt rotor aircraft, Black Hawk and Airbus A400M military transport. No one program accounts for more than 12% of our revenues in this market. The sales that we obtain from these programs will depend upon which are funded and the extent of such funding. Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for launch vehicles, and satellite buss and solar arrays for military and commercial satellites.

Another trend providing positive growth for Hexcel is the further penetration of composites in helicopter blades. Numerous new helicopter programs in development, as well as upgrade or retrofit programs, have an increased utilization of Composite Materials products such as carbon fiber, prepregs, and honeycomb core to improve blade performance. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing for rotocraft.

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

Industrial

The revenue from this market includes wind turbine blades, automotive, a wide variety of recreational products and other industrial applications. A number of these applications represent emerging opportunities for our products. In developing new applications, we seek those opportunities where advanced composites technology offers significant benefits to the end user, often applications that demand high engineering performance. Within the Industrial markets, wind energy comprises the largest submarket and our primary customer is Vestas Wind Systems A/S (“Vestas”).  The Industrial markets also include sales to major end user sub-markets, in order of size based on our 2018 sales: general industrial applications (including those sold through distributors), transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications) and recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks). Our participation in Industrial applications complements our commercial and military aerospace businesses, and in many instances, technology or products now used in aerospace were started in Industrial. We are committed to pursuing the utilization of advanced structural material technology where it can generate significant value and we can maintain a sustainable competitive advantage.

Further discussion of our markets, including certain risks, uncertainties and other factors with respect to “forward-looking statements” about those markets, is contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Forward Looking Statements” and “Risk Factors”.

Backlog

In recent years, our customers have demanded shorter order lead times and “just-in-time” delivery performance. While we have many multi-year contracts with our major aerospace customers and our largest Industrial customer, most of these contracts specify the proportion of the customers’ requirements that will be supplied by us and the terms under which the sales will occur, not the specific quantities to be procured or the specific dates for delivery. Our Industrial customers have always desired to order their requirements on as short a lead-time as possible. As a result, twelve-month order backlog is not a meaningful trend indicator for us. As noted above, our Commercial Aerospace sales to Airbus and Boeing and their subcontractors accounted for 61% of our total 2018 sales, and their airplane backlog is over eight years based on 2018 deliveries.

Raw Materials and Production Activities

Our manufacturing operations are in many cases vertically integrated. We produce and internally use carbon fibers, industrial fabrics, composite materials and composite structures as well as sell these materials to third-party customers for their use in the manufacture of their products.

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”). The primary raw material for PAN is acrylonitrile. All of the PAN we produce is for internal carbon fiber production. We consume more than 75% by value of the carbon fiber we produce and sell the remainder of our output to third-party customers. However, as one of the world’s largest consumers of high performance carbon fiber, we also purchase significant quantities of carbon fiber from external sources for our own use. The sources of carbon fiber we can use in any product or application are generally dictated by customer qualifications or certifications. Otherwise, we select a carbon fiber based on performance, price and availability. With the increasing demand for carbon fiber, particularly in aerospace applications, in recent years we have significantly increased our PAN and carbon fiber capacity to serve the growing needs of our customers and our own downstream products. After a new production line starts operating, it can take up to a year to be certified for aerospace qualifications. However, these lines can start supplying carbon fiber for many industrial applications within a shorter time period.

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

Our products rely primarily on our expertise in materials science, textiles, process engineering and polymer chemistry. Consistent with market demand, we have been placing more emphasis on higher performing products and cost effective production processes while seeking to improve the consistency of our products and our capital efficiency. Towards this end, we have entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies and laboratories. We believe that we possess unique capabilities to design, develop, manufacture and qualify composite materials and structures, including trade secrets and extensive internal knowledge gained from decades of experience. We have more than 1,615 patents and pending applications worldwide, and have granted technology licenses and patent rights to several third parties primarily in connection with joint ventures and joint development programs. It is our policy to actively enforce our proprietary rights. We believe that the patents and know-how rights currently owned or licensed by Hexcel are adequate for the conduct of our business. We do not believe that our business would be materially affected by the expiration of any single patent or series of related patents, or by the termination of any single license agreement or series of related license agreements.

We spent $55.9 million, $49.4 million and $46.9 million for R&T in 2018, 2017 and 2016, respectively.  Our spending, on a constant currency basis, in 2018 was more than 11% higher than 2017 and in 2017 was more than 6% higher than 2016. Our spending on a quarter to quarter basis fluctuates depending upon the amount of new product development and qualification activities, particularly in relation to commercial aircraft applications, that are in progress. These expenditures are expensed as incurred.

Environmental Matters

We are subject to various U.S. and international federal, state and local environmental and health and safety laws and regulations. We are also subject to liabilities arising under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and similar state local and international laws and regulations that impose responsibility for the control, remediation and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and associated financial liability. To date, environmental control regulations have not had a significant adverse effect on our overall operations.

Our aggregate environmental related accruals at December 31, 2018 and 2017 were $2.7 million and $2.8 million, respectively. As of December 31, 2018 and December 31, 2017, $0.8 million and $0.9 million, respectively, were included in “Other current accrued liabilities”, with the remainder included in “Other non-current liabilities”. As related to certain of our environmental matters, our accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accruals would have been $16 million higher at December 31, 2018 and 2017. Environmental remediation spending charged directly to our reserve balance for 2018, 2017 and 2016, was $0.4 million, $0.5 million and $0.9 million, respectively. In addition, our operating costs relating to environmental compliance were $15.6 million, $9.9 million and $10.1 million for 2018, 2017, and 2016, respectively, and were charged directly to expense. Capital expenditures for environmental matters approximated $6.9 million, $8.4 million and $13.2 million for 2018, 2017 and 2016 respectively.

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

Employees

As of December 31, 2018, we employed 6,626 full-time employees and contract workers, 3,567 in the United States and 3,059 in other countries. We employ a minimal number of contract workers. Of the 6,626 full-time employees, approximately 17% were represented by collective bargaining agreements. We believe that our relations with employees and unions are good. The number of full-time employees and contract workers as of December 31, 2017 and 2016 was 6,259 and 6,155, respectively.

Other Information

Our internet website is www.hexcel.com. We make available, free of charge through our website, our Form 10-Ks, 10-Qs and 8-Ks, and any amendments to these forms, as soon as reasonably practicable after filing with the Securities and Exchange Commission.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate”, “believe”, “could”,  “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should”, “would”, “will” and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain and are subject to changing assumptions.

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations of growth in revenues for space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding growth in sales for wind energy, recreation, automotive and other industrial applications; (g) expectations regarding working capital trends and expenditures; (h) expectations  as to the level of capital expenditures and when we will complete the construction of capacity expansions and qualification of new products; (i) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations; (k) our projections regarding the realizability of net operating loss and tax credit carryforwards; and (l) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2019 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas; changes in sales mix; changes in current pricing and cost levels; changes in the aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; availability and cost of raw materials; supply chain disruptions; inability to install, staff and qualify necessary capacity or achievement of planned manufacturing improvements; cybersecurity breaches or intrusions; currency exchange rates and fluctuations; changes in political, social and economic conditions, including but not limited to, the effect of change in U.S. trade policies and the exit of the U.K. from the European Union; work stoppages or other labor disruptions; and unexpected outcome of legal matters or impact of changes in laws or regulations.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports we file with the Securities and Exchange Commission. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of this report. We do not undertake any obligation to update our forward-looking statements or risk factors to reflect future events or circumstances, except as otherwise required by law.

ITEM 1A. Risk Factors

You should consider carefully the following risk factors and all other information contained in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business financial condition results of operations and cash flows.

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

At December 31, 2018, Airbus and Boeing had a combined backlog of 13,528 aircraft or over eight years of production at 2018 delivery rates. To the extent any significant deferrals, cancellations or reduction in demand results in decreased aircraft build rates, it would reduce net sales for our Commercial Aerospace products and as a result reduce our operating income. Approximately 70% of our net sales for 2018 were derived from sales to the Commercial Aerospace industry, which includes 87% from Airbus and Boeing aircraft and 13% from regional and business aircraft. Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including delays in the startup or ramp-up of new programs, changes in the propensity for the general public to travel by air (including as a result of terrorist events and any subsequent military response), a significant change in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases, inventory corrections or disruptions throughout the supply chain and slower macroeconomic growth.

Our content on the A350 is approximately $4.8 million per plane and it is our largest program and we expect significant sales from this program as Airbus reaches its projected buildrates of 10 per month. Both Airbus and Boeing have experienced various delays in the start and ramp up of several aircraft programs, including the A380, B787, B747-8, A400M, and A350. In the past, these have delayed our expected growth or our effective utilization of capacity installed for such growth. Future delays in these or other major new customer programs could similarly impact our results.

In addition, our customers continue to emphasize the need for cost reduction or other improvements in contract terms throughout the supply chain. In response to these pressures, we may be required to accept increased risk or face the prospects of margin compression on some products in the future. Where possible, we seek to offset or mitigate the impact of such pressures through productivity and performance improvements, index clauses, hedging and other actions.

A significant decline in business with Airbus, Boeing, Vestas, or other large customers could materially impact our business, operating results, prospects and financial condition.

We have concentrated customers in the Commercial Aerospace and wind energy markets. In the Commercial Aerospace market, approximately 87%, and in the Space & Defense market, approximately 28%, of our 2018 net sales were made to Airbus and Boeing and their related subcontractors. For the years ended December 31, 2018 and December 31, 2017, approximately 41% and 44% of our total consolidated net sales, respectively, were to Airbus, and its related subcontractors and approximately 25% for both years of our total consolidated net sales were to Boeing and its related subcontractors. In the wind energy market, our primary customer is Vestas. Significant changes in the demand for our customers’ end products, program delays, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. The loss of, or significant reduction in, purchases by Airbus, Boeing or Vestas or any of our other large customers could materially impair our business, operating results, prospects and financial condition. The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, disruptions in deliveries, business disruptions, strikes and other factors.

A decrease in supply, interruptions at key facilities or an increase in cost of raw materials could result in a material decline in our profitability.

Our profitability depends largely on the price and continuity of supply of raw materials, which may be supplied through a sole source or a limited number of sources. We purchase large volumes of raw materials, such as epoxy and phenolic resins, acrylonitrile, carbon fiber, fiberglass yarn, aluminum foil and aramid paper. Any restrictions on the supply, or an increase in the cost, of our raw materials could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of these raw materials by long-term purchase agreements, productivity improvements, hedging or by passing cost increases to our customers may not be successful.

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

Space and defense production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow and the increased demand for composite-intensive programs may not continue. In addition, the production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 17% of our net sales in 2018 were to the Space & Defense market of which about 86% were related to military programs in the United States and other countries.

If we are unable to develop new products on a timely basis, it could adversely affect our business and prospects.

We believe that our future success depends, in part, on our ability to develop, on a timely basis, technologically advanced products that meet or exceed appropriate industry standards. Although we believe we have certain technological and other advantages over our competitors, maintaining such advantages will require us to continue investing in research and development and sales and marketing. There can be no assurance that we will be able to make the technological advances necessary to maintain such competitive advantages or that we can recover major research and development expenses.

We have substantial international operations subject to uncertainties which could affect our operating results.

We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. In 2018, 52% of our production and 58% of our customer sales occurred outside of the United States. Additionally, we have invested significant resources in our international operations and we intend to continue to make such investments in the future. Our international operations are subject to numerous risks, including: (a) general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy; (b) the difficulty of enforcing agreements and collecting receivables through some foreign legal systems; (c) foreign customers may have longer payment cycles than customers in the U.S.; (d) cost of compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology; (e) tax rates may vary and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions; (f) governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including, but not limited to, the exit of the U.K. from the European Union; and (g) the potential difficulty in enforcing our intellectual property rights in some foreign countries, and the potential for the intellectual property rights of others to affect our ability to sell product in certain markets. Any one of these could adversely affect our financial condition and results of operations. With respect to tariffs, the current policy of the U.S. Federal Government could potentially increase the costs of our materials, make our products sold from the U.S. more expensive to our non-U.S. customers, and increase our cost of production. In addition, we have production facilities within the United Kingdom that supply customers in the European Union and customers within the United Kingdom that are supplied by production facilities in the European Union, and any future tariffs or other disruptions to these trade flows related to the exit of the U.K. from the European Union could negatively impact our business.

Fluctuations in currency exchange rates may influence the profitability and cash flows of our business. For example, our European operations sell a majority of the products they produce in U.S. dollars, yet the labor, overhead costs and portions of material costs incurred in the manufacture of those products are primarily denominated in Euros, British pound sterling or U.S. dollars. As a result, the local currency margins of goods manufactured with costs denominated in local currency, yet sold in U.S. dollars, will vary with fluctuations in currency exchange rates, reducing when the U.S. dollar weakens against the Euro and British pound sterling. In addition, the reported U.S. dollar value of the local currency financial statements of our foreign subsidiaries will vary with fluctuations in currency exchange rates. While we enter into currency hedge agreements from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures, and our earnings are impacted by changes in currency exchange rates.

We currently do not have political risk insurance in the countries in which we conduct business. While we carefully consider these risks when evaluating our international operations, we cannot provide assurance that we will not be materially adversely affected as a result of such risks.

Our business and operations may be adversely affected by cybersecurity breaches or other information technology system or network intrusions.

We depend heavily on information technology and computerized systems to communicate and operate effectively. We store sensitive data including proprietary business information, intellectual property and confidential employee or other personal data on our servers and databases. Attempts by others to gain unauthorized access to our information technology system have become more sophisticated. These attempts, which might be related to industrial or foreign government espionage, activism or other motivations, include covertly introducing malware to our computers and networks, performing reconnaissance, impersonating authorized users, stealing, corrupting or restricting our access to data, among other activities. We continue to update our infrastructure, security tools, employee training and processes to protect against security incidents, including both external and internal threats and to prevent their recurrence. While company personnel have been tasked to detect and investigate such incidents, cybersecurity attacks could still occur and may lead to potential data corruption and exposure of proprietary and confidential information. The unauthorized use of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. Any intrusion may also cause operational stoppages, fines, penalties, litigation of governmental investigations and proceedings, diminished competitive advantages through reputational damages and increased operational costs. Additionally, we may incur additional costs to comply with our customers’, including the U.S. Government’s increased cybersecurity protections and standards.

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

We have been named as a “potentially responsible party” under Superfund or similar state laws at sites requiring clean up. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances liability may be joint and several, resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. We have incurred and likely will continue to incur expenses to investigate and clean up certain of our existing and former facilities, for which we believe we have adequate reserves. The ongoing operation of our manufacturing plants also entails environmental risks, and we may incur material costs or liabilities in the future which could adversely affect us. Although most of our properties have been the subject of environmental site assessments, there can be no assurance that all potential instances of soil and groundwater contamination have been identified, even at those sites where assessments have been conducted. Accordingly, we may discover previously unknown environmental conditions and the cost of remediating such conditions may be material. See “Legal Proceedings” below and Note 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In addition, we may be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response. In particular, climate change is receiving increased attention worldwide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress has considered climate change-related legislation and may review the issue in the near future. Specific policy measures could include cap and trade provisions or a carbon tax. The European Union has instituted the Greenhouse Gas Emission Trading System (EU-ETS). Our manufacturing plants use energy, including electricity and natural gas, and some of our plants emit amounts of greenhouse gas that may in the future be affected by these legislative and regulatory efforts. Potential consequences could include increased energy, transportation and raw material costs and may require the Company to make additional investments in its facilities and equipment or limit our ability to grow.

Acquisitions, divestitures, mergers, business combinations or joint ventures may entail certain operational and financial risks.

Over the past several years we have completed several strategic acquisitions of complementary manufacturing companies, as well as strategic investments in companies. We expect to continue to explore complementary acquisitions, investments and joint ventures and may also pursue divestures of business lines that do not fit with our core strategy. We may also engage in further vertical integration. We may face competition for attractive targets and may not be able to source appropriate acquisition targets at prices acceptable to us, if at all. In addition, these types of transactions may require significant liquidity, which may not be available on terms favorable to us, or at all.

There can be no assurance that we will realize the intended benefits from any such transactions. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Even if successfully integrated the acquired business may not achieve the results we expect or produce expected benefits in the time frame planned.

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

The following table lists our manufacturing facilities by geographic location, related segment, and principal products manufactured. This table does not include manufacturing facilities owned by any of our joint ventures.

Manufacturing Facilities

Facility Location	Segment	Principal Products
United States:
Burlington, Washington	Engineered Products	Engineered Honeycomb Parts
Casa Grande, Arizona	Composite Materials	Honeycomb and Honeycomb Parts
Decatur, Alabama	Composite Materials	PAN Precursor (used to produce Carbon Fibers)
Kent, Washington	Engineered Products	Composite structures
Pottsville, Pennsylvania	Engineered Products	Engineered Honeycomb Parts
Salt Lake City, Utah	Composite Materials	Carbon Fibers; Prepregs
Seguin, Texas	Composite Materials	Industrial Fabrics; Specialty Reinforcements
South Windsor, Connecticut	Engineered Products	3D printed parts
Windsor, Colorado	Composite Materials	Prepregs
International:
Casablanca, Morocco	Engineered Products	Engineered Honeycomb Parts
Dagneux, France	Composite Materials	Prepregs
Duxford, England	Composite Materials	Prepregs; Adhesives; Honeycomb and Honeycomb Parts
Illescas, Spain	Composite Materials	Carbon Fibers
Leicester, England	Composite Materials	Lightweight Multiaxials Fabrics
Les Avenières, France	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Nantes, France	Composite Materials	Prepregs
Neumarkt, Austria	Composite Materials	Prepregs
Parla, Spain	Composite Materials	Prepregs
Roussillon, France	Composite Materials	PAN Precursor and Carbon Fibers
Stade, Germany	Composite Materials	Prepregs
Tianjin, China	Composite Materials	Prepregs
Vert-le-Petit, France	Composite Materials	Pultruded profiles; Prepregs and Adhesives
Welkenraedt, Belgium	Engineered Products	Engineered Honeycomb Parts

We lease the land and buildings in Nantes, France and South Windsor, Connecticut and the land on which the Tianjin, China; Burlington, Washington and Roussillon, France facilities are located. We also lease portions of the facilities located in Casa Grande, Arizona; Pottsville, Pennsylvania; Parla, Spain and Leicester, England. We own all other remaining facilities. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 6 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, employment and health and safety matters. While it is impossible to predict the ultimate resolution of litigation, investigations and claims asserted against us, we believe, based upon our examination of currently available information, our experience to date, and advice from legal counsel, that, after taking into account our existing insurance coverage and amounts already provided for, the currently pending legal proceedings against us will not have a material adverse impact on our consolidated results of operations, financial position or cash flows.

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

Lower Passaic River Study

Hexcel together with approximately 48 other PRPs that comprise the Lower Passaic Cooperating Parties Group (the “CPG”) are subject to a May 2007 Administrative Order on Consent (“AOC”) with the EPA requiring the CPG to perform a Remedial Investigation/Feasibility Study of environmental conditions of a 17-mile stretch of the Passaic River in New Jersey (the “Lower Passaic River”).  We were included in the CPG based on our operations at our former manufacturing site in Lodi, New Jersey.

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the Lower Passaic River at an expected cost ranging from $0.97 billion to $2.07 billion. This estimate does not include any costs related to a future remedy for the upper nine miles of the Lower Passaic River. In August 2017, the EPA appointed an independent third party allocation expert to make recommendations on the relative liability of approximately 120 identified non-governmental PRP’s, which is not expected to be completed until 2020.

In October 2016, pursuant to a settlement agreement with the EPA, Occidental Chemical Corporation (“OCC”), one of the PRPs, commenced performance of the remedial design required by the ROD, reserving its right of cost contribution from all other PRPs. In June 2018, OCC filed suit against approximately 120 parties, including Hexcel, in the U.S. District Court for the District of New Jersey seeking cost recovery and contribution under CERCLA related to the Lower Passaic River. We do not know whether this new litigation will impact the EPA’s allocation process or the ultimate outcome of the matter.

The total accrued liability related to this matter was $2.1 million at December 31, 2018 and $2.0 million at December 31, 2017. Given the uncertainty associated with many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

Omega Chemical Corporation Superfund

We are a PRP at a former Omega Chemical Corporation (“Omega”) chemical waste site in Whittier, California. The PRPs at Omega have established The Omega Chemical Site PRP Organized Group (the “OPOG”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. OPOG has attributed approximately either 1.2 % or 2.1% of the waste tonnage sent to the site to Hexcel, based on different sections within the Omega site.  In addition, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a ROD finding that the OPOG will be required to remediate the regional groundwater contamination in that vicinity as well.  As a member of OPOG, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, though our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.3 million at December 31, 2018 and $0.6 million at December 31, 2017.

ITEM 4. Mine Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hexcel common stock is traded on the New York Stock Exchange under the symbol HXL.

On January 23, 2019, the Board of Directors declared a $0.15 quarterly dividend.  The dividend will be payable to stockholders of record as of February 5, 2019, with a payment date of February 12, 2019. In 2018, the Company announced a program to repurchase common stock of $500 million. During 2018, 2017 and 2016 the Company repurchased a total of $358 million, $150 million and $111 million of shares, respectively. There was $385 million remaining under the authorized 2018 share repurchase program at December 31, 2018.

On January 31, 2019, there were 536 holders of record of our common stock.

The following chart provides information regarding repurchases of Hexcel common stock:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2018	195,000		$58.12	195,000	$448,351,438
November 1 — November 30, 2018	368,000		$59.15	368,000	$426,584,180
December 1 — December 31, 2018	722,275		$57.88	722,275	$384,775,711
Total	1,285,275	(1)	$58.28	1,285,275	$384,775,711

(1)	On May 7, 2018, we announced that our Board authorized us to repurchase an additional $500 million of our outstanding common stock, of which $384.8 million was still available at December 31, 2018.

ITEM 6. Selected Financial Data

The information required by Item 6 is contained on page 27 of this Annual Report on Form 10-K under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 28 to 35 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 38 to 40 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 45 to 79 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Reports of Independent Registered Public Accounting Firms are contained on page 43 to 44 of this Annual Report on Form 10-K under the caption “Reports of Independent Registered Public Accounting Firms” and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2018 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2018. Such information is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by Item 11 will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2018. Such information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2018. Such information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2018. Such information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by Item 14 will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2018. Such information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for each of the three years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2018, 2017 and 2016

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedule for the three years ended December 31, 2018, 2017 and 2016:

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

4.4

Second Supplemental Indenture, dated as of February 16, 2017, between Hexcel Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 16, 2017).

4.5	Form of Note for 4.700% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated August 3, 2015).

4.6	Form of Note for 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 16, 2017).

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

10.5*	Form of Employee Option Agreement (2014 - 2017) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.6*	Form of Employee Option Agreement (2012 and 2013) (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.7*	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 27, 2014).

10.8*	Form of Performance Based Award Agreement (2017-2018) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 30, 2017).

10.9*	Form of Performance Based Award Agreement (2015 and 2016) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2015).

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

10.14*

Form of Executive Severance Agreement entered into between Hexcel Corporation and each of Patrick Winterlich and Gail Lehman, dated October 2, 2017 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current report on Form 8-K dated October 6, 2017).

10.15*

Form of Executive Severance Agreement entered into between Hexcel Corporation and each of Michael Canario, Timothy Swords and Brett Schneider dated October 2, 2017 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current report on Form 8-K dated October 6, 2017).

10.16*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.17*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 7, 2008).

10.18*

Amendment to the Offer of Employment Letter between Hexcel Corporation and Nick L. Stanage, dated July 22, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.19*

Amendment to the Officer Severance Agreement between Hexcel Corporation and Patrick Winterlich, dated October 2, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.20*

Amendment to the Officer Severance Agreement between Hexcel Corporation and Gail E. Lehman, dated October 2, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.21*

Amendment to the Amended and Restated Executive Severance Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2008 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.22*	Director Compensation Program, as adopted on May 4, 2017 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.23*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).
10.24*	Hexcel Corporation 2016 Employee Stock Purchase Plan (incorporated herein by reference to Annex B to the Company’s Proxy Statement dated March 17, 2016).

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (iii), Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) related notes.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hexcel Corporation

February 6, 2019	/s/ NICK L. STANAGE
(Date)	Nick L. Stanage
Chairman of the Board of Directors, Chief Executive Officer and President

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Nick L. Stanage, Patrick Winterlich and Gail Lehman, individually, his attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ NICK L. STANAGE	Chairman of the Board of Directors,	February 6, 2019
(Nick L. Stanage)	Chief Executive Officer and President
(Principal Executive Officer)

/s/ PATRICK WINTERLICH	Executive Vice President and	February 6, 2019
(Patrick Winterlich)	Chief Financial Officer
(Principal Financial Officer)

/s/ KIMBERLY HENDRICKS	Senior Vice President, Corporate Controller and	February 6, 2019
(Kimberly Hendricks)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ JOEL S. BECKMAN	Director	February 6, 2019
(Joel S. Beckman)

/s/ LYNN BRUBAKER	Director	February 6, 2019
(Lynn Brubaker)

/s/ JEFFREY C. CAMPBELL	Director	February 6, 2019
(Jeffrey C. Campbell)

/s/ CYNTHIA M. EGNOTOVICH	Director	February 6, 2019
(Cynthia M. Egnotovich)

/s/ THOMAS A. GENDRON	Director	February 6, 2019
(Thomas A. Gendron)

/s/ JEFFREY A. GRAVES	Director	February 6, 2019
(Jeffrey A. Graves)

/s/ GUY A. HACHEY	Director	February 6, 2019
(Guy A. Hachey)

/s/ DAVID L. PUGH	Director	February 6, 2019
(David L. Pugh)
/s/ CATHERINE A. SUEVER	Director	February 6, 2019
(Catherine A Suever)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2018	2017	2016	2015	2014
Results of Operations:
Net sales	$2,189.1	$1,973.3	$2,004.3	$1,861.2	$1,855.5
Cost of sales	1,608.3	1,421.5	1,439.7	1,328.4	1,346.7
Gross margin	580.8	551.8	564.6	532.8	508.8
Selling, general and administrative expenses	146.0	151.8	157.6	156.1	149.1
Research and technology expenses	55.9	49.4	46.9	44.3	47.9
Other expense (income), net	7.7	—	—	—	6.0
Operating income	371.2	350.6	360.1	332.4	305.8
Interest expense, net	37.7	27.4	22.1	14.2	8.0
Non-operating expense, net	—	—	0.4	—	0.5
Income before income taxes and equity in earnings	333.5	323.2	337.6	318.2	297.3
Provision for income taxes	62.5	42.5	90.3	83.0	89.3
Income before equity in earnings	271.0	280.7	247.3	235.2	208.0
Equity in earnings from affiliated companies	5.6	3.3	2.5	2.0	1.4
Net income	$276.6	$284.0	$249.8	$237.2	$209.4
Basic net income per common share	$3.15	$3.13	$2.69	$2.48	$2.16
Diluted net income per common share	$3.11	$3.09	$2.65	$2.44	$2.12
Weighted-average shares outstanding:
Basic	87.9	90.6	92.8	95.8	96.8
Diluted	89.0	91.9	94.2	97.2	98.7
Financial Position:
Total assets	$2,824.1	$2,780.9	$2,400.6	$2,187.4	$2,036.4
Working capital	$349.1	$394.6	$335.1	$341.2	$371.1
Long-term notes payable and capital lease obligations	$947.4	$805.6	$684.4	$576.5	$415.0
Dividends per share of common stock	$0.55	$0.47	$0.44	$0.40	$—
Stockholders’ equity	$1,322.0	$1,495.1	$1,244.9	$1,179.6	$1,149.9
Other Data:
Depreciation and amortization	$123.1	$104.5	$93.3	$76.4	$71.2
Accrual basis capital expenditures	$179.1	$284.4	$320.2	$289.0	$270.2
Shares outstanding at year-end, less treasury stock	84.8	89.6	91.4	93.5	95.5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
Net sales	$2,189.1	$1,973.3	$2,004.3
Gross margin %	26.5%	28.0%	28.2%
Other operating expense (income)	$7.7	$—	$—
Operating income	$371.2	$350.6	$360.1
Operating income %	17.0%	17.8%	18.0%
Interest expense, net	$37.7	$27.4	$22.1
Non-operating expense	$—	$—	$0.4
Provision for income taxes	$62.5	$42.5	$90.3
Equity in earnings from investments in affiliated companies	$5.6	$3.3	$2.5
Net income	$276.6	$284.0	$249.8
Diluted net income per common share	$3.11	$3.09	$2.65

Reconciliations to adjusted operating income, adjusted net income, adjusted diluted net income per share and free cash flow are provided below:

	Year Ended December 31,
(In millions)	2018	2017	2016
GAAP operating income	$371.2	$350.6	$360.1
Other operating expense (2)	7.7	—	—
Adjusted operating income (Non-GAAP)	$378.9	$350.6	$360.1

	Year Ended December 31,
	2018			2017			2016
(In millions, except per diluted share data)	Net Income	EPS	Tax Rate %	Net Income	EPS	Tax Rate %	Net Income	EPS	Tax Rate %
GAAP net income	$276.6	$3.11	18.8	$284.0	$3.09	13.2	$249.8	$2.65	26.8
Non-operating expense, net of tax (1)	—	—	—	—	—	—	0.3	—	—
Restructuring expense (2)	5.4	0.06	—	—	—	—	—	—	—
Discrete tax benefits (3)	(4.7)	(0.05)	1.4	(15.6)	(0.17)	4.8	(6.6)	$(0.07)	1.8
New Tax Law (4)	(6.2)	(0.07)	1.8	(22.1)	(0.24)	6.8	—	—	—
Adjusted net income (Non-GAAP)	$271.1	$3.05	22.0	$246.3	$2.68	24.8	$243.5	$2.58	28.6

	Year Ended December 31,
(In millions)	2018	2017	2016
Net cash provided by operating activities	$421.4	$428.7	$401.4
Less: Capital expenditures	(184.1)	(278.1)	(327.9)
Free cash flow (Non-GAAP)	$237.3	$150.6	$73.5

(1)

Non-operating expense, net of tax, in 2016 was primarily for the accelerated amortization of deferred financing costs related to repaying the term loan and refinancing our revolving credit facility in June 2016.

(2)	Other operating expense in 2018 was a restructuring charge at one of our European facilities.
(3)

The year ended December 31, 2018, 2017 and 2016 included benefits of $4.7 million, $15.6 million and $6.6 million, respectively, primarily related to the release of reserves for uncertain tax positions and releases of valuation allowances in foreign jurisdictions.

(4)	The years ended December 31, 2018 and 2017, included benefits of a $6.2 million tax accounting method change and $22.1 million related to the U.S. Tax Cuts and Jobs Act, respectively.

The Company uses non-GAAP financial measures, including sales and expenses measured in constant dollars (prior year sales and expenses measured at current year exchange rates); operating income, net income and earnings per share adjusted for items included in operating expense and non-operating expenses; the effective tax rate adjusted for certain out of period items; and free cash flow.

Management believes these non-GAAP measures are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods. These adjustments represent significant charges or credits that are important to an understanding of Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not determined in accordance with generally accepted accounting principles and should not be viewed as an alternative to GAAP measures of performance.

Business Trends

The Company had total sales in 2018 of $2.2 billion, a 10.9% increase as compared to 2017. Foreign exchange rates did not have a significant impact on sales in 2018 compared to 2017.  We had sales increases across all of our markets as Commercial Aerospace sales increased 8.2%, Space & Defense sales 7.6% and our Industrial sales 33.8% from 2017. The Commercial Aerospace market represents 70% of our sales, followed by Space & Defense at 17% and Industrial at 13%.

•

In 2018, our Commercial Aerospace sales increased by 8.2%. Sales to Airbus and Boeing and their subcontractors, which comprised 87% of our Commercial Aerospace sales, increased about 5.9% as growth of the A350, B787 and the new narrow bodies offset declines in legacy programs.  Sales for the Airbus and Boeing legacy aircraft declined about 38% driven by declines in legacy narrowbody production. Almost all of our Commercial Aerospace sales are for new aircraft production as we have only nominal aftermarket sales.

•

Airbus and Boeing combined deliveries in 2018 were a record 1,606 aircraft, compared to the previous record of 1,493 aircraft in 2017. The demand for new commercial aircraft is principally driven by two factors. The first is airline passenger traffic (measured by revenue passenger miles) and the second is the replacement rate for existing aircraft. The International Air Transport Association (IATA) estimates 2018 (as of November 2018) revenue passenger miles were 6.2% higher than 2017. Combined orders for Airbus and Boeing in 2018 were 1,640 planes, compared to 2,021 orders for 2017. Backlog at the end of 2018 increased to a record 13,528 planes, or eight years of backlog at the 2018 delivery pace.

•

Overall the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.  Hexcel has been awarded a contract to supply carbon fiber composite materials for the major primary structures for the A350 and has total content of about $4.8 million per plane. The A350 has about 53% composite content by weight. As of December 31, 2018, Airbus has 659 orders in backlog for the A350, which had its first customer delivery in December 2014. The B787 has more than 50% composite content by weight, including composite wings and fuselage, compared to the 11% composite content used in the construction of its B777 aircraft and 6% for the B767 the aircraft it is primarily replacing. The B787 entered into service in 2011 and Hexcel averages about $1.4 million of content per plane. As of December 31, 2018, Boeing had a backlog of 622 orders for its B787 aircraft. Both Airbus and Boeing have introduced new versions of their narrowbody planes that have new engines. Airbus’s A320neo had its first customer delivery in January 2016, with 386 planes delivered in 2018 and 5,891 orders in backlog at December 31, 2018. Hexcel’s content on the A320neo is approximately 50% higher than the prior derivative of the A320. Boeing’s B737 MAX entered service in 2017 with 330 planes delivered and 4,675 planes in backlog at December 31, 2018. Hexcel’s content on the B737 MAX is approximately 33% higher than the B737.  In November 2018, Airbus announced the first delivery of the A330neo, which have new engines. Airbus delivered three A330neo’s in 2018 and at December 31, 2018 had a backlog of 235 planes. Boeing announced the B777X, a new version of the B777 with composite wings and new engines.  Our sales on these new programs represent an increasing percentage of our Commercial Aerospace sales.

•

Other commercial aerospace includes regional business and other commercial aircraft sales, which account for 13% of Commercial Aerospace sales, increased approximately 27% compared to 2017, driven by higher business jet sales.

•

Our Space & Defense sales were up about 7.6% from 2017.  The increase was driven largely by strong sales across a broad range of rotocraft programs as well as the F-35 Joint Strike Fighter.  Rotorcraft accounted for about 50% of our Space & Defense sales, with more than 86% coming from military programs. New or retrofit rotorcraft programs have an increased reliance on composite materials. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing. We are on a wide range of helicopter, military aircraft and space programs, including the F-35 (joint strike fighter or JSF), V-22 (Osprey) tilt rotor aircraft, Black Hawk and the A400M military transport. No one program accounts for more than 12% of our revenues in this market.

•

Our Industrial sales increased 33.8% from 2017. Industrial sales include wind energy, recreation, transportation and general industrial applications. Wind energy is the largest submarket making up more than 50% of the Industrial market.  More than 70% of our Industrial sales are outside of the U.S.  The wind energy submarket sales increased 73% compared to 2017 as various legacy blades with lower composite content transition to longer, higher efficiency blades with higher composite content.

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

Net Sales: Consolidated net sales of $2,189.1 million for 2018 were $215.8 million, or 10.9%, higher than the $1,973.3 million of net sales for 2017. The sales increase in 2018 was the result of the ramp up of the new narrowbody programs as well as growth in A350 and B787 sales. Consolidated net sales in 2017 decreased 1.5% from the $2,004.3 million of sales in 2016. The sales decline in 2017 reflects reductions in some legacy wide body aircraft sales partially offset by A350 sales and sales related to the ramp up of the new narrowbody programs. Had the same U.S. dollar, British pound sterling and Euro exchange rates applied in 2017 as in 2018 (“constant currency”), consolidated net sales for 2018 would have been 10.3% higher than 2017. In constant currency, consolidated net sales for 2017 would have been 1.6%, lower than 2016 net sales.

Composite Materials: Net sales of $1,770.5 million for 2018 increased 10.8% from 2017 driven by strong growth across all markets. Industrial sales increased 34.0% over 2017 as wind energy blades transitioned to higher composite content. The 10.9% growth in Space & Defense sales was driven largely by strong sales for the F-35 Joint Strike Fighter (“JSF”). Net sales of $1,597.1 million for 2017 decreased $12.9 million from 2016 driven by a decline in Industrial sales partially offset by a 7.8% increase in Space & Defense sales. The decline in Industrial sales was the result of 2017 being a transition year for wind energy blades, as discussed previously. The growth in Space & Defense sales was driven largely by strong sales for the F-35 JSF, V-22 Osprey and Black Hawk helicopter programs.

Engineered Products: Net sales of $418.6 million for 2018 increased $42.4 million from 2017, driven by growth in the A320neo and 737MAX in the Commercial Aerospace market. Net sales of $376.2 million for 2017 decreased $18.1 million from 2016. The decrease in 2017 was largely related to the decline in legacy widebody sales. There are not significant sales to the Industrial market from this segment.

The following table summarizes net sales to third-party customers by segment and end market in 2018, 2017 and 2016:

(In millions)	Commercial Aerospace	Space & Defense	Industrial	Total
2018 Net Sales
Composite Materials	$1,183.0	$293.3	$294.2	$1,770.5
Engineered Products	342.0	76.6	—	418.6
Total	$1,525.0	$369.9	$294.2	$2,189.1
	70%	17%	13%	100%
2017 Net Sales
Composite Materials	$1,101.1	$276.5	$219.5	$1,597.1
Engineered Products	308.7	67.2	0.3	376.2
Total	$1,409.8	$343.7	$219.8	$1,973.3
	72%	17%	11%	100%
2016 Net Sales
Composite Materials	$1,100.5	$256.4	$253.1	$1,610.0
Engineered Products	328.8	65.3	0.2	394.3
Total	$1,429.3	$321.7	$253.3	$2,004.3
	71%	16%	13%	100%

Commercial Aerospace: Net sales to the Commercial Aerospace market increased $115.2 million or 8.2% to $1,525.0 million for 2018 as compared to net sales of $1,409.8 million for 2017; 2017 net sales decreased by $19.5 million as compared to net sales of $1,429.3 million for 2016.

In 2018, sales for Airbus and Boeing aircraft increased about 5.9% as growth of the A350, B787 and the new narrowbodies offset declines in legacy programs. Sales for Airbus and legacy Boeing programs, in 2017, declined almost 20% driven by certain widebody programs, which were partially offset by an increase in narrow body programs. Sales for the regional and business aircraft market increased 27% as compared to 2017, driven by higher business jet sales.

Space & Defense: Net sales of $369.9 million in 2018 were $26.2 million higher than 2017; net sales of $343.7 million in 2017 were $22.0 million higher than 2016. The increase in 2018 was driven largely by strong sales across a broad range of rotocraft programs as well as the F-35 JSF. The increase in 2017 was driven largely by strong sales for the F-35 JSF, V-22 Osprey and Black Hawk helicopter programs. In 2018, rotorcraft accounted for just above 50% of Space & Defense sales, with about 86% coming from military sales. Hexcel participates in a wide range of programs, in the U.S., Europe and Asia, including rotorcraft, transport, fixed wing and satellite programs.

Industrial: Net sales of $294.2 million for 2018 increased by $74.4 million from 2017, net sales of $219.8 million for 2017 decreased by $33.5 million, or 13.2% from 2016. The wind energy submarket sales increased 73% compared to 2017 as various legacy blades with lower composite content transition to longer, high efficiency blades with higher composite content.  The rest of the Industrial sales were up about 3%.  The wind energy submarket sales in 2017 were down about 30% compared to 2016 reflecting a challenging year as wind energy blades transition to a higher composite content blade in 2018. The rest of Industrial sales were up about 10% in constant currency, driven by growth in other industrial and automotive submarkets.

Gross Margin: Gross margin for 2018 was $580.8 million or 26.5% of net sales as compared to $551.8 million or 28.0% of net sales in 2017. Execution of our key business initiative of Operational Excellence partially mitigated headwinds, including higher acrylonitrile costs, wind energy resin prices and tariffs. The Company also incurred start-up costs for a new polyacrylonitrile (PAN) and carbon fiber facility in France, which now has aerospace qualification and is providing additional capacity beginning in early 2019. Depreciation expense for the year increased $18.6 million over 2017, reflecting continued capital investment for future expected growth. Exchange rates had a nominal impact on gross margin percentages in 2018 and 2016 and about a 30 basis point favorable impact on 2017 gross margin. The 2017 gross margin reflected strong operating performance across the Company while offsetting about $10 million in costs related to the startup and training for the greenfield sites in France and Morocco. Gross margin for 2016 was $564.6 million, or 28.2% of net sales.

Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses were $146.0 million or 6.7% of net sales for 2018; $151.8 million or 7.7% of net sales for 2017 and $157.6 million or 7.9% of net sales for 2016. The decline across all three years was the result of maintaining tight control of discretionary spend.

Research and Technology (“R&T”) Expenses: R&T expenses for 2018 were $55.9 million or 2.6% of net sales; for 2017 were $49.4 million or 2.5% of net sales and in 2016 were $46.9 million or 2.3% of net sales. On a constant currency basis, the expenses in 2018 and 2017 increased more than 11% and 6% over the prior year periods. We continued to invest in innovative composite products and solutions to support customers and next-generation applications.

Other operating expense (income): Restructuring expenses of $7.7 million were recorded in 2018 primarily for employee related costs from an action taken at one of our European facilities to improve operational efficiency and productivity.  During 2018, we also recorded $7.3 million related to an environmental insurance recovery which was offset by the write-down of our investment in Carbon Conversions, Inc. (“CCI”), as well as an additional reserve related to the Lower Passaic River environmental matter.

Operating Income: Operating income for 2018 was $371.2 million compared with operating income of $350.6 million for 2017, and $360.1 million for 2016. Operating income as a percent of sales was 17.0%, 17.8% and 18.0% in 2018, 2017 and 2016, respectively.

One of the Company’s performance measures is operating income adjusted for other (income) expense, which is a non-GAAP measure. Adjusted operating income for the year ended December 31, 2018 was $378.9 million, or 17.3% of net sales. A reconciliation from operating income to adjusted operating income is provided on page 26.

Almost all of the Company’s sales and costs are either in U.S. dollars, Euros or British Pound sterling, with less than 20% of our sales in Euros or British Pound sterling. In addition, much of our European Commercial Aerospace business has sales denominated in dollars and costs denominated in all three currencies. The net impact is that as the dollar strengthens against the Euro and the British Pound sterling, sales will decrease while operating income will increase. We have an active hedging program to minimize the impact on operating income, but our operating income as a percentage of net sales is affected. Foreign exchange did not have a significant impact in 2018 and had approximately a 40 basis point favorable impact on both 2017 and 2016 operating margins.

Operating income for the Composite Materials segment increased $14.4 million to $373.8 million from $359.4 million in 2017 driven by higher Commercial Aerospace and Industrial volume. Operating income for Composite Materials was $368.3 million in 2016. In 2017, strong operating performance was partially offset by about $10 million in costs related to the startup and training for the greenfield sites in France and Morocco. The overall decline in 2017 operating income was primarily related to lower volume as certain legacy wide body production declined. Operating income for the Engineered Products segment in 2018 increased by $1.9 million to $50.6 million compared with 2017 on higher Commercial Aerospace volumes. Excluding a restructuring charge of $7.7 million, operating income for 2018 was $58.3 million or 13.9% of net sales. Operating income for the year ended December 31, 2017 for the Engineered Products segment decreased $1.3 million to $48.7 million from 2016. There is a learning curve in this segment for new programs as they either start-up or ramp-up, so margins in Engineered Products will be unfavorably impacted as we transition through programs and work our way up the learning curve in making new parts and structures.  Operating income margins for Engineered Products will be less than Composite Materials as it is not nearly as capital intensive. Accordingly, operating income margins in the 12% –14% range for Engineered Products are considered very good returns on invested capital.

We did not allocate corporate net operating expenses of $53.2 million, $57.5 million and $58.2 million to segments in 2018, 2017 and 2016, respectively.

Interest Expense: Interest expense was $37.7 million for 2018, $27.4 million for 2017 and $22.1 million for 2016. Higher debt levels in 2018 lead to higher interest expense as we completed $358 million of share repurchases and paid $48 million in dividends. Interest expense increased in both 2017 and 2016 due to a higher average interest rate on debt outstanding as a result of the Company issuing, in February 2017 and in August 2015, senior unsecured notes.  In addition, debt increased as we completed $150 million of share buybacks, invested $76 million in business acquisitions and paid a total of $43 million of dividends in 2017.

Non-operating Expense: As a result of the refinancing of the Senior Credit Facility in 2016, we accelerated the unamortized deferred financing costs related to the previous borrowings, incurring a cost of $0.4 million ($0.3 million after tax).

Provision for Income Taxes: Our 2018, 2017 and 2016 tax provision was $62.5 million, $42.5 million and $90.3 million for an effective tax rate of 18.8%, 13.2% and 26.8%, respectively. The 2018 and 2017 effective tax rates included a $6.2 million tax accounting method change benefit and a $22.1 million benefit, respectively, related to the U.S. Tax Cuts and Jobs Act enacted in 2017. The 2018 and 2017 effective tax rates also included $4.7 million and $15.6 million of benefits related to the release of valuation allowances in foreign jurisdictions and the release of reserves for uncertain tax positions. The 2016 effective tax rate also included benefits of $6.6 million related to the release of reserves for uncertain tax positions. Excluding the impact of these discrete items, the 2018, 2017 and 2016 effective tax rates were 22.0%, 24.8% and 28.6%, respectively. We believe the adjusted effective tax rate, which is a non-GAAP measure, is meaningful since it provides insight to the tax rate of ongoing operations.

Equity in Earnings from Affiliated Companies: Equity in earnings primarily represents our portion of the earnings from our joint venture in Malaysia.

Net Income: Net income was $276.6 million or $3.11 per diluted share for the year ended December 31, 2018 compared to net income of $284.0 million or $3.09 per diluted share for the year ended December 31, 2017 and $249.8 million, or $2.65 per diluted share for the year ended December 31, 2016. Net income and diluted earnings per share included benefits of $6.2 million or $0.07 per diluted share from a tax accounting method change and $22.1 million or $0.24 per diluted share in 2018 and 2017, respectively, both related to the new U.S. Tax law in 2017. The three years also benefited from the other discrete tax benefits of $4.7 million, $15.6 million and $6.6 million. Strong sales volume, particularly in the Commercial Aerospace market, coupled with good cost control led the growth in earnings in 2018 and 2016.  Good cost control led to the growth in earnings in 2017. Also see the table on page 27 for a reconciliation of GAAP net income from continuing operations to our adjusted “Non-GAAP” measure.

Significant Customers

Approximately 41%, 44% and 41% of our 2018, 2017 and 2016 net sales, respectively, were to Airbus and its subcontractors. Of the 41% of overall sales to Airbus and its subcontractors in 2018, 38% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications. Approximately 25% for each of our 2018 and 2017 and 28% of our 2016 net sales, respectively, were to Boeing and related subcontractors. Of the 25% of overall sales to Boeing and its subcontractors in 2018, 23% related to Commercial Aerospace market applications and 2% related to Space & Defense market applications.

Financial Condition

In 2018, we ended the year with total debt, net of cash, of $924.1 million and generated $421.4 million operating cash resulting in $237.3 million of free cash flow (cash provided by operating activities less cash paid for capital expenditures). For 2019, we expect our capital spending to be in the range of $170 million to $190 million as we expand capacity in line with our outlook, resulting in additional positive free cash flow. We expect our typical use of cash in the first half of 2019, which will be funded by our available borrowings under our Senior Unsecured Revolving Facility (the “Facility”).

We have a portfolio of derivatives related to currencies, interest rates and commodities. We monitor our counterparties and we only use those rated A- or better.

Liquidity

Our cash on hand at December 31, 2018 was $32.7 million and we had $498.0 million borrowings available under our Facility. Our total debt as of December 31, 2018 was $956.8 million, an increase of $146.9 million from the December 31, 2017 balance. The increase in debt primarily reflects $357.7 million of stock repurchases and $48.4 million of dividend payments partially offset by the free cash flow generated.

The level of available borrowing capacity fluctuates during the course of the year due to factors including capital expenditures, share repurchases and dividend payments, acquisitions, interest and variable compensation payments, changes to working capital, as well as timing of receipts and disbursements within the normal course of business.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95% and 6.7%, respectively. The effective interest rates on these two note issuances at December 31, 2018 were 4.1% and 4.8%. The net proceeds of these issuances were initially used to repay, in part, our Facility, as well as for general purposes including share repurchases.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures, acquisition costs, dividend payments and debt service requirements. We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and, if necessary, our Facility. As of December 31, 2018, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2021 when the Facility expires.

Credit Facilities: The Company has a $700 million Facility, which expires in June 2021. The interest rate for this Facility at year-end was LIBOR +1.25%. The interest rate ranges from LIBOR +0.875% to a maximum of LIBOR +1.875%, depending upon the Company’s leverage ratio. At December 31, 2018, total borrowings under the Facility were $202.0 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40 million.  Outstanding letters of credit reduce the amount available for borrowing under our Facility. As of December 31, 2018, we had no letters of credit outstanding under the Facility resulting in undrawn availability under the Facility as of December 31, 2018 of $498.0 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility. In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. As of December 31, 2018, we were in compliance with all debt covenants and expect to remain in compliance.

In 2016, we also entered into a €60 million ($67.4 million) term loan (“Euro loan”).  The loan has two tranches of which the first tranche for €25 million, has a rate of +1.2% Euribor and a final maturity date of June 30, 2023. The second tranche for €35 million has a rate of Euribor +1.25% and a final maturity date of June 30, 2024.  There is a zero percent floor on the Euribor. The loans are payable in annual installments, the first began on June 30, 2017 and the second tranche will begin on June 30, 2019. We had $60.5 million (€52.9 million) outstanding under this loan at December 31, 2018.

We have a $10.0 million borrowing facility for working capital needs in China with no outstanding balance at December 31, 2018. These funds can only be used locally and, accordingly, we do not include this facility in our borrowing capacity disclosures. The facility is guaranteed by Hexcel Corporation, but is uncommitted and can be cancelled at any time.

Operating Activities: We generated $421.4 million in cash from operating activities during 2018, a decrease of $7.3 million from 2017 primarily reflecting higher working capital usage as sales volumes increased. Cash generated from operating activities during 2017 was $428.7 million, an increase of $27.3 million from 2016, primarily reflecting improvement in accounts receivable through strong cash collections.

Investing Activities: Cash used for investing activities, primarily for capital expenditures, was $187.5 million in 2018 compared to $354.1 million in 2017 and $366.5 million in 2016. 2017 includes $76 million primarily for the acquisition of the Structil SA (“Structil”) and Oxford Performance Materials (“OPM”) aerospace and defense businesses, as discussed below. 2016 also includes $30 million of investments in affiliates and $8.6 million for the Formax (UK) Limited (“Formax”) acquisition as discussed below.

In 2017, we acquired Structil to enhance our technology portfolio with adhesive, prepreg and pultrusion technologies. We also acquired an additional interest in OPM, and purchased assets related to their Commercial Aerospace and Space & Defense applications business.

In 2016, we spent $30 million on investments including an interest in OPM. We issued an 8% convertible secured promissory note to Luminati Aerospace LLC (“Luminati”). Luminati is an aerospace technology company focusing on research, development, testing, and manufacturing of next generation solar-electric unmanned aerial vehicles or UAVs. The note matures in 2023 and the principal and interest are convertible into Luminati stock. The note will convert upon Luminati achieving certain milestones or at Hexcel’s discretion. We also made an initial investment in CCI.

In January 2016, the Company acquired the remaining 50% ownership of Formax. The Company previously acquired a 50% interest in the privately-owned company in December 2014. Located in Leicester, U.K., Formax is a leading manufacturer of composite reinforcements, specializing in the production of lightweight carbon multi-axials and highly engineered glass fiber and aramid fiber fabrics.

Financing Activities: Financing activities were a use of cash of $257.3 million in 2018 as compared to $58.3 million in 2017 and $46.8 million in 2016. In 2018, 2017 and 2016, we repurchased $357.7 million, $150.3 million and $111.1 million of common stock, respectively. In 2017, we issued $400 million of Unsecured Senior Notes of which $315 million was used to repay the Facility. In 2016, we had borrowings, net of repayments, from our Facility of $85 million. We also had $33 million and $26 million of borrowings net of repayments from our Euro loan in 2017 and 2016. We paid $48 million, $43 million and $40 million in dividends in 2018, 2017 and 2016, respectively.

In 2017, the Company issued $400 million aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. In 2015, the Company issued $300 million aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95% and 6.7%, respectively. The net proceeds were initially used to repay, in part, our Facility. The Company also repurchased stock as described below.

In May 2018, our Board authorized the repurchase of $500 million of the Company’s stock (“2018 Repurchase Plan”). In February 2017, our Board authorized the repurchase of a $300 million of the Company’s stock (“2017 Repurchase Plan”). During 2018, 2017 and 2016, the Company spent $357.7 million, $150.3 million and $111.1 million, respectively, to repurchase common stock. The 2018 repurchases included $242.2 million to complete the 2017 Repurchase Plan. At December 31, 2018, we have $384.8 million remaining under the 2018 Repurchase Plan.

Financial Obligations and Commitments: We had $9.4 million of current debt maturities as of December 31, 2018. The next significant scheduled debt maturity will not occur until 2021, the year the Facility matures. In addition, certain sales and administrative offices, data processing equipment and manufacturing equipment, land and facilities are leased under operating leases.

Total letters of credit issued and outstanding were $1.7 million as of December 31, 2018.

The following table summarizes the scheduled maturities as of December 31, 2018 of financial obligations and expiration dates of commitments for the years ended 2019 through 2023 and thereafter.

(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Senior unsecured credit facility due 2021	$—	$—	$202.0	$—	$—	$—	$202.0
4.7% senior notes due 2025	—	—	—	—	—	300.0	300.0
3.95% senior notes due 2027	—	—	—	—	—	400.0	400.0
Euro term loan	9.1	9.1	9.1	9.1	14.1	10.0	60.5
Capital lease and other	0.3	0.3	0.2	0.2	—	0.1	1.1
Subtotal	$9.4	$9.4	$211.3	$9.3	$14.1	$710.1	$963.6
Operating leases	9.2	8.6	7.7	3.0	3.8	7.9	40.2
Total financial obligations	$18.6	$18.0	$219.0	$12.3	$17.9	$718.0	$1,003.8
Letters of credit	1.7	—	—	—	—	—	1.7
Interest payments	38.5	38.4	34.3	30.3	30.2	73.3	245.0
Estimated benefit plan contributions	5.9	8.2	9.8	7.1	7.9	54.3	93.2
Other (a)	0.8	—	—	—	—	1.9	2.7
Total commitments	$65.5	$64.6	$263.1	$49.7	$56.0	$847.5	$1,346.4

(a)	Other represents estimated spending for environmental matters at known sites.

As of December 31, 2018, we had $7.5 million of unrecognized tax benefits. This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages. Additionally, included at December 31, 2018 is $14.1 million in liabilities associated with the deemed repatriation transition tax as a result of the Tax Cuts and Jobs Act (“the Act”). The Act permits the Company to pay the net tax liability interest free over a period of up to eight years.

For further information regarding our financial obligations and commitments, see Notes 5, 6, 7 and 15 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

Deferred Tax Assets and Liabilities

As of December 31, 2018, we had $112.6 million in net deferred tax liabilities consisting of deferred tax assets of $115.0 million offset by deferred tax liabilities of $178.8 million and a valuation allowance of $48.8 million. As of December 31, 2017, we had $114.4 million in net deferred tax liabilities consisting of deferred tax assets of $97.2 million offset by deferred tax liabilities of $156.7 million and a valuation allowance of $54.9 million.

The valuation allowance as of December 31, 2018 relates primarily to certain net operating loss carryforwards of our foreign subsidiaries for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

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

Uncertain Tax Positions

We had unrecognized tax benefits of $7.5 million at December 31, 2018, of which $6.1 million, that if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. The Company recognized $0.3 million and $1.1 million of interest expense and penalties related to the above unrecognized tax benefits in 2017 and 2016, respectively, and did not recognize any interest expense in 2018.  The Company had accrued interest of approximately $0.2 million and $0.8 million as of December 31, 2018 and 2017, respectively. During 2018 we reversed $0.6 million of interest related to unrecognized tax benefits.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years in major jurisdictions that remain open to examination are the U.S. (2014 onward), Austria (2016 onward), Belgium (2013 onward), France (2016 onward), Spain (2013 onward) and the U.K. (2016 onward).  We are currently under examination in the U.S. and certain foreign tax jurisdictions.

As of December 31, 2018, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2010 onward, some of which are currently under examination by certain U.S. and European tax authorities. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2018 may decrease approximately $0.4 million to $1.3 million in the fiscal year ending December 31, 2019. Such possible decrease relates primarily to audit settlements and the expiration of statutes of limitation.

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

We have defined benefit retirement plans in the United Kingdom, Belgium, France and Austria covering certain employees of our subsidiaries in those countries. The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011. As of December 31, 2018, 25% of the total assets in the U.K. Plan were invested each in equity and in diversified growth funds. Equity investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets. As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2019 plan year will be 4.75% and for the other European plans as a group will be 3.0%.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments. The discount rate assumption used to calculate net periodic retirement related costs for the European funded plans was 2.80% for 2018, 2.73% for 2017 and 3.63% for 2016. The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation. For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates. Retirement and mortality rates are based primarily on actual plan experience.

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

In addition, we review goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired. We have four reporting units within the Composite Materials segment, each of which are components that constitute a business for which discrete financial information is available and for which appropriate management regularly reviews the operating results. Within the Engineered Products segment, the reporting unit is the segment as it comprises only a single component. In 2018, the Company performed a quantitative assessment and determined that the fair values of our reporting units were not less than their carrying values and that no impairment exists.

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

Our estimate of liability as a potentially responsible party and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey and other sites, are accrued in the consolidated balance sheets. As of December 31, 2018 and 2017, our aggregate environmental related accruals were $2.7 million and $2.8 million, respectively. As of December 31, 2018 and 2017, $0.8 million and $0.9 million, respectively, were included in current other accrued liabilities, with the remainder included in other non-current liabilities. As related to certain environmental matters, the accruals were estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at December 31, 2018 and 2017.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation reserve activity for the three years ended December 31, 2018 was as follows:

(In millions)	2018	2017	2016
Beginning remediation accrual balance	$2.8	$3.2	$2.9
Current period expenses	0.3	0.1	1.2
Cash expenditures	(0.4)	(0.5)	(0.9)
Ending remediation accrual balance	$2.7	$2.8	$3.2
Capital expenditures for environmental matters	$6.9	$8.4	$13.2

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

Interest Rate Risks

A portion of our long-term debt bears interest at variable rates. From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt. These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates. Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2018 of $37.7 million would have decreased to $37.4 million and increased to $38.0 million, respectively.

Interest Rate Swaps

At December 31, 2018, we had approximately $50 million of interest rate swaps that swap the USD LIBOR on our bank loan for a fixed rate at a weighted average rate of 1.09%, and €53 million of interest rate swaps that swap the EURIBOR on our French Term Loan for a fixed rate at a weighted average of 0.5%. These interest rate swaps are designated as cash flow hedges to floating rate bank loans.  The U.S. dollar swaps will expire in September 2019, and the Euro swaps will have a final maturity between June 2023 and June 2024. The fair value of interest rate swap agreements is recorded in other assets or other non-current liabilities with a corresponding amount to Other Comprehensive Income.

Foreign Currency Exchange Risks

We operate fourteen manufacturing facilities in Europe, Asia and Africa which generated approximately 52% of our 2018 consolidated net sales. Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound sterling, and the Euro. We also conduct business and sell products to customers throughout the world. Most of the sales in these countries are denominated in U.S. dollars and they have local currency expenses. Currency risk for the Asia and Africa locations is not considered material.

In 2018, our European subsidiaries had third-party sales of $1,094 million of which approximately 70% were denominated in U.S. dollars, 29% were denominated in Euros and 1% were denominated in British pounds sterling. While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability. For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars, but do not affect the profitability of the subsidiary in its functional currency. The value of our investments in these countries could be impacted by changes in currency exchange rates over time, and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2018 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis covers all of our foreign currency hedge contracts. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have about a $2.8 million impact on our 2018 operating income. However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the British pound sterling) continues and new hedges are layered in at the adverse rate, the impact would be more significant. For example, had we not had any hedges in place for 2018, a 10% adverse movement would have reduced our operating income by about $26.2 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2021. The aggregate notional amount of these contracts was $416.5 million and $285.4 million at December 31, 2018 and 2017, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the three years ended December 31, 2018, hedge ineffectiveness was immaterial. Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

The activity, net of tax, in “accumulated other comprehensive loss” related to foreign currency forward exchange contracts for the years ended December 31, 2018, 2017 and 2016 was as follows:

(In millions)	2018	2017	2016
Unrealized gains (losses) at beginning of period	$8.6	$(25.9)	$(15.0)
Losses reclassified to net sales	0.9	8.9	14.4
(Decrease) increase in fair value	(20.1)	25.6	(25.3)
Unrealized (losses) gains at end of period	$(10.6)	$8.6	$(25.9)

Unrealized losses of $5.0 million recorded in “accumulated other comprehensive income,” net of tax of $1.5 million, as of December 31, 2018 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded. The impact of credit risk adjustments was immaterial for the three years.

In addition, non-designated foreign exchange forward contracts are used to hedge balance sheet exposures. The notional amounts outstanding at December 31, 2018 were U.S. $17.5 million against the Euro and British pound sterling and at December 31, 2017 were U.S. $117.0 million against Euro and British pound sterling. Changes in the fair value of these forward contracts are recorded in the consolidated statements of operations and were losses of $4.3 million, gains of $17.1 million and losses of $0.9 million in 2018, 2017, and 2016, respectively.

Commodity and Utility Price Risks

We have exposure to commodity and utility price risks as a result of volatility in the cost and supply of raw materials and energy, including electricity and natural gas. To minimize the risk, from time to time we enter into fixed price contracts and hedges at certain of our manufacturing locations for a portion of our expected purchases of raw materials, electricity and natural gas. Although these contracts reduce and hedges the risk to us during the contract period, future volatility in the supply and pricing of energy and raw materials could have an impact on our future consolidated results of operations.

Recently Issued Accounting Standards

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (“ASC 606”). The update clarified the principles for recognizing revenue and developed a common revenue standard for all industries. We adopted this new standard on January 1, 2018, using the modified retrospective method. As a result of adopting this guidance under the modified retrospective method we adjusted the opening balance of our retained earnings by approximately $3.8 million, which represented the cumulative net earnings effect of revenue recognized over time prior to the date of adoption related to those contracts whose performance obligations were not fully satisfied by the adoption date.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases (those of a duration of one year or less). We adopted this standard on January 1, 2019 using the transition method which allows companies to recognize existing leases at the adoption date without requiring comparable presentation. We are in the process of finalizing our analysis and assessment of the impact this new standard will have on our financial statements.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12), Targeted Improvement to Accounting for Hedging Activities, which better align hedge accounting with an organization’s risk management activities in the financial statements. In addition, the standard simplified the application of hedge accounting guidance in areas where practice issues exist. We adopted this standard on January 1, 2018, with no impact to our results of operations or financial position

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement-Reporting Comprehensive Income (Topic 220), which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the ”Act”) to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the Act and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018 and allows for early adoption. The Company elected to early adopt this standard during the quarter ended March 31, 2018. As a result of the adoption of this standard, the Company reduced the opening balance of retained earnings by approximately $1.6 million.

In August 2018 the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. We do not expect this new standard to have a significant impact to our disclosures.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears on page 43.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hexcel Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hexcel Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Hexcel Corporation’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Stamford, Connecticut

February 6, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hexcel Corporation

Opinion on Internal Control over Financial Reporting

We have audited Hexcel Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Hexcel Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Items 15(a)(2) (collectively referred to as the “financial statements”) of the Company and our report dated February 6, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

February 6, 2019

Hexcel Corporation and Subsidiaries

Condensed Balance Sheets

As of December 31,

(In millions)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$32.7	$60.1
Accounts receivable, net	260.9	248.7
Inventories	297.8	314.0
Contract assets	50.5	—
Prepaid expenses and other current assets	33.9	33.9
Total current assets	675.8	656.7

Property, plant and equipment	2,839.9	2,743.9
Less accumulated depreciation	(963.4)	(877.6)
Property, plant and equipment, net	1,876.5	1,866.3

Goodwill and other intangible assets	142.3	148.7
Investments in affiliated companies	48.7	47.7
Other assets	80.8	61.5
Total assets	$2,824.1	$2,780.9

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$9.4	$4.3
Accounts payable	161.9	144.1
Accrued compensation and benefits	75.8	73.0
Accrued liabilities	79.6	40.7
Total current liabilities	326.7	262.1

Commitments and contingencies (see Note 15)

Long-term debt	947.4	805.6
Retirement obligations	42.0	45.4
Other non-current liabilities	186.0	172.7
Total liabilities	1,502.1	1,285.8

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 108.5 shares and 107.8 shares issued at December 31, 2018 and 2017, respectively	1.1	1.1
Additional paid-in capital	798.3	774.3
Retained earnings	1,726.5	1,496.1
Accumulated other comprehensive loss	$(108.0)	$(45.0)
	2,417.9	2,226.5
Less – Treasury stock, at cost, 23.7 shares and 18.2 shares at December 31, 2018 and 2017, respectively	(1,095.9)	(731.4)
Total stockholders' equity	1,322.0	1,495.1
Total liabilities and stockholders' equity	$2,824.1	$2,780.9

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2018	2017	2016
Net sales	$2,189.1	$1,973.3	$2,004.3
Cost of sales	1,608.3	1,421.5	1,439.7
Gross margin	580.8	551.8	564.6

Selling, general and administrative expenses	146.0	151.8	157.6
Research and technology expenses	55.9	49.4	46.9
Other operating expense	7.7	—	—
Operating income	371.2	350.6	360.1

Interest expense, net	37.7	27.4	22.1
Non-operating expense	—	—	0.4

Income before income taxes, and equity in earnings of affiliated companies	333.5	323.2	337.6
Provision for income taxes	62.5	42.5	90.3

Income before equity in earnings of affiliated companies	271.0	280.7	247.3
Equity in earnings from affiliated companies	5.6	3.3	2.5
Net income	$276.6	$284.0	$249.8

Basic net income per common share:	$3.15	$3.13	$2.69

Diluted net income per common share:	$3.11	$3.09	$2.65

Weighted-average common shares:
Basic	87.9	90.6	92.8
Diluted	89.0	91.9	94.2

Hexcel Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31,

(In millions)	2018	2017	2016
Net Income	$276.6	$284.0	$249.8

Currency translation adjustments	(45.5)	99.8	(54.5)
Net unrealized pension and other benefit actuarial losses and prior service credits (net of tax)	3.1	(3.9)	8.1
Net unrealized gains (losses) on financial instruments (net of tax)	(22.2)	33.5	(4.1)
Total other comprehensive income (loss)	(64.6)	129.4	(50.5)
Comprehensive income	$212.0	$413.4	$199.3
The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018, 2017 and 2016

	Common Stock			Accumulated
		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2015	$1.1	$715.8	$1,044.4	$(123.9)	$(457.8)	$1,179.6
Net income	—	—	249.8	—	—	249.8
Dividends paid on common stock	—	—	(39.8)	—	—	(39.8)
Change in other comprehensive income – net of tax	—	—	—	(50.5)	—	(50.5)
Stock based compensation		23.0	—	—	—	23.0
Adoption of ASU 2016-09	—	—	0.3	—	—	0.3
Acquisition of treasury stock	—	—	—	—	(117.5)	(117.5)
Balance, December 31, 2016	$1.1	$738.8	$1,254.7	$(174.4)	(575.3)	$1,244.9
Net income	—	—	284.0	—	—	284.0
Dividends paid on common stock	—	—	(42.6)	—	—	(42.6)
Change in other comprehensive income – net of tax	—	—	—	129.4	—	129.4
Stock based compensation	—	35.5	—	—	—	35.5
Acquisition of treasury stock	—	—	—	—	(156.1)	(156.1)
Balance, December 31, 2017	$1.1	$774.3	$1,496.1	$(45.0)	$(731.4)	$1,495.1
Net income	—	—	276.6	—	—	276.6
Dividends paid on common stock	—	—	(48.4)	—	—	(48.4)
Change in other comprehensive income – net of tax	—	—	—	(64.6)	—	(64.6)
Stock based compensation	—	24.0	—	—	—	24.0
Adoption of ASU 2018-02	—	—	(1.6)	1.6	—	—
Adoption of ASU 2014-09	—	—	3.8	—	—	3.8
Acquisition of treasury stock	—	—	—	—	(364.5)	(364.5)
Balance, December 31, 2018	$1.1	$798.3	$1,726.5	$(108.0)	$(1,095.9)	$1,322.0

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2018	2017	2016
Cash flows from operating activities
Net income	$276.6	$284.0	$249.8
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	123.1	104.5	93.3
Amortization of deferred financing costs and debt discount	1.6	0.7	1.7
Deferred income taxes	29.3	3.8	62.8
Restructuring Expense	7.7	—	—
Equity in earnings from affiliated companies	(5.6)	(3.3)	(2.5)
Stock-based compensation	16.2	17.6	16.1

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(20.7)	20.2	(17.4)
(Increase) decrease in inventories	(25.2)	2.3	10.8
Increase in prepaid expenses and other current assets	(8.6)	(0.1)	(4.1)
Increase in other non-current assets	—	(8.0)	(13.7)
Increase (decrease) increase in accounts payable/accrued liabilities	23.3	(2.1)	(7.9)
Increase in other non-current liabilities	—	—	8.1
Other – net	3.7	9.1	4.4
Net cash provided by operating activities	421.4	428.7	401.4

Cash flows from investing activities
Capital expenditures	(184.1)	(278.1)	(327.9)
Acquisitions and Investments in affiliated companies	(3.4)	(76.0)	(38.6)
Net cash used for investing activities	(187.5)	(354.1)	(366.5)

Cash flows from financing activities
Proceeds from issuance of senior notes	—	398.3	—
Issuance costs related to senior notes	—	(3.7)	—
Proceeds from settlements of treasury locks	—	10.0	—
Proceeds from Euro term loan	—	37.4	26.4
Repayments of Euro term loan	(4.2)	(4.1)	—
Borrowing from senior unsecured credit facility	752.0	459.0	563.0
Repayment of senior unsecured credit facility	(600.0)	(774.0)	(485.0)
Change in capital lease obligations	(0.2)	—	—
Proceeds (repayment) of other debt, net	0.2	(0.5)	1.1
Deferred financing costs and discount related to long-term debt	—	—	(1.7)
Dividends paid	(48.4)	(42.6)	(39.8)
Repurchase of stock	(357.7)	(150.3)	(111.1)
Activity under stock plans	1.0	12.2	0.3
Net cash provided by (used for) financing activities	(257.3)	(58.3)	(46.8)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	8.6	(4.7)
Net (decrease) increase in cash and cash equivalents	(27.4)	24.9	(16.6)
Cash and cash equivalents at beginning of period	60.1	35.2	51.8
Cash and cash equivalents at end of period	$32.7	$60.1	$35.2

Supplemental data:
Accrual basis additions to property, plant and equipment	$179.1	$284.4	$320.2

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries after elimination of all intercompany accounts, transactions and profits. At December 31, 2018, we had a 50% equity ownership investment in the joint venture described above and a 25% equity investment in Hexcut Services.  These investments are accounted for using the equity method of accounting.

Basis of Presentation

Within the Consolidated Statement of Cash Flows for the years ended December 31, 2017 and 2016, borrowings and repayments related to our revolving credit facility previously presented net within financing activities have been presented gross to conform to the current year presentation.

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

Property, Plant and Equipment

Property, plant and equipment, including capitalized interest applicable to major project expenditures, is recorded at cost. Asset and accumulated depreciation accounts are eliminated for dispositions, with resulting gains or losses reflected in earnings. Depreciation of plant and equipment is provided generally using the straight-line method over the estimated useful lives of the various assets. The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the remaining useful life of the related asset.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business. Goodwill is tested for impairment at the reporting unit level annually, in the fourth quarter, or when events or changes in circumstances indicate that goodwill might be impaired. We performed a quantitative assessment utilizing a market approach that includes the use of multiples of publicly traded companies whose products are comparable to ours. We also reconciled the estimated fair values of the reporting units to our market capitalization and concluded that they provided a reasonable basis for fair value. Based on the results of the impairment test, we determined that the fair values of our reporting units were not less than their carrying values and that no impairment exists.

We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. We have indefinite lived intangible assets which are not amortized but are tested annually for impairment during the fourth quarter of each year, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the indefinite lived intangible exceeds the fair value, it is written down to its fair value, which is calculated using a discounted cash flow model.

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

Software Development Costs

Costs incurred to develop software for internal use are accounted for under ASC 350-40, “Internal-Use Software.” All costs relating to the preliminary project stage and the post-implementation/operation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the useful life of the software, which ranges from three to ten years. The amortization of capitalized costs commences after the software has been tested and is placed into operations.

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt. We capitalize financing fees related to our revolving credit facility and record them as a non-current asset in our consolidated balance sheets. Financing fees related to our bonds and notes are capitalized and recorded as a non-current contra liability in our consolidated balance sheets. At December 31, 2018 and 2017, deferred financing costs, recorded as a non-current asset were $2.2 million and $3.1 million, respectively, and net deferred financing costs recorded as non-current contra liability were $4.8 million, and $5.5 million, respectively.

Share-Based Compensation

The fair value of Restricted Stock Units (“RSUs”) is equal to the market price of our stock at date of grant and is amortized to expense ratably over the vesting period. Performance restricted stock units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the extent to which we achieve a specified performance target. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total vesting period. A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs. We use the Black-Scholes model to calculate the fair value for all stock option grants, based on the inputs relevant on the date granted, such as the market value of our shares, prevailing risk-free interest rate, etc. The value of the portion of the award, after considering potential forfeitures, that is ultimately expected to vest is recognized as expense in our consolidated statements of operations on a straight-line basis over the requisite service periods. The value of RSUs, PRSUs and non-qualifying options awards for retirement eligible employees is expensed on the grant date as they are fully vested.

Currency Translation

The assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in “accumulated other comprehensive loss” in the Stockholders’ Equity section of the consolidated balance sheets.

Revenue Recognition

On January 1, 2018 we adopted ASC 606 “Revenue from contracts with customers”. Revenue is predominately derived from a single performance obligation and pricing is fixed and determinable.  Under ASC 606 we applied the five-step approach resulting in revenue being recognized over time for customer contracts that contain a termination for convenience clause (“T for C’) and the products produced don’t have an alternative use. For revenue recognized over time, we estimate the amount of revenue earned at a given point during the production cycle based on certain costs factors such as raw materials and labor, incurred to date, plus a reasonable profit. We believe this method, which is the cost-to-cost input method, best estimates the revenue recognizable for T for C Agreements. All other revenue is recognized at a point in time.

We have elected the following practical expedients allowed under ASC 606:

•	Payment terms with our customers which are one year or less, are not considered a performance obligation.
•

Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales in our Consolidated Statements of Operations and are not considered a performance obligation to our customers.

•

Our performance obligations on our orders are generally satisfied within one year from a given reporting date therefore we omit disclosure of the transaction price allocated to remaining performance obligations on open orders.

We adopted ASC 606 using the modified retrospective method, therefore we have not restated our revenues for 2017 and 2016 that were recognized under ASC 605, which was predominately at a point in time. Prior to adopting ASC 606, our revenue was recognized when persuasive evidence of an arrangement existed, title and risk of loss passed to the customer, the sales price was fixed or determinable, and collectability was reasonable assured. However, from time to time we entered into contractual arrangements for which other specific revenue recognition guidance was applied. Revenues derived from design and installation services were recognized when the service was provided.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable. Two customers and their related subcontractors accounted for approximately 66% our annual net sales in 2018 and 69% in both 2017 and 2016. Refer to Note 18 for further information on significant customers. We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other financial information. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $0.3 million. Bad debt expense was immaterial for all years presented.

Derivative Financial Instruments

We use various financial instruments, including foreign currency forward exchange contracts, commodity and interest rate agreements, to manage our exposure to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions or underlying debt instruments. We mark our foreign exchange forward contracts to fair value. When the derivatives qualify, we designate our foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and report the changes in fair value of the instruments in “accumulated other comprehensive loss” until the underlying hedged transactions affect income. We designate our interest rate agreements as fair value or cash flow hedges against specific debt instruments and recognize interest differentials as adjustments to interest expense as the differentials may occur; the fair value of the interest rate swaps is recorded in other assets or other long-term liabilities with a corresponding amount to “accumulated other comprehensive loss”. We do not use financial instruments for trading or speculative purposes.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (“ASC 606”). The update clarified the principles for recognizing revenue and developed a common revenue standard for all industries. We adopted this new standard on January 1, 2018, using the modified retrospective method. As a result of adopting this guidance under the modified retrospective method we adjusted the opening balance of our retained earnings by approximately $3.8 million, which represented the cumulative net earnings effect of revenue recognized over time prior to the date of adoption related to those contracts whose performance obligations were not fully satisfied by the adoption date.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases (those of a duration of one year or less). We adopted this standard on January 1, 2019 using the transition method which allows companies to recognize existing leases at the adoption date without requiring comparable presentation. We are in the process of finalizing our analysis and assessment of the impact this new standard will have on our financial statements.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12), Targeted Improvement to Accounting for Hedging Activities, which better align hedge accounting with an organization’s risk management activities in the financial statements. In addition, the standard simplified the application of hedge accounting guidance in areas where practice issues exist. We adopted this standard on January 1, 2018, with no impact to our results of operations or financial position

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement-Reporting Comprehensive Income (Topic 220), which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Act”) to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018 and allows for early adoption. The company elected to early adopt this standard during the quarter ended March 31, 2018. As a result of the adoption of this standard, the Company reduced the opening balance of retained earnings by approximately $1.6 million.

In August 2018 the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. We do not expect this new standard to have a significant impact to our disclosures.

Note 2 — Inventories

	December 31,
(In millions)	2018	2017
Raw materials	$131.4	$126.7
Work in progress	43.6	52.1
Finished goods	122.8	135.2
Total inventory	$297.8	$314.0

Note 3 — Net Property, Plant and Equipment

	December 31,
(In millions)	2018	2017
Land	$105.0	$96.7
Buildings	660.0	624.2
Equipment	1,919.5	1,698.5
Construction in progress	151.9	322.0
Capital lease	3.5	2.5
Property, plant and equipment	2,839.9	2,743.9
Less accumulated depreciation	(963.4)	(877.6)
Net property, plant and equipment	$1,876.5	$1,866.3

Depreciation expense related to property, plant and equipment for the years ended December 31, 2018, 2017 and 2016, was $120.1 million, $103.5 million and $93.3 million, respectively. Capitalized interest of $9.5 million and $3.1 million for 2018 and 2017, respectively, was included in construction in progress. Capitalized costs associated with software developed for internal use were not material for 2018 and 2017.

Note 4 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2018 and 2017, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2016	$56.1	$16.1	$72.2
Amortization expense	(1.0)	—	(1.0)
Additions	41.2	28.9	70.1
Currency translation adjustments and other	7.4	—	7.4
Balance as of December 31, 2017	$103.7	$45.0	$148.7
Amortization expense	(2.0)	(0.9)	(2.9)
Currency translation adjustments and other	(3.5)	—	(3.5)
Balance as of December 31, 2018	$98.2	$44.1	$142.3

We performed our annual impairment review of goodwill as of November 30, 2018 and determined that the fair values of our reporting units are above their carrying values and that no impairment exists. The goodwill and intangible asset balances as of December 31, 2018 include $4.2 million of indefinite-lived intangible assets, $30.5 million of a definite-lived intangible asset and

$107.7 million of goodwill. Of the $107.7 million of goodwill, $74.5 million is allocated to the Composite Materials segment and $33.2 million to the Engineered Products segment.

Amortization related to the definite lived intangible assets for the next five years and thereafter is as follows: $14.3 million for 2019 through 2023, and $16.4 million thereafter.

Note 5 - Debt

	December 31,	December 31,
(In millions)	2018	2017
Current portion of capital lease	$0.3	$—
Current portion of Euro term loan	9.1	4.3
Current portion of debt	9.4	4.3

Non-current portion of Euro term loan	51.4	63.3
Senior unsecured credit facility – due 2021	202.0	50.0
4.7% senior notes — due 2025	300.0	300.0
3.95% senior notes — due 2027	400.0	400.0
Senior notes — original issue discount	(2.0)	(2.3)
Senior notes — deferred financing costs	(4.8)	(5.5)
Non-current portion of capital leases and other	0.8	0.1
Long-term debt	947.4	805.6
Total debt	$956.8	$809.9

3.95% Senior Notes

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The net proceeds of approximately $394.6 million were initially used to repay, in part, $350 million of our Senior Unsecured Revolving Credit Facility (the “Facility”) and the remainder was used for general purposes including share repurchases. The effective interest rate for 2018 was 3.88% inclusive of approximately a 0.25% benefit of treasury locks. The fair value of the senior notes due in 2027 based on quoted prices utilizing Level 2 inputs was $386.6 million at December 31, 2018. The balance of unamortized deferred financing costs and debt discount related to the senior notes was $4.4 million at December 31, 2018 and $5.0 million at December 31, 2017.

Senior Unsecured Credit Facility

In 2016, the Company amended and extended its $700 million Facility, which matures in June 2021. The amendment provided for a modest reduction in interest costs, as well as less restrictive covenants. The interest rate for the revolver at December 31, 2018 is LIBOR + 1.25%. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.875%, depending upon the Company’s leverage ratio.

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

As of December 31, 2018, total borrowings under our $700 million Facility were $202.0 million, which approximates fair value using Level 2 inputs. The Facility permits us to issue letters of credit up to an aggregate amount of $40 million. Outstanding letters of credit reduce the amount available for borrowing under our Facility. As of December 31, 2018, there were no outstanding letters of credit under the Facility, resulting in undrawn availability under the Facility as of December 31, 2018 of $498.0 million.  The weighted average interest rate for the Facility was 3.42% during 2018.

4.7% Senior Notes

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7% and the rate at December 31, 2018 remained at 4.7%. The net proceeds of approximately $296.4 million were initially used to repay, in part, our Facility. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The effective interest rate for 2018 was 4.84%. The fair value of the senior notes based on quoted prices utilizing level 2 inputs was $307.8 million at December 31, 2018. The balance for unamortized deferred financing costs and debt discount related to the senior notes was $2.4 million at December 31, 2018 and $2.8 million at December 31, 2017.

Other Credit Facilities

In June 2016, we also entered into a $67.4 million European term loan.  The loan has two tranches of which the first tranche for €25 million has a rate of Euribor +1.2% and a final maturity date of June 30, 2023. The second tranche for €35 million a rate of Euribor +1.25% and a final maturity date of June 30, 2024. There is a zero percent floor on the Euribor. The loans are payable in annual installments, that began on June 30, 2017 and beginning on June 30, 2019, respectively. We had $60.5 million outstanding under this loan at December 31, 2018, which approximates fair value using level 2 inputs under the market approach. The facility is guaranteed by Hexcel Corporation. Required payments for the next five years and thereafter are as follows: $9.1 million for 2019 through 2022, $14.1 million for 2023 and $10.0 million thereafter.

We have a $10.0 million revolving credit line for working capital needs in China with no outstanding balance at December 31, 2018. These funds can only be used locally. The facility is guaranteed by Hexcel Corporation, but is uncommitted and cancellable by the lender at any time.

Note 6 — Leasing Arrangements

Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases. We recognize rental expense on operating leases straight-line over the term of a lease. Total rental expense was $13.8 million in 2018, $12.0 million in 2017 and $11.4 million in 2016.

Scheduled future minimum lease payments as of December 31, 2018 were:

(In millions)
Payable during the years ending December 31:	Operating Leases
2019	$9.2
2020	8.6
2021	7.7
2022	3.0
2023	3.8
Thereafter	7.9
Total minimum lease payments	$40.2

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments. The rate of compensation increase for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation. For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates. Retirement and termination rates are based primarily on actual plan experience. The mortality table used for the U.S. plans is based on the RP-2014 White Collar Healthy Annuitant Mortality Table with Improvement Scale MP-2017 and for the U.K. Plan the S2PXA base table with future improvements in line with the CMI 2016 projection model with a long term trend rate of 1.25% p.a.

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

U.S. Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former U.S. employees that are funded as benefits are incurred. Under the provisions of these plans, we expect to contribute approximately $0.9 million in 2019 to cover unfunded benefits.

Multi-Employer Plan

The Company is party to a multi-employer pension plan covering certain U.S. employees with union affiliations. The plan is the Western Metal Industry Pension Fund, (“the Plan”). The Plan’s employer identification number is 91-6033499; the Plan number is 001. In 2018, 2017 and 2016 the Plan reported Hexcel Corporation as being an employer that contributed greater than 5% of the Plan’s total contributions. The expiration date of the collective bargaining agreement is September 30, 2020. The Plan has been listed in “critical status” and has been operating in accordance with a Rehabilitation Plan since 2010. The Plan, as amended under the Rehabilitation Plan, reduced the adjustable benefits of the participants and levied a surcharge on employer contributions. The Company contributed $2.1 million in 2018, $1.9 million in 2017 and approximately $2.1 million in 2016. We expect the Company’s contribution to be about $2.1 million in 2019 and remain at that level over the remaining term.

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

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees. Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996. Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred. Under the provisions of these plans, we expect to contribute approximately $0.5 million in 2019 to cover unfunded benefits.

European Defined Benefit Retirement Plans

We have defined benefit retirement plans in the United Kingdom, Belgium, France and Austria covering certain employees of our subsidiaries in those countries. The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan.  As of December 31, 2018, 25% of the total assets in the U.K. Plan were invested each in equities and in diversified growth funds and 18% were invested in liability driven investments. Equity investments and growth fund investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets. Liability driven investments are made to reduce balance sheet volatility. As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2019 plan year will be 4.75% and 3.0% for the other European plans as a group.

U.K. Defined Contribution Pension Plan

Under the Defined Contribution Plan, eligible U.K. employees can belong to the Deferred Contribution Plan on a non-participatory basis or can elect to contribute 3%, 5% or 7% of their pensionable salary. The Company will contribute 5%, 9% and 13% respectively. The plan also provides life insurance and disability insurance benefits for members.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our retirement savings plans for the three years ended December 31, 2018 is detailed in the table below.

(In millions)	2018	2017	2016
Defined benefit retirement plans	$(1.6)	$0.6	$1.6
Union sponsored multi-employer pension plan	2.1	1.9	2.1
Retirement savings plans-matching contributions	10.2	9.7	7.9
Retirement savings plans-profit sharing contributions	10.2	9.2	10.6
Net periodic expense	$20.9	$21.4	$22.2

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2018, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2018	2017	2016	2018	2017	2016
Service cost	$1.2	$1.3	$1.2	$1.1	$1.0	$0.8
Interest cost	0.6	0.6	0.6	4.4	4.6	5.4
Expected return on plan assets	—	—	—	(9.4)	(8.4)	(7.6)
Net amortization	0.2	0.4	0.3	0.3	0.3	0.6
Termination benefits and settlement losses	—	0.7	0.2	—	0.1	0.1
Net periodic pension cost (income)	$2.0	$3.0	$2.3	$(3.6)	$(2.4)	$(0.7)

(In millions)
U.S. Postretirement Plans	2018	2017	2016
Interest cost	$0.1	$0.1	$0.2
Net amortization and deferral	(1.0)	0.1	(0.7)
Net periodic postretirement benefit (income) loss	$(0.9)	$0.2	$(0.5)

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2018	2017	2018	2017	2018	2017
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$(0.7)	$0.1	$(5.0)	$2.3	$—	$—
Amortization of actuarial (losses) gains	(0.3)	(0.8)	(0.4)	(0.4)	1.0	1.1
Prior service cost	—	—	1.3	—	—	—
Effect of foreign exchange	—	—	(1.2)	2.5	—	—
Total recognized in other comprehensive income (pre-tax)	$(1.0)	$(0.7)	$(5.3)	$4.4	$1.0	$1.1

The Company expects to recognize $0.4 million of net actuarial loss and no net prior service cost as a component of net periodic pension cost in 2019 for its defined benefit plans. The amount of net actuarial gain recognized as a component of net periodic postretirement benefit cost in 2019 is expected to be $1.1 million.

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2018 and 2017, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation - beginning of year	$21.4	$19.7	$189.5	$164.1	$4.1	$4.4
Service cost	1.2	1.3	1.1	1.0	—	—
Interest cost	0.6	0.6	4.4	4.6	0.1	0.1
Plan participants’ contributions	—	—	1.3	—	—	0.2
Actuarial (gain) loss	(0.7)	0.1	(20.4)	6.8	(0.7)	—
Plan amendments and Acquisitions	—	—	—	1.0	—	—
Termination benefits and settlements	—	0.2	(0.4)	(0.6)	—	—
Benefits and expenses paid	(4.3)	(0.5)	(5.2)	(4.6)	(0.2)	(0.6)
Currency translation adjustments	—	—	(9.4)	17.2	—	—
Benefit obligation - end of year	$18.2	$21.4	$160.9	$189.5	$3.3	$4.1

Change in plan assets:
Fair value of plan assets - beginning of year	$—	$—	$201.8	$171.4	$—	$—
Actual return on plan assets	—	—	(6.0)	12.9	—	—
Employer contributions	4.3	0.5	5.0	5.3	0.2	0.5
Plan participants’ contributions	—	—	—	—	—	0.2
Benefits and expenses paid	(4.3)	(0.5)	(5.2)	(4.6)	(0.2)	(0.7)
Termination benefits and settlements	—	—	(0.4)	(0.6)	—	—
Currency translation adjustments	—	—	(10.9)	17.4	—	—
Fair value of plan assets - end of year	$—	$—	$184.3	$201.8	$—	$—
Amounts recognized in Consolidated Balance Sheets:
Non-current Assets	$—	$—	$42.6	$32.2	$—	$—
Current liabilities	$0.9	$4.5	$0.4	$0.3	$0.5	$0.5
Non-current liabilities	17.2	16.9	18.8	19.6	2.8	3.6
Total Liabilities	$18.1	$21.4	$19.2	$19.9	$3.3	$4.1
Amounts recognized in Accumulated Other Comprehensive Loss:
Actuarial net (loss) gain	$(3.1)	$(3.1)	$(20.0)	$(26.6)	$3.0	$3.3
Prior service cost	1.0	—	(1.4)	(0.1)	—	—
Total amounts recognized in accumulated other comprehensive loss	$(2.1)	$(3.1)	$(21.4)	$(26.7)	$3.0	$3.3

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2018. All costs related to our pensions are included as a component of operating income in our consolidated statements of operations. For the years ended December 31, 2018, 2017 and 2016, amounts unrelated to service costs were a benefit of $4.8 million, $1.5 million and $0.9 million, respectively.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $17.8 million and $21.0 million as of December 31, 2018 and 2017, respectively. Excluding the U.K. Plan, the European plans’ ABO exceeded plan assets as of December 31, 2018 and 2017, by $14.1 million and $14.3 million, respectively. These plans’ ABO was $20.3 million and $20.9 million as of December 31, 2018 and 2017, respectively. The U.K. Plan is overfunded; the ABO of this plan was $135.5 million and $163.1 million at December 31, 2018 and 2017, respectively. The fair value of the U.K. Plan assets was $178.1 million and $195.3 million at December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans included within “accrued compensation and benefits” was $1.8 million and $5.3 million, respectively, and within “other non-current liabilities” was $38.8 million and $40.1 million, respectively, in the accompanying consolidated balance sheets.

Benefit payments for the plans are expected to be as follows:

		European	Postretirement
(In millions)	U.S. Plans	Plans	Plans
2019	$1.0	4.4	0.5
2020	3.2	4.5	0.5
2021	2.9	6.4	0.5
2022	1.2	5.5	0.4
2023	1.2	6.3	0.4
2024-2028	13.9	39.2	1.2
	$23.4	$66.3	$3.5

Fair Values of Pension Assets

The following table presents pension assets measured at fair value at December 31, 2018 and 2017 utilizing the fair value hierarchy discussed in Note 22:

		Fair Value Measurements at
(In millions)	December 31,	December 31, 2018
Description	2018	Level 1	Level 2	Level 3
Equity funds	$44.4	$—	$44.4	$—
Diversified growth funds	44.5	—	44.5	—
Insurance contracts	4.2	—	—	4.2
Liability driven investments	31.7	—	31.7	—
Index linked gilts	57.0	—	57.0	—
Diversified investment funds	2.0	—	—	2.0
Cash and cash equivalents	0.5	0.5	—	—
Total assets	$184.3	$0.5	$177.6	$6.2

		Fair Value Measurements at
	December 31,	December 31, 2017
Description	2017	Level 1	Level 2	Level 3
Equity funds	$56.3	—	$56.3	—
Diversified growth funds	48.0	—	48.0	—
Insurance contracts	4.2	—	—	4.2
Liability driven investments	38.7	—	38.7	—
Index linked gilts	52.1	—	52.1	—
Diversified investment funds	2.3	—	—	2.3
Cash and cash equivalents	0.2	0.2	—	—
Total assets	$201.8	$0.2	$195.1	$6.5

The U.K. plan invests funds which are not exchange listed and are, therefore, classified as Level 2.

	Balance at	Actual	Purchases,	Changes due	Balance at
(In millions)	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2018	plan assets	settlements	rates	2018
Diversified investment funds	$2.3	$—	$(0.2)	$(0.1)	$2.0
Insurance contracts	4.2	0.2	—	(0.2)	4.2
Total level 3 assets	$6.5	$0.2	$(0.2)	$(0.3)	$6.2

	Balance at	Actual	Purchases,	Changes due	Balance at
	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2017	plan assets	settlements	rates	2017
Diversified investment funds	$2.1	$0.1	$(0.2)	$0.3	$2.3
Insurance contracts	3.6	0.2	(0.1)	0.5	4.2
Total level 3 assets	$5.7	$0.3	$(0.3)	$0.8	$6.5

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

The actual allocations for the pension assets at December 31, 2018 and 2017, and target allocations by asset class, are as follows:

	Percentage	Target	Percentage	Target
	of Plan Assets	Allocations	of Plan Assets	Allocations
Asset Class	2018	2018	2017	2017
Diversified growth funds	24.1%	28.0%	23.8%	28.1%
Index linked gilts	30.9	12.6	25.8	12.6
Liability driven investments	17.2	23.2	19.2	23.2
All Other Regions Equity Fund	14.4	19.7	16.6	19.6
U.K. Equity Fund	9.7	13.2	11.2	13.3
Diversified Investment Funds	1.1	1.1	1.2	1.2
Insurance Contracts	2.3	2.2	2.1	2.0
Cash and cash equivalents	0.3	—	0.1	—
Total	100%	100%	100%	100%

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

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2018, 2017 and 2016 are shown in the following table. These year-end values are the basis for determining net periodic costs for the following year.

	2018	2017	2016
U.S. defined benefit retirement plans:
Discount rates	2.8% - 3.2%	2.8% - 3.2%	3.1% - 3.6%
Rate of increase in compensation	3.0%	3.0%	3.0%

European defined benefit retirement plans:
Discount rates	1.25% - 3.05%	1.20% - 2.55%	1.25% - 2.95%
Rates of increase in compensation	2.75% - 3.0%	2.75% - 3.0%	2.75% - 3.0%
Expected long-term rates of return on plan assets	2.0% – 4.75%	2.0% – 4.75%	3.0% – 4.75%
Postretirement benefit plans:
Discount rates	3.7%	3.0%	3.3%

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2018 pension expense, and the impact on our retirement obligation as of December 31, 2018 for a one-percentage-point change in the discount rate:

	Non-Qualified		U S Retiree		U.K.
(In millions)	Pension Plans		Medical Plans		Retirement Plan
U.S. Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	$	N/A	$	N/A	$(1.8)
Discount rate		$—		$—	$0.5
One-percentage-point decrease:
Expected long-term rate of return	$	N/A	$	N/A	$1.8
Discount rate		$—		$—	$0.1
Retirement obligation
One-percentage-point increase in discount rate		$(0.8)		$(0.2)	$(20.8)
One-percentage-point decrease in discount rate		$(0.9)		$0.2	$26.5

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 7.0% for medical and 5.0% for dental and vision for 2018. The medical rates are assumed to gradually decline to 4.75% by 2028, whereas dental and vision rates are assumed to remain constant at 5.0%. A one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have an insignificant impact on the total of service and interest cost components, and would have an immaterial impact on the postretirement benefit obligation for both 2018 and 2017.

 Note 8 — Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2018, were as follows:

(In millions)	2018	2017	2016
Income before income taxes:
U.S.	$222.9	$155.5	$149.1
International	110.6	167.7	188.5
Total income before income taxes	$333.5	$323.2	$337.6

Provision for income taxes:
Current:
U.S.	$18.3	$18.9	$(9.5)
International	14.9	20.3	37.1
Current provision for income taxes	33.2	39.2	27.6
Deferred:
U.S.	26.8	(1.9)	54.3
International	2.5	5.2	8.4
Deferred provision for income taxes	29.3	3.3	62.7
Total provision for income taxes	$62.5	$42.5	$90.3

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 21% to the effective income tax rate, for the year ended December 31, 2018 and 35% for the two years ended December 31, 2017 and 2016, is as follows:

(In millions)	2018	2017	2016
Provision for taxes at U.S. federal statutory rate	$70.0	$113.1	$118.2
State and local taxes, net of federal benefit	7.2	0.2	3.1
Foreign effective rate differential	4.6	(14.4)	(26.8)
Tax credits	(7.8)	(16.0)	(10.1)
Change in valuation allowance	(3.4)	(9.1)	10.4
Remeasurement of deferred taxes	(9.0)	(67.8)	—
Transition tax on undistributed foreign earnings	1.6	45.7	—
Excess tax benefits on stock based compensation	(4.6)	(7.6)	(2.8)
Other	(0.5)	4.9	4.9
Release of reserves for uncertain tax positions	(1.3)	(6.5)	(6.6)
Global intangible low taxed income	5.7	—	—
Total provision for income taxes	$62.5	$42.5	$90.3

The Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21% in 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. At December 31, 2018, we have completed our accounting for the tax effects of enactment of the Act, without any material adjustments to our previous estimate of the one-time transition tax.

Deferred tax assets and liabilities: As of December 31, 2018 we remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded in 2017 related to the remeasurement of our deferred tax balance resulted in a tax benefit of $67.8 million partially offset by a $45.7 million increase in income tax expense related to our one-time transition tax liability for all of our controlled foreign corporations, resulting in an increase in provisional tax benefit of $22.1 million. The tax due on unremitted earnings will be paid over 8 years, as permitted by the Act.  As of December 31, 2018, we recorded a benefit of $7.8 million for the remeasurement of certain deferred tax balances, which is included as a component of income tax expense.  The adjustment of our deferred tax balances reduced our effective tax rate for 2018 by 2.3% and 2017 by 6.8%.

As of December 31, 2018 and 2017, no additional income or withholding taxes have been provided for any undistributed foreign earnings. We do not currently have any specific plans to repatriate funds from our international subsidiaries; however, we may do so in the future if a dividend can be remitted with no material tax impact. As of December 31, 2018, we have approximately $947 million of unremitted foreign earnings that we intend to keep indefinitely reinvested. Additionally, due to withholding tax, basis computations and other tax related considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2018 and 2017 are:

(In millions)	2018	2017
Assets
Net operating loss carryforwards	$67.8	$65.1
Unfunded pension liability and other postretirement obligations	1.7	0.5
ASC 606 - revenue from contracts with customers	9.3	—
Tax credit carryforwards	8.1	10.8
Stock based compensation	8.4	7.1
Other comprehensive income	4.1	0.2
Reserves and other	15.6	13.5
Subtotal	115.0	97.2
Valuation allowance	(48.8)	(54.9)
Total assets	$66.2	$42.3
Liabilities
Accelerated depreciation	(163.0)	(144.1)
Accelerated amortization	(11.8)	(11.3)
Other	(4.0)	(1.3)
Total liabilities	$(178.8)	$(156.7)
Net deferred tax liabilities	$(112.6)	$(114.4)

Deferred tax assets and deferred tax liabilities as presented in the consolidated balance sheets as of December 31, 2018 and 2017 are as follows and are recorded in prepaid expenses and other current assets, deferred tax assets, other accrued liabilities and other non-current liabilities in the consolidated balance sheets:

(In millions)	2018	2017
Long-term deferred tax assets, net	$32.1	$14.3
Long-term deferred tax liability, net	(144.7)	(128.7)
Net deferred tax (liabilities) assets	$(112.6)	$(114.4)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future.  The valuation allowance as of December 31, 2018 and 2017 relates primarily to net operating loss carryforwards of our foreign subsidiaries for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained. The net change in the total valuation allowance for the years ended December 31, 2018 and 2017, was a decrease of $6.1 million and $4.0 million, respectively.

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

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2018, we had tax credit carryforwards for U.S. tax purposes of $8.1 million available to offset future income taxes. These credits will begin to expire if not utilized in 2019. We also had net operating loss carryforwards for U.S. state and foreign income tax purposes of $11.5 million and $249.2 million, respectively, for which there were foreign valuation allowances of $178.0 million as of December 31, 2018. Our foreign net operating losses can be carried forward without limitation in Belgium, Luxembourg,

Spain and the U.K. The carryforward period in China is limited to 5 years. We have a partial valuation allowance against certain foreign net operating losses for which the Company believes it is not more likely than not that the net operating losses will be utilized.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2018, relate to various foreign and U.S. jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits.

	Unrecognized Tax Benefits
(In millions)	2018	2017	2016
Balance as of January 1,	$12.3	$16.7	$25.3
Additions based on tax positions related to the current year	1.1	5.3	7.3
(Reductions) additions for tax positions of prior years	(5.7)	(6.1)	(11.1)
Expiration of the statute of limitations for the assessment of taxes	(0.3)	(4.8)	(4.2)
Other, including currency translation	0.1	1.2	(0.6)
Balance as of December 31,	$7.5	$12.3	$16.7

Included in the unrecognized tax benefits of $7.5 million at December 31, 2018 was $6.1 million of tax benefits that, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. We recognized $0.3 million and $1.1 million of interest expense and penalties related to the above unrecognized tax benefits in 2017 and 2016, respectively, and did not recognize any interest expense in 2018. We had accrued interest of approximately $0.2 million and $0.8 million as of December 31, 2018 and 2017, respectively. During 2018, we reversed $0.6 million of interest related to unrecognized tax benefits.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The U.S. tax returns have been audited through 2013. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years that are still open to examination in our major jurisdictions include the U.S. (2014 onward), Austria (2016 onward), Belgium (2013 onward), France (2016 onward), Spain (2013 onward) and the U.K. (2016 onward). We are currently under examination in the U.S. and certain foreign jurisdictions.

As of December 31, 2018, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2010 onward, some of which are currently under examination by certain U.S. and European tax authorities. We believe it is reasonably possible that the total amount of unrecognized tax benefits disclosed as of December 31, 2018 may decrease approximately $0.4 million to $1.3 million in the fiscal year ending December 31, 2019. Such possible decrease primarily relates to audit settlements and the expiration of statutes of limitation.

Note 9 — Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2018, 2017 and 2016 was as follows:

(Number of shares in millions)	2018	2017	2016
Common stock:
Balance, beginning of year	107.8	106.7	106.0
Activity under stock plans	0.7	1.1	0.7
Balance, end of year	108.5	107.8	106.7
Treasury stock:
Balance, beginning of year	18.2	15.3	12.5
Repurchased	5.5	2.9	2.8
Balance, end of year	23.7	18.2	15.3
Common stock outstanding	84.8	89.6	91.4

In May 2018, our Board authorized the repurchase of $500 million of the Company’s stock (“2018 Repurchase Plan”). In February 2017, our Board authorized the repurchase of an $300 million of the Company’s stock (“2017 Repurchase Plan”). During

2018, 2017 and 2016, the Company spent $357.7 million, $150.3 million and $111.1 million to repurchase common stock. The 2018 repurchase included $242.5 million to complete the 2017 Repurchase Plan. At December 31, 2018, we have $384.8 million remaining under the 2018 Repurchase Plan.

During 2018 the Company paid $48.4 million in dividends on its common stock. Dividends per share of common stock for 2018, 2017, and 2016, were $0.55, $0.47, and $0.44, respectively.

 Note 10 — Revenue

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the years ended December 31, 2018 and 2017:

(In millions)	2018	2017
Consolidated Net Sales	$2,189.1	$1,973.3
Commercial Aerospace	1,525.0	1,409.8
Space & Defense	369.9	343.7
Industrial	294.2	219.8

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in our Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the year ended December 31, 2018 is as follows:

	Composite	Engineered
(In millions)	Materials	Products	Total
Opening adjustment - January 1, 2018	$15.1	$23.0	$38.1
Net revenue billed	(2.2)	14.6	12.4
Balance at December 31, 2018	$12.9	$37.6	$50.5

Upon adoption of ASC 606, the Company recorded $38.1 million of contract assets for revenue that was unbilled at January 1, 2018 and a $33.0 million reduction in inventory representing the value of the inventory associated with the revenue recognized over time, with the offset recorded to the opening balance of retained earnings (less $1.3 million in taxes). Contract assets as of December 31, 2018,  will be billed and reclassified to accounts receivable during 2019. Accounts receivable, net includes amounts billed to customers where the right to payment is unconditional.

The financial results were not significantly impacted by the adoption of ASC 606. Under ASC 606 revenue and gross margin for the year ended December 31, 2018 were higher by $12.4 million and $0.3 million, respectively, than they would have been under ASC 605.  There was not a material impact on earnings per share for the 2018 year. At December 31, 2018 our inventory was $45.8 million lower as a result of ASC 606.

Note 11 — Other Operating Expense (Income)

Restructuring expenses of $7.7 million were recorded in 2018 primarily for employee related costs from an action taken at one of our European facilities to improve operational efficiency and productivity.  During 2018, we also recorded $7.3 million related to an environmental insurance recovery which was offset by the write-down of our investment in Carbon Conversions, Inc. (“CCI”), as well as an additional reserve related to the Lower Passaic River environmental matter.

Note 12 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2018, 2017 and 2016:

(In millions, except per share data)	2018	2017	2016
Non-qualified stock options	$3.6	$4.0	$3.6
Restricted stock, service based (“RSUs”)	6.1	6.4	5.8
Restricted stock, performance based (“PRSUs”)	5.8	6.7	6.3
Employee stock purchase plan	0.5	0.4	0.4
Stock-based compensation expense	$16.0	$17.5	$16.1
Tax benefit from stock exercised and converted during the period	$7.8	$7.6	$2.8

Non-Qualified Stock Options

Non-qualified stock options (“NQOs”) have been granted to our employees and directors under our stock compensation plan. Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2018 is as follows:

	Number of	Weighted-	Weighted- average Remaining
	Options	Average	Contractual Life
	(In millions)	Exercise Price	(in years)
Outstanding at December 31, 2015	2.3	$23.75	5.39
Options granted	0.3	$41.71	—
Options exercised	(0.3)	$20.17	—
Outstanding at December 31, 2016	2.3	$26.08	5.20
Options granted	0.2	$50.50	—
Options exercised	(0.8)	$22.34
Outstanding at December 31, 2017	1.7	$31.18	5.19
Options granted	0.2	$68.15	—
Options exercised	(0.4)	$16.06	—
Outstanding at December 31, 2018	1.5	$38.97	5.20

	Year Ended December 31,
(In millions, except weighted average exercise price)	2018	2017
Aggregate intrinsic value of outstanding options	$29.1	$53.1
Aggregate intrinsic value of exercisable options	$26.8	$45.8
Total intrinsic value of options exercised	$19.1	$25.6
Total number of options exercisable	1.1	1.3
Weighted average exercise price of options exercisable	$32.86	$25.27
Total unrecognized compensation cost on nonvested options (a)	$1.3	$1.2
(a)	Unrecognized compensation cost relates to nonvested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Risk-free interest rate	2.53%	2.41%	1.62%
Expected option life (in years)	5.95	5.95	5.95
Dividend yield	0.7%	0.9%	1.0%
Volatility	35.64%	34.74%	38.41%
Weighted-average fair value per option granted	$24.36	$16.93	$14.65

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

Restricted Stock Units — Service Based

As of December 31, 2018, a total of 452,176 shares of service based restricted stock (“RSUs”) were outstanding, which vest based on years of service under the 2003 and 2013 incentive stock plans. RSUs are granted to key employees, executives and directors of the Company. The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight line basis over the requisite service period. The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The total compensation expense related to awards granted to retirement-eligible employees is recognized on the grant date.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2018, 2017 and 2016:

		Weighted-
	RSUs	Average
	Number of (In millions)	Fair Value Grant Date
Outstanding at December 31, 2015	0.5	$31.73
RSUs granted	0.1	$42.05
RSUs issued	(0.1)	$37.01
Outstanding at December 31, 2016	0.5	$33.72
RSUs granted	0.1	$50.97
RSUs issued	(0.1)	$38.17
Outstanding at December 31, 2017	0.5	$36.75
RSUs granted	0.1	$66.63
RSUs issued	(0.1)	$41.46
Outstanding at December 31, 2018	0.5	$41.65

As of December 31, 2018, there was total unrecognized compensation cost related to nonvested RSUs of $4.7 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

 Restricted Stock Units — Performance Based

As of December 31, 2018, a total of 336,305 shares of performance based restricted stock (“PRSUs”) were outstanding under the 2003 and 2013 incentive stock plans. The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant. PRSUs are based on a three-year performance period. The stock based compensation expense related to awards granted to retirement-eligible employees is expensed on the grant date and is trued up as projections change.   The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period. A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary, of the Company’s PRSU activity, at original grant amounts, for the years ended December 31, 2018, 2017 and 2016:

		Weighted-
	Number of	Average
	PRSUs	Grant Date
	(In millions)	Fair Value
Outstanding at December 31, 2015	0.4	$36.59
PRSUs granted	0.2	$43.96
PRSUs additional performance shares	0.1	$28.09
PRSUs issued	(0.3)	$28.15
Outstanding at December 31, 2016	0.4	$42.66
PRSUs granted	0.2	$50.50
PRSUs issued	(0.2)	$42.57
Outstanding at December 31, 2017	0.4	$45.35
PRSUs granted	0.1	$68.15
PRSUs issued	(0.2)	$43.96
Outstanding at December 31, 2018	0.3	$51.75

As of December 31, 2018, there was total unrecognized compensation cost related to nonvested PRSUs of $2.0 million, which is to be recognized over the remaining vesting period ranging from one year to three years. The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2018, cash received from stock option exercises was $5.1 million. We used $5.9 million in cash related to the shares withheld to satisfy employee tax obligations for RSUs and PRSUs converted during the year ended December 31, 2018.

We classify the cash flows resulting from these tax benefits as financing cash flows. We either issue new shares of our common stock or utilize treasury shares upon the exercise of stock options or the conversion of stock units.

Shares Authorized for Grant

As of December 31, 2018, an aggregate of 1.3 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

The Company offers an ESPP, which allows for eligible employees to contribute up to 10% of their base earnings, to a maximum of $25,000 in a calendar year, toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock. There were 57,788 and 52,824 ESPP shares purchased in 2018 and 2017, respectively.

 Note 13 — Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2018, 2017 and 2016, are as follows:

(In millions, except per share data)	2018	2017	2016
Basic net income per common share:
Net income	$276.6	$284.0	$249.8
Weighted average common shares outstanding	87.9	90.6	92.8
Basic net income per common share	$3.15	$3.13	$2.69

Diluted net income per common share:
Weighted average common shares outstanding — Basic	87.9	90.6	92.8
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.4	0.4
Stock options	0.7	0.9	1.0
Weighted average common shares outstanding — Dilutive	89.0	91.9	94.2

Dilutive net income per common share	$3.11	$3.09	$2.65

Anti-dilutive shares outstanding, excluded from computation	0.2	0.2	0.4

Note 14 — Derivative Financial Instruments

Interest Rate Swap Agreements

As of December 31, 2018, the Company had approximately $50 million of interest rate swaps that swap floating rate obligations for fixed rate obligations at an average of 1.09% against LIBOR in U.S. dollars. These swaps mature in September 2019. The swaps were accounted for as a cash flow hedges of our floating rate bank loan. To ensure the swaps were highly effective, all of the principal terms of the swaps matched the terms of the Facility. The fair value of the interest rate swaps were an asset of $0.6 million and $0.8 million at December 31, 2018 and December 31, 2017, respectively.

At December 31 2018, we had two interest swaps related to European debt obligations which had a combined notional value of approximately €52.9 million. These derivatives swapped floating rate obligations for fixed rates at a weighted average rate of 0.51% against EURIBOR in Euros. The swaps amortize through the final maturities of the obligations on June 30, 2023 and June 30, 2024, in annual installments. The derivatives are accounted for as cash flow hedges of the floating rate French term loans.  To ensure the swaps were highly effective, all of the principal terms of the swap matched the terms of the bank loans.  The fair value of the interest rate swaps was a liability of $0.5 million and $0.4 million at December 31, 2018 and December 31, 2017, respectively.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2021. The aggregate notional amount of these contracts was $416.5 million at December 31, 2018 and $285.4 million at December 31, 2017. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges was a loss of $25.8 million, a gain of $34.6 million and a loss of $32.2 million, for the years ended December 31, 2018, 2017 and 2016, respectively, and are recorded in other comprehensive income. At December 31, 2018, $1.3 million of the carrying amount of these contracts was classified in other assets and $15.3 million in other liabilities on the consolidated balance sheets and $14.7 million classified in other assets and $2.8 million in other liabilities at December 31, 2017. During the year ended December 31, 2018 the net impact for the hedges recognized in sales was not significant.

During the years ended December 31, 2017 and 2016, we recognized net losses of $11.3 million and $19.4 million, respectively, recorded in sales. For the three years ended December 31, 2018, 2017 and 2016, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the years ended December 31, 2018, 2017 and 2016, we recognized net foreign exchange losses of $4.3 million, gains of $17.1 million and losses of  $0.9 million, respectively, in the consolidated statements of operations. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.3 million classified in other assets was less than $0.1 million in other liabilities on our consolidated balance sheets.

The activity, net of tax, in accumulated other comprehensive loss related to foreign currency forward exchange contracts for the years ended December 31, 2018, 2017 and 2016 was as follows:

(In millions)	2018	2017	2016
Unrealized gains (losses) at beginning of period, net of tax	$8.6	$(25.9)	$(15.0)
Losses reclassified to net sales	0.9	8.9	14.4
(Decrease) increase in fair value	(20.1)	25.6	(25.3)
Unrealized (losses) gains at end of period, net of taxes	$(10.6)	$8.6	$(25.9)

Unrealized loss of $5.0 million recorded in accumulated other comprehensive loss, net of tax of $1.5 million, as of December 31, 2018 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded. The impact of credit risk adjustments was immaterial for the three years.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile).  As of December 31, 2018, the Company had commodity swap agreements with a notional value of $16.6 million. The swaps mature monthly from January 2019 through December 2020. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the principal terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was a liability of $2.5 million at December 31, 2018.

Note 15 — Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, employment and health and safety matters. While it is impossible to predict the ultimate resolution of litigation, investigations and claims asserted against us, we believe, based upon our examination of currently available information, our experience to date, and advice from legal counsel, that, after taking into account our existing insurance coverage and amounts already provided for, the currently pending legal proceedings against us will not have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Environmental Matters

We have been named as a potentially responsible party (“PRP”) with respect to the below hazardous waste disposal sites that we do not own or possess, which are included on, or proposed to be included on, the Superfund National Priority List of the U.S. Environmental Protection Agency (“EPA”) or on equivalent lists of various state governments. Because the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) allows for joint and several liability in certain circumstances, we could be responsible for all remediation costs at such sites, even if we are one of many PRPs. We believe, based on the amount and nature of our waste, and the number of other financially viable PRPs, that our liability in connection with such environmental matters will not be material.

Lower Passaic River Study Area

Hexcel together with approximately 48 other PRPs that comprise the Lower Passaic Cooperating Parties Group (the “CPG”). are subject to a May 2007 Administrative Order on Consent (“AOC”) with the EPA requiring the CPG to perform a Remedial Investigation/Feasibility Study of environmental conditions of a 17-mile stretch of the Passaic River in New Jersey (the “Lower Passaic River”). We were included in the CPG based on our operations at our former manufacturing site in Lodi, New Jersey.

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the Lower Passaic River at an expected cost ranging from $0.97 billion to $2.07 billion. This estimate does not include any costs related to a future remedy for the upper nine miles of the Lower Passaic River. In August 2017, the EPA appointed an independent third party allocation expert to make recommendations on the relative liability of approximately 120 identified non-government PRP’s, which is not expected to be completed until 2020.

In October 2016, pursuant to a settlement agreement with the EPA, Occidental Chemical Corporation (“OCC”), one of the PRPs commenced performance of the remedial design required by the ROD, reserving its right of cost contribution from all other PRPs. In June 2018, OCC filed suit against approximately 120 parties, including Hexcel, in the U.S. District Court of the District of New Jersey Seeking cost recovery and contribution under CERCLA related to the Lower Passaic River. We do not know whether this litigation will impact the EPA’s allocation process or the ultimate outcome of the matter.

The accrual balance related to the Lower Passaic River site was $2.1 million as of December 31, 2018 and $2.0 million at December 2017. Given the uncertainty associated with the many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

Omega Chemical Corporation Superfund Site

We are a PRP at a former Omega Chemical Corporation (“Omega”) chemical waste site in Whittier, California. The PRPs at the Omega site have established the Omega Chemical Site a PRP Organized Group, (the “OPOG”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. OPOG has attributed approximately either 1.2% or 2.1% of the waste tonnage sent to the site to Hexcel based on different sections within the Omega site. In addition, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a ROD finding that the OPOG members will be required to remediate the regional groundwater contamination in that vicinity as well. As a member of OPOG, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, though our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.3 million and $0.6 million at December 31, 2018 and 2017, respectively.

Environmental remediation reserve activity for the three years ended December 31, 2018 was as follows:

(In millions)	2018	2017	2016
Beginning remediation accrual balance	$2.8	$3.2	$2.9
Current period expenses	0.3	0.1	1.2
Cash expenditures	(0.4)	(0.5)	(0.9)
Ending remediation accrual balance	$2.7	$2.8	$3.2

Environmental Summary

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River, New Jersey and other sites are accrued in the consolidated balance sheets. As of December 31, 2018 and 2017, our aggregate environmental related accruals were $2.7 million and $2.8 million, respectively. As of December 31, 2018 and 2017, $0.8 million and $0.9 million, respectively, were included in current other accrued liabilities with the remainder included in other non-current liabilities. As related to certain environmental matters, the accruals were estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at December 31, 2018 and 2017.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Environmental remediation spending charged directly to our reserve balance was $0.4 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively. In addition, our operating costs relating to environmental compliance charged directly to expense were $15.6 million and $9.9 million for the years ended December 31, 2018 and 2017.

Product Warranty

Warranty expense for the years ended December 31, 2018, 2017 and 2016, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2015	$6.1
Warranty expense	5.1
Deductions and other	(5.7)
Balance as of December 31, 2016	$5.5
Warranty expense	3.0
Deductions and other	(4.9)
Balance as of December 31, 2017	$3.6
Warranty expense	4.6
Deductions and other	(3.4)
Balance as of December 31, 2018	$4.8

Note 16 — Supplemental Cash Flow

Supplemental cash flow information, for the years ended December 31, 2018, 2017 and 2016, consisted of the following:

(In millions)	2018	2017	2016
Cash paid for:
Interest	$37.2	$22.6	$23.2
Taxes	$36.5	$22.4	$31.7

Note 17 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations. The components of accumulated other comprehensive loss as of December 31, 2018 and 2017 were as follows:

	Unrecognized Net Defined Benefit	Change in Fair Value of Derivatives	Foreign Currency
(In millions)	Plan Costs	Products	Translation	Total
Balance at December 31, 2017	$(18.5)	$14.8	$(41.3)	$(45.0)
Other comprehensive income (loss) before reclassifications	3.6	(22.1)	(45.5)	(64.0)
Amounts reclassified from accumulated other comprehensive loss	(0.5)	1.5	—	1.0
Other comprehensive income (loss)	3.1	(20.6)	(45.5)	(63.0)
Balance at December 31, 2018	$(15.4)	$(5.8)	$(86.8)	$(108.0)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the year ended December 31, 2018 were net losses of $0.7 million less taxes of $0.2 million. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the year ended December 31, 2018 were net losses of $25.8 million less taxes of $5.7 million related to foreign currency forward exchange contracts, $0.2 million less taxes of $0.1 million related to interest swaps and $2.5 million less taxes of $0.6 million related to commodity swaps.

Note 18 — Segment Information

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

The following table presents financial information on our segments as of December 31, 2018, 2017 and 2016, and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-Party Sales
2018	$1,770.5	$418.6	$—	$2,189.1
2017	1,597.1	376.2	—	1,973.3
2016	1,610.0	394.3	—	2,004.3
Intersegment sales
2018	$74.6	$0.1	$(74.7)	—
2017	63.6	0.4	(64.0)	—
2016	67.6	0.1	(67.7)	—
Operating income (loss)
2018	$373.8	$50.6	$(53.2)	$371.2
2017	359.4	48.7	(57.5)	350.6
2016	368.3	50.0	(58.2)	360.1
Depreciation and Amortization
2018	$113.9	$9.1	$0.1	$123.1
2017	96.8	7.5	0.2	104.5
2016	86.0	7.2	0.1	93.3
Equity in earnings from affiliated companies
2018	$—	$5.6	$—	$5.6
2016	—	3.3	—	3.3
2016	—	2.5	—	2.5
Other expense (income), net
2018	$—	$7.7	$—	$7.7
Segment assets
2018	$2,501.9	$272.9	$49.3	$2,824.1
2017	2,415.5	279.1	86.3	2,780.9
2016	2,127.2	220.7	52.7	2,400.6
Investments in affiliated companies
2018	$2.4	$32.1	$14.2	$48.7
2017	—	26.5	21.2	47.7
2016	—	23.1	30.0	53.1
Accrual basis additions to property, plant and equipment
2018	$173.5	$5.6	$—	$179.1
2017	270.3	14.1	—	284.4
2016	305.2	14.9	0.1	320.2

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2018, 2017 and 2016:

(In millions)	2018	2017	2016
Net sales by Geography (a):
United States	$1,055.9	$937.3	$957.8
International
France	369.8	335.7	335.2
Spain	189.5	187.0	219.7
Germany	216.0	206.0	169.5
United Kingdom	167.3	160.4	154.2
Austria	111.4	86.1	92.8
Other	79.2	60.8	75.1
Total international	1,133.2	1,036.0	1,046.5
Total consolidated net sales	$2,189.1	$1,973.3	$2,004.3

Net Sales to External Customers (b):
United States	$909.8	$806.6	$833.1
International
Germany	233.1	217.7	210.5
Spain	194.1	199.4	204.4
France	201.7	161.5	153.8
United Kingdom	79.0	80.1	95.5
Other	571.4	508.0	507.0
Total international	1,279.3	1,166.7	1,171.2
Total	$2,189.1	$1,973.3	$2,004.3

Long-lived assets (c):
United States	$1,332.1	$1,304.4	$1,213.8
International
France	397.7	402.7	217.2
United Kingdom	146.1	151.6	130.8
Spain	56.6	61.7	56.2
Other	86.3	94.6	79.8
Total international	686.7	710.6	484.0
Total consolidated long-lived assets	$2,018.8	$2,015.0	$1,697.8

(a)	Net sales by geography based on the location in which the product sold was manufactured.
(b)	Net sales to external customers based on the location to which the product sold was delivered.
(c)	Long-lived assets primarily consist of property, plant and equipment, net and goodwill.

Significant Customers and Suppliers

Approximately 41%, 44% and 41% of our 2018, 2017 and 2016 net sales, respectively, were to Airbus and its subcontractors. Of the 41% of overall sales to Airbus and its subcontractors in 2018, 38% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications. Approximately 25% for each of 2018 and 2017 and 28% of our 2016 net sales, respectively, were to Boeing and related subcontractors. Of the 25% of overall sales to Boeing and its subcontractors in 2018, 23% related to Commercial Aerospace market applications and 2% related to Space & Defense market applications. In the Composite Materials segment approximately 16% of sales for both 2018 and 2017 and 17% for 2016, respectively, were to Boeing and its subcontractors. Approximately 46%, 50% and 48% of sales for 2018, 2017 and 2016, respectively were to Airbus and its subcontractors. In the Engineered Products segment approximately 63%, 64% and 69% of sales for 2018, 2017 and 2016, respectively were to Boeing and its subcontractors.

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

Note 19 — Acquisitions

During 2017, we completed two acquisitions, which were accounted for as business combinations in accordance with ASC 805, Business Combinations. We acquired all of the outstanding shares of Structil SA (“Structil”), which further enhances our technology portfolio with new adhesives prepreg and putrusion technology. We also acquired the aerospace and defense business of Oxford Performance Materials (“OPM”), bringing thermoplastic, carbon fiber reinforced 3D printed parts to our product portfolio.

In connection with the acquisitions, the Company paid $64.1 million in cash, and returned shares previously purchased approximately valued at $20.0 million. In addition, the Company recognized a $2.9 million liability for contingent consideration, which represents the present value of certain earn-out payment obligations tied to future results. These transactions combined resulted in the recognition of approximately $38 million of goodwill, and approximately $32 million of intangible assets, as well as certain assets and liabilities. We also made an additional investment in CCI. CCI is a leader in carbon fiber recycling and repurposing.

In 2016, we acquired an interest in OPM for $15 million. We also issued an 8% convertible secured promissory note to Luminati Aerospace LLC (“Luminati”), in the amount of $10 million. Luminati is an aerospace technology company focusing on research, development, testing, and manufacturing of next generation solar-electric unmanned aerial vehicles, or UAVs.  The note matures in 2023 and the principal and interest are convertible into Luminati stock. The note will convert upon Luminati achieving certain milestones or at Hexcel’s discretion. We also invested in CCI.

In January 2016, we completed our acquisition of Formax (UK) Limited (“Formax”) by purchasing the remaining 50% interest at a price of $12 million. We previously acquired a 50% interest in the privately-owned company in December 2014. Formax is a leading manufacturer of composite reinforcements, specializing in the production of lightweight carbon fiber multi-axials and highly engineered glass fiber, carbon fiber and aramid fiber fabrics. The total purchase price, net of cash acquired and including the 50% interest acquired in December 2014, was $22 million and the assumption of long-term debt of $8.2 million.

The step acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity.  Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The Company engaged a third party to assist with the valuation of assets including property, plant and equipment and intangible assets. The fair value of the property, plant and equipment was based upon the assessed value of the land, which was determined to approximate fair value, as well as the income approach in determining the fair value of building improvements and equipment.  The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities.  The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, of $10.2 million was allocated to goodwill. The goodwill recognized is attributable to expected revenue synergies generated by the integration of our products and technologies with those of Formax, costs synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Formax.

Note 20 — Non-operating Expense

 In 2016, the Company amended and extended our $700 million senior unsecured revolving credit facility that now matures in June 2021. As a result of this amendment, we accelerated certain unamortized costs of the credit facility being replaced incurring a pretax charge of $0.4 million.

Note 21 — Subsequent Event

On January 3, 2019, we acquired ARC Technologies LLC for an agreed upon price of $160 million.  ARC is a leading supplier of custom RF / EMI and microwave absorbing composite materials for military, aerospace and industrial applications.  The acquisition strengthens our existing advanced materials portfolio in structural composites and thermoplastics and provides new opportunities for growth and market penetration.

Note 22 — Fair Value Measurements

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At December 31, 2018, we had one liability which utilized level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $2.2 million and $18.4 million, and approximately $16.7 million and $3.3 million, respectively, at December 31, 2018 and 2017. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•	Interest rate swap — valued using LIBOR yield curves at the reporting date. The fair value of assets and liabilities were both $0.6 million at December 31, 2018.
•

Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. The fair value of assets and liabilities at December 31, 2018 was $1.6 million and $15.3 million, respectively.

•	Commodity swap agreements— valued using quoted forward commodity prices at the reporting date. The fair value of liabilities at December 31, 2018 was $2.5 million.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in 2018 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3- during 2017 we recorded a contingent consideration liability related to our OPM acquisition for $2.9 million, of which the balance is $3.0 million at December 31, 2018. Changes to the initial amount recorded relates to interest accretion only. This amount was estimated based on certain contractual stipulations which requires us to make payments to the seller in the future based upon the achievement of certain results.  We used our current forecasted results of the acquired operations and discounted these future amounts using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results.

Note 23 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2018 and 2017 were:

	First	Second	Third	Fourth
(In millions, except per share data)	Quarter	Quarter	Quarter	Quarter
2018
Net sales	$540.1	$547.5	$540.5	$561.0
Gross margin	142.6	144.8	143.0	150.4
Operating income	82.4	96.5	96.5	95.8
Net income	61.6	68.8	80.1	66.1

Net income per common share:
Basic	$0.68	$0.77	$0.92	$0.78
Diluted	$0.68	$0.76	$0.91	$0.76

Market price:
High	$69.08	$73.26	$69.92	$67.44
Low	$61.67	$63.37	$65.30	$53.76

2017
Net sales	$478.8	$491.3	$491.5	$511.7
Gross margin	134.1	139.9	135.6	142.2
Operating income	78.6	89.7	89.1	93.2
Net income	64.6	61.6	69.7	88.1

Net income per common share:
Basic	$0.71	$0.68	$0.77	$0.97
Diluted	$0.70	$0.67	$0.76	$0.96

Market price:
High	$55.91	$54.93	$58.24	$63.93
Low	$49.77	$49.20	$50.50	$57.43

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

	Balance at			Balance
	beginning	Charged to	Deductions	at end of
(In millions)	of year	expense/(recovery)	and other	year
Year ended December 31, 2018
Allowance for doubtful accounts	$0.3	$1.4	$(1.4)	$0.3
Valuation allowance for deferred tax assets	54.9	(3.2)	(2.9)	48.8

Year ended December 31, 2017
Allowance for doubtful accounts	$0.4	$1.5	$(1.6)	$0.3
Valuation allowance for deferred tax assets	58.9	(10.6)	6.6	54.9

Year ended December 31, 2016
Allowance for doubtful accounts	$0.3	$0.1	—	$0.4
Valuation allowance for deferred tax assets	57.8	9.3	(8.2)	58.9