Form 10-Q
period 2019-03-31
HEXCEL CORP /DE/
filed 2019-04-23
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2019
COMMON STOCK	84,888,081

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In millions)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$43.7	$32.7
Accounts receivable, net	324.3	260.9
Inventories, net	334.5	297.8
Contract assets	53.7	50.5
Prepaid expenses and other current assets	26.1	33.9
Total current assets	782.3	675.8

Property, plant and equipment	2,894.5	2,839.9
Less accumulated depreciation	(991.8)	(963.4)
Net property, plant and equipment	1,902.7	1,876.5

Goodwill and other intangible assets	286.2	142.3
Investments in affiliated companies	50.9	48.7
Other assets	143.9	80.8
Total assets	$3,166.0	$2,824.1

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$9.7	$9.4
Accounts payable	165.2	161.9
Accrued compensation and benefits	62.1	75.8
Accrued liabilities	112.9	79.6
Total current liabilities	349.9	326.7

Commitments and contingencies (see Note 14)

Long-term debt	1,160.0	947.4
Retirement obligations	42.1	42.0
Other non-current liabilities	241.6	186.0
Total liabilities	1,793.6	1,502.1

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 108.8 shares and 108.5 shares issued at March 31, 2019 and December 31, 2018, respectively	1.1	1.1
Additional paid-in capital	811.8	798.3
Retained earnings	1,786.0	1,726.5
Accumulated other comprehensive loss	(113.9)	(108.0)
	2,485.0	2,417.9
Less – Treasury stock, at cost, 24.0 shares at March 31, 2019, and 23.7 shares at December 31, 2018, respectively.	(1,112.6)	(1,095.9)
Total stockholders' equity	1,372.4	1,322.0
Total liabilities and stockholders' equity	$3,166.0	$2,824.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2019	2018
Net sales	$609.9	$540.1
Cost of sales	442.7	397.5
Gross margin	167.2	142.6
Selling, general and administrative expenses	49.5	46.4
Research and technology expenses	14.9	13.8
Operating income	102.8	82.4
Interest expense, net	12.0	8.0
Income before income taxes, and equity in earnings from affiliated companies	90.8	74.4
Provision for income taxes	20.6	14.1
Income before equity in earnings from affiliated companies	70.2	60.3
Equity in earnings from affiliated companies	2.0	1.3
Net income	$72.2	$61.6
Basic net income per common share	$0.85	$0.68
Diluted net income per common share	$0.84	$0.68
Dividends per share	$0.15	$0.125
Weighted-average common shares:
Basic	85.0	90.0
Diluted	86.0	91.2

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2019	2018
Net Income	$72.2	$61.6
Currency translation adjustments	(2.8)	31.6
Net unrealized pension and other benefit actuarial gains and prior service credits	(0.4)	(0.8)
Net unrealized (losses) gains on financial instruments (net of tax)	(2.7)	4.8
Total other comprehensive (loss) income	(5.9)	35.6
Comprehensive income	$66.3	$97.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$72.2	$61.6
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	38.7	29.8
Amortization related to financing	0.3	0.3
Deferred income taxes	4.2	10.1
Equity in earnings from affiliated companies	(2.0)	(1.3)
Stock-based compensation	11.1	9.9
Changes in assets and liabilities:
Increase in accounts receivable	(59.4)	(41.2)
Increase in inventories	(32.3)	(14.6)
(Increase) decrease in prepaid expenses and other current assets	(5.8)	2.6
Increase in accounts payable/accrued liabilities	19.1	7.0
Other – net	(0.2)	(1.6)
Net cash provided by operating activities	45.9	62.6

Cash flows from investing activities
Capital expenditures	(61.1)	(59.5)
Acquisition of business	(158.4)	―
Net cash used for investing activities	(219.5)	(59.5)

Cash flows from financing activities
Borrowing from senior unsecured credit facility	289.0	133.0
Repayment of senior unsecured credit facility	(77.0)	(105.0)
Repayment of finance lease obligation and other debt, net	(0.2)	―
Dividends paid	(12.7)	(11.2)
Repurchase of stock	(11.2)	(30.1)
Activity under stock plans	(3.0)	(2.2)
Net cash provided by (used in) financing activities	184.9	(15.5)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	2.1
Net increase (decrease) in cash and cash equivalents	11.0	(10.3)
Cash and cash equivalents at beginning of period	32.7	60.1
Cash and cash equivalents at end of period	$43.7	$49.8
Supplemental data:
Accrual basis additions to property, plant and equipment	$57.5	$45.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2019 and March 31, 2018

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2017	$1.1	$774.3	$1,496.1	$(45.0)	$(731.4)	$1,495.1
Net income	—	—	61.6	—	—	61.6
Dividends paid on common stock	—	—	(11.2)	—	—	(11.2)
Impact of new accounting pronouncements	—	—	2.2	1.6	—	3.8
Change in other comprehensive income – net of tax	—	—	—	35.6	—	35.6
Stock based compensation	—	13.4	—	—	(5.7)	7.7
Acquisition of treasury stock	—	—	—	—	(30.1)	(30.1)
Balance, March 31, 2018	$1.1	$787.7	$1,548.7	$(7.8)	$(767.2)	$1,562.5

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2018	$1.1	$798.3	$1,726.5	$(108.0)	$(1,095.9)	$1,322.0
Net income	—	—	72.2	—	—	72.2
Dividends paid on common stock	—	—	(12.7)	—	—	(12.7)
Change in other comprehensive income – net of tax	—	—	—	(5.9)	—	(5.9)
Stock based compensation	—	13.5	—	—	(5.5)	8.0
Acquisition of treasury stock	—	—	—	—	(11.2)	(11.2)
Balance, March 31, 2019	$1.1	$811.8	$1,786.0	$(113.9)	$(1,112.6)	$1,372.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying Condensed Consolidated Financial Statements are those of Hexcel Corporation.  Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our significant accounting policies. Significant changes to our accounting policies subsequent to the filing of our Form 10-K, relate solely to the adoption of Topic 842, Leases, are discussed below in Recent Accounting Pronouncements as well as in Note 4.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the Condensed Consolidated Financial Statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations and cash flows for the interim periods presented.  The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from the audited 2018 consolidated balance sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K.

Investments in Affiliated Companies

We have a 50% equity investment in Aerospace Composites Malaysia Sdn. Bhd. (“ACM”) and a 25% equity investment in Hexcut Services.  These investments are accounted for using the equity method of accounting.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). This standard requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of leases with a duration of one year or less. We adopted the provisions of this standard on January 1, 2019, using the modified transition method which allows companies to recognize existing leases at the adoption date without requiring comparable presentation. As a result of the adoption of this standard we recognized approximately $50 million of right of use assets and related liabilities for operating leases that existed prior to January 1, 2019. These right of use assets were recorded in noncurrent assets, and the related liabilities were recorded in other accrued liabilities and other noncurrent liabilities. See Note 4 - Leases, for more details.

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

Note 2 — Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2019	2018
Basic net income per common share:
Net income	$72.2	$61.6
Weighted average common shares outstanding	85.0	90.0

Basic net income per common share	$0.85	$0.68

Diluted net income per common share:
Net income	72.2	61.6

Weighted average common shares outstanding — Basic	85.0	90.0
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.5
Stock options	0.6	0.7
Weighted average common shares outstanding — Dilutive	86.0	91.2

Diluted net income per common share	$0.84	$0.68

   Total shares underlying stock options of 0.3 million and 0.2 million, respectively, were excluded from the computation of diluted net income per share for the three months ended March 31, 2019 and March 31, 2018, as they were anti-dilutive.

Note 3 — Inventories

(In millions)	March 31, 2019	December 31, 2018
Raw materials	$170.3	$131.4
Work in progress	40.8	43.6
Finished goods	123.4	122.8
Total Inventory	$334.5	$297.8

Note 4 — Leases

The Company regularly enters into operating leases for certain buildings, equipment, parcels of land, and vehicles. As of January 1, 2019, we adopted the provisions of ASC 842, accounting for leases.  Accordingly, we capitalized all agreements with terms for more than one year, where a right of use asset was identified. In connection with the adoption of ASC 842 on January 1, 2019 we elected certain practical expedients available under ASC 842-10-65-1 that provide certain concessions to ease the burden of transition, such as the treatment of indirect lease costs, and service contracts which may contain embedded leases. In addition, we elected certain expedients not related to the transition, such as the election to capitalize lease and non-lease components of an agreement as a single component for purposes of simplicity, with the exception of those related to equipment and machinery.

Generally, amounts capitalized represent the present value of minimum lease payments over the term, and the duration is equivalent to the base agreement, however, in certain instances management used certain assumptions when determining the value and duration of certain leases.  These assumptions include, but are not limited to, the probability of renewing a lease term, certain future events impacting lease payments, as well as fair values not explicit in an agreement. Such assumptions impacted the duration of many of our building leases, as well as certain of our equipment leases.

In determining the lease renewal, management considered the need and ability to substitute a given asset, as well as certain conditions such as related contractual obligations to our customers (i.e. a contractual obligation of a customer requiring certain manufacturing proximities). In determining fair value management considered the stand alone value of an asset in an ordinary market as well as incurring certain costs to terminate an agreement.  Most of our leases do not include variable payments but contain scheduled escalations. Any lease payments tied to certain future indexes are adjusted on a go forward basis as those indexes become known.

At March 31, 2019, we had approximately $61.4 million of right of use assets recorded in other non-current assets, and $61.8 million of related liabilities, $50.3 of which was included in other non-current liabilities with the remainder in other current liabilities. The weighted average of the remaining lease terms was approximately 8 years.

We discount the future lease payments of our leases using the prevailing rates extended to us by our lenders relevant to the period of inception. These rates are comprised of LIBOR plus a stated spread less a component related to collateralization.  The rates are relative to the duration of the lease at inception and the country to which the lease agreement pertains to.  The weighted average interest rate used in calculating the fair values listed above was 2.5%.

The following table lists the schedule of cash payments related to right of use assets by year:

(In millions)
Remainder of 2019	$8.9
2020	11.3
2021	9.9
2022	7.2
2023	7.2
Thereafter	25.7
Total	$70.2

Operating lease expense recognized during the quarter ending March 31, 2019, relating to right of use assets, was $2.9 million, and was recorded in cost of goods sold as well as in operating expenses, in our condensed consolidated statements of operations. Expense related to operating leases which have a duration of a year or less were not material for the same period. Finance leases at March 31, 2019, were immaterial.

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the three months ended March 31, 2019 and 2018 were as follows:

	Quarter Ended March 31,
(In millions)	2019	2018
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3
Interest cost	0.2	0.1
Net periodic benefit cost	$0.5	$0.4

(In millions)	March 31, 2019	December 31, 2018
Amounts recognized on the balance sheet:
Accrued liabilities	$1.0	$0.9
Other non-current liabilities	18.3	17.2
	$19.3	$18.1

	Quarter Ended March 31,
(In millions)	2019	2018
European Defined Benefit Retirement Plans
Service cost	$0.3	$0.3
Interest cost	1.1	1.1
Expected return on plan assets	(2.2)	(2.4)
Net amortization and deferral	0.1	0.1
Net periodic benefit credit	$(0.7)	$(0.9)

(In millions)	March 31, 2019	December 31, 2018
Amounts recognized on the balance sheet:
Noncurrent asset	$46.6	$42.6

Accrued liabilities	1.2	0.4
Other non-current liabilities	20.0	18.8
Total accrued benefit	$21.2	$19.2

All costs related to our pensions are included as a component of operating income in our consolidated statements of operations. For the three months ended March 31, 2019 and 2018, amounts unrelated to service costs were a benefit of $0.8 million and $1.1 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  We have contributed approximately $0.2 million in the first three months of 2019 to cover unfunded benefits.  We expect to contribute a total of $0.9 million in 2019 to cover unfunded benefits.  We contributed $0.1 million to our U.S. non-qualified defined benefit retirement plans during the quarter ended March 31, 2018.

We contributed $1.2 million and $1.6 million to our European defined benefit retirement plans in the three months ended March 31, 2019 and 2018, respectively.  We plan to contribute approximately $5.0 million during 2019 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.3 million of net amortization gain deferral for the quarters ended March 31, 2019 and March 31, 2018. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the three months ended March 31, 2019 and 2018 were immaterial.

(In millions)	March 31, 2019	December 31, 2018
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$0.5
Other non-current liabilities	3.9	2.8
Total accrued benefit	$4.4	$3.3

Amounts contributed in connection with our postretirement plans, were immaterial for both the three months ended March 31, 2019 and March 31, 2018. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.5 million in 2019 to cover unfunded benefits.

Note 6 –– Debt

(In millions)	March 31, 2019	December 31, 2018
Current portion of finance lease	$0.7	$0.3
Current portion of Euro term loan	9.0	9.1
Current portion of debt	9.7	9.4
Non-current portion of Euro term loan	50.5	51.4
Senior unsecured credit facility due 2021	414.0	202.0
4.7% senior notes — due 2025	300.0	300.0
3.95% senior notes — due 2027	400.0	400.0
Senior notes — original issue discount	(1.9)	(2.0)
Senior notes — deferred financing costs	(4.7)	(4.8)
Non-current portion of finance lease and other debt	2.1	0.8
Long-term debt	1,160.0	947.4
Total debt	$1,169.7	$956.8

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for three months ended March 31, 2019 was 3.88% inclusive of approximately a 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior notes due in 2027 was $400.3 million at March 31, 2019.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%.  The effective interest rate for the three months ended March 31, 2019 was 4.83%. Based on quoted prices, the fair value of the notes due in 2025 was $314.1 million at March 31, 2019.

The Company has a revolving credit facility (the “Facility”) that allows up to $700 million of borrowings. The Facility matures in June 2021. The interest rate for the Facility at March 31, 2019 was LIBOR + 1.25%. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.875%, depending on the Company’s leverage ratio.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the Facility Agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility. In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

As of March 31, 2019, total borrowings under the Facility were $414.0 million, which approximates fair value due to its revolving nature. The Facility permits us to issue letters of credit up to an aggregate amount of $40 million. Outstanding letters of credit reduce the amount available for borrowing under our Facility. As of March 31, 2019, there were no outstanding letters of credit under the Facility, resulting in undrawn availability under the Facility as of March 31, 2019 of $286.0 million. The weighted average interest rate for the Facility was 4.17% for the three months ended March 31, 2019.

In 2016, we entered into a €60 million term loan.  The loan has two tranches of which the first tranche for €25 million has a rate of Euribor +1.2% and a final maturity date of June 30, 2023, and a second tranche for €35 million has a rate of Euribor +1.25% with a final maturity date of June 30, 2024. The loans are payable in annual installments that began on June 30, 2017, for the first tranche, and beginning on June 30, 2019, for the second. There is a zero percent floor on the Euribor. Amounts outstanding under this loan at March 31, 2019 were $59.4 million which approximates fair value under the market approach.

Note 7 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

        As of March 31, 2019, the Company had interest rate swaps, having a combined notional value of $50.0 million, that swap floating rate obligations for fixed rate obligations at an average rate of 1.09% against LIBOR in U.S. dollars. Both swaps mature in September 2019. The swaps are accounted for as cash flow hedges of our floating rate bank loan. To ensure the swaps were highly effective, all of the critical terms of the swaps matched the terms of the bank loan. The fair value of the interest rate swaps was an asset of $0.3 million at March 31, 2019 and $0.6 million at December 31, 2018.

At March 31, 2019 we had interest rate swaps related to European debt obligations which had a combined notional value of approximately €52.9 million. These derivatives swapped floating rate obligations for fixed rate obligations at a weighted average rate of 0.51% against Euribor in Euros.  The swaps amortize through the final maturities of the obligations, on June 30, 2023 and June 30, 2024, in annual installments. The derivatives are accounted for as cash flow hedges of the floating rate term loans.  To ensure the swaps were highly effective, all of the critical terms of the swap matched the terms of the bank loans.  The fair value of the interest rate swaps was a liability of $0.7 million at March 31, 2019, and $0.5 million at December 31, 2018.

The Company had treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 3.95% Senior Unsecured Notes. These hedges were designated as cash flow hedges therefore any change in fair value was recorded as a component of other comprehensive income. As part of the issuance of our senior notes, we net settled these derivatives and therefore the previously deferred gains recorded in other comprehensive income will be released to interest expense over the life of the senior notes. The effect of these treasury locks reduced the effective interest rate on the 2017 senior notes by approximately 0.25%.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through September 2021, which we account for as cash flow hedges. The aggregate notional amount of these contracts was $418.5 million and $416.5 million at March 31, 2019 and December 31, 2018, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, losses of $3.6 million were recorded in other comprehensive income (“OCI”) for the three months ended March 31, 2019 and gains of $8.4 million for the three months ended March 31, 2018.  We classified the carrying amount of these contracts of $1.1 million in other assets and $17.1 million in other liabilities, of which $10.0 million is recorded in noncurrent liabilities, on the Condensed Consolidated Balance Sheets at March 31, 2019 and $1.3 million in other assets and $15.3 million in other liabilities at December 31, 2018.  We recognized net losses of $1.8 million in gross margin during the three months ended March 31, 2019 and net gains of $2.3 million for the three months ended March 31, 2018.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the re-measurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended March 31, 2019 and 2018, we recognized net foreign exchange gains of $0.3 million and $2.0 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was $0.1 million classified in other assets and $0.2 million in other liabilities at March 31, 2019, and $0.3 million in other assets at December 31, 2018, in the Condensed Consolidated Balance Sheets.

 The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended March 31, 2019 and March 31, 2018 was as follows:

	Quarter Ended March 31,
(In millions)	2019	2018
Unrealized (losses) gains at beginning of period, net of tax	$(10.6)	$8.6
Losses (gains) reclassified to net sales	1.3	(1.6)
(Decrease) increase in fair value	(2.1)	6.4
Unrealized (losses) gains at end of period, net of tax	$(11.4)	$13.4

Unrealized losses of $6.5 million recorded in accumulated other comprehensive loss, net of tax of $2.5 million, as of March 31, 2019, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile).  As of March 31, 2019, we had commodity swap agreements with a notional value of $20.1 million. The swaps mature monthly through March 2021. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was a liability of $4.6 million at March 31, 2019.

Note 8 — Income Taxes

The income tax provision for the current quarter was $20.6 million compared to $14.1 million for the quarter ended March 31, 2018. Both periods benefited from deductions associated with share based compensation payments. Our underlying estimated annual effective income tax rate is expected to remain at 24%.

Note 9 — Fair Value Measurements

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $1.5 million and $22.6 million, respectively, at March 31, 2019.  In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Consolidated Balance Sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was an asset of $0.3 million and a liability of $0.7 million at March 31, 2019.
•

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at March 31, 2019 was $1.2 million and $17.3 million, respectively.

•	Commodity raw materials — valued using quoted forward prices at the reporting date. Fair value of liabilities at March 31, 2019 was $4.6 million.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended March 31, 2019 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3 — we have a liability for $3.0 million, which represents contingent consideration that was recognized in connection with the Company’s Oxford Performance Materials acquisition. This amount was estimated based on certain contractual stipulations which require payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results. The amount of interest related to this liability accreted during the three months ended March 31, 2019 was not material.

Note 10 — Revenue

Our revenue is primarily derived from the sale of inventory under long-term agreements with our customers. We have determined that individual purchase orders (“PO”), whose terms and conditions taken with a master agreement, create the ASC 606 contracts which are generally short-term in nature.  For those sales, which are not tied to a long-term agreement, we generate a PO that is subject to our standard terms and conditions. In instances where our customers acquire our goods related to government contracts, the contracts are typically subject to terms similar, or equal to, the Federal Acquisition Regulation Part 52.249-2, which contains a termination for convenience clause (“T for C”), which requires that the customer pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit.

We recognize revenue over time for those agreements that have T for C, and where the products being produced have no alternative use.  As our production cycle is typically six months or less, it is expected that goods related to the revenue recognized over time will be shipped and billed within the current year. Less than half of our agreements contain provisions which would require revenue to be recognized over time.

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the three months ended March 31, 2019 and 2018:

	Quarter Ended March 31,
(In millions)	2019	2018
Consolidated Net Sales	$609.9	$540.1
Commercial Aerospace	415.5	382.7
Space & Defense	107.8	90.1
Industrial	86.6	67.3

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in our Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the three months ended March 31, 2019 is as follows:

`
(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2018	$12.9	$37.6	$50.5
Net revenue billed	(1.4)	4.6	3.2
Balance at March 31, 2019	$11.5	$42.2	$53.7

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

Financial information for our operating segments for the three months ended March 31, 2019 and 2018 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions	Materials	Products	Other (a)	Total
First Quarter 2019
Net sales to external customers	$487.7	$122.2	$—	$609.9
Intersegment sales	19.2	0.1	(19.3)	—
Total sales	$506.9	$122.3	$(19.3)	$609.9
Operating income	112.5	14.8	(24.5)	102.8
Depreciation and amortization	34.9	3.8	—	38.7
Stock-based compensation	4.1	0.8	6.2	11.1
Accrual basis additions to capital expenditures	56.8	0.7	—	57.5

First Quarter 2018
Net sales to external customers	$444.6	$95.5	$—	$540.1
Intersegment sales	19.2	—	(19.2)	—
Total sales	$463.8	$95.5	$(19.2)	$540.1
Operating income	91.0	9.9	(18.5)	82.4
Depreciation and amortization	27.5	2.3	—	29.8
Stock-based compensation	3.6	0.7	5.6	9.9
Accrual basis additions to capital expenditures	45.3	—	—	45.3

(a)	We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets

	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2018	$98.2	$44.1	$142.3
Amortization Expense	0.5	1.2	1.7
Additions	—	145.8	145.8
Currency translation adjustments	(2.1)	(1.5)	(3.6)
Balance at March 31, 2019	$96.6	$189.6	$286.2

The addition to goodwill and intangible assets is due to the acquisition of ARC Technologies LLC, discussed in Note 13. At March 31, 2019, the balance of goodwill and intangible assets was $189.4 million and $96.8 million, respectively. No impairments have been recorded against these amounts.

Note 12 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of March 31, 2019 and December 31, 2018 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2018	$(15.4)	$(5.8)	$(86.8)	$(108.0)
Other comprehensive loss before reclassifications	(0.2)	(4.3)	(2.8)	(7.3)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	1.6	―	1.4
Other comprehensive loss	(0.4)	(2.7)	(2.8)	(5.9)
Balance at March 31, 2019	$(15.8)	$(8.5)	$(89.6)	$(113.9)

(1)	Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2019, were $0.2 million with no material tax impact. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the quarter ended March 31, 2019 were net losses of $1.8 million less taxes of $0.4 million related to foreign currency forward exchange contracts and $0.7 million less taxes of $0.2 million related to commodity swaps. We also recorded net gains of $0.4 million less taxes of $0.1 million related to interest rate swaps.

Note 13 — Acquisitions

       During the quarter ended March 31, 2019, we acquired all of the outstanding equity interests in ARC Technologies LLC, a leading supplier of customer RF/EMI and microwave absorbing composite materials for military, aerospace and industrial applications, for approximately $158.4 million in cash, plus a future payment of $5.4 million, that will be paid in 2019. This acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations.

In connection with the acquisition, the Company recognized approximately $82.8 million of goodwill, and approximately $63.0 million of intangible assets which are included in our Engineered Products segment.

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

Lower Passaic River Study Area

Hexcel together with approximately 48 other PRPs that comprise the Lower Passaic Cooperating Parties Group (the “CPG”), are subject to a May 2007 Administrative Order on Consent (“AOC”) with the EPA requiring the CPG to perform a Remedial Investigation/Feasibility Study of environmental conditions of a 17-mile stretch of the Passaic River in New Jersey (the “Lower Passaic River”). We were included in the CPG based on our operations at our former manufacturing site in Lodi, New Jersey.

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

The accrual was $2.1 million as of March 31, 2019 and at December 31, 2018. Given the uncertainty associated with the many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established The Omega Chemical Site PRP Organized Group, (the “OPOG”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. OPOG has attributed either 1.21% or 2.07% of the waste tonnage (dependent on the specific location within the Omega Chemical Site) sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued an ROD; the OPOG members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of OPOG, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.3 million at March 31, 2019 and at December 31, 2018.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the consolidated balance sheets. As of March 31, 2019 and December 31, 2018, our aggregate environmental related accruals were $2.6 million and $2.7 million, respectively, of which $0.7 million and $0.8 million, respectively, was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at March 31, 2019.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the quarter ended March 31, 2019, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2018	$4.8
Warranty expense	2.4
Deductions and other	(0.3)
Balance as of March 31, 2019	$6.9

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop, manufacture, and market lightweight, high-performance structural materials, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, adhesives, RF/EMI and microwave absorbing materials, engineered honeycomb and composite structures, for use in Commercial Aerospace, Space & Defense and Industrial markets. Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, recreational products and other industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe, Russia, India and Africa. We are also a partner in a joint venture in Malaysia, which manufactures composite structures for Commercial Aerospace applications.

On January 3, 2019, we acquired ARC Technologies, LLC (“ARC”), a leading supplier of custom RF/EMI and microwave absorbing composite materials for military, aerospace and industrial applications.  The acquisition strengthens our existing advanced materials portfolio in structural composites and thermoplastics.

We have two segments, Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resins, prepregs and other fiber-reinforced matrix materials, honeycomb core product lines and pultruded profiles.  The Engineered Products segment is comprised of lightweight high strength composite structures, RF/EMI and microwave absorbing materials, engineered core and specialty machined honeycomb products with added functionality.

Net sales for the quarter were $609.9 million, 12.9% greater (14.9% in constant currency) than the $540.1 million reported for the first quarter of 2018.  The increase in sales the quarter was driven by strong growth across all markets and included sales from the ARC acquisition.

Commercial Aerospace sales of $415.5 million increased 8.6% (9.6% in constant currency) for the quarter as compared to the first quarter of 2018.  The first quarter benefited from increased growth for most programs with particularly strong performance for the A320neo and 737 MAX, as well as continued growth for the 787 and A350.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up 7% for the first quarter of 2019, as compared to 2018, reflecting strengthening of business jet sales.

Space & Defense sales of $107.8 million increased 19.6% (21.8% in constant currency) for the quarter as compared to the first quarter of 2018 including sales from the ARC acquisition. Growth in the F-35 Joint Strike Fighter (“JSF”) was the primary driver along with continued strength in military rotorcraft. Rotorcraft accounted for just over 40% of Space & Defense sales in the quarter.

Total Industrial sales of $86.6 million for the first quarter of 2019 increased 28.7% (36.8% in constant currency) as compared to the first quarter of 2018. Wind energy sales improved 66.6% (78.0% in constant currency) compared to the prior year period as the transition to the new generation of composite blades started in mid-2018.

Gross margin for the first quarter of 2019 was 27.4% as compared to 26.4% for the first quarter of 2018, as 2018 was negatively impacted by several headwinds including acrylonitrile (AN) and wind energy resin pricing. Our new plant in Roussillon, France is now fully operational and producing qualified precursor and aerospace grade carbon fiber.

Selling, general and administrative expenses for the first quarter 2019 were lower as a percentage of sales and in constant currency than the prior year period as we maintained tight cost control.  Research and technology expenses for the first quarter of 2019 were about 8% higher in constant currency than the comparable 2018 period, as we continued to invest in advance composite technology and innovation.

Operating cash flow for the first three months of 2019 was $45.9 million compared to $62.6 million in 2018, as working capital increased resulting in a cash use of $78.4 million in 2019 as compared to a use of $46.2 million in 2018 reflecting growth in the underlying business. For the first three months of 2019, capital expenditures were $61.1 million as compared to $59.5 million in the first three months of 2018.  Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first three months of 2019 was a cash use $15.2 million versus a source of $3.1 million in 2018.

Accrual basis additions to capital expenditures were $57.5 million for the first three months of 2019 and $45.3 million in 2018. We expect accrual basis capital expenditures to be in the $170 million to $190 million range for 2019.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2019	2018	% Change
Net sales	$609.9	$540.1	12.9%
Net sales change in constant currency			14.9%
Operating income	$102.8	$82.4	24.8%
As a percentage of net sales	16.9%	15.3%
Net income	72.2	61.6	17.2%
Diluted net income per common share	$0.84	$0.68	23.5%

The Company’s performance measurement includes free cash flow, which is a non-GAAP measure. Management believes this non-GAAP measurement is meaningful to investors because it provides a view of Hexcel with respect to ongoing operating results. This non-GAAP measurement is not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to a GAAP measure of performance.  The following is a reconciliation from GAAP to non-GAAP amounts.

	Three Months Ended March 31,
(In millions)	2019	2018
Net cash provided by operating activities	$45.9	$62.6
Less: Capital expenditures	(61.1)	(59.5)
Free cash flow (Non-GAAP)	$(15.2)	$3.1

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the three months ended March 31, 2019 and 2018:

	Quarter Ended March 31,
(In millions)	2019	2018	% Change
Consolidated Net Sales	$609.9	$540.1	12.9%
Commercial Aerospace	415.5	382.7	8.6%
Space & Defense	107.8	90.1	19.6%
Industrial	86.6	67.3	28.7%

Composite Materials	$487.7	$444.6	9.7%
Commercial Aerospace	323.4	303.2	6.7%
Space & Defense	77.7	74.1	4.9%
Industrial	86.6	67.3	28.7%

Engineered Products	$122.2	$95.5	28.0%
Commercial Aerospace	92.1	79.5	15.8%
Space & Defense	30.1	16.0	88.1%

Sales by Segment

Composite Materials: Net sales of $487.7 million in the first quarter of 2019 increased $43.1 million from the $444.6 million in sales for the prior year quarter, driven by strong growth in Commercial Aerospace and in wind energy sales in Industrial. The increase in Commercial Aerospace for the first three months of 2019 benefitted from increased production rates and higher composite content on the new narrow body planes. Space & Defense sales primarily benefitted from growth in the JSF program. Wind energy sales were up in 2019 as the transition to new generation blades that are longer with a higher composite content started in mid-2018.

Engineered Products: Net sales of $122.2 million in the first quarter of 2019 increased $26.7 million from the $95.5 million for 2018. This was attributable to an increase in Commercial Aerospace sales benefitting from the ARC acquisition as well as reflecting strong growth in the A320neo and 737 MAX.

Sales by Market

Commercial Aerospace sales of $415.5 million increased 8.6% (9.6% in constant currency) for the quarter as compared to the first quarter of 2018.  The first quarter benefited from increased growth for most programs with particularly strong performance for the A320neo and 737 MAX, as well as continued growth for the 787 and A350.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up 7% for the first quarter of 2019, as compared to 2018, reflecting strengthening of business jet sales.

Space & Defense sales of $107.8 million increased 19.6% (21.8% in constant currency) for the quarter as compared to the first quarter of 2018 including sales from the ARC acquisition. Growth in the F-35 Joint Strike Fighter (“JSF”) was the primary driver along with continued strength in military rotorcraft. Rotorcraft accounted for just over 40% of Space & Defense sales in the quarter.

Total Industrial sales of $86.6 million for the first quarter of 2019 increased 28.7% (36.8% in constant currency) as compared to the first quarter of 2018. Wind energy sales improved 66.6% (78.0% in constant currency) compared to the prior year period as the transition to the new generation of composite blades started in mid-2018.

Gross Margin

	Quarter Ended March 31,
(In millions)	2019	2018	% Change
Gross margin	$167.2	$142.6	17.3%
Percentage of sales	27.4%	26.4%

Gross margin for the first quarter was 27.4% compared to 26.4% in the first quarter of 2018, as 2018 was negatively impacted by several headwinds including AN and wind energy resin pricing. Our new plant in Roussillon, France is now fully operational and producing qualified precursor and aerospace grade carbon fiber.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2019	2018	% Change
SG&A expense	$49.5	$46.4	6.7%
Percentage of sales	8.1%	8.6%

R&T expense	$14.9	$13.8	8.0%
Percentage of sales	2.4%	2.6%

Selling, general and administrative expenses for the first quarter of 2019 were lower as a percentage of sales than the comparable periods in 2018 as we maintained tight cost control. Research and technology expense increased for the first quarter of 2019 by $1.1 million, or 8% as we continue to invest in innovative composite products and solutions to support our customers and next-generation products.

Operating Income

	Quarter Ended March 31,
(In millions)	2019	2018	% Change
Consolidated operating income	$102.8	$82.4	24.8%
Operating margin	16.9%	15.3%
Composite Materials	112.5	91.0	23.6%
Operating margin	22.2%	19.6%
Engineered Products	14.8	9.9	49.5%
Operating margin	12.1%	10.4%
Corporate & Other	(24.5)	(18.5)	32.4%

Operating income for the first quarters of 2019 and 2018 was $102.8 million and $82.4 million, respectively. Exchange rates favorably impacted the first quarter of 2019 by 50 basis points compared to 2018. Depreciation and amortization expense for the first three months of 2019 was $8.9 million higher than the comparable period for 2018.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2019	2018	% Change
Interest expense, net	$12.0	$8.0	50.0%

Interest expense for the first quarter ended March 31, 2019 increased $4.0 million as compared to the same period last year. The increase was primarily due to higher debt levels as a result of the ARC acquisition.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2019	2018
Income tax expense	$20.6	$14.1
Effective tax rate	22.7%	18.9%

The income tax provision for the current quarter was $20.6 million compared to $14.1 million for the quarter ended March 31, 2018. Both periods benefited from deductions associated with share based compensation payments. Our underlying estimated annual effective income tax rate is expected to remain at 24%.

Financial Condition

Liquidity: As of March 31, 2019, our total debt, net of cash, was $1,126.0 million, as compared to $924.1 million at December 31, 2018.  The increase in debt in the first three months of 2019 primarily reflects the ARC acquisition. At March 31, 2019, total borrowings under our $700 million Senior Unsecured Revolving Credit Facility (“the Facility”) were $414 million. The Facility permits us to issue letters of credit up to an aggregate amount of $40.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under our Facility.  As of March 31, 2019, we had not issued any letters of credit under the Facility, resulting in undrawn availability under the Facility of $286 million.

The Facility contains financial and other covenants, including, but not limited to, restrictions on the incurrence of debt and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.  In accordance with the terms of the Facility, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA, as defined in the credit agreement, to interest expense) and may not exceed a maximum leverage ratio of 3.50 (based on the ratio of total debt to EBITDA) throughout the term of the Facility.  In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. As of March 31, 2019, we were in compliance with all debt covenants and expect to remain in compliance.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility.  As of March 31, 2019, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until September 2021 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $45.9 million in the first three months of 2019, as compared to $62.6 million in the first three months of 2018. The change in working capital was a use of $78.4 million in 2019 as compared to $46.2 million in 2018, driven by growth in the underlying business.

Investing Activities: Net cash used for investing activities was $219.5 million and $59.5 million in the first three months of 2019 and 2018, respectively. The first quarter of 2019 includes $158.4 million for the ARC acquisition. Capital expenditures were $61.1 million and $59.5 million in 2019 and 2018, respectively.

Financing Activities: Financing activities provided $184.9 million of cash in the first three months of 2019, and were a use of $15.5 million in the same period in 2018.  This increase in cash provided was primarily due to amounts borrowed from our Facility to fund the ARC acquisition. We returned $23.9 million to stockholders from stock repurchases and dividends in 2019 compared to $41.3 million in 2018.

Financial Obligations and Commitments: As of March 31, 2019, the current portion of debt included $9.0 million related to the Euro term loan. The next significant scheduled debt maturity will not occur until 2021, when the Facility matures.  Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Significant changes to our accounting policies subsequent to the filing of our Form 10-K, relate  to the adoption of Topic 842, Leases, as discussed in Notes 1 and 4 to our financial statements.

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

Our estimate of liability as a potentially responsible party and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey and other sites are accrued in the consolidated balance sheets. As of March 31, 2019, our aggregate environmental related accruals were $2.6 million, of which $0.7 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued at the high end of the range of possible outcomes, for those sites where we are able to estimate our liability, our accrual would have been approximately $16 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, the amount of insurance coverage and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

(g) expectations regarding working capital trends and expenditures; (h) expectations as to the level of capital expenditures and when we will complete the construction of capacity expansions and qualification of new products; (i) expectations regarding our ability to maintain and improve margins as we add new facilities and in view of the current economic environment; (j) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations; (k) our projections regarding our income tax rate and the realizability of net operating loss and tax credit carryforwards; and (l) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2019 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas, including any reduction in sales to Boeing related to a decrease in production volume of the 737 MAX; changes in sales mix; changes in current pricing and cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; availability and cost of raw materials; supply chain disruptions; inability to install, staff and qualify necessary capacity or achievement of planned manufacturing improvements; cybersecurity breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions; including but not limited to, the effect of change in U.S. trade policies and the exit of the U.K. from the European Union; work stoppages or other labor disruptions; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  We do not undertake an obligation to update our forward-looking statements or risk factors to reflect future events or circumstances, except as otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2018 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2019, and with the participation of the company's management have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 13 on pages 15 through 16 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. With the exception of the below risk factor, there were no material changes in the Company’s risk factors from the aforementioned 10-K. In addition, future uncertainties may increase the magnitude of these adverse effects or give rise to additional material risks not now contemplated.

If we fail to comply with government procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

        We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, including the government security requirements and government export control laws and regulations. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions, including suspension or debarment from contracting with the U.S. government.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2019	193,603	$57.75	193,603		$373,594,906
February 1 – February 28, 2019	—	—	—		373,594,906
March 1 – March 31, 2019	—	—	—		373,594,906
Total	193,603	$57.75	193,603	(1)	$373,594,906

(1)	On May 7, 2018, we announced that our Board authorized us to repurchase an additional $500 million of our outstanding common stock of which $373.6 million was still available at March 31, 2019.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit No.	Description

10.1*	Form of Executive Severance Agreement entered into between Hexcel Corporation and Colleen Pritchett on March 20, 2019.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) related notes.

* Indicates management contract or compensatory plan or arrangement.

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Form of Executive Severance Agreement entered into between Hexcel Corporation and Colleen Pritchett on March 20, 2019.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) related notes.

* Indicates management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hexcel Corporation

April 23, 2019	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Senior Vice President, Corporate Controller and
Chief Accounting Officer