Form 10-Q
period 2019-06-30
HEXCEL CORP /DE/
filed 2019-07-22
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	HXL	New York Stock Exchange

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2019
COMMON STOCK	85,082,980

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In millions)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$55.4	$32.7
Accounts receivable, net	313.3	260.9
Inventories, net	339.3	297.8
Contract assets	59.7	50.5
Prepaid expenses and other current assets	30.4	33.9
Total current assets	798.1	675.8

Property, plant and equipment	3,005.3	2,902.1
Less accumulated depreciation	(1,083.4)	(1,025.6)
Net property, plant and equipment	1,921.9	1,876.5

Goodwill and other intangible assets	283.6	142.3
Investments in affiliated companies	51.8	48.7
Other assets	139.7	80.8
Total assets	$3,195.1	$2,824.1

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$9.7	$9.4
Accounts payable	177.8	161.9
Accrued compensation and benefits	66.9	75.8
Accrued liabilities	105.3	79.6
Total current liabilities	359.7	326.7

Commitments and contingencies (see Note 14)

Long-term debt	1,115.8	947.4
Retirement obligations	42.4	42.0
Other non-current liabilities	234.8	186.0
Total liabilities	1,752.7	1,502.1

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 109.0 shares and 108.5 shares issued at June 30, 2019 and December 31, 2018, respectively	1.1	1.1
Additional paid-in capital	817.9	798.3
Retained earnings	1,854.1	1,726.5
Accumulated other comprehensive loss	(118.1)	(108.0)
	2,555.0	2,417.9
Less – Treasury stock, at cost, 24.0 shares at June 30, 2019, and 23.7 shares at December 31, 2018, respectively.	(1,112.6)	(1,095.9)
Total stockholders' equity	1,442.4	1,322.0
Total liabilities and stockholders' equity	$3,195.1	$2,824.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Net sales	$609.0	$547.5	$1,218.9	$1,087.6
Cost of sales	440.2	402.7	882.9	800.2
Gross margin	168.8	144.8	336.0	287.4
Selling, general and administrative expenses	39.5	35.3	89.0	81.7
Research and technology expenses	14.2	13.0	29.1	26.8
Operating income	115.1	96.5	217.9	178.9
Interest expense, net	11.9	8.7	23.9	16.7
Income before income taxes, and equity in earnings from affiliated companies	103.2	87.8	194.0	162.2
Provision for income taxes	23.6	20.0	44.2	34.1
Income before equity in earnings from affiliated companies	79.6	67.8	149.8	128.1
Equity in earnings from affiliated companies	1.3	1.0	3.3	2.3
Net income	$80.9	$68.8	$153.1	$130.4
Basic net income per common share	$0.95	$0.77	$1.80	$1.45
Diluted net income per common share	$0.94	$0.76	$1.78	$1.44
Dividends per share	$0.15	$0.125	$0.30	$0.25
Weighted-average common shares:
Basic	85.2	88.8	85.1	89.4
Diluted	86.2	89.9	86.1	90.5

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net Income	$80.9	$68.8	$153.1	$130.4
Currency translation adjustments	(1.4)	(57.4)	(4.2)	(25.8)
Net unrealized pension and other benefit actuarial gains and prior service credits	0.1	1.3	(0.3)	0.5
Net unrealized losses on financial instruments (net of tax)	(2.9)	(16.9)	(5.6)	(12.1)
Total other comprehensive income	(4.2)	(73.0)	(10.1)	(37.4)
Comprehensive income	$76.7	$(4.2)	$143.0	$93.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$153.1	$130.4
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	72.7	59.6
Amortization related to financing	0.9	0.7
Deferred income taxes	6.8	12.7
Equity in earnings from affiliated companies	(3.3)	(2.3)
Stock-based compensation	13.5	12.0
Changes in assets and liabilities:
Increase in accounts receivable	(48.0)	(43.4)
Increase in inventories	(36.3)	(28.6)
Increase in prepaid expenses and other current assets	(15.8)	(12.9)
Increase in accounts payable/accrued liabilities	17.4	24.7
Other – net	(3.8)	4.3
Net cash provided by operating activities	157.2	157.2

Cash flows from investing activities
Capital expenditures	(99.3)	(101.9)
Acquisition of business	(163.2)	―
Net cash used for investing activities	(262.5)	(101.9)

Cash flows from financing activities
Repayments of Euro term loan	(9.0)	(4.2)
Borrowing from senior unsecured credit facility - 2024	408.0	―
Repayment of senior unsecured credit facility - 2024	(30.0)	―
Borrowing from senior unsecured credit facility - 2021	345.0	379.0
Repayment of senior unsecured credit facility - 2021	(547.0)	(244.0)
Repayment of finance lease obligation and other debt, net	(0.4)	―
Issuance costs related to senior credit facility	(2.2)	―
Dividends paid	(25.5)	(22.4)
Repurchase of stock	(11.2)	(181.0)
Activity under stock plans	0.5	(0.7)
Net cash provided by (used in) financing activities	128.2	(73.3)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(3.0)
Net increase (decrease) in cash and cash equivalents	22.7	(21.0)
Cash and cash equivalents at beginning of period	32.7	60.1
Cash and cash equivalents at end of period	$55.4	$39.1
Supplemental data:
Accrual basis additions to plant, property and equipment	$107.6	$90.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019 and June 30, 2018

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2017	$1.1	$774.3	$1,496.1	$(45.0)	$(731.4)	$1,495.1
Net income	—	—	61.6	—	—	61.6
Dividends paid on common stock	—	—	(11.2)	—	—	(11.2)
Impact of new accounting pronouncements		—	2.2	1.6	—	3.8
Change in other comprehensive income – net of tax	—	—	—	35.6	—	35.6
Stock based compensation	—	13.4	—	—	(5.7)	7.7
Acquisition of treasury stock	—	—	—	—	(30.1)	(30.1)
Balance, March 31, 2018	$1.1	$787.7	$1,548.7	$(7.8)	$(767.2)	$1,562.5
Net income	—	—	68.8	—	—	68.8
Dividends paid on common stock	—	—	(11.3)	—	—	(11.3)
Change in other comprehensive income – net of tax	—	—	—	(73.0)	—	(73.0)
Stock based compensation	—	4.3	—	—	(0.6)	3.7
Acquisition of treasury stock	—	—	—	—	(150.9)	(150.9)
Balance, June 30, 2018	$1.1	$792.0	$1,606.2	$(80.8)	$(918.7)	$1,399.8

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2018	$1.1	$798.3	$1,726.5	$(108.0)	$(1,095.9)	$1,322.0
Net income	—	—	72.2	—	—	72.2
Dividends paid on common stock	—	—	(12.7)	—	—	(12.7)
Change in other comprehensive income – net of tax	—	—	—	(5.9)	—	(5.9)
Stock based compensation	—	13.5	—	—	(5.5)	8.0
Acquisition of treasury stock	—	—	—	—	(11.2)	(11.2)
Balance, March 31, 2019	$1.1	$811.8	$1,786.0	$(113.9)	$(1,112.6)	$1,372.4
Net income	—	—	80.9	—	—	80.9
Dividends paid on common stock	—	—	(12.8)	—	—	(12.8)
Change in other comprehensive income – net of tax	—	—	—	(4.2)	—	(4.2)
Stock based compensation	—	6.1	—	—	—	6.1
Balance, June 30, 2019	$1.1	$817.9	$1,854.1	$(118.1)	$(1,112.6)	$1,442.4

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the Condensed Consolidated Financial Statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations, cash flows and statement of stockholder’s equity for the interim periods presented.  The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from the audited 2018 consolidated balance sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K. Within the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2018, property, plant and equipment and the related accumulated depreciation have been grossed up to conform to the current year presentation.

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

Note 2 — Net Income per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Basic net income per common share:
Net income	$80.9	$68.8	$153.1	$130.4
Weighted average common shares outstanding	85.2	88.8	85.1	89.4

Basic net income per common share	$0.95	$0.77	$1.80	$1.45

Diluted net income per common share:
Net income	$80.9	$68.8	$153.1	$130.4

Weighted average common shares outstanding — Basic	85.2	88.8	85.1	89.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.4	0.4	0.4
Stock options	0.6	0.7	0.6	0.7
Weighted average common shares outstanding — Dilutive	86.2	89.9	86.1	90.5

Diluted net income per common share	$0.94	$0.76	$1.78	$1.44

Total shares underlying stock options of 0.1 and 0.2 million, respectively, were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2019, as they were anti-dilutive.  Total shares underlying stock options of 0.1 million were excluded from the computation of diluted net income per share for the three and six month ended June 30, 2018.

Note 3 — Inventories

(In millions)	June 30, 2019	December 31, 2018
Raw materials	$170.3	$131.4
Work in progress	42.4	43.6
Finished goods	126.6	122.8
Total Inventory	$339.3	$297.8

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

Generally, amounts capitalized represent the present value of minimum lease payments over the term, and the duration is equivalent to the base agreement, however, management used certain assumptions when determining the value and duration of leases.  These assumptions include, but are not limited to, the probability of renewing a lease term, certain future events impacting lease payments, as well as fair values not explicit in an agreement. Such assumptions impacted the duration of many of our building leases, as well as certain of our equipment leases.

In determining the lease renewal, management considered the need and ability to substitute a given asset, as well as certain conditions such as related contractual obligations to our customers (i.e. a contractual obligation of a customer requiring certain manufacturing proximities). In determining fair value, management considered the stand alone value of an asset in an ordinary market as well as incurring certain costs to terminate an agreement.  Most of our leases do not include variable payments but contain scheduled escalations. Any lease payments tied to certain future indexes are adjusted on a go forward basis as those indexes become known.

At June 30, 2019, we had approximately $67.2 million of right of use assets recorded in other non-current assets, and $67.6 million of related liabilities, $56.4 million of which was included in other non-current liabilities with the remainder in other current liabilities. The weighted average of the remaining lease terms was approximately 9 years.

We discount the future lease payments of our leases using the prevailing rates extended to us by our lenders relevant to the period of inception. These rates are comprised of LIBOR plus a stated spread less a component related to collateralization.  The rates are relative to the duration of the lease at inception and the country to which the lease agreement pertains to.  The weighted average interest rate used in calculating the fair values listed above was 2.6%.

The following table lists the schedule of cash payments related to right of use assets by year:

(In millions)
Remainder of 2019	$6.0
2020	11.6
2021	10.2
2022	8.3
2023	7.8
Thereafter	34.1
Total	$78.0

Operating lease expense recognized during the quarter and six months ending June 30, 2019, relating to right of use assets, was $2.6 million and $5.5 million, respectively, and was recorded in cost of goods sold as well as in operating expenses, in our condensed consolidated statements of operations. Expense related to operating leases which have a duration of a year or less were not material for the same period. Finance leases at June 30, 2019, were immaterial.

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarter and six months ended June 30, 2019 and 2018 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.1	0.2	0.3	0.3
Net periodic benefit cost	$0.4	$0.5	$0.9	$0.9

(In millions)	June 30, 2019	December 31, 2018
Amounts recognized on the balance sheet:
Accrued liabilities	$0.9	$0.9
Other non-current liabilities	17.8	17.2
	$18.7	$18.1

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	1.1	1.1	2.2	2.2
Expected return on plan assets	(2.2)	(2.3)	(4.4)	(4.7)
Net amortization and deferral	0.1	0.1	0.2	0.2
Net periodic benefit credit	$(0.8)	$(0.9)	$(1.5)	$(1.8)

(In millions)	June 30, 2019	December 31, 2018
Amounts recognized on the balance sheet:
Noncurrent asset	$47.2	$42.6

Accrued liabilities	0.4	0.4
Other non-current liabilities	18.7	18.8
Total accrued benefit	$19.1	$19.2

All costs related to our pensions are included as a component of operating income in our consolidated statements of operations. For both three month periods ended June 30, 2019 and 2018, amounts unrelated to service costs were a benefit of $0.9 million.  For the six months ended June 30, 2019 and 2018, amounts unrelated to the service costs were a benefit of $1.7 million and $2.0 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  We have contributed approximately $0.3 million in the first six months of 2019 to cover unfunded benefits.  We expect to contribute a total of $0.9 million in 2019 to cover unfunded benefits.  We contributed $0.8 million to our U.S. non-qualified defined benefit retirement plans during the first six months of 2018.

We contributed $2.3 million and $2.5 million to our European defined benefit retirement plans during the six months ended June 30, 2019 and 2018, respectively.  We plan to contribute approximately $5.0 million during 2019 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.2 million and $0.6 million of net amortization gain deferral for the quarter ended June 30, 2019 and June 30, 2018 and $0.5 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for quarter and the six months ended June 30, 2019 and 2018 were immaterial.

(In millions)	June 30, 2019	December 31, 2018
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$0.5
Other non-current liabilities	2.8	2.8
Total accrued benefit	$3.3	$3.3

Amounts contributed in connection with our postretirement plans, were immaterial for both the six months ended June 30, 2019 and June 30, 2018. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.5 million in 2019 to cover unfunded benefits.

Note 6 –– Debt

(In millions)	June 30, 2019	December 31, 2018
Current portion of finance lease	$0.7	$0.3
Current portion of Euro term loan	9.0	9.1
Current portion of debt	9.7	9.4
Non-current portion of Euro term loan	42.0	51.4
Senior unsecured credit facility	378.0	202.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(1.9)	(2.0)
Senior notes --- deferred financing costs	(4.5)	(4.8)
Non-current portion of finance lease and other debt	2.2	0.8
Long-term debt	1,115.8	947.4
Total debt	$1,125.5	$956.8

In June 2019, The Company refinanced its senior unsecured credit facility (“the Facility”), increasing borrowing capacity from $700 million to $1 billion. The maturity of the Facility is June 2024. The Facility provided for a reduction in interest costs, as well as less restrictive covenants. The initial interest rate for the Facility is LIBOR + 1.0%. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.50%, depending upon the better of the Company’s leverage ratio or the credit rating. As of June 30, 2019 total borrowings under the Facility were $378 million, which approximates fair value. The Facility permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under our revolving loan. As of June 30, 2019 there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $622 million. The weighted average interest rate for the Facility was 4.44% for the six months ended June 30, 2019.

The Facility contains financial and other covenants, including, but not limited customary restrictions on the incurrence of debt by our subsidiaries and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. As defined in the Facility Agreement, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA to interest expense) and may not exceed a maximum leverage ratio of 3.75 (based on the ratio of total debt to EBITDA) with a step up to 4.25 allowed following a significant acquisition. In addition, the Facility contains other customary terms and conditions such as representations and warranties, additional covenants and events of default.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for six months ended June 30, 2019 was 3.88% inclusive of approximately a 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior notes due in 2027 was $412.7 million at June 30, 2019.

In 2016, we entered into a €60 million term loan.  The loan has two tranches of which the first tranche for €25 million has a rate of Euribor +1.2% and a final maturity date of June 30, 2023, and a second tranche for €35 million has a rate of Euribor +1.25% with a final maturity date of June 30, 2024. The loans are payable in annual installments that began on June 30, 2017, for the first tranche, and on June 30, 2019, for the second. There is a zero percent floor on the Euribor. Amounts outstanding under this loan at June 30, 2019 were $51.0 million which approximates fair value under the market approach.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%.  The effective interest rate for the six months ended June 30, 2019 was 4.83%. Based on quoted prices, the fair value of these notes was $325.5 million at June 30, 2019.

Note 7 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

As of June 30, 2019, the Company had interest rate swaps, having a combined notional value of $50.0 million, that swap floating rate obligations for fixed rate obligations at an average rate of 1.09% against LIBOR in U.S. dollars. Both swaps mature in September 2019. The swaps are accounted for as cash flow hedges of our floating rate bank loan. To ensure the swaps were highly effective, all of the critical terms of the swaps matched the terms of the bank loan. The fair value of the interest rate swaps was an asset of $0.1 million at June 30, 2019 and $0.6 million at December 31, 2018.

At June 30, 2019 we had interest rate swaps related to European debt obligations which had a combined notional value of approximately €44.9 million. These derivatives swapped floating rate obligations for fixed rate obligations at a weighted average rate of 0.52% against Euribor in Euros.  The swaps amortize through the final maturities of the obligations, on June 30, 2023 and June 30, 2024, in annual installments. The derivatives are accounted for as cash flow hedges of the floating rate term loans.  To ensure the swaps were highly effective, all of the critical terms of the swap matched the terms of the bank loans.  The fair value of the interest rate swaps was a liability of $0.8 million at June 30, 2019, and $0.5 million at December 31, 2018.

The Company had treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 3.95% Senior Unsecured Notes. These hedges were designated as cash flow hedges therefore any change in fair value was recorded as a component of other comprehensive income. As part of the issuance of these notes, we net settled the derivatives and therefore the previously deferred gains recorded in other comprehensive income will be released to interest expense over the life of the senior notes. The effect of these treasury locks reduced the effective interest rate on these notes by approximately 0.25%.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through December 2021, which we account for as cash flow hedges. The aggregate notional amount of these contracts was $412.1 million and $416.5 million at June 30, 2019 and December 31, 2018, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, losses of $5.2 million and $8.8 million were recorded in other comprehensive income (“OCI”) for the three and six months ended June 30, 2019 and losses of $20.9 million and $12.5 million for the three and six months ended June 30, 2018.  We classified the carrying amount of these contracts of $0.4 million in other assets and $18.7 million in other liabilities, of which $6.7 million is recorded in noncurrent liabilities, on the Condensed Consolidated Balance Sheets at June 30, 2019 and $1.3 million in other assets and $15.3 million in other liabilities at December 31, 2018.  We recognized net losses of $2.8 million and $4.6 million in gross margin during the three and six months ended June 30, 2019 and net gains of $1.1 million and $3.4 million for the three and six months ended June 30, 2018.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the re-measurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended June 30, 2019 and 2018, we recognized net foreign exchange losses of $0.9 million and losses of $6.0 million, respectively, in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2019 and 2018, we recognized net foreign exchange losses of $0.6 million and $4.0 million, respectively. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was less than $0.1 million classified in other assets and $0.1 million in other liabilities at June 30, 2019, and $0.3 million in other assets at December 31, 2018, in the Condensed Consolidated Balance Sheets.

 The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended June 30, 2019 and June 30, 2018 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Unrealized (losses) gains at beginning of period, net of tax	$(11.4)	$13.4	$(10.6)	$8.6
Losses (gains) reclassified to net sales	2.2	(0.7)	3.5	(2.3)
Decrease in fair value	(4.6)	(15.8)	(6.7)	(9.4)
Unrealized losses at end of period, net of tax	$(13.8)	$(3.1)	$(13.8)	$(3.1)

Unrealized losses of $8.7 million recorded in accumulated other comprehensive loss, net of tax of $3.0 million, as of June 30, 2019, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile).  As of June 30, 2019, we had commodity swap agreements with a notional value of $20.6 million. The swaps mature monthly through June 2021. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was a liability of $4.7 million at June 30, 2019.

Note 8 — Income Taxes

The income tax provision for the current quarter was $23.6 million compared to $20.0 million for the quarter ended June 30, 2018 and $44.2 million and $34.1 million for the six months ended June 30, 2019 and 2018, respectively. The 2018 periods included a $1.3 million discrete benefit related to the release of reserves for uncertain tax positions. All periods benefited from deductions associated with share based compensation payments. Our underlying estimated effective income tax rate is expected to remain at 24%.

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $0.6 million and $24.2 million, respectively, at June 30, 2019.  In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Consolidated Balance Sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was an asset of $0.2 million and a liability of $0.8 million at June 30, 2019.
•

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at June 30, 2019 was $0.4 million and $18.7 million, respectively.

•	Commodity raw materials — valued using quoted forward prices at the reporting date. Fair value of liabilities at June 30, 2019 was $4.7 million.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended June 30, 2019 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3 — we have a liability for $3.1 million, which represents contingent consideration that was recognized in connection with the Company’s Oxford Performance Materials acquisition. This amount was estimated based on certain contractual stipulations which require payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results. The amount of interest related to this liability accreted during the quarter and six months ended June 30, 2019 was not material.

Note 10 — Revenue

Our revenue is primarily derived from the sale of inventory under long-term agreements with our customers. We have determined that individual purchase orders (“PO”), whose terms and conditions taken with a master agreement, create the ASC 606 contracts which are generally short-term in nature.  For those sales, which are not tied to a long-term agreement, we generate a PO that is subject to our standard terms and conditions. In instances where our customers acquire our goods related to government contracts, the contracts are typically subject to terms similar, or equal to, the Federal Acquisition Regulation Part 52.249-2.  This regulation contains a termination for convenience clause (“T for C”), which requires that the customer pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the three and six months ended June 30, 2019 and 2018:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Consolidated Net Sales	$609.0	$547.5	$1,218.9	$1,087.6
Commercial Aerospace	416.5	383.8	832.0	766.5
Space & Defense	111.8	91.7	219.6	181.8
Industrial	80.7	72.0	167.3	139.3

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in our Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the six months ended June 30, 2019 is as follows:

`
(In millions)	Composite Materials	Engineered Products	Total
Balance at December 31, 2018	$12.9	$37.6	$50.5
Net revenue billed	(1.4)	4.6	3.2
Balance at March 31, 2019	$11.5	$42.2	$53.7
Net revenue billed	1.7	4.3	6.0
Balance at June 30, 2019	$13.2	$46.5	$59.7

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

Financial information for our operating segments for the quarter and six months ended June 30, 2019 and 2018 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions	Materials	Products	Other (a)	Total
Second Quarter 2019
Net sales to external customers	$484.0	$125.0	$—	$609.0
Intersegment sales	21.5	—	(21.5)	—
Total sales	$505.5	$125.0	$(21.5)	$609.0
Operating income	111.8	16.3	(13.0)	115.1
Depreciation and amortization	30.1	3.8	0.1	34.0
Stock-based compensation	1.1	0.4	0.9	2.4
Accrual basis additions to capital expenditures	49.0	1.1	—	50.1

Second Quarter 2018
Net sales to external customers	$445.8	$101.7	$—	$547.5
Intersegment sales	20.3	—	(20.3)	—
Total sales	$466.1	$101.7	$(20.3)	$547.5
Operating income	93.1	15.9	(12.5)	96.5
Depreciation and amortization	27.5	2.3	—	29.8
Stock-based compensation	0.9	0.1	1.1	2.1
Accrual basis additions to capital expenditures	43.4	1.3	—	44.7

Six Months Ended June 30, 2019
Net sales to external customers	$971.7	$247.2	$—	$1,218.9
Intersegment sales	40.7	0.1	(40.8)	—
Total sales	$1,012.4	$247.3	$(40.8)	$1,218.9
Operating income	224.3	31.1	(37.5)	217.9
Depreciation and amortization	65.0	7.6	0.1	72.7
Stock-based compensation	5.2	1.2	7.1	13.5
Accrual basis additions to capital expenditures	105.8	1.8	—	107.6

Six Months Ended June 30, 2018
Net sales to external customers	$890.4	$197.2	$—	$1,087.6
Intersegment sales	39.5	—	(39.5)	—
Total sales	$929.9	$197.2	$(39.5)	$1,087.6
Operating income	184.1	25.8	(31.0)	178.9
Depreciation and amortization	55.0	4.6	—	59.6
Stock-based compensation	4.5	0.8	6.7	12.0
Accrual basis additions to capital expenditures	88.7	1.3	—	90.0

(a)	We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2018	$98.2	$44.1	$142.3
Amortization Expense	(1.1)	(2.4)	(3.5)
Additions	—	145.1	145.1
Currency translation adjustments	(0.2)	(0.1)	(0.3)
Balance at June 30, 2019	$96.9	$186.7	$283.6

The addition to goodwill and intangible assets is due to the acquisition of ARC Technologies LLC, discussed in Note 13. At June 30, 2019, the balance of goodwill and intangible assets was $189.6 million and $94.0 million, respectively. No impairments have been recorded against these amounts.

Note 12 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of June 30, 2019 and December 31, 2018 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2018	$(15.4)	$(5.8)	$(86.8)	$(108.0)
Other comprehensive loss before reclassifications	0.1	(9.7)	(4.2)	(13.8)
Amounts reclassified from accumulated other comprehensive loss	(0.4)	4.1	—	3.7
Other comprehensive loss	(0.3)	(5.6)	(4.2)	(10.1)
Balance at June 30, 2019	$(15.7)	$(11.4)	$(91.0)	$(118.1)

(1)	Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2019, were $0.2 million with no material tax impact and $0.5 million less taxes of $0.1 million, respectively. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2019 were net losses of $2.8 million less taxes of $0.6 million and $4.6 million less taxes of $1.1 million related to foreign currency forward exchange contracts and $0.9 million less taxes of $0.2 million and $1.6 million less taxes of $0.4 million related to commodity swaps. We also recorded net gains of $0.4 million less taxes of $0.1 million and $0.8 million less taxes of $0.2 million related to interest rate swaps, in the three and six month periods ended June 30, 2019, respectively.

Note 13 — Acquisitions

During the first quarter of 2019, we acquired all of the outstanding equity interests in ARC Technologies LLC, a leading supplier of customer RF/EMI and microwave absorbing composite materials for military, aerospace and industrial applications, for $163.2 million. This acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations.

In connection with the acquisition, the Company recognized $82.1 million of goodwill, and approximately $63.0 million of intangible assets which are included in our Engineered Products segment.

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

The accrual was $2.1 million as of June 30, 2019 and at December 31, 2018. Given the uncertainty associated with the many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established The Omega Chemical Site PRP Organized Group, (the “OPOG”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. OPOG has attributed either 1.21% or 2.07% of the waste tonnage (dependent on the specific location within the Omega Chemical Site) sent to the site to Hexcel.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a ROD; the OPOG members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of OPOG, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.3 million at June 30, 2019 and at December 31, 2018.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the consolidated balance sheets. As of June 30, 2019 and December 31, 2018, our aggregate environmental related accruals were $2.6 million and $2.7 million, respectively, of which $0.7 million and $0.8 million, respectively, was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at June 30, 2019.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the quarter ended June 30, 2019, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2018	$4.8
Warranty expense	2.4
Deductions and other	(0.3)
Balance as of March 31, 2019	$6.9
Warranty expense	0.6
Deductions and other	(1.0)
Balance as of June 30, 2019	$6.5

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

Net sales for the quarter were $609.0 million, 11.2% greater (12.1% in constant currency) than the $547.5 million reported for the second quarter of 2018.  The increase in sales for the quarter was driven by strong growth across all markets and included sales attributable to the ARC acquisition.

Commercial Aerospace sales of $416.5 million increased 8.5% (8.6% in constant currency) for the quarter as compared to the second quarter of 2018.  The second quarter benefited from increased growth for most programs with particularly strong performance for the A320neo, the B787 and A350. Despite uncertainties related to the Boeing 737 MAX, overall Commercial Aerospace demand remains strong globally.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up 6.5% for the second quarter of 2019 as compared to 2018.

Space & Defense sales of $111.8 million increased 21.9% (23.4% in constant currency) for the quarter as compared to the first quarter of 2018 including sales attributable to the ARC acquisition. Growth in the F-35 Joint Strike Fighter (“JSF”) was the primary driver.

Total Industrial sales of $80.7 million for the second quarter of 2019 increased 12.1% (17.3% in constant currency) as compared to the second quarter of 2018. Wind energy sales improved 37.9% (44.3% in constant currency) compared to the prior year period as the transition to the new generation of composite blades started in mid-2018.

Gross margin for the second quarter of 2019 was 27.7% as compared to 26.4% for the second quarter of 2018, as 2018 was negatively impacted by several headwinds including acrylonitrile (AN) and wind energy resin pricing.

Selling, general and administrative expenses for the second quarter of 2019 were comparable as a percentage of sales to the prior year period as we maintained tight cost control.  Research and technology expenses for the second quarter of 2019 were about 9% higher than the comparable 2018 period, as we continued to invest in advance composite technology and innovation.

Operating cash flow for both the first half of 2019 and 2018 was $157.2 million. Working capital increased resulting in a cash use of $82.7 million in 2019 as compared to a use of $60.2 million in 2018 reflecting growth in the underlying business. For the first half of 2019, capital expenditures were $99.3 million as compared to $101.9 million in the first half of 2018.  Free cash flow (defined as cash provided by operating activities less capital expenditures) for the first half of 2019 was $57.9 million versus $55.3 million in the comparable period of 2018.

Accrual basis additions to capital expenditures were $107.6 million for the first six months of 2019 and $90.0 million in 2018. We expect accrual basis capital expenditures to be in the $170 million to $190 million range for 2019.

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2019	2018	% Change	2019	2018	% Change
Net sales	$609.0	$547.5	11.2%	$1,218.9	$1,087.6	12.1%
Net sales change in constant currency			12.1%			13.5%
Operating income	$115.1	$96.5	19.3%	$217.9	$178.9	21.8%
As a percentage of net sales	18.9%	17.6%		17.9%	16.4%
Net income	80.9	68.8	17.6%	153.1	130.4	17.4%
Diluted net income per common share	$0.94	$0.76	23.7%	$1.78	$1.44	23.6%

The Company’s performance measurements include net income adjusted for special items and free cash flow, which are non-GAAP measures. Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results. These non-GAAP measurements are not recognized in accordance with generally accepted accounting principles and should not be viewed as an alternative to a GAAP measure of performance.  The following is a reconciliation from GAAP to non-GAAP amounts.

	Quarters Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(In millions, except per diluted share data)	Net Income	Tax Rate %	Net Income	Tax Rate %	Net Income	Tax Rate %	Net Income	Tax Rate %
GAAP	$80.9	22.9	$68.8	22.8	$153.1	22.8	$130.4	21.0
Discrete Tax Benefit (a)	-	-	(1.3)	1.5	-	-	(1.3)	0.8
Non-GAAP	$80.9	22.9	$67.5	24.3	$153.1	22.8	$129.1	21.8
Adjusted diluted net income per share (Non-GAAP)	$0.94		$0.75		$1.78		$1.43

(a) The 2018 periods include a benefit of $1.3 million from the release of reserves for uncertain tax positions.

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash provided by operating activities	$157.2	$157.2
Less: Capital expenditures	(99.3)	(101.9)
Free cash flow (Non-GAAP)	$57.9	$55.3

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the three and six months ended June 30, 2019 and 2018:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2019	2018	% Change	2019	2018	% Change
Consolidated Net Sales	$609.0	$547.5	11.2%	$1,218.9	$1,087.6	12.1%
Commercial Aerospace	416.5	383.8	8.5%	832.0	766.5	8.5%
Space & Defense	111.8	91.7	21.9%	219.6	181.8	20.8%
Industrial	80.7	72.0	12.1%	167.3	139.3	20.1%

Composite Materials	$484.0	$445.8	8.6%	$971.7	$890.4	9.1%
Commercial Aerospace	323.7	300.6	7.7%	647.1	603.8	7.2%
Space & Defense	79.6	73.2	8.7%	157.3	147.3	6.8%
Industrial	80.7	72.0	12.1%	167.3	139.3	20.1%

Engineered Products	$125.0	$101.7	22.9%	$247.2	$197.2	25.4%
Commercial Aerospace	92.8	83.2	11.5%	184.9	162.7	13.6%
Space & Defense	32.2	18.5	74.1%	62.3	34.5	80.6%

Sales by Segment

Composite Materials: Net sales of $484.0 million in the second quarter of 2019 increased $38.2 million from the $445.8 million in sales for the prior year quarter, driven by strong growth across all markets. Net sales of $971.7 million for the first half of 2019 increased 9.1% compared to the same period last year. Commercial Aerospace sales during 2019 benefited from increased production rates and higher composite content on the new narrow body planes. Space & Defense sales primarily benefited from growth in the JSF program. Wind energy sales were up in 2019 as the transition to new generation blades that are longer with a higher composite content started in mid-2018.

Engineered Products: Net sales of $125.0 million in the second quarter of 2019 increased $23.3 million from the $101.7 million for 2018. Net sales of $247.2 million for the first half of 2019 increased 25.4% primarily reflecting the ARC acquisition and growth from the A320neo.

Sales by Market

Commercial Aerospace sales of $416.5 million increased 8.5% (8.6% in constant currency) for the quarter as compared to the second quarter of 2018.  The second quarter benefited from increased growth for most programs with particularly strong performance for the A320neo, B787 and A350. The growth for the first half of 2019 was driven by narrow body build rate increases and the completion of the transition to the Neo and MAX configurations, as well as the A350 and B787 programs.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up 6.5% for the second quarter of 2019 as compared to 2018. Sales increased 6.8% for the half of 2019, driven by higher business jet sales.

Space & Defense sales of $111.8 million increased 21.9% (23.4% in constant currency) for the quarter as compared to the second quarter of 2018 and of $219.6 million increased 20.8% (22.6% in constant currency) for the first half of 2019 including sales attributable to the ARC acquisition. Growth in the JSF was the primary driver along with other fixed-wing programs.

Total Industrial sales of $80.7 million for the second quarter of 2019 increased 12.1% (17.3% in constant currency) as compared to the second quarter of 2018. Wind energy sales improved 37.9% (44.3% in constant currency) compared to the prior year period as the transition to the new generation of composite blades started in mid-2018. Industrial sales for the first half of 2019 were $167.3 million, which were 26.6% higher in constant currency than the sales in the first half of 2018 driven by the increase in wind energy sales.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2019	2018	% Change	2019	2018	% Change
Gross margin	$168.8	$144.8	16.6%	$336.0	$287.4	16.9%
Percentage of sales	27.7%	26.4%		27.6%	26.4%

Gross margin for the second quarter was 27.7% compared to 26.4% in the second quarter of 2018 and 27.6% and 26.4% for the first half of 2019 and 2018, respectively. The 2018 periods were negatively impacted by several headwinds including AN and wind energy resin pricing.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2019	2018	% Change	2019	2018	% Change
SG&A expense	$39.5	$35.3	11.9%	$89.0	$81.7	8.9%
Percentage of sales	6.5%	6.4%		7.3%	7.5%

R&T expense	$14.2	$13.0	9.2%	$29.1	$26.8	8.6%
Percentage of sales	2.3%	2.4%		2.4%	2.5%

Selling, general and administrative expenses for the second quarter and first half of 2019, as a percentage of sales, were comparable to the 2018 levels as we maintained tight cost control. Research and technology expense increased for the second quarter and first half of 2019 as we continue to invest in innovative composite products and solutions to support our customers and next-generation products.

Operating Income

	Quarter Ended June 30			Six Months Ended June 30,
(In millions)	2019	2018	% Change	2019	2018	% Change
Consolidated operating income	$115.1	$96.5	19.3%	$217.9	$178.9	21.8%
Operating margin	18.9%	17.6%		17.9%	16.4%
Composite Materials	111.8	93.1	20.1%	224.3	184.1	21.8%
Operating margin	22.1%	20.0%		22.2%	19.8%
Engineered Products	16.3	15.9	2.5%	31.1	25.8	20.5%
Operating margin	13.0%	15.6%		12.6%	13.1%
Corporate & Other	(13.0)	(12.5)	4.0%	(37.5)	(31.0)	21.0%

Operating income for the second quarters of 2019 and 2018 was $115.1 million and $96.5 million, respectively. Operating income for the first half of 2019 and 2018 was $217.9 million and $178.9 million, respectively. Exchange rates favorably impacted the second quarter of 2019 by approximately 40 basis points and the first half of 2019 by approximately 50 basis points as compared to 2018. Depreciation and amortization expense for the first half of 2019 was $13.1 million higher than the comparable period for 2018.

Interest Expense, Net

	Quarter Ended June 30			Six Months Ended June 30,
(In millions)	2019	2018	% Change	2019	2018	% Change
Interest expense, net	$11.9	$8.7	36.7%	$23.9	$16.7	43.1%

Interest expense for the second quarter and six months ended June 30, 2019 increased as compared to the same period last year. The increase was primarily due to higher debt levels as a result of the ARC acquisition.

Provision for Income Taxes

	Quarter Ended June 30		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Income tax expense	$23.6	$20.0	$44.2	$34.1
Effective tax rate	22.9%	22.8%	22.8%	21.0%

The effective tax rate for the current quarter was 22.9% compared to 22.8% for the quarter ended June 30, 2018 and 22.8% for the first half of 2019 compared to 21.0% for the first half of 2018. All periods benefited from deductions associated with share based compensation payments. The quarter and six months ended June 30, 2018 included a discrete benefit of $1.3 million related to the release of a reserve for uncertain tax positions. Our underlying estimated effective income tax rate is expected to remain at 24%.

Financial Condition

Liquidity: As of June 30, 2019, our total debt, net of cash, was $1,070.1 million, as compared to $924.1 million at December 31, 2018.  The increase in debt in the first six months of 2019 primarily reflects the ARC acquisition. At June 30, 2019, total borrowings under our $1 billion Senior Unsecured Revolving Credit Facility (“the Facility”) were $378 million. The Facility permits us to issue letters of credit up to an aggregate amount of $50.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under our Facility.  As of June 30, 2019, we had not issued any letters of credit under the Facility, resulting in undrawn availability under the Facility of $622 million.

The Facility contains financial and other covenants, including, but not limited customary restrictions on the incurrence of debt by our subsidiaries and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. As defined in the Facility Agreement, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA to interest expense) and may not exceed a maximum leverage ratio of 3.75 (based on the ratio of total debt to EBITDA) with a step up to 4.25 allowed following a significant acquisition. In addition, the Facility contains other terms and conditions such as customary representations and warranties, additional covenants and customary events of default.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility.  As of June 30, 2019, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until June 2024 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $157.2 million for both of the first six month periods of 2019 and 2018. The change in working capital was a use of $82.7 million in 2019 as compared to $60.2 million in 2018, driven by growth in the underlying business.

Investing Activities: Net cash used for investing activities was $262.5 million and $101.9 million in the first six months of 2019 and 2018, respectively. 2019 included $163.2 million for the ARC acquisition. Capital expenditures were $99.3 million and $101.9 million in 2019 and 2018, respectively.

Financing Activities: Financing activities provided $128.2 million of cash in the first six months of 2019, and were a use of $73.3 million in the same period in 2018.  This increase in cash provided was primarily due to amounts borrowed from our Facility to fund the ARC acquisition. We returned $36.7 million to stockholders from stock repurchases and dividends in 2019 compared to $203.4 million in 2018.

Financial Obligations and Commitments: As of June 30, 2019, the current portion of debt included $9.0 million related to the Euro term loan. The next significant scheduled debt maturity will not occur until 2024, when the Facility matures.  Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

Our estimate of liability as a potentially responsible party and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey and other sites are accrued in the consolidated balance sheets. As of June 30, 2019, our aggregate environmental related accruals were $2.6 million, of which $0.7 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued at the high end of the range of possible outcomes, for those sites where we are able to estimate our liability, our accrual would have been approximately $16 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties, the amount of insurance coverage and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2019, and with the participation of the company's management have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 14 on pages 16 through 17 of this Form 10-Q and is incorporated herein by reference.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2018, we announced that our Board authorized us to repurchase an additional $500 million of our outstanding common stock of which $373.6 million was still available at June 30, 2019. We made no repurchases during the quarter ended June 30, 2019.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit No.	Description

10.1*	Hexcel Corporation 2013 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Form 8-K dated May 10, 2019).
10.2

Credit Agreement, dated as of June 20, 2019, by and among Hexcel Corporation as borrower, the lenders party thereto, Citizens Bank, N.A., as agent for the lenders, Citizens Bank, N.A., BofA Securities, Inc., TD Bank, N.A. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, Bank of America, N.A., TD Bank N.A., and Wells Fargo Bank, National Association, as syndication agents, and Goldman Sachs Bank USA, HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, SunTrust Bank and U.S. Bank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 of the Company’s Current Form 8-K dated June 20, 2019).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) related notes. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Indicates management contract or compensatory plan or arrangement.

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Hexcel Corporation 2013 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Form 8-K dated May 10, 2019).
10.2

Credit Agreement, dated as of June 20, 2019, by and among Hexcel Corporation as borrower, the lenders party thereto, Citizens Bank, N.A., as agent for the lenders, Citizens Bank, N.A., BofA Securities, Inc., TD Bank, N.A. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, Bank of America, N.A., TD Bank N.A., and Wells Fargo Bank, National Association, as syndication agents, and Goldman Sachs Bank USA, HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, SunTrust Bank and U.S. Bank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 of the Company’s Current Form 8-K dated June 20, 2019).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Hexcel Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) related notes. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Indicates management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hexcel Corporation

July 22, 2019	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Senior Vice President, Corporate Controller and
Chief Accounting Officer