Form 10-Q
period 2019-09-30
HEXCEL CORP /DE/
filed 2019-10-21
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2019
COMMON STOCK	84,378,114

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In millions)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$47.0	$32.7
Accounts receivable, net	288.9	260.9
Inventories, net	352.2	297.8
Contract assets	56.4	50.5
Prepaid expenses and other current assets	27.1	33.9
Total current assets	771.6	675.8

Property, plant and equipment	3,014.5	2,902.1
Less accumulated depreciation	(1,090.8)	(1,025.6)
Net property, plant and equipment	1,923.7	1,876.5

Goodwill and other intangible assets	279.4	142.3
Investments in affiliated companies	45.8	48.7
Other assets	134.7	80.8
Total assets	$3,155.2	$2,824.1

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$9.3	$9.4
Accounts payable	164.5	161.9
Accrued compensation and benefits	70.6	75.8
Accrued liabilities	102.6	79.6
Total current liabilities	347.0	326.7

Commitments and contingencies (see Note 14)

Long-term debt	1,115.2	947.4
Retirement obligations	41.9	42.0
Other non-current liabilities	233.3	186.0
Total liabilities	1,737.4	1,502.1

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 109.3 shares and 108.5 shares issued at September 30, 2019 and December 31, 2018, respectively	1.1	1.1
Additional paid-in capital	826.7	798.3
Retained earnings	1,920.0	1,726.5
Accumulated other comprehensive loss	(161.1)	(108.0)
	2,586.7	2,417.9
Less – Treasury stock, at cost, 24.7 shares at September 30, 2019, and 23.7 shares at December 31, 2018, respectively.	(1,168.9)	(1,095.9)
Total stockholders' equity	1,417.8	1,322.0
Total liabilities and stockholders' equity	$3,155.2	$2,824.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Net sales	$572.5	$540.5	$1,791.4	$1,628.1
Cost of sales	414.6	397.5	1,297.5	1,197.7
Gross margin	157.9	143.0	493.9	430.4
Selling, general and administrative expenses	33.8	32.6	122.8	114.3
Research and technology expenses	14.2	13.9	43.3	40.7
Operating income	109.9	96.5	327.8	275.4
Interest expense, net	11.0	10.6	34.9	27.3
Income before income taxes, and equity in earnings/(loss) from affiliated companies	98.9	85.9	292.9	248.1
Provision for income taxes	18.2	7.8	62.4	41.9
Income before equity in earnings/(loss) from affiliated companies	80.7	78.1	230.5	206.2
Equity in earnings/(loss) from affiliated companies	(0.4)	2.0	2.9	4.3
Net income	$80.3	$80.1	$233.4	$210.5
Basic net income per common share	$0.94	$0.92	$2.74	$2.37
Diluted net income per common share	$0.93	$0.91	$2.71	$2.35
Dividends per share	$0.17	$0.15	$0.47	$0.40
Weighted-average common shares:
Basic	85.1	87.0	85.1	88.6
Diluted	86.1	88.1	86.1	89.7

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net Income	$80.3	$80.1	$233.4	$210.5
Currency translation adjustments	(33.1)	(0.4)	(37.3)	(26.2)
Net unrealized pension and other benefit actuarial gains (losses) and prior service credits (net of tax)	0.3	(0.6)	―	(0.1)
Net unrealized (losses) gains on financial instruments (net of tax)	(10.2)	0.2	(15.8)	(11.9)
Total other comprehensive income	(43.0)	(0.8)	(53.1)	(38.2)
Comprehensive income	$37.3	$79.3	$180.3	$172.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$233.4	$210.5
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	107.1	90.8
Amortization related to financing	1.1	1.2
Deferred income taxes	9.3	27.5
Equity in earnings from affiliated companies	(2.9)	(4.3)
Stock-based compensation	15.9	14.0
Changes in assets and liabilities:
Increase in accounts receivable	(29.5)	(27.7)
Increase in inventories	(56.8)	(32.1)
Increase in prepaid expenses and other current assets	(12.5)	(5.0)
Increase in accounts payable/accrued liabilities	15.1	0.2
Other – net	(2.9)	3.3
Net cash provided by operating activities	277.3	278.4

Cash flows from investing activities
Capital expenditures	(162.7)	(150.2)
Acquisition of business	(163.2)	(0.7)
Net cash used for investing activities	(325.9)	(150.9)

Cash flows from financing activities
Repayments of Euro term loan	(9.0)	(4.2)
Borrowing from senior unsecured credit facility - 2024	478.0	―
Repayment of senior unsecured credit facility - 2024	(99.0)	―
Borrowing from senior unsecured credit facility - 2021	345.0	662.0
Repayment of senior unsecured credit facility - 2021	(547.0)	(477.0)
Repayment of finance lease obligation and other debt, net	(0.6)	0.3
Issuance costs related to senior credit facility	(2.2)	―
Dividends paid	(39.9)	(35.5)
Repurchase of stock	(66.9)	(282.8)
Activity under stock plans	6.4	0.4
Net cash provided by (used in) financing activities	64.8	(136.8)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(3.6)
Net increase (decrease) in cash and cash equivalents	14.3	(12.9)
Cash and cash equivalents at beginning of period	32.7	60.1
Cash and cash equivalents at end of period	$47.0	$47.2
Supplemental data:
Accrual basis additions to plant, property and equipment	$160.9	$133.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2019 and 2018

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2017	$1.1	$774.3	$1,496.1	$(45.0)	$(731.4)	$1,495.1
Net income	—	—	61.6	—	—	61.6
Dividends paid on common stock	—	—	(11.2)	—	—	(11.2)
Impact of new accounting pronouncements		—	2.2	1.6	—	3.8
Change in other comprehensive income – net of tax	—	—	—	35.6	—	35.6
Stock based compensation	—	13.4	—	—	(5.7)	7.7
Acquisition of treasury stock	—	—	—	—	(30.1)	(30.1)
Balance, March 31, 2018	$1.1	$787.7	$1,548.7	$(7.8)	$(767.2)	$1,562.5
Net income	—	—	68.8	—	—	68.8
Dividends paid on common stock	—	—	(11.3)	—	—	(11.3)
Change in other comprehensive income – net of tax	—	—	—	(73.0)	—	(73.0)
Stock based compensation	—	4.3	—	—	(0.6)	3.7
Acquisition of treasury stock	—	—	—	—	(150.9)	(150.9)
Balance, June 30, 2018	$1.1	$792.0	$1,606.2	$(80.8)	$(918.7)	$1,399.8
Net income	—	—	80.1	—	—	80.1
Dividends paid on common stock	—	—	(13.0)	—	—	(13.0)
Change in other comprehensive income – net of tax	—	—	—	(0.8)	—	(0.8)
Stock based compensation	—	3.2	—	—	(0.2)	3.0
Acquisition of treasury stock	—	—	—	—	(101.8)	(101.8)
Balance, September 30, 2018	$1.1	$795.2	$1,673.3	$(81.6)	$(1,020.7)	$1,367.3

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2018	$1.1	$798.3	$1,726.5	$(108.0)	$(1,095.9)	$1,322.0
Net income	—	—	72.2	—	—	72.2
Dividends paid on common stock	—	—	(12.7)	—	—	(12.7)
Change in other comprehensive income – net of tax	—	—	—	(5.9)	—	(5.9)
Stock based compensation	—	13.5	—	—	(5.5)	8.0
Acquisition of treasury stock	—	—	—	—	(11.2)	(11.2)
Balance, March 31, 2019	$1.1	$811.8	$1,786.0	$(113.9)	$(1,112.6)	$1,372.4
Net income	—	—	80.9	—	—	80.9
Dividends paid on common stock	—	—	(12.8)	—	—	(12.8)
Change in other comprehensive income – net of tax	—	—	—	(4.2)	—	(4.2)
Stock based compensation	—	6.1	—	—	—	6.1
Balance, June 30, 2019	$1.1	$817.9	$1,854.1	$(118.1)	$(1,112.6)	$1,442.4
Net income	—	—	80.3	—	—	80.3
Dividends paid on common stock	—	—	(14.4)	—	—	(14.4)
Change in other comprehensive income – net of tax	—	—	—	(43.0)	—	(43.0)
Stock based compensation	—	8.8	—	—	(0.6)	8.2
Acquisition of treasury stock	—	—	—	—	(55.7)	(55.7)
Balance, September 30, 2019	$1.1	$826.7	$1,920.0	$(161.1)	$(1,168.9)	$1,417.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying Condensed Consolidated Financial Statements are those of Hexcel Corporation.  Refer to Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our significant accounting policies. Significant changes to our accounting policies subsequent to the filing of our Form 10-K, relate solely to the adoption of Accounting Standard Codification (“ASC”) Topic 842, Leases, (“ASC 842”) are discussed below in Recent Accounting Pronouncements as well as in Note 4.

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

Investments in Affiliated Companies

We have a 50% equity investment in Aerospace Composites Malaysia Sdn. Bhd. and a 25% equity investment in Hexcut Services SAS.  These investments are accounted for using the equity method of accounting.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). This standard requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of leases with a duration of one year or less. We adopted the provisions of this standard on January 1, 2019, using the modified transition method which allows companies to recognize existing leases at the adoption date without requiring comparable presentation. As a result of the adoption of this standard we recognized approximately $50 million of right of use assets and related liabilities for operating leases that existed prior to January 1, 2019. These right of use assets were recorded in non-current other assets, and the related liabilities were recorded in current accrued liabilities and other non-current liabilities. See Note 4 - Leases, for more details.

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. We do not expect this new standard to have a significant impact to our disclosures.

Note 2 — Net Income per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Basic net income per common share:
Net income	$80.3	$80.1	$233.4	$210.5
Weighted average common shares outstanding	85.1	87.0	85.1	88.6

Basic net income per common share	$0.94	$0.92	$2.74	$2.37

Diluted net income per common share:
Net income	80.3	80.1	233.4	210.5

Weighted average common shares outstanding — Basic	85.1	87.0	85.1	88.6
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.5	0.4	0.4
Stock options	0.6	0.6	0.6	0.7
Weighted average common shares outstanding — Dilutive	86.1	88.1	86.1	89.7

Diluted net income per common share	$0.93	$0.91	$2.71	$2.35

Total shares underlying stock options of 0.1 million, were excluded from the computation of diluted net income per share for both the three and nine months ended September 30, 2019, as they were anti-dilutive.  Total shares underlying stock options of 0.2 million were excluded from the computation of diluted net income per share for both the three and nine months ended September 30, 2018, as they were anti-dilutive.

Note 3 — Inventories

(In millions)	September 30, 2019	December 31, 2018
Raw materials	$182.6	$131.4
Work in progress	39.7	43.6
Finished goods	129.9	122.8
Total Inventory	$352.2	$297.8

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

At September 30, 2019, we had approximately $67.5 million of right of use assets recorded in non-current other assets, and $67.5 million of related liabilities, $55.0 million of which was included in other non-current liabilities with the current portion in accrued liabilities. The weighted average of the remaining lease terms was approximately 9 years.

We discount the future lease payments of our leases using the prevailing rates extended to us by our lenders relevant to the period of inception. These rates are comprised of LIBOR plus a stated spread less a component related to collateralization.  The rates are relative to the duration of the lease at inception and the country to which the lease agreement pertains to.  The weighted average interest rate used in calculating the fair values listed above was 2.9%.

The following table lists the schedule of cash payments related to right of use assets by year:

(In millions)
Remainder of 2019	$3.1
2020	12.6
2021	11.0
2022	9.1
2023	8.5
Thereafter	36.0
Total	$80.3

Operating lease expense recognized during the quarter and nine months ending September 30, 2019, relating to right of use assets, was $2.7 million and $8.2 million, respectively, and was recorded in cost of goods sold as well as in operating expenses, in our Condensed Consolidated Statements of Operations. Expense related to operating leases which have a duration of a year or less were not material for the same period. Finance leases at September 30, 2019 were immaterial.

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.2	$0.9	$0.8
Interest cost	0.2	0.1	0.5	0.4
Net amortization	—	0.1	—	0.1
Net periodic benefit cost	$0.5	$0.4	$1.4	$1.3

(In millions)	September 30, 2019	December 31, 2018
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$0.9	$0.9
Other non-current liabilities	18.0	17.2
	$18.9	$18.1

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
European Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.8	$0.8
Interest cost	1.1	1.2	3.3	3.4
Expected return on plan assets	(2.1)	(2.4)	(6.5)	(7.1)
Net amortization and deferral	—	—	0.2	0.2
Net periodic benefit credit	$(0.7)	$(0.9)	$(2.2)	$(2.7)

(In millions)	September 30, 2019	December 31, 2018
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$47.1	$42.6

Accrued liabilities	0.3	0.4
Other non-current liabilities	18.1	18.8
Total accrued benefit	$18.4	$19.2

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the three month periods ended September 30, 2019 and 2018, amounts unrelated to service costs were a benefit of $0.8 million and $1.0 million, respectively.  For the nine months ended September 30, 2019 and 2018, amounts unrelated to the service costs were a benefit of $2.5 million and $3.0 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  We have contributed approximately $0.5 million in the first nine months of 2019 to cover unfunded benefits.  We expect to contribute a total of $0.9 million in 2019 to cover unfunded benefits.  We contributed $4.4 million to our U.S. non-qualified defined benefit retirement plans during the first nine months of 2018.

We contributed $3.3 million and $3.8 million to our European defined benefit retirement plans during the nine months ended September 30, 2019 and 2018, respectively.  We plan to contribute approximately $5.0 million during 2019 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.2 million of net amortization gain deferral for the quarter ended September 30, 2019 and $0.7 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. There were no amounts related to the amortization gain deferral recorded during the three months ended September 30, 2018. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarter and the nine months ended September 30, 2019 and 2018 were immaterial.

(In millions)	September 30, 2019	December 31, 2018
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$0.5
Other non-current liabilities	2.7	2.8
Total accrued benefit	$3.2	$3.3

Amounts contributed in connection with our postretirement plans were immaterial for both the nine months ended September 30, 2019 and September 30, 2018. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.5 million in 2019 to cover unfunded benefits.

Note 6 –– Debt

(In millions)	September 30, 2019	December 31, 2018
Current portion of finance lease	$0.6	$0.3
Current portion of Euro term loan	8.7	9.1
Current portion of debt	9.3	9.4
Non-current portion of Euro term loan	40.3	51.4
Senior unsecured credit facility	379.0	202.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(1.8)	(2.0)
Senior notes --- deferred financing costs	(4.3)	(4.8)
Non-current portion of finance lease and other debt	2.0	0.8
Long-term debt	1,115.2	947.4
Total debt	$1,124.5	$956.8

In June 2019, the Company refinanced its senior unsecured credit facility (“the Facility”), increasing borrowing capacity from $700 million to $1 billion. The maturity of the Facility is June 2024. The refinancing provides for a reduction in interest costs, as well as less restrictive covenants. The initial interest rate for the Facility is LIBOR + 1.0%. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.50%, depending upon the better of the Company’s leverage ratio or the credit rating. As of September 30, 2019, total borrowings under the Facility were $379 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of September 30, 2019, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $621 million. The weighted average interest rate for the Facility was 4.17% for the nine months ended September 30, 2019.

The Facility agreement contains financial and other covenants, including, but not limited to customary restrictions on the incurrence of debt by our subsidiaries and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. As defined in the Facility agreement, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA to interest expense) and may not exceed a maximum leverage ratio of 3.75 (based on the ratio of total debt to EBITDA) with a step up to 4.25 allowed following certain acquisitions. In addition, the Facility agreement contains other customary terms and conditions such as representations and warranties, additional covenants and events of default.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for nine months ended September 30, 2019 was 3.88% inclusive of approximately a 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $415.8 million at September 30, 2019.

In 2016, we entered into a €60 million term loan.  The loan has two tranches of which the first tranche for €25 million has a rate of Euribor +1.2% and a final maturity date of June 30, 2023, and a second tranche for €35 million has a rate of Euribor +1.25% with a final maturity date of June 30, 2024. The loans are payable in annual installments that began on June 30, 2017, for the first tranche, and on June 30, 2019, for the second. There is a zero percent floor on the Euribor. Amounts outstanding under this loan at September 30, 2019 were $49.0 million which approximates fair value under the market approach.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%.  The effective interest rate for the nine months ended September 30, 2019 was 4.83%. Based on quoted prices, the fair value of these notes was $324.1 million at September 30, 2019.

Note 7 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

At September 30, 2019 the Company had interest rate swaps related to European debt obligations which had a combined notional value of approximately €44.9 million. These derivatives swapped floating rate obligations for fixed rate obligations at a weighted average rate of 0.52% against Euribor in Euros.  The swaps amortize through the final maturities of the obligations, on June 30, 2023 and June 30, 2024, in annual installments. The derivatives are accounted for as cash flow hedges of the floating rate term loans.  To ensure the swaps were highly effective, all of the critical terms of the swap matched the terms of the bank loans.  The fair value of the interest rate swaps was a liability of $0.7 million at September 30, 2019, and $0.5 million at December 31, 2018.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through March 2022, which we account for as cash flow hedges. The aggregate notional amount of these contracts was $439.6 million and $416.5 million at September 30, 2019 and December 31, 2018, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, losses of $16.9 million and $25.7 million were recorded in other comprehensive income (“OCI”) for the three and nine months ended September 30, 2019 and losses of $0.6 million and $13.1 million for the three and nine months ended September 30, 2018.  We classified the carrying amount of these contracts of $0.3 million in other assets and $31.6 million in other liabilities, of which $9.7 million is recorded in non-current liabilities, on the Condensed Consolidated Balance Sheets at September 30, 2019 and $1.3 million in other assets and $15.3 million in other liabilities at December 31, 2018.  We recognized net losses of $3.8 million and $8.4 million in gross margin during the three and nine months ended September 30, 2019 and net losses of $0.9 million and net gains of $2.5 million for the three and nine months ended September 30, 2018.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the re-measurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended September 30, 2019 and 2018, we recognized net foreign exchange losses of $1.3 million and $0.1 million, respectively, in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2019 and 2018, we recognized net foreign exchange losses of $1.9 million and $4.1 million, respectively. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was $0.2 million classified in other assets and $0.4 million in other liabilities at September 30, 2019, and $0.3 million in other assets at December 31, 2018, in the Condensed Consolidated Balance Sheets.

 The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and nine months ended September 30, 2019 and September 30, 2018 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Unrealized (losses) gains at beginning of period, net of tax	$(13.8)	$(3.1)	$(10.6)	$8.6
Losses (gains) reclassified to net sales	3.0	0.7	6.5	(1.6)
Decrease in fair value	(12.9)	(0.3)	(19.6)	(9.7)
Unrealized losses at end of period, net of tax	$(23.7)	$(2.7)	$(23.7)	$(2.7)

Unrealized losses of $16.3 million recorded in accumulated other comprehensive loss, net of tax of $5.2 million, as of September 30, 2019, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile).  As of September 30, 2019, we had commodity swap agreements with a notional value of $20.1 million. The swaps mature monthly through September 2021. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was a liability of $4.6 million at September 30, 2019.

Note 8 — Income Taxes

The effective tax rate was 18.4% compared to 9.1% for the quarter ended September 30, 2019 and 2018, respectively. The current quarter benefited primarily from tax credits identified during the quarter of $3.0 million. The third quarter of 2018 included discrete benefits of $9.6 million primarily related to a change in accounting method and release of a valuation allowance in a foreign jurisdiction. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 21.3% and 16.9%, respectively, as the 2018 period also included a $1.3 million discrete benefit related to the release of reserves for uncertain tax positions. Excluding these discrete benefits the effective tax rates were 22.3% and 21.3%. All periods benefited from deductions associated with share based compensation payments. Our underlying estimated effective income tax rate is expected to remain at 24%.

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $0.5 million and $37.3 million, respectively, at September 30, 2019.  In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Condensed Consolidated Balance Sheets.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•	Interest rate swaps — valued using LIBOR yield curves at the reporting date. Fair value was a liability of $0.7 million at September 30, 2019.
•

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at September 30, 2019 was $0.5 million and $32.0 million, respectively.

•	Commodity raw materials — valued using quoted forward prices at the reporting date. Fair value of liabilities at September 30, 2019 was $4.6 million.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended September 30, 2019 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3 — we have a liability for $3.1 million, which represents contingent consideration that was recognized in connection with the Company’s Oxford Performance Materials, Inc. acquisition. This amount was estimated based on certain contractual stipulations which require payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results. The amount of interest related to this liability accreted during the quarter and nine months ended September 30, 2019 was not material.

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

We recognize revenue over time for those agreements that have T for C, and where the products being produced have no alternative use.  As our production cycle is typically six months or less, it is expected that goods related to the revenue recognized over time will be shipped and billed within the next twelve months. Less than half of our agreements contain provisions which would require revenue to be recognized over time.

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the three and nine months ended September 30, 2019 and 2018:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Consolidated Net Sales	$572.5	$540.5	$1,791.4	$1,628.1
Commercial Aerospace	385.9	373.1	1,217.9	1,139.6
Space & Defense	109.8	90.4	329.4	272.2
Industrial	76.8	77.0	244.1	216.3

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the nine months ended September 30, 2019 is as follows:

`
(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2018	$12.9	$37.6	$50.5
Net revenue billed	(1.4)	4.6	3.2
Balance at March 31, 2019	11.5	42.2	53.7
Net revenue billed	1.7	4.3	6.0
Balance at June 30, 2019	13.2	46.5	59.7
Net revenue billed	(1.7)	(1.6)	(3.3)
Balance at September 30, 2019	$11.5	$44.9	$56.4

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

Financial information for our operating segments for the quarter and nine months ended September 30, 2019 and 2018 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Third Quarter 2019
Net sales to external customers	$448.0	$124.5	$—	$572.5
Intersegment sales	23.3	—	(23.3)	—
Total sales	$471.3	$124.5	$(23.3)	$572.5
Operating income	100.1	20.3	(10.5)	109.9
Depreciation and amortization	30.7	3.7	—	34.4
Stock-based compensation	1.2	0.2	1.0	2.4
Accrual basis additions to capital expenditures	51.0	2.3	—	53.3

Third Quarter 2018
Net sales to external customers	$432.8	$107.7	$—	$540.5
Intersegment sales	17.2	—	(17.2)	—
Total sales	$450.0	$107.7	$(17.2)	$540.5
Operating income	92.5	15.5	(11.5)	96.5
Depreciation and amortization	28.9	2.3	—	31.2
Stock-based compensation	1.2	0.2	0.6	2.0
Accrual basis additions to capital expenditures	41.4	2.1	—	43.5

Nine Months Ended September 30, 2019
Net sales to external customers	$1,419.7	$371.7	$—	$1,791.4
Intersegment sales	64.0	0.1	(64.1)	—
Total sales	$1,483.7	$371.8	$(64.1)	$1,791.4
Operating income	324.4	51.4	(48.0)	327.8
Depreciation and amortization	95.7	11.3	0.1	107.1
Stock-based compensation	6.4	1.4	8.1	15.9
Accrual basis additions to capital expenditures	156.8	4.1	—	160.9

Nine Months Ended September 30, 2018
Net sales to external customers	$1,323.2	$304.9	$—	$1,628.1
Intersegment sales	56.7	—	(56.7)	—
Total sales	$1,379.9	$304.9	$(56.7)	$1,628.1
Operating income	276.6	41.3	(42.5)	275.4
Depreciation and amortization	83.9	6.8	0.1	90.8
Stock-based compensation	5.7	1.0	7.3	14.0
Accrual basis additions to capital expenditures	130.1	3.4	—	133.5

(a)	We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2018	$98.2	$44.1	$142.3
Amortization Expense	(1.6)	(3.8)	(5.4)
Additions	—	145.1	145.1
Currency translation adjustments	(2.6)	—	(2.6)
Balance at September 30, 2019	$94.0	$185.4	$279.4

The addition to goodwill and intangible assets is due to the acquisition of ARC Technologies LLC, discussed in Note 13. At September 30, 2019, the balance of goodwill and intangible assets was $187.8 million and $91.6 million, respectively. No impairments have been recorded against these amounts.

Note 12 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of September 30, 2019 and December 31, 2018 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2018	$(15.4)	$(5.8)	$(86.8)	$(108.0)
Other comprehensive loss before reclassifications	0.6	(23.2)	(37.3)	(59.9)
Amounts reclassified from accumulated other comprehensive loss	(0.6)	7.4	—	6.8
Other comprehensive loss	—	(15.8)	(37.3)	(53.1)
Balance at September 30, 2019	$(15.4)	$(21.6)	$(124.1)	$(161.1)

(1)	Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts of net gains reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2019, were $0.2 million with no material tax impact and $0.8 million less taxes of $0.2 million, respectively. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2019 were net losses of $3.8 million less taxes of $0.9 million and $8.4 million less taxes of $1.9 million, respectively, related to foreign currency forward exchange contracts and $0.8 million less taxes of $0.2 million and $2.4 million less taxes of $0.6 million, respectively, related to commodity swaps. We also recorded net gains of $0.3 million less taxes of less than $0.1 million and $1.1 million less taxes of $0.2 million related to interest rate swaps, in the three and nine month periods ended September 30, 2019, respectively.

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

Note 14 — Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, employment and health and safety matters. While it is impossible to predict the ultimate resolution of litigation, investigations and claims asserted against us, we believe, based upon our examination of currently available information, our experience to date, and advice from legal counsel, that, after taking into account our existing insurance coverage and amounts already provided for, the currently pending legal proceedings against us will not have a material adverse impact on our Condensed Consolidated Statements of Operations, Balance Sheets or Cash Flows.

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

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the Lower Passaic River at an expected cost ranging from $0.97 billion to $2.07 billion. This estimate does not include any costs related to a future remedy for the upper nine miles of the Lower Passaic River. In August 2017, the EPA appointed an independent third party allocation expert to make recommendations on the relative liability of approximately 120 identified non-government PRP’s, which is not expected to be completed until 2021.

In October 2016, pursuant to a settlement agreement with the EPA, Occidental Chemical Corporation (“OCC”), one of the PRPs, commenced performance of the remedial design required by the ROD, reserving its right of cost contribution from all other PRPs. In June 2018, OCC filed suit against approximately 120 parties, including Hexcel, in the U.S. District Court of the District of New Jersey seeking cost recovery and contribution under CERCLA related to the Lower Passaic River. On July 31, 2019, the court dismissed certain of OCC’s cost-recovery claims and, on August 14, 2019, Hexcel filed its answer to the complaint, which included counterclaims against OCC. On September 13, 2019, OCC filed its answer to Hexcel’s counterclaims and asserted new cost-recovery and contribution counterclaims against Hexcel and other defendants. We do not know whether this litigation will impact the EPA’s allocation process or the ultimate outcome of the matter.

The accrual was $2.0 million as of September 30, 2019 and $2.1 million at December 31, 2018. Given the uncertainty associated with the many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established The Omega Chemical Site PRP Organized Group, (the “OPOG”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. OPOG has attributed to Hexcel either 1.25% or 2.18% of the waste tonnage (dependent on the specific location within the Omega Chemical Site) sent to the site.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a ROD. The OPOG members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of OPOG, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.3 million at September 30, 2019 and at December 31, 2018.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, our aggregate environmental related accruals were $2.5 million and $2.7 million, respectively, of which $0.6 million and $0.8 million, respectively, was included in accrued liabilities with the remainder included in non-current liabilities.  As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at September 30, 2019.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the nine months ended September 30, 2019, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2018	$4.8
Warranty expense	2.4
Deductions and other	(0.3)
Balance as of March 31, 2019	6.9
Warranty expense	0.6
Deductions and other	(1.0)
Balance as of June 30, 2019	6.5
Warranty expense	(0.1)
Deductions and other	0.2
Balance as of September 30, 2019	$6.6

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

Net sales for the quarter were $572.5 million, 5.9% greater (6.6% in constant currency) than the $540.5 million reported for the third quarter of 2018.  The increase in sales for the quarter was driven by strong growth in Space & Defense including sales attributable to the ARC acquisition.

Commercial Aerospace sales of $385.9 million increased 3.4% (3.6% in constant currency) for the quarter as compared to the third quarter of 2018.  The third quarter benefited from increased growth for most programs with particularly strong performance for the A320neo and the B787 tempered by reduced demand from the Boeing 737 MAX program.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up 16.8% for the third quarter of 2019 as compared to 2018 driven by strong business jet sales.

Space & Defense sales of $109.8 million increased 21.5% (22.7% in constant currency) for the quarter as compared to the third quarter of 2018 including sales attributable to the ARC acquisition. Growth in the F-35 Joint Strike Fighter (“JSF”) was the primary driver.

Total Industrial sales of $76.8 million for the third quarter of 2019 were in line with the third quarter of 2018 (an increase of 2.7% in constant currency). Wind energy sales improved 6.9% (10.2% in constant currency) compared to the prior year period.

Gross margin for the third quarter of 2019 was 27.6% as compared to 26.5% for the third quarter of 2018, as 2018 was negatively impacted by several headwinds including acrylonitrile (AN) and wind energy resin pricing.

Selling, general and administrative expenses for the third quarter of 2019 were comparable as a percentage of sales to the prior year period as we maintained tight cost control.  Research and technology expenses for the third quarter of 2019 were about 2% higher than the comparable 2018 period, as we continued to invest in advance composite technology and innovation.

Operating cash flow for the first nine months of 2019 was $277.3 million compared to $278.4 million in 2018. Working capital increased resulting in a cash use of $83.7 million in 2019 as compared to a use of $64.6 million in 2018 reflecting growth in the underlying business. For the first nine months of 2019, capital expenditures were $162.7 million as compared to $150.2 million in the first nine months of 2018.  Free cash flow (defined as cash provided by operating activities less capital expenditures) for the nine months ended September 30, 2019 was $114.6 million versus $128.2 million in the comparable period of 2018.

Accrual basis additions to capital expenditures were $160.9 million for the first nine months of 2019 and $133.5 million in 2018. We expect accrual basis capital expenditures to be in the $170 million to $190 million range for 2019.

Financial Overview

Results of Operations

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	% Change	2019	2018	% Change
Net sales	$572.5	$540.5	5.9%	$1,791.4	$1,628.1	10.0%
Net sales change in constant currency			6.6%			11.2%
Operating income	$109.9	$96.5	13.9%	$327.8	$275.4	19.0%
As a percentage of net sales	19.2%	17.9%		18.3%	16.9%
Net income	80.3	80.1	0.2%	233.4	210.5	10.9%
Diluted net income per common share	$0.93	$0.91	2.2%	$2.71	$2.35	15.3%

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

	Quarter Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(In millions, except per diluted share data)	Net Income	Tax Rate %	Net Income	Tax Rate %	Net Income	Tax Rate %	Net Income	Tax Rate %
GAAP net income	$80.3	18.4	$80.1	9.1	$233.4	21.3	$210.5	16.9
Discrete tax benefits (a)	(3.0)	3.0	(9.6)	11.2	(3.0)	1.0	(10.9)	4.4
Adjusted net income (non-GAAP)	$77.3	21.4	$70.5	20.3	$230.4	22.3	$199.6	21.3
Adjusted diluted net income per share (non-GAAP)	$0.90		$0.80		$2.68		$2.23

(a) The quarter ended September 30, 2019 benefited primarily from tax credits identified during the quarter of $3.0 million.  The third quarter of 2018 included discrete benefits of $9.6 million primarily related to a change in accounting method and release of a valuation allowance in a foreign jurisdiction.  The nine months ended September 30, 2018 also included a discrete benefit of $1.3 million from the release of reserves for uncertain tax positions.

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash provided by operating activities	$277.3	$278.4
Less: Capital expenditures	(162.7)	(150.2)
Free cash flow (non-GAAP)	$114.6	$128.2

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the three and nine months ended September 30, 2019 and 2018:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2019	2018	% Change	2019	2018	% Change
Consolidated Net Sales	$572.5	$540.5	5.9%	$1,791.4	$1,628.1	10.0%
Commercial Aerospace	385.9	373.1	3.4%	1,217.9	1,139.6	6.9%
Space & Defense	109.8	90.4	21.5%	329.4	272.2	21.0%
Industrial	76.8	77.0	(0.3)%	244.1	216.3	12.9%

Composite Materials	$448.0	$432.8	3.5%	$1,419.7	$1,323.2	7.3%
Commercial Aerospace	294.5	285.7	3.1%	941.6	889.5	5.9%
Space & Defense	78.9	70.1	12.6%	236.2	217.4	8.6%
Industrial	74.6	77.0	(3.1)%	241.9	216.3	11.8%

Engineered Products	$124.5	$107.7	15.6%	$371.7	$304.9	21.9%
Commercial Aerospace	91.4	87.4	4.6%	276.3	250.1	10.5%
Space & Defense	30.9	20.3	52.2%	93.2	54.8	70.1%
Industrial	2.2	—	N/M	2.2	—	N/M

Sales by Segment

Composite Materials: Net sales of $448.0 million in the third quarter of 2019 increased $15.2 million from the $432.8 million in sales for the prior year quarter, driven by strong growth in Space & Defense from the JSF program. Net sales of $1,419.7 million for the nine months ended September 30, 2019 increased 7.3% compared to the same period last year. Commercial Aerospace sales during 2019 benefited from increased production rates and higher composite content on the new narrow-body planes, as well as the A350 and B787 programs. Space & Defense sales primarily benefited from growth in the JSF program. Wind energy sales were up in 2019 as the transition to new generation blades that are longer with a higher composite content started in mid-2018.

Engineered Products: Net sales of $124.5 million in the third quarter of 2019 increased $16.8 million from the $107.7 million for 2018. Net sales of $371.7 million for the first nine months of 2019 increased 21.9% primarily reflecting the ARC acquisition and growth from the A320neo.

Sales by Market

Commercial Aerospace sales of $385.9 million increased 3.4% (3.6% in constant currency) for the quarter as compared to the third quarter of 2018.  The third quarter benefited from increased growth for most programs with particularly strong performance for the A320neo and B787 tempered by reduced demand from the 737MAX. The 6.9% growth for the first nine months of 2019 was driven by narrow-body build rate increases and the completion of the transition to the Neo and MAX configurations, as well as the A350 and B787 programs.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up 16.8% for the third quarter and 9.9% for the first nine months of 2019 as compared to 2018 driven by strong business jet sales.

Space & Defense sales of $109.8 million increased 21.5% (22.7% in constant currency) for the quarter as compared to the third quarter of 2018 and of $329.4 million increased 21.0% (22.6% in constant currency) for the first nine months of 2019 including sales attributable to the ARC acquisition. Growth in the JSF was the primary driver along with other fixed-wing programs.

Total Industrial sales of $76.8 million for the third quarter of 2019 were in line with the third quarter of 2018 (an increase of 2.7% in constant currency). Wind energy sales improved 6.9% (10.2% in constant currency) compared to the prior year period, a slower rate of growth than recent quarters, as the transition to the new generation of composite blades started in mid-2018. Industrial sales for the nine months ended September 30, 2019 were $244.1 million, which were 18.0% higher in constant currency than the sales in the first nine months of 2018 driven by an almost 40% increase in wind energy sales.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2019	2018	% Change	2019	2018	% Change
Gross margin	$157.9	$143.0	10.4%	$493.9	$430.4	14.8%
Percentage of sales	27.6%	26.5%		27.6%	26.4%

Gross margin for the third quarter was 27.6% compared to 26.5% in the third quarter of 2018 and 27.6% and 26.4% for the first nine months of 2019 and 2018, respectively. The 2018 periods were negatively impacted by several headwinds including AN and wind energy resin pricing.

Operating Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2019	2018	% Change	2019	2018	% Change
SG&A expense	$33.8	$32.6	3.7%	$122.8	$114.3	7.4%
Percentage of sales	5.9%	6.0%		6.9%	7.0%

R&T expense	$14.2	$13.9	2.2%	$43.3	$40.7	6.4%
Percentage of sales	2.5%	2.6%		2.4%	2.5%

Selling, general and administrative expenses for the third quarter and first nine months of 2019, as a percentage of sales, were comparable to the 2018 levels as we maintained tight cost control. Research and technology expense increased for the third quarter and first nine months of 2019 as we continue to invest in innovative composite products and solutions to support our customers and next-generation products.

Operating Income

	Quarter Ended September 30			Nine Months Ended September 30,
(In millions)	2019	2018	% Change	2019	2018	% Change
Consolidated operating income	$109.9	$96.5	13.9%	$327.8	$275.4	19.0%
Operating margin	19.2%	17.9%		18.3%	16.9%
Composite Materials	100.1	92.5	8.2%	324.4	276.6	17.3%
Operating margin	21.2%	20.6%		21.9%	20.0%
Engineered Products	20.3	15.5	31.0%	51.4	41.3	24.5%
Operating margin	16.3%	14.4%		13.8%	13.5%
Corporate & Other	(10.5)	(11.5)	(8.7)%	(48.0)	(42.5)	12.9%

Operating income for the third quarters of 2019 and 2018 was $109.9 million and $96.5 million, respectively. Operating income for the first nine months of 2019 and 2018 was $327.8 million and $275.4 million, respectively. Exchange rates favorably impacted the third quarter of 2019 by approximately 10 basis points and the first nine months of 2019 by approximately 35 basis points as compared to 2018. Depreciation and amortization expense for the first nine months of 2019 was $16.3 million higher than the comparable period for 2018.

Interest Expense, Net

	Quarter Ended September 30			Nine Months Ended September 30,
(In millions)	2019	2018	% Change	2019	2018	% Change
Interest expense, net	$11.0	$10.6	3.8%	$34.9	$27.3	27.8%

Interest expense for the third quarter and nine months ended September 30, 2019 increased as compared to the same period last year primarily due to higher debt levels as a result of the ARC acquisition.

Provision for Income Taxes

	Quarter Ended September 30		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Income tax expense	$18.2	$7.8	$62.4	$41.9
Effective tax rate	18.4%	9.1%	21.3%	16.9%

The effective tax rate for the current quarter was 18.4% compared to 9.1% for the quarter ended September 30, 2018 and 21.3% for the first nine months of 2019 compared to 16.9% for the first nine months of 2018. The three months ended September 30, 2019 included a $3.0 million benefit primarily due to tax credits identified in the quarter. The quarter ended September 30, 2018 included discrete benefits of $9.6 million primarily related to a change in tax accounting method and the release of a valuation allowance in a foreign jurisdiction. The nine months ended September 30, 2018 also included a discrete benefit of $1.3 million related to the release of a reserve for uncertain tax positions. All periods benefited from deductions associated with share based compensation payments. Our underlying estimated effective income tax rate is expected to remain at 24%.

Financial Condition

Liquidity: As of September 30, 2019, our total debt, net of cash, was $1,077.5 million, as compared to $924.1 million at December 31, 2018.  The increase in debt in the first nine months of 2019 primarily reflects the ARC acquisition. At September 30, 2019, total borrowings under our $1 billion Senior Unsecured Revolving Credit Facility (“the Facility”) were $379 million. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the Facility.  As of September 30, 2019, we had not issued any letters of credit under the Facility, resulting in undrawn availability under the Facility of $621 million.

The Facility agreement contains financial and other covenants, including, but not limited customary restrictions on the incurrence of debt by our subsidiaries and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. As defined in the Facility agreement, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA to interest expense) and may not exceed a maximum leverage ratio of 3.75 (based on the ratio of total debt to EBITDA) with a step up to 4.25 allowed following certain acquisitions. In addition, the Facility agreement contains other customary terms and conditions such as representations and warranties, additional covenants and events of default.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility.  As of September 30, 2019, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until June 2024 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $277.3 million for the first nine months of 2019 and $278.4 million for the comparable 2018 period. The change in working capital was a use of $83.7 million in 2019 as compared to $64.6 million in 2018, driven by growth in the underlying business.

Investing Activities: Net cash used for investing activities was $325.9 million and $150.9 million in the first nine months of 2019 and 2018, respectively. The 2019 period included $163.2 million for the ARC acquisition. Capital expenditures were $162.7 million and $150.2 million in 2019 and 2018, respectively.

Financing Activities: Financing activities provided $64.8 million of cash in the first nine months of 2019, and were a use of $136.8 million in the same period in 2018.  This increase in cash provided was primarily due to amounts borrowed from our Facility to fund the ARC acquisition. We returned $106.8 million to stockholders from stock repurchases and dividends in 2019 compared to $318.3 million in 2018.

Financial Obligations and Commitments: As of September 30, 2019, the current portion of debt included $8.7 million related to the Euro term loan. The next significant scheduled debt maturity will not occur until 2024, when the Facility matures.  Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

Our estimate of liability as a potentially responsible party and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey and other sites are accrued in the Condensed Consolidated Balance Sheets. As of September 30, 2019, our aggregate environmental related accruals were $2.5 million, of which $0.6 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued at the high end of the range of possible outcomes, for those sites where we are able to estimate our liability, our accrual would have been approximately $16 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required changes in the apportionment of costs among responsible parties, the amount of insurance coverage and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas, including any reduction in sales to Boeing related to a decrease in production volume of the 737 MAX; changes in sales mix; changes in current pricing and cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; availability and cost of raw materials; supply chain disruptions; inability to install, staff and qualify necessary capacity or achievement of planned manufacturing improvements; cybersecurity breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions, including but not limited to, the effect of change in global trade policies and the exit of the U.K. from the European Union; work stoppages or other labor disruptions; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2019, and with the participation of the Company's management have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2019	22,050	$83.34	22,050	$371,757,269
August 1 – August 31, 2019	410,804	80.52	410,804	338,677,974
September 1 – September 30, 2019	251,449	82.87	251,449	317,841,050
Total	684,303	$81.48	684,303	$317,841,050 (1)

(1)	On May 7, 2018, we announced that our Board authorized us to repurchase an additional $500 million of our outstanding common stock of which $317.8 million was still available at September 30, 2019.

ITEMS 3, 4, and 5 are not applicable, and therefore have been omitted.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hexcel Corporation

October 21, 2019	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Senior Vice President, Corporate Controller and
Chief Accounting Officer