Form 10-Q
period 2020-03-31
HEXCEL CORP /DE/
filed 2020-04-20
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-8472

Hexcel Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-1109521
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Stamford Plaza

281 Tresser Boulevard

Stamford, Connecticut 06901-3238

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (203) 969-0666

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	HXL	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2020
COMMON STOCK	83,490,766

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In millions)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$329.3	$64.4
Accounts receivable, net	266.7	227.6
Inventories, net	354.4	333.1
Contract assets	55.9	52.7
Prepaid expenses and other current assets	34.0	27.1
Total current assets	1,040.3	704.9

Property, plant and equipment	3,071.5	3,075.1
Less accumulated depreciation	(1,156.0)	(1,132.3)
Net property, plant and equipment	1,915.5	1,942.8

Goodwill and other intangible assets, net	276.6	280.4
Investments in affiliated companies	47.9	46.5
Other assets	153.0	154.0
Total assets	$3,433.3	$3,128.6

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.6	$9.5
Accounts payable	151.9	157.6
Accrued compensation and benefits	50.7	74.4
Accrued liabilities	106.7	81.1
Total current liabilities	309.9	322.6
Commitments and contingencies (see Note 12)
Long-term debt	1,389.5	1050.6
Retirement obligations	53.1	53.3
Other non-current liabilities	259.7	256.0
Total liabilities	2,012.2	1,682.5
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 109.5 shares and 109.3 shares issued at March 31, 2020 and December 31, 2019, respectively	1.1	1.1
Additional paid-in capital	845.1	829.9
Retained earnings	2,007.1	1,978.9
Accumulated other comprehensive loss	(155.3)	(118.7)
	2,698.0	2,691.2
Less – Treasury stock, at cost, 26.1 shares at March 31, 2020 and 25.7 shares at December 31, 2019, respectively.	(1,276.9)	(1,245.1)
Total stockholders' equity	1,421.1	1,446.1
Total liabilities and stockholders' equity	$3,433.3	$3,128.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2020	2019
Net sales	$541.0	$609.9
Cost of sales	400.1	442.7
Gross margin	140.9	167.2
Selling, general and administrative expenses	46.5	49.5
Research and technology expenses	14.0	14.9
Other operating expense	14.7	-
Operating income	65.7	102.8
Interest expense, net	12.0	12.0
Income before income taxes, and equity in earnings from affiliated companies	53.7	90.8
Provision for income taxes	11.8	20.6
Income before equity in earnings from affiliated companies	41.9	70.2
Equity in earnings from affiliated companies	0.5	2.0
Net income	$42.4	$72.2
Basic net income per common share	$0.51	$0.85
Diluted net income per common share	$0.50	$0.84
Dividends per share	$0.17	$0.15
Weighted-average common shares:
Basic	83.7	85.0
Diluted	84.3	86.0

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2020	2019
Net Income	$42.4	$72.2
Currency translation adjustments	(24.8)	(2.8)
Net unrealized pension and other benefit actuarial gains (losses) and prior service credits (net of tax)	0.9	(0.4)
Net unrealized losses on financial instruments (net of tax)	(12.7)	(2.7)
Total other comprehensive income	(36.6)	(5.9)
Comprehensive income	$5.8	$66.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$42.4	$72.2
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	35.5	38.7
Amortization related to financing	0.3	0.3
Deferred income taxes	(0.6)	4.2
Equity in earnings from affiliated companies	(0.5)	(2.0)
Stock-based compensation	14.4	11.1
Merger and restructuring charges	14.7	-
Merger and restructuring cash payments	(2.1)	-
Changes in assets and liabilities:
Increase in accounts receivable	(42.0)	(59.4)
Increase in inventories	(26.4)	(32.3)
Increase in prepaid expenses and other current assets	(7.6)	(5.8)
(Decrease) increase in accounts payable/accrued liabilities	(18.8)	19.1
Other – net	(0.7)	(0.2)
Net cash provided by operating activities	8.6	45.9

Cash flows from investing activities
Capital expenditures	(27.2)	(61.1)
Acquisition of business	-	(158.4)
Net cash used for investing activities	(27.2)	(219.5)

Cash flows from financing activities
Repayments of Euro term loan	(49.9)	-
Borrowing from senior unsecured credit facility - 2024	392.0	-
Repayment of senior unsecured credit facility - 2024	(12.0)	-
Borrowing from senior unsecured credit facility - 2021	-	289.0
Repayment of senior unsecured credit facility - 2021	-	(77.0)
Repayment of finance lease obligation and other debt, net	(0.1)	(0.2)
Dividends paid	(14.2)	(12.7)
Repurchase of stock	(24.6)	(11.2)
Activity under stock plans	(6.4)	(3.0)
Net cash provided by financing activities	284.8	184.9
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.3)
Net increase in cash and cash equivalents	264.9	11.0
Cash and cash equivalents at beginning of period	64.4	32.7
Cash and cash equivalents at end of period	$329.3	$43.7
Supplemental data:
Accrual basis additions to plant, property and equipment	$21.9	$57.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2018	$1.1	$798.3	$1,726.5	$(108.0)	$(1,095.9)	$1,322.0
Net income	—	—	72.2	—	—	72.2
Dividends paid on common stock	—	—	(12.7)	—	—	(12.7)
Change in other comprehensive income – net of tax	—	—	—	(5.9)	—	(5.9)
Stock based compensation	—	13.5	—	—	(5.5)	8.0
Acquisition of treasury stock	—	—	—	—	(11.2)	(11.2)
Balance, March 31, 2019	$1.1	$811.8	$1,786.0	$(113.9)	$(1,112.6)	$1,372.4

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2019	$1.1	$829.9	$1,978.9	$(118.7)	$(1,245.1)	$1,446.1
Net income	—	—	42.4	—	—	42.4
Dividends paid on common stock	—	—	(14.2)	—	—	(14.2)
Change in other comprehensive income – net of tax	—	—	—	(36.6)	—	(36.6)
Stock based compensation	—	15.2	—	—	(7.2)	8.0
Acquisition of treasury stock	—	—	—	—	(24.6)	(24.6)
Balance, March 31, 2020	$1.1	$845.1	$2,007.1	$(155.3)	$(1,276.9)	$1,421.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying Condensed Consolidated Financial Statements are those of Hexcel Corporation.  Refer to Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our significant accounting policies.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the Condensed Consolidated Financial Statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations, cash flows and statement of stockholder’s equity for the interim periods presented.  The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from the audited 2019 Consolidated Balance Sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K.

Investments in Affiliated Companies

We have a 50% equity investment in Aerospace Composites Malaysia Sdn. Bhd. and a 25% equity investment in HexCut Services SAS.  These investments are accounted for using the equity method of accounting.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No 2016-13, Financial Instruments – Credit Losses (Topic 326). The Accounting Standards Codification 326, Financial Instruments- Credit Losses (“ASC 326”) requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. We adopted the updated, effective January 1, 2020, applying this standard to our Accounts Receivable and Contract Assets. Our high-quality credit review practice and good customer relationships has resulted in accounts receivable write offs to be below 0.5% of our annual sales. Due to the requirements of ASC 326, we have reviewed and refined our bad debt reserve process. Management reviews the average annual charge-off rate along with an assessment of current micro and macro-economic factors to determine any required reserves. If at any time management finds that there are significant changes to any of these contributing factors, the reserve will be adjusted accordingly. In the quarter we recorded $0.2 million of reserves and there were no write-offs against receivables resulting in a reserve balance of $0.8 million at March 31, 2020.

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

Note 2 — Net Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2020	2019
Basic net income per common share:
Net income	$42.4	$72.2
Weighted average common shares outstanding	83.7	85.0

Basic net income per common share	$0.51	$0.85

Diluted net income per common share:
Net income	42.4	72.2

Weighted average common shares outstanding — Basic	83.7	85.0
Plus incremental shares from assumed conversions:
Restricted stock units	0.3	0.4
Stock options	0.3	0.6
Weighted average common shares outstanding — Dilutive	84.3	86.0

Diluted net income per common share	$0.50	$0.84

Total shares underlying stock options of 0.6 million and 0.3 million, were excluded from the computation of diluted net income per share for the three months ended March 31, 2020 and 2019, respectively, as they were anti-dilutive.

Note 3 — Inventories

(In millions)	March 31, 2020	December 31, 2019
Raw materials	$175.9	$154.9
Work in progress	42.5	40.9
Finished goods	136.0	137.3
Total Inventory	$354.4	$333.1

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the three months ended March 31, 2020 and 2019 were as follows:

	Quarter Ended March 31,
(In millions)	2020	2019
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3
Interest cost	0.1	0.2
Net amortization	0.1	—
Net periodic benefit cost	$0.5	$0.5

(In millions)	March 31, 2020	December 31, 2019
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$1.3	$1.4
Other non-current liabilities	19.3	18.9
	$20.6	$20.3

	Quarter Ended March 31,
(In millions)	2020	2019
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.3
Interest cost	0.9	1.1
Expected return on plan assets	(1.7)	(2.2)
Net amortization and deferral	0.1	0.1
Net periodic benefit credit	$(0.5)	$(0.7)

(In millions)	March 31, 2020	December 31, 2019
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$44.1	$45.2

Accrued liabilities	1.3	0.6
Other non-current liabilities	18.8	18.9
Total accrued benefit	$20.1	$19.5

All costs related to our pensions are included as a component of operating income in our condensed consolidated statements of operations. For the three month periods ended March 31, 2020 and 2019, amounts unrelated to service costs were a benefit of $0.5 million and $0.8 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  We have contributed approximately $0.1 million in the first three months of 2020 to cover unfunded benefits.  We expect to contribute a total of $1.4 million in 2020 to cover unfunded benefits.  We contributed $0.2 million to our U.S. non-qualified defined benefit retirement plans during the quarter ended March 31, 2019.

We contributed $1.0 million and $1.2 million to our European defined benefit retirement plans during the three months ended March 31, 2020 and 2019, respectively.  We plan to contribute approximately $5.0 million during 2020 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.2 million and $0.3 million of net amortization gain deferral for the three months ended March 31, 2020 and 2019, respectively. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the three months ended three months ended March 31, 2020 and 2019 were immaterial.

(In millions)	March 31, 2020	December 31, 2019
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$0.5
Other non-current liabilities	2.6	2.6
Total accrued benefit	$3.1	$3.1

Amounts contributed in connection with our postretirement plans were immaterial for both the three months ended March 31, 2020 and March 31, 2019. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.5 million in 2020 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	March 31, 2020	December 31, 2019
Current portion of finance lease	$0.6	$0.6
Current portion of Euro term loan	-	8.9
Current portion of debt	0.6	9.5
Non-current portion of Euro term loan	-	41.5
Senior unsecured credit facility	693.0	313.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(1.7)	(1.7)
Senior notes --- deferred financing costs	(4.0)	(4.2)
Non-current portion of finance lease and other debt	2.2	2.0
Long-term debt	1,389.5	1,050.6
Total debt	$1,390.1	$1,060.1

In June 2019, the Company refinanced its senior unsecured credit facility (“the Facility”), increasing borrowing capacity from $700 million to $1 billion. The Facility matures in June 2024. The current interest rate for the Facility is LIBOR + 1.0%. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.50%, depending upon the better of the Company’s leverage ratio or the credit rating. As of March 31, 2020, total borrowings under the Facility were $693 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of March 31, 2020, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $307 million. The weighted average interest rate for the Facility was 2.88% for the three months ended March 31, 2020.

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

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for three months ended March 31, 2020 was 3.87% inclusive of approximately a 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $408.3 million at March 31, 2020.

In January 2020 we used $49.9 million to repay and terminate the Euro term loan.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%.  The effective interest rate for the three months ended March 31, 2020 was 4.83%. Based on quoted prices, the fair value of these notes was $346.0 million at March 31, 2020.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

In January 2020 we terminated €45 million of interest rate swaps when we repaid the European term loan recognizing a charge of $0.7 million. These interest rate swaps fixed the interest rate at a weighted average of 0.5%. These swaps were designated as cash flow hedges to floating rate bank loans, therefore, the fair value of the agreements was recorded in other assets or as a liability with a corresponding amount to other comprehensive income.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through September 2022, which we account for as cash flow hedges. The aggregate notional amount of these contracts was $418.9 million and $426.9 million at March 31, 2020 and December 31, 2019, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, losses of $17.3 million were recorded in other comprehensive income (“OCI”) for the three months ended March 31, 2020 and losses of $3.6 million for the three months ended March 31, 2019.  We classified $0.2 million of the carrying amount of these contracts as assets ($0.1 million of which was recorded in prepaid expenses and other current assets) and $24.9 million as liabilities ($7.0 million of which is recorded in non-current liabilities), on the condensed consolidated balance sheets at March 31, 2020, and $3.7 million of the carrying amount of these contracts was classified in assets ($1.3 million of which was recorded in prepaid expenses and other current assets) and $15.5 million as liabilities ($2.9 million of which is in other non-current liabilities) at December 31, 2019.  We recognized net losses of $4.4 million in gross margin during the three months ended March 31, 2020 and net losses of $1.8 million for the three months ended March 31, 2019.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the re-measurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended March 31, 2020 and 2019, we recognized net foreign exchange losses of $1.0 million and $0.3 million, respectively, in the condensed consolidated statements of operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was $0.2 million classified in other assets at March 31, 2020, and $0.6 million classified in prepaid expenses and other current assets and less than $0.1 million of current liabilities on our consolidated balance sheets at December 31, 2019, in the condensed consolidated balance sheets.

 The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters ended March 31, 2020 and March 31, 2019 was as follows:

	Quarter Ended March 31,
(In millions)	2020	2019
Unrealized losses at beginning of period, net of tax	$(8.4)	$(10.6)
Losses reclassified to net sales	3.3	1.3
Decrease in fair value	(13.6)	(2.1)
Unrealized losses at end of period, net of tax	$(18.7)	$(11.4)

Unrealized losses of $17.8 million recorded in accumulated other comprehensive loss, less taxes of $4.3 million, as of March 31, 2020, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile).  As of March 31, 2020, we had commodity swap agreements with a notional value of $20.2 million. The swaps mature monthly through March 2022. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was a liability of $8.9 million ($1.7 million of which is in other non-current liabilities) at March 31, 2020, and a liability of $5.4 million ($1.1 million of which is in other non-current liabilities) at December 31, 2019.

Note 7 — Income Taxes

The effective tax rate was 21.9% compared to 22.7% for the quarters ended March 31, 2020 and 2019, respectively. Both periods benefited from deductions associated with share-based compensation payments. Our underlying estimated effective income tax rate is expected to remain at 23% for the year.

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $0.4 million and $33.8 million and $4.3 million and $21.7 million, respectively, at March 31, 2020 and December 31, 2019.  In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the condensed consolidated balance sheets.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•

Interest rate swaps — valued using LIBOR yield curves at the reporting date. The fair value of the liabilities were $0.6 million at December 31, 2019.  There were no interest rate swaps outstanding at March 31, 2020.

•

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at March 31, 2020 was $0.4 million and $24.9 million, respectively. The fair value of assets and liabilities at December 31, 2019 was $4.3 million and $15.7 million, respectively.

•	Commodity raw materials — valued using quoted forward prices at the reporting date. Fair value of liabilities at March 31, 2020 and December 31, 2019 was $8.9 million and $5.4 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended March 31, 2020 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3 — At March 31, 2020 we have a liability for $3.2 million, which represents contingent consideration that was recognized in connection with the Company’s Oxford Performance Materials, Inc. acquisition. This amount was estimated based on certain contractual stipulations which require payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results. There were no payments and the amount of interest related to this liability accreted was not material during the three months ended March 31, 2020.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the three months ended March 31, 2020 and 2019:

	Quarter Ended March 31,
(In millions)	2020	2019
Consolidated Net Sales	$541.0	$609.9
Commercial Aerospace	362.9	415.5
Space & Defense	111.6	107.8
Industrial	66.5	86.6

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the three months ended March 31, 2020 is as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2019	$12.8	$39.9	$52.7
Net revenue billed	(1.4)	4.6	3.2
Balance at March 31, 2020	$11.4	$44.5	$55.9

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

Financial information for our operating segments for the quarter and three months ended March 31, 2020 and 2019 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
First Quarter 2020
Net sales to external customers	$438.5	$102.5	$—	$541.0
Intersegment sales	24.8	0.5	(25.3)	—
Total sales	$463.3	$103.0	$(25.3)	$541.0
Other operating expense	0.6	0.3	13.8	14.7
Operating income	91.5	6.5	(32.3)	65.7
Depreciation and amortization	31.8	3.7	—	35.5
Stock-based compensation	4.7	1.2	8.5	14.4
Accrual basis additions to capital expenditures	20.2	1.7	—	21.9

First Quarter 2019
Net sales to external customers	$487.7	$122.2	$—	$609.9
Intersegment sales	19.2	0.1	(19.3)	—
Total sales	$506.9	$122.3	$(19.3)	$609.9
Operating income	112.5	14.8	(24.5)	102.8
Depreciation and amortization	34.9	3.8	—	38.7
Stock-based compensation	4.1	0.8	6.2	11.1
Accrual basis additions to capital expenditures	56.8	0.7	—	57.5

(a)	We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2019	$96.2	$184.2	$280.4
Amortization Expense	(0.5)	(1.3)	(1.8)
Currency translation adjustments	(2.0)	—	(2.0)
Balance at March 31, 2020	$93.7	$182.9	$276.6

At March 31, 2020, the balance of goodwill and intangible assets was $188.3 million and $88.3 million, respectively. During the first quarter of 2020 the Company determined that the economic uncertainty caused by the novel strain of coronavirus (“COVID-19”) pandemic was a trigger for an impairment review of goodwill. As a result of management’s review, we determined that it was not more likely than not that there was impairment.

Note 11 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of March 31, 2020 and December 31, 2019 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2019	$(22.4)	$(6.9)	$(89.4)	$(118.7)
Other comprehensive loss before reclassifications	1.0	(17.3)	(24.8)	(41.1)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	4.6	—	4.5
Other comprehensive loss	0.9	(12.7)	(24.8)	(36.6)
Balance at March 31, 2020	$(21.5)	$(19.6)	$(114.2)	$(155.3)

(1)	Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts of net gains reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2020, were $0.2 million less taxes of $0.1 million. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2020 were net losses of $4.4 million less taxes of $1.1 million, for those related to foreign currency forward exchange contracts and $1.3 million less taxes of $0.3 million, related to commodity swaps. We also recorded net losses of $0.4 million less taxes of $0.1 million related to interest rate swaps.

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

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the Lower Passaic River at an expected cost ranging from $0.97 billion to $2.07 billion. This estimate does not include any costs related to a future remedy for the upper nine miles of the Lower Passaic River. In August 2017, the EPA appointed an independent third party allocation expert to make recommendations on the relative liability of approximately 120 identified non-government PRP’s.  The allocation is expected to be completed by the end of 2020.

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

The accrual was approximately $2.0 million as of March 31, 2020 and December 31, 2019. Given the uncertainty associated with the many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established The Omega Chemical Site PRP Organized Group, (the “OPOG”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. OPOG has attributed to Hexcel either 1.2% or 2.18% of the waste tonnage (dependent on the specific location within the Omega Chemical Site) sent to the site.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a ROD. The OPOG members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of OPOG, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.3 million at March 31, 2020 and at December 31, 2019.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, our aggregate environmental related accruals were $2.7 million and $2.5 million, respectively, of which $0.8 million and $0.6 million, respectively, was included in current other accrued liabilities with the remainder included in other non-current liabilities.  As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at March 31, 2020 and December 31, 2019.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the quarter ended March 31, 2020, and accrued warranty cost, included in “other accrued liabilities” in the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2019	$5.5
Warranty expense	1.3
Deductions and other	(2.3)
Balance as of March 31, 2020	$4.5

Note 13 — Other Operating Expense

In 2020, other operating expense consisted of $14.7 million of costs primarily related to the terminated merger agreement with Woodward, Inc.

Note 14 — Subsequent Events

Response to COVID-19

As part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company is taking the following cost reduction measures: temporary salary reductions and unpaid furloughs for most salaried employees, including reducing the base salary of our Chairman, Chief Executive Officer and President by 50% and our other executive officers by 30%, reducing retainer fees for our non-employee directors by 50%, and suspending the Company’s 401(k) match, employee stock purchase plan, dividend payments and stock repurchases until further notice.  Also, in furtherance of its objectives to reduce costs, the Company is targeting a 30% reduction in labor costs to be implemented on a rolling basis beginning in the second quarter of 2020.  The Company is still developing this plan, and therefore, it cannot reasonably estimate restructuring costs relating to termination benefits at this time.  The Company continues to analyze its cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.

Merger Termination

On January 12, 2020, we announced that we had entered into an agreement and plan of merger (the “Merger Agreement”) with Woodward, Inc. (“Woodward”), which provided for the combination of Hexcel and Woodward in an all stock merger of equals (the “Merger”).  In response to the impact of the COVID-19 pandemic, on April 5, 2020, Hexcel and Woodward entered into an agreement to terminate the Merger Agreement.

Rights Plan

On April 6, 2020, the Company declared a dividend of one preferred share purchase right (a “right”) for each outstanding share of the Company’s common stock and adopted a stockholder rights plan, as set forth in the rights agreement entered into as of April 6, 2020, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The dividend was payable on April 16, 2020 to stockholders of record of the Company’s common stock on such date. In general, the rights plan works by imposing a significant penalty upon any person or group which acquires 15% or more of the outstanding common stock without the approval of the board. If the rights become exercisable, each right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for $150.00. This portion of a preferred share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of common stock. The rights will not be exercisable until ten days after the public announcement that a person or group has become an “acquiring person” (as defined in the rights agreement) by obtaining beneficial ownership of 15% or more of the outstanding common stock. Prior to exercise, the right does not give its holder any dividend, voting, or liquidation rights. The rights will expire on April 6, 2021.

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

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a pandemic. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

Our company is a sole provider for many programs, including critical defense programs. Consistent with national guidelines and with state and local orders to date, we currently continue to operate across our footprint. Notwithstanding our continued operations, COVID-19 has begun to have and may have further negative impacts on our operations, supply chain, transportation networks and customers all of which may compress our margins, even after the preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries. The resulting economic downturn has, and could for an extended period of time, adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of the pandemic could also continue to negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

In the first quarter of 2020, we began to see the impacts of COVID-19 on our markets and operations including significant decreases in air traffic, temporary shutdowns of our customers’ and suppliers’ facilities and decreased demand from our customers. In response, we are in the process of taking certain mitigating actions including reductions in workforce, compensation and benefits, and the suspension of dividend payments and stock repurchases.  The extent to which COVID-19 will adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we expect the pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact to us cannot be reasonably estimated at this time.

On January 12, 2020, we announced that we had entered into an agreement and plan of merger (the “Merger Agreement”) with Woodward, Inc. (“Woodward”), which provided for the combination of Hexcel and Woodward in an all stock merger of equals (the “Merger”).  In response to the impact of the COVID-19 pandemic, on April 5, 2020, Hexcel and Woodward entered into an agreement to terminate the Merger Agreement.

Net sales for the quarter were $541.0 million, 11.3% lower (11.0% in constant currency) than the $609.9 million reported for the first quarter of 2019.  Declines in demand in the Commercial Aerospace and Industrial markets drove the decrease in sales for the quarter.

Commercial Aerospace sales of $362.9 million decreased 12.7% (12.7% in constant currency) for the quarter as compared to the first quarter of 2019.  Lower sales for the Boeing 737 MAX was the largest contributor year over year, followed by the end of the A380 program, partially offset by higher sales year over year for the Boeing 787 and 777X programs

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up 3.1% for the first quarter of 2020 as compared to 2019.

Space & Defense sales of $111.6 million increased 3.5% (4.1% in constant currency) for the quarter as compared to the first quarter of 2019. Rotorcraft, particularly the Black Hawk program, and a number of Space programs drove the increase.

Total Industrial sales of $66.5 million for the first quarter of 2020 were down 23.2% (21.6% in constant currency) as compared to the 2019 period. Wind energy sales were down 23.2% (21.5% in constant currency) compared to the prior year period primarily due to temporary plant closures in China and Austria arising from the COVID-19 pandemic.  Both of these facilities have reopened, but are operating with some ongoing labor access constraints.

Gross margin for the first quarter of 2020 decreased to 26.0% as compared to 27.4% for the first quarter of 2019 primarily related to the volume declines described above.

Selling, general and administrative and research and technology expenses for the first quarter of 2020 were lower than the prior year period, reflecting tight cost control.

Other operating expense of $14.7 million was primarily related to professional fees incurred in connection with the Merger.

Operating cash flow for the first three months of 2020 was $8.6 million compared to $45.9 million in 2019 on lower earnings and higher working capital. Working capital increased resulting in a cash use of $94.8 million in 2020 as compared to $78.4 million in 2019. For the first three months of 2020, capital expenditures were $27.2 million as compared to $61.1 million in the first three months of 2019.  Free cash flow (defined as cash provided by operating activities less capital expenditures) for the three months ended March 31, 2020 was a use of $18.6 million versus $15.2 million in the comparable period of 2019.

Accrual basis additions to capital expenditures were $21.9 million for the first three months of 2020 and $57.5 million in 2019.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2020	2019	% Change
Net sales	$541.0	$609.9	(11.3)%
Net sales change in constant currency			(11.0)%
Operating income	$65.7	$102.8	(36.1)%
As a percentage of net sales	12.1%	16.9%
Net income	42.4	72.2	(41.3)%
Diluted net income per common share	$0.50	$0.84	(40.1)%

The Company uses non-GAAP financial measures, including sales and expenses measured in constant dollars (prior year sales and expenses measured at current year exchange rates); operating income, net income and earnings per share adjusted for items included in operating expense and non-operating expenses; and free cash flow. Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods. These adjustments represent significant charges or credits that we believe are important to an understanding of Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not determined in accordance with generally accepted accounting principles and should not be viewed in isolation or as an alternative to or substitutes for GAAP measures of performance. Our calculation of these measures may not be comparable to similarly titled measures used by other companies, and the measures exclude financial information that some may consider important in evaluating our performance. Reconciliations to adjusted operating income, adjusted net income, adjusted diluted net income per share and free cash flow are provided below.

	Operating Income
	Quarter Ended March 31,
(In millions)	2020	2019
GAAP operating income	$65.7	$102.8
Other operating expense (a)	14.7	—
Adjusted operating income (non-GAAP)	$80.4	$102.8

(a) The quarter ended March 31, 2020 includes costs related to the Merger.

	Quarter Ended March 31,
	2020		2019
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
GAAP	$42.4	$0.50	$72.2	$0.84
Other operating expense (a)	11.4	0.14	—	—
Adjusted (non-GAAP)	$53.8	$0.64	$72.2	$0.84

(a) The quarter ended March 31, 2020 includes costs related to the Merger.

	Quarter Ended March 31,
(In millions)	2020	2019
Net cash provided by operating activities	$8.6	$45.9
Less: Capital expenditures	(27.2)	(61.1)
Free cash flow (non-GAAP)	$(18.6)	$(15.2)

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the three months ended March 31, 2020 and 2019:

	Quarter Ended March 31,
(In millions)	2020	2019	% Change
Consolidated Net Sales	$541.0	$609.9	(11.3)%
Commercial Aerospace	362.9	415.5	(12.7)%
Space & Defense	111.6	107.8	3.5%
Industrial	66.5	86.6	(23.2)%

Composite Materials	$438.5	$487.7	(10.1)%
Commercial Aerospace	300.2	323.4	(7.2)%
Space & Defense	73.2	77.7	(5.8)%
Industrial	65.1	86.6	(24.8)%

Engineered Products	$102.5	$122.2	(16.1)%
Commercial Aerospace	62.7	92.1	(31.9)%
Space & Defense	38.4	30.1	27.6%
Industrial	1.4	—	N/M

Sales by Segment

Composite Materials: Net sales of $438.5 million in the first quarter of 2020 decreased $49.2 million from the $487.7 million in sales for the prior year quarter, driven by declines across all markets. Commercial Aerospace sales reflect lower sales related to the 737 MAX and the end of the A380 program partially offset by increases in the Boeing 787 and 777X programs. The decline in Space & Defense sales primarily related to lower military helicopter and aircraft structure sales partially offset by higher space sales. The decline in Wind energy sales primarily related to temporary plant closures in China and Austria arising from the COVID-19 pandemic.

Engineered Products: Net sales of $102.5 million in the first quarter of 2019 decreased $19.7 million from the $122.2 million for 2019, primarily reflecting lower sales for the Boeing 737 MAX. The increase in Space & Defense sales reflects the growth in the Black Hawk program.

Sales by Market

Commercial Aerospace sales of $362.9 million decreased 12.7% (12.7% in constant currency) for the quarter as compared to the first quarter of 2019.  Lower sales for the Boeing 737 MAX was the largest contributor year over year, followed by the end of the A380 program, partially offset by higher sales year over year for the Boeing 787 and 777X programs.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were up 3.1% for the first quarter of 2020 as compared to 2019.

Space & Defense sales of $111.6 million increased 3.5% (4.1% in constant currency) for the quarter as compared to the first quarter of 2019. Rotorcraft, particularly the Black Hawk program, and a number of Space programs drove the increase.

Total Industrial sales of $66.5 million for the first quarter of 2020 were down 23.2% (21.6% in constant currency) as compared to the 2019 period. Wind energy sales were down 23.2% (21.5% in constant currency) compared to the prior year period primarily related to temporary plant closures in China and Austria arising from the COVID-19 pandemic.

Gross Margin

	Quarter Ended March 31,
(In millions)	2020	2019	% Change
Gross margin	$140.9	$167.2	(15.7)%
Percentage of sales	26.0%	27.4%

Gross margin for the first quarter of 2020 declined to 26.0% compared to 27.4% in the first quarter of 2019, as we experienced volume declines in the Commercial Aerospace and Industrial markets.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2020	2019	% Change
SG&A expense	$46.5	$49.5	(6.1)%
Percentage of sales	8.6%	8.1%

R&T expense	$14.0	$14.9	(6.0)%
Percentage of sales	2.6%	2.4%

Selling, general and administrative and research and technology expenses for the first quarter of 2020 were lower than the prior year period, reflecting tight cost control.

Operating Income

	Quarter Ended March 31
(In millions)	2020	2019	% Change
Consolidated operating income	$65.7	$102.8	(36.1)%
Operating margin	12.1%	16.9%
Composite Materials	91.5	112.5	(18.7)%
Operating margin	19.7%	22.2%
Engineered Products	6.5	14.8	(56.1)%
Operating margin	6.3%	12.1%
Corporate & Other	(32.3)	(24.5)	31.8%

Operating income for the first quarters of 2020 and 2019 declined to $65.7 million and $102.8 million, respectively on lower volumes in the Commercial Aerospace and Industrial markets. The first quarter of 2020 included $14.7 million of costs related to the Merger.

Interest Expense, Net

	Quarter Ended March 31
(In millions)	2020	2019	% Change
Interest expense, net	$12.0	$12.0	—%

Interest expense for the first quarter ended March 31, 2020 was comparable to the same period last year.

Provision for Income Taxes

	Quarter Ended March 31
(In millions)	2020	2019
Income tax expense	$11.8	$20.6
Effective tax rate	21.9%	22.7%

The effective tax rate for the current quarter was 21.9% compared to 22.7% for the quarter ended March 31, 2019. Both periods benefited from deductions associated with share-based compensation payments. Our underlying estimated effective income tax rate is expected to remain at 23% for the year.

Financial Condition

Liquidity: As of March 31, 2020, our total debt, net of cash, was $1,060.8 million, as compared to $995.7 million at December 31, 2019.  The increase in net debt in the first three months of 2020 primarily relates to approximately $39 million of dividend payments and share repurchases. At March 31, 2020, total borrowings under our $1 billion Senior Unsecured Revolving Credit Facility (“the Facility”) were $693 million, including an exceptional drawdown of $250 million in the quarter as a purely prudent response to the pandemic. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the Facility.  As of March 31, 2020, we had not issued any letters of credit under the Facility, resulting in undrawn availability under the Facility of $307 million.

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

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility.  As of March 31, 2020, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until June 2024 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $8.6 million for the first three months of 2020 and $45.9 million for the comparable 2019 period on lower earnings and higher working capital. Working capital increased resulting in a cash use of $94.8 million in 2020 as compared to $78.4 million in 2019.

Investing Activities: Net cash used for investing activities was $27.2 million and $219.5 million in the first three months of 2020 and 2019, respectively. The 2019 period included $158.4 million for the ARC Technologies, Inc. acquisition. Capital expenditures were $27.2 million and $61.1 million in 2020 and 2019, respectively.

Financing Activities: Financing activities provided $284.8 million of cash in the first three months of 2020 and provided $184.9 million in the same period in 2019.  Borrowings under our Facility were higher in 2020 as we chose to draw down an additional $250 million in late March as we focus on generating and preserving cash during this unsettled period. In January 2020, the Company used $49.9 million to repay and terminate its Euro term loan. We also returned $38.8 million to stockholders from stock repurchases and dividends in the first quarter of 2020 compared to $23.9 million in 2019.

In response to the COVID-19 pandemic we announced that we have suspended our dividend payments and stock repurchases.

Financial Obligations and Commitments: The next significant scheduled debt maturity will not occur until 2024, when the Facility matures.  Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Our estimate of liability as a potentially responsible party and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey and other sites are accrued in the Condensed Consolidated Balance Sheets. As of March 31, 2020, our aggregate environmental related accruals were $2.7 million, of which $0.8 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued at the high end of the range of possible outcomes, for those sites where we are able to estimate our liability, our accrual would have been approximately $16 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required changes in the apportionment of costs among responsible parties, the amount of insurance coverage and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates made publicly available by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations with regard to the build rate and return to service of the Boeing 737 MAX and the related impact on our revenues (e) expectations of composite content on new commercial aircraft programs and our share of those requirements; (f) expectations of growth in revenues for space and defense applications, including whether certain programs might be curtailed or discontinued; (g) expectations regarding growth in sales for wind energy, recreation, automotive and other industrial applications; (h) expectations regarding working capital trends and expenditures; (i) expectations as to the level of capital expenditures and when we will complete the construction of capacity expansions and qualification of new products; (j) expectations regarding our ability to maintain and improve margins in view of the current economic environment; (k) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations; (l) our projections regarding our tax rate (m) the anticipated impact of the COVID-19 pandemic on worldwide air travel and aircraft programs, as well as on our customers and suppliers and, in turn, on our operations and financial results; and (n) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2020 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: the impact of the COVID-19 pandemic, including continued disruption in global financial markets, ongoing restrictions on movement and travel, employee absenteeism and reduced consumer demand for air travel, on the operations, business and financial condition of Hexcel and its customers and suppliers, reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas, including reduction in revenue related to a prolonged suspension of production of the Boeing 737 MAX, as well as due to the impact of COVID-19 pandemic; changes in sales mix; changes in current pricing and cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; availability and cost of raw materials; supply chain disruptions; inability to install, staff and qualify necessary capacity or achievement of planned manufacturing improvements; cybersecurity breaches or intrusions; currency exchange rate fluctuations; changes in global political, social and economic conditions; including, but not limited to, the effect of change in global trade policies and the exit of the U.K. from the European Union; work stoppages or other labor disruptions; and unexpected outcome of legal matters or impact of changes in laws or regulations.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports we file with the SEC. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as in Item 1A. “Risk Factors” of this Form 10-Q.  We do not undertake an obligation to update our forward-looking statements or risk factors to reflect future events or circumstances, except as otherwise required by law.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports we file with the SEC. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  We do not undertake an obligation to update our forward-looking statements or risk factors to reflect future events or circumstances, except as otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and major financial markets, there have been no material changes in market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2020, and with the participation of the Company's management have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 12 on pages 15 through 16 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. There have been no material changes in the Company’s risk factors from the aforementioned 10-K, except as set forth in the below risk factor and that, due to  the termination of the Merger Agreement, the risk factors set forth in the Form 10-K under “Risks Relating to the Proposed Merger with Woodward” are no longer applicable.

Our business has been and will continue to be adversely affected by the COVID-19 pandemic.

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business, and there is no guarantee our efforts to address the adverse impacts of COVID-19 will be effective.

We have experienced operational interruptions as a result of COVID-19, including the temporary suspension of operations due to the inability to staff facilities or government imposed restrictions, which will have an adverse effect on the productivity and profitability of such manufacturing facilities, and in turn is expected to have an adverse effect on our business and operations.  Moreover, a prolonged pandemic, or the threat thereof, could result in continued worker absences and travel restrictions for our employees, lower productivity, voluntary closure of our offices and facilities, and other disruptions to our business. Any of these could have a material adverse effect on our business, financial condition or results of operations.

In addition, several countries, including the United States, have taken steps to restrict air travel, and many companies have adopted policies prohibiting non-essential business travel by their employees.  Even in the absence of formal restrictions and prohibitions, contagious illness and fear of contagion adversely affects travel behavior.  Approximately 68% of our net sales for fiscal year ended December 31, 2019 were derived from sales to Commercial Aerospace customers, which included 87% from Airbus and Boeing aircraft, and 13% from regional and business aircraft. Current travel restrictions, as well as changes in the propensity for the general public to travel by air as a result of the COVID-19 pandemic, has caused reductions in demand for commercial aircraft, which will adversely impact our net sales and operating results and may continue to do so for an extended period of time.  While we are unable to predict the magnitude of such impact at this time, the loss of, or significant reduction in, purchases by Airbus or Boeing will materially impair our business, operating results, prospects and financial condition.

Furthermore, the COVID-19 pandemic has resulted in market volatility which has caused a precipitous decline in our stock price subjecting us to increased takeover risk, impaired our ability to declare dividends or other distributions and conduct share buybacks, and may impact our ability to comply with the covenants contained in the agreements that govern our indebtedness and raise additional funds when and as needed.  We may also incur additional costs to remedy damages caused by business disruptions, performance delays or interruptions, payment defaults or bankruptcy of our third-party customers and suppliers, which could adversely affect our financial condition and results of operations.

To the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, such as those relating to the cyclical nature of the markets in which we operate, our ability to maintain manufacturing efficiency, disruption of our operations at our manufacturing facilities or in our supply chain and risks generally associated with international business operations.

Due to the evolving and highly uncertain nature of this event, we cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact our business, results and financial condition, which will depend on many factors that are not known at this time. These include, among others, the extent of harm to public health, the continued disruption to the manufacturing of and demand for our products, and the impact of the global business and economic environment on liquidity and the availability of capital. We are staying in close communication with our manufacturing facilities, employees, customers, and suppliers, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares or Units Purchased	(b) Average Price Paid per share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2020	332,057	$74.19	332,057	$217,162,739
February 1 — February 29, 2020	—	—	—	$217,162,739
March 1 — March 31, 2020	—	—	—	$217,162,739
Total	332,057	$74.19	332,057	$217,162,739	(1)

(1)

On May 7, 2018, we announced that our Board authorized us to repurchase an additional $500 million of our outstanding common stock of which $217.2 million was still available at March 31, 2020. The Company has suspended share repurchases under this program as a result of current economic conditions related to COVID-19.

ITEMS 3 and 4 are not applicable, and therefore have been omitted.

ITEM 5. Other Information

As part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company is taking the following cost reduction measures: temporary salary reductions and unpaid furloughs for most salaried employees, including reducing the base salary of our Chairman, Chief Executive Officer and President by 50% and our other executive officers by 30%, reducing retainer fees for our non-employee directors by 50%, and suspending the Company’s 401(k) match, employee stock purchase plan, dividend payments and stock repurchases until further notice.  Also, in furtherance of its objectives to reduce costs, the Company is targeting a 30% reduction in labor costs to be implemented on a rolling basis beginning in the second quarter of 2020.  The Company is still developing this plan, and therefore, it cannot reasonably estimate restructuring costs relating to termination benefits at this time.  The Company continues to analyze its cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1**

Agreement and Plan of Merger, dated as of January 12, 2020, by and among Hexcel Corporation, Woodward, Inc. and Genesis Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

3.1

Certificate of Designations of Series A Junior Participating Preferred Stock of Hexcel Corporation, as filed with the Secretary of the State of Delaware on April 6, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 6, 2020).

4.1

Rights Agreement, dated as of April 6, 2020, between Hexcel Corporation and American Stock Transfer & Trust Company, LLC, which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 6, 2020).

10.1

Mutual Termination Agreement, dated as of April 5, 2020, between Hexcel Corporation, Woodward, Inc. and Genesis Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2020).

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

Inline XBRL Taxonomy Extension Schema

Inline XBRL Taxonomy Extension Calculation Linkbase

Inline XBRL Taxonomy Extension Definition Linkbase

Inline XBRL Taxonomy Extension Label Linkbase

Inline XBRL Taxonomy Extension Presentation Linkbase

Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

**Schedules and exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Company will provide a copy of any omitted schedule or exhibit to the Securities and Exchange Commission or its staff upon request.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hexcel Corporation

April 20, 2020	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Senior Vice President, Corporate Controller and
Chief Accounting Officer