Form 10-Q
period 2020-06-30
HEXCEL CORP /DE/
filed 2020-07-27
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2020
COMMON STOCK	83,505,784

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In millions)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$257.2	$64.4
Accounts receivable, net	191.6	227.6
Inventories, net	316.6	333.1
Contract assets	54.7	52.7
Prepaid expenses and other current assets	29.5	27.1
Total current assets	849.6	704.9

Property, plant and equipment	3,094.9	3,075.1
Less accumulated depreciation	(1,193.1)	(1,132.3)
Net property, plant and equipment	1,901.8	1,942.8

Goodwill and other intangible assets, net	275.6	280.4
Investments in affiliated companies	45.0	46.5
Other assets	150.5	154.0
Total assets	$3,222.5	$3,128.6

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.5	$9.5
Accounts payable	73.2	157.6
Accrued compensation and benefits	48.6	74.4
Accrued liabilities	97.6	81.1
Total current liabilities	219.9	322.6
Commitments and contingencies (see Note 12)
Long-term debt	1,264.7	1,050.6
Retirement obligations	54.1	53.3
Other non-current liabilities	246.9	256.0
Total liabilities	1,785.6	1,682.5
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 109.6 shares and 109.3 shares issued at June 30, 2020 and December 31, 2019, respectively	1.1	1.1
Additional paid-in capital	844.6	829.9
Retained earnings	2,006.1	1,978.9
Accumulated other comprehensive loss	(138.0)	(118.7)
	2,713.8	2,691.2
Less – Treasury stock, at cost, 26.1 shares at June 30, 2020 and 25.7 shares at December 31, 2019, respectively.	(1,276.9)	(1,245.1)
Total stockholders' equity	1,436.9	1,446.1
Total liabilities and stockholders' equity	$3,222.5	$3,128.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Net sales	$378.7	$609.0	$919.7	$1,218.9
Cost of sales	323.8	440.2	723.9	882.9
Gross margin	54.9	168.8	195.8	336.0
Selling, general and administrative expenses	24.1	39.5	70.6	89.0
Research and technology expenses	11.3	14.2	25.3	29.1
Other operating expense	13.1	—	27.8	—
Operating income	6.4	115.1	72.1	217.9
Interest expense, net	10.7	11.9	22.7	23.9
Income (loss) before income taxes, and equity in earnings from affiliated companies	(4.3)	103.2	49.4	194.0
Provision for (benefit from) income taxes	(3.6)	23.6	8.2	44.2
Income (loss) before equity in earnings from affiliated companies	(0.7)	79.6	41.2	149.8
Equity in earnings (loss) from affiliated companies	(0.3)	1.3	0.2	3.3
Net income (loss)	$(1.0)	$80.9	$41.4	$153.1
Basic net income (loss) per common share	$(0.01)	$0.95	$0.49	$1.80
Diluted net income (loss) per common share	$(0.01)	$0.94	$0.49	$1.78
Dividends per share	$—	$0.15	$0.17	$0.30
Weighted-average common shares:
Basic	83.7	85.2	83.7	85.1
Diluted	83.7	86.2	84.1	86.1

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$(1.0)	$80.9	$41.4	$153.1
Currency translation adjustments	8.8	(1.4)	(16.0)	(4.2)
Net unrealized pension and other benefit actuarial gains (losses) and prior service credits (net of tax)	(0.1)	0.1	0.8	(0.3)
Net unrealized gains (losses) on financial instruments (net of tax)	8.6	(2.9)	(4.1)	(5.6)
Total other comprehensive income (loss)	17.3	(4.2)	(19.3)	(10.1)
Comprehensive income	$16.3	$76.7	$22.1	$143.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$41.4	$153.1
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	70.4	72.7
Amortization related to financing	0.5	0.9
Deferred income taxes	(0.1)	6.8
Equity in earnings from affiliated companies	(0.2)	(3.3)
Stock-based compensation	12.7	13.5
Merger and restructuring charges	27.8	—
Merger and restructuring cash payments	(20.2)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	34.3	(48.0)
Decrease (increase) in inventories	14.6	(36.3)
Increase in prepaid expenses and other current assets	(5.7)	(15.8)
(Decrease) increase in accounts payable/accrued liabilities	(95.2)	17.4
Other – net	(6.7)	(3.8)
Net cash provided by operating activities	73.6	157.2

Cash flows from investing activities
Capital expenditures	(40.4)	(99.3)
Acquisition of business	—	(163.2)
Net cash used for investing activities	(40.4)	(262.5)

Cash flows from financing activities
Repayments of Euro term loan	(49.9)	(9.0)
Borrowing from senior unsecured credit facility - 2024	392.0	408.0
Repayment of senior unsecured credit facility - 2024	(137.0)	(30.0)
Borrowing from senior unsecured credit facility - 2021	—	345.0
Repayment of senior unsecured credit facility - 2021	—	(547.0)
Repayment of finance lease obligation and other debt, net	(0.2)	(0.4)
Issuance costs related to senior credit facility	—	(2.2)
Dividends paid	(14.2)	(25.5)
Repurchase of stock	(24.6)	(11.2)
Activity under stock plans	(5.2)	0.5
Net cash provided by financing activities	160.9	128.2
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.2)
Net increase in cash and cash equivalents	192.8	22.7
Cash and cash equivalents at beginning of period	64.4	32.7
Cash and cash equivalents at end of period	$257.2	$55.4
Supplemental data:
Accrual basis additions to plant, property and equipment	$33.4	$107.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months ended June 30, 2020, and June 30, 2019

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2018	$1.1	$798.3	$1,726.5	$(108.0)	$(1,095.9)	$1,322.0
Net income	—	—	72.2	—	—	72.2
Dividends paid on common stock	—	—	(12.7)	—	—	(12.7)
Change in other comprehensive income (loss)– net of tax	—	—	—	(5.9)	—	(5.9)
Stock based compensation	—	13.5	—	—	(5.5)	8.0
Acquisition of treasury stock	—	—	—	—	(11.2)	(11.2)
Balance, March 31, 2019	$1.1	$811.8	$1,786.0	$(113.9)	$(1,112.6)	$1,372.4
Net income	—	—	80.9	—	—	80.9
Dividends paid on common stock	—	—	(12.8)	—	—	(12.8)
Change in other comprehensive income (loss)– net of tax	—	—	—	(4.2)	—	(4.2)
Stock based compensation	—	6.1	—	—	—	6.1
Balance, June 30, 2019	$1.1	$817.9	$1,854.1	$(118.1)	$(1,112.6)	$1,442.4

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2019	$1.1	$829.9	$1,978.9	$(118.7)	$(1,245.1)	$1,446.1
Net income	—	—	42.4	—	—	42.4
Dividends paid on common stock	—	—	(14.2)	—	—	(14.2)
Change in other comprehensive income (loss)– net of tax	—	—	—	(36.6)	—	(36.6)
Stock based compensation	—	15.2	—	—	(7.2)	8.0
Acquisition of treasury stock	—	—	—	—	(24.6)	(24.6)
Balance, March 31, 2020	$1.1	$845.1	$2,007.1	$(155.3)	$(1,276.9)	$1,421.1
Net loss	—	—	(1.0)	—	—	(1.0)
Dividends paid on common stock	—	—	—	—	—	—
Change in other comprehensive income (loss)– net of tax	—	—	—	17.3	—	17.3
Stock based compensation	—	(0.5)	—	—	—	(0.5)
Balance, June 30, 2020	$1.1	$844.6	$2,006.1	$(138.0)	$(1,276.9)	$1,436.9

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

Merger Termination

On January 12, 2020, we announced that we had entered into an agreement and plan of merger (the “Merger Agreement”) with Woodward, Inc. (“Woodward”), which provided for the combination of Hexcel and Woodward in an all stock merger of equals (the “Merger”).  In response to the impact of the novel strain of coronavirus (“COVID-19”) pandemic, on April 5, 2020, Hexcel and Woodward entered into an agreement to terminate the Merger Agreement.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The Accounting Standards Codification 326, Financial Instruments- Credit Losses (“ASC 326”) requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. We adopted the update, effective January 1, 2020, applying this standard to our Accounts Receivable and Contract Assets. Our high-quality credit review practice and good customer relationships has resulted in accounts receivable write offs below 0.5% of our annual sales. Due to the requirements of ASC 326, we have reviewed and refined our bad debt reserve process. Management reviews the average annual charge-off rate along with an assessment of current micro and macro-economic factors to determine any required reserves. If at any time management finds that there are significant changes to any of these contributing factors, the reserve will be adjusted accordingly. In the six months ended June 30, 2020 we recorded $0.2 million of reserves and there were no write-offs against receivables resulting in a reserve balance of $0.8 million at June 30, 2020.

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

Note 2 — Net Income (Loss) Per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Basic net income (loss) per common share:
Net income (loss)	$(1.0)	$80.9	$41.4	$153.1
Weighted average common shares outstanding	83.7	85.2	83.7	85.1

Basic net income (loss) per common share	$(0.01)	$0.95	$0.49	$1.80

Diluted net income (loss) per common share:
Net income (loss)	(1.0)	80.9	41.4	153.1

Weighted average common shares outstanding — Basic	83.7	85.2	83.7	85.1
Plus incremental shares from assumed conversions:
Restricted stock units	—	0.4	0.2	0.4
Stock options	—	0.6	0.2	0.6
Weighted average common shares outstanding — Dilutive (1)	83.7	86.2	84.1	86.1

Diluted net (loss) income per common share (1)	$(0.01)	$0.94	$0.49	$1.78

(1)

For the quarter ended June 30, 2020, the dilutive impact of outstanding options and restricted stock units was excluded from the dilutive share count as a result of the Company’s net loss for the period.

Total shares underlying stock options of 0.8 million, were excluded from the computation of diluted net income per share for the six months ended June 30, 2020, as they were anti-dilutive. Total shares underlying stock options of 0.1 million and 0.2 million, respectively, were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2019, as they were anti-dilutive.

Rights Plan

On April 6, 2020, the Company declared a dividend of one preferred share purchase right (a “right”) for each outstanding share of the Company’s common stock and adopted a stockholder rights plan, as set forth in the rights agreement entered into as of April 6, 2020, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The dividend was payable on April 16, 2020 to stockholders of record of the Company’s common stock on such date. In general, the rights plan works by imposing a significant penalty upon any person or group which acquires 15% or more of the outstanding common stock without the prior approval of the board. If the rights become exercisable, each right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for $150.00. This portion of a preferred share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of common stock. The rights will not be exercisable until ten days after the public announcement that a person or group has become an “acquiring person” (as defined in the rights agreement) by obtaining beneficial ownership of 15% or more of our outstanding common stock. Prior to exercise, the right does not give its holder any dividend, voting, or liquidation rights. The rights will expire on April 6, 2021. The rights were not exercisable at anytime through June 30, 2020.

Note 3 — Inventories

(In millions)	June 30, 2020	December 31, 2019
Raw materials	$165.0	$154.9
Work in progress	30.0	40.9
Finished goods	121.6	137.3
Total Inventory	$316.6	$333.1

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarter and six months ended June 30, 2020 and 2019 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.1	0.1	0.2	0.3
Net amortization	0.1	—	0.2	—
Net periodic benefit cost	$0.5	$0.4	$1.0	$0.9

(In millions)	June 30, 2020	December 31, 2019
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$1.3	$1.4
Other non-current liabilities	19.4	18.9
Total accrued benefit	$20.7	$20.3

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
European Defined Benefit Retirement Plans
Service cost	$0.3	$0.2	$0.5	$0.5
Interest cost	0.8	1.1	1.7	2.2
Expected return on plan assets	(1.7)	(2.2)	(3.4)	(4.4)
Net amortization and deferral	0.1	0.1	0.2	0.2
Net periodic benefit credit	$(0.5)	$(0.8)	$(1.0)	$(1.5)

(In millions)	June 30, 2020	December 31, 2019
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$45.7	$45.2

Accrued liabilities	1.7	0.6
Other non-current liabilities	19.3	18.9
Total accrued benefit	$21.0	$19.5

All costs related to our pensions are included as a component of operating income in our condensed consolidated statements of operations. For the quarters ended June 30, 2020 and 2019, amounts unrelated to service costs were a benefit of $0.6 million and $0.9 million, respectively. For the six months ended June 30, 2020 and 2019, amounts unrelated to service costs were a benefit of $1.1 million and $1.7 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  We have contributed approximately $0.3 million in the first six months of 2020 to cover unfunded benefits.  We expect to contribute a total of $1.4 million in 2020 to cover unfunded benefits.  We contributed $0.3 million to our U.S. non-qualified defined benefit retirement plans during the first six months of 2019.

We contributed $1.9 million and $2.3 million to our European defined benefit retirement plans during the six months ended June 30, 2020 and 2019, respectively.  We plan to contribute approximately $5.0 million during 2020 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.2 million of net amortization gain deferral for both the quarters ended June 30, 2020 and 2019; and $0.5 million for both the six months ended June 30, 2020 and 2019. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarter and six months ended June 30, 2020 and 2019 were immaterial.

(In millions)	June 30, 2020	December 31, 2019
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$0.5
Other non-current liabilities	2.6	2.6
Total accrued benefit	$3.1	$3.1

Amounts contributed in connection with our postretirement plans were immaterial for both the six months ended June 30, 2020 and 2019. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.5 million in 2020 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	June 30, 2020	December 31, 2019
Current portion of finance lease	$0.5	$0.6
Current portion of Euro term loan	—	8.9
Current portion of debt	0.5	9.5
Non-current portion of Euro term loan	—	41.5
Senior unsecured credit facility	568.0	313.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(1.6)	(1.7)
Senior notes --- deferred financing costs	(3.8)	(4.2)
Non-current portion of finance lease and other debt	2.1	2.0
Long-term debt	1,264.7	1,050.6
Total debt	$1,265.2	$1,060.1

In June 2019, the Company refinanced its senior unsecured credit facility (the “Facility”), increasing borrowing capacity from $700 million to $1 billion. The Facility matures in June 2024. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.50%, depending upon the better of the Company’s leverage ratio or the credit rating. During the second quarter of 2020 the interest rate for the Facility increased to LIBOR + 1.125%, reflecting a change in the leverage ratio. As of June 30, 2020, total borrowings under the Facility were $568 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of June 30, 2020, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $432 million. The weighted average interest rate for the Facility was 1.98% for the six months ended June 30, 2020.

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

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for six months ended June 30, 2020 was 3.87% inclusive of approximately a 0.25% benefit of treasury locks. Based on quoted prices, the fair value of the senior unsecured notes due in 2027 was $427.7 million at June 30, 2020.

In January 2020 we used $49.9 million to repay and terminate the Euro term loan.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%.  The effective interest rate for the six months ended June 30, 2020 was 4.83%. Based on quoted prices, the fair value of these notes was $326.7 million at June 30, 2020.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through September 2022, which we account for as cash flow hedges. The aggregate notional amount of these contracts was $363.0 million and $426.9 million at June 30, 2020 and December 31, 2019, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, gains of $2.8 million and losses of $14.5 million, were recorded in other comprehensive income for the quarter and six months ended June 30, 2020 and losses of $5.2 million and $8.8 million for the quarter and six months ended June 30, 2019.  We classified $1.0 million of the carrying amount of these contracts as assets ($0.4 million of which was recorded in prepaid expenses and other current assets) and $17.3 million as liabilities ($3.6 million of which is recorded in non-current liabilities), on the condensed consolidated balance sheets at June 30, 2020, and $3.7 million of the carrying amount of these contracts was classified in assets ($1.3 million of which was recorded in prepaid expenses and other current assets) and $15.5 million as liabilities ($2.9 million of which is in other non-current liabilities) at December 31, 2019.  We recognized net losses of $5.7 million and $10.1 million in gross margin during the quarter and six months ended June 30, 2020, and net losses of $2.8 million and $4.6 million for the quarter and six months ended June 30, 2019.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the re-measurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended June 30, 2020 and 2019, we recognized net foreign exchange losses of $0.7 million and $0.9 million, respectively, in the condensed consolidated statements of operations. During the six months ended June 30, 2020 and 2019, we recognized net foreign exchange losses of $1.7 million and $0.6 million, respectively. The net foreign exchange impact recognized from these hedges offsets the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was less than $0.1 million classified as current liabilities at June 30, 2020, and $0.6 million classified in prepaid expenses and other current assets and less than $0.1 million of current liabilities on our consolidated balance sheets at December 31, 2019, in the condensed consolidated balance sheets.

 The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income for the quarters and six months ended June 30, 2020 and June 30, 2019 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Unrealized losses at beginning of period, net of tax	$(18.7)	$(11.4)	$(8.4)	$(10.6)
Losses reclassified to net sales	4.4	2.2	7.7	3.5
Increase (decrease) in fair value	2.0	(4.6)	(11.6)	(6.7)
Unrealized losses at end of period, net of tax	$(12.3)	$(13.8)	$(12.3)	$(13.8)

Unrealized losses of $14.2 million recorded in accumulated other comprehensive loss, less taxes of $3.4 million, as of June 30, 2020, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile).  As of June 30, 2020, we had commodity swap agreements with a notional value of $15.1 million. The swaps mature monthly through March 2022. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was a liability of $6.2 million ($0.7 million of which was in other non-current liabilities) at June 30, 2020, and a liability of $5.4 million ($1.1 million of which was in other non-current liabilities) at December 31, 2019.

Note 7 — Income Taxes

The tax provision, a benefit of $3.6 million for the current quarter, included a $2.7 million benefit primarily for the release of reserves of unrecognized tax benefits as a result of tax audit settlements. The effective tax rate was 16.5% for the first half of 2020, compared to 22.8% for the first half of 2019. Excluding the $2.7 million benefit, the adjusted 2020 year-to-date tax rate would have been 21.9%. Our underlying estimated effective income tax rate is expected to remain at 23% for the year.

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was $1.0 million and $23.5 million and $4.3 million and $21.7 million, respectively, at June 30, 2020 and December 31,

2019.  In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the condensed consolidated balance sheets.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•

Interest rate swaps — valued using LIBOR yield curves at the reporting date. The fair value of the liabilities were $0.6 million at December 31, 2019.  There were no interest rate swaps outstanding at June 30, 2020.

•

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at June 30, 2020 was $1.0 million and $17.3 million, respectively. The fair value of assets and liabilities at December 31, 2019 was $4.3 million and $15.7 million, respectively.

•	Commodity raw materials — valued using quoted forward prices at the reporting date. Fair value of liabilities at June 30, 2020 and December 31, 2019 was $6.2 million and $5.4 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2020 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3 — At June 30, 2020 we have a liability for $3.2 million, which represents contingent consideration that was recognized in connection with the Company’s Oxford Performance Materials, Inc. acquisition. This amount was estimated based on certain contractual stipulations which require payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results. There were no payments and the amount of interest related to this liability accreted was not material during the six months ended June 30, 2020.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the quarters and six months ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Consolidated Net Sales	$378.7	$609.0	$919.7	$1,218.9
Commercial Aerospace	203.9	416.5	566.8	832.0
Space & Defense	108.4	111.8	220.0	219.6
Industrial	66.4	80.7	132.9	167.3

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in our condensed consolidated balance sheets as a component of current assets. The activity related to contract assets for the six months ended June 30, 2020 is as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2019	$12.8	$39.9	$52.7
Net revenue billed	(1.4)	4.6	3.2
Balance at March 31, 2020	$11.4	$44.5	$55.9
Net revenue billed	0.5	(1.7)	(1.2)
Balance at June 30, 2020	$11.9	$42.8	$54.7

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

Financial information for our operating segments for the quarters and six months ended June 30, 2020 and 2019 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Second Quarter 2020
Net sales to external customers	$306.2	$72.5	$—	$378.7
Intersegment sales	15.4	0.4	(15.8)	—
Total sales	$321.6	$72.9	$(15.8)	$378.7
Other operating expense	8.5	2.4	2.2	13.1
Operating income (loss)	20.1	(0.5)	(13.2)	6.4
Depreciation and amortization	30.8	4.0	0.1	34.9
Stock-based compensation	(0.3)	(0.1)	(1.3)	(1.7)
Accrual basis additions to capital expenditures	10.5	1.0	—	11.5

Second Quarter 2019
Net sales to external customers	$484.0	$125.0	$—	$609.0
Intersegment sales	21.5	—	(21.5)	—
Total sales	$505.5	$125.0	$(21.5)	$609.0
Operating income (loss)	111.8	16.3	(13.0)	115.1
Depreciation and amortization	30.1	3.8	0.1	34.0
Stock-based compensation	1.1	0.4	0.9	2.4
Accrual basis additions to capital expenditures	49.0	1.1	—	50.1

Six Months Ended June 30, 2020
Net sales to external customers	$744.7	$175.0	$—	$919.7
Intersegment sales	40.2	0.9	(41.1)	—
Total sales	$784.9	$175.9	$(41.1)	$919.7
Other operating expense	9.1	2.7	16.0	27.8
Operating income (loss)	111.6	6.0	(45.5)	72.1
Depreciation and amortization	62.6	7.7	0.1	70.4
Stock-based compensation	4.4	1.1	7.2	12.7
Accrual basis additions to capital expenditures	30.7	2.7	—	33.4

Six Months Ended June 30, 2019
Net sales to external customers	$971.7	$247.2	$—	$1,218.9
Intersegment sales	40.7	0.1	(40.8)	—
Total sales	$1,012.4	$247.3	$(40.8)	$1,218.9
Operating income (loss)	224.3	31.1	(37.5)	217.9
Depreciation and amortization	65.0	7.6	0.1	72.7
Stock-based compensation	5.2	1.2	7.1	13.5
Accrual basis additions to capital expenditures	105.8	1.8	—	107.6
(a)	We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2019	$96.2	$184.2	$280.4
Amortization expense	(0.9)	(2.5)	(3.4)
Currency translation adjustments	(1.4)	—	(1.4)
Balance at June 30, 2020	$93.9	$181.7	$275.6

At June 30, 2020, the balance of goodwill and intangible assets was $188.9 million and $86.7 million, respectively. During the first half of 2020 the Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of goodwill. As a result of management’s review, we determined that it was not more likely than not that there was impairment.

Note 11 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations. The components of accumulated other comprehensive loss as of June 30, 2020 and December 31, 2019 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2019	$(22.4)	$(6.9)	$(89.4)	$(118.7)
Other comprehensive income (loss) before reclassifications	1.0	(14.5)	(16.0)	(29.5)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	10.4	—	10.2
Other comprehensive income (loss)	0.8	(4.1)	(16.0)	(19.3)
Balance at June 30, 2020	$(21.6)	$(11.0)	$(105.4)	$(138.0)

(1)	Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts of net gains reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the quarter and six months ended June 30, 2020, were $0.2 million less taxes of $0.1 million, and $0.4 million less taxes of $0.2 million, respectively. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the quarter and six months ended June 30, 2020 were net losses of $5.7 million less taxes of $1.3 million and $10.1 million less taxes of $2.4 million, for those related to foreign currency forward exchange contracts and $2.1 million less taxes of $0.5 million and $3.4 million less taxes of $0.8 million, related to commodity swaps. We also recorded net gains of $0.3 million with less taxes of $0.1 million and net losses of $0.1 million less taxes of less than $0.1 million related to interest rate derivatives, in the three and six month periods ended June 30, 2020, respectively.

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

The accrual was approximately $2.0 million as of June 30, 2020 and December 31, 2019. Given the uncertainty associated with the many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established The Omega Chemical Site PRP Organized Group, (the “OPOG”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. The OPOG has attributed to Hexcel either 1.2% or 2.18% of the waste tonnage (dependent on the specific location within the Omega Chemical Site) sent to the site.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a ROD. The OPOG members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the OPOG, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.3 million at June 30, 2020 and at December 31, 2019.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, our aggregate environmental related accruals were $2.6 million and $2.5 million, respectively, of which $0.7 million and $0.6 million, respectively, was included in current other accrued liabilities with the remainder included in other non-current liabilities.  As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at June 30, 2020 and December 31, 2019.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the six months ended June 30, 2020, and accrued warranty cost, included in “other accrued liabilities” in the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2019	$5.5
Warranty expense	1.3
Deductions and other	(2.3)
Balance as of March 31, 2020	$4.5
Warranty expense	—
Deductions and other	(1.5)
Balance as of June 30, 2020	$3.0

Note 13 — Other Operating Expense

In the second quarter of 2020, we took several cost reduction measures including eliminating approximately 30% of our labor costs through temporary salary reductions, unpaid furloughs and the elimination of over 1,500 jobs. We took a restructuring charge of $13.1 million in the second quarter primarily related to the job reductions. In the six months ended 2020, other operating expense of $27.8 million also included costs related to the terminated merger agreement with Woodward.

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

Our company is a sole provider for many programs, including critical defense programs. Consistent with national guidelines and with state and local orders to date, we currently continue to operate across our footprint with some temporary site closures. Notwithstanding our continued operations, COVID-19 has begun to have and may have further negative impacts on our operations, supply chain, transportation networks and customers all of which have and may continue to compress our margins, even after the preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. The resulting economic downturn has, and could for an extended period of time, adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of the pandemic could also continue to negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

During the second quarter of 2020, our operations, margins and results were adversely impacted by lower demand for our products due to substantial reductions in original equipment manufacturer build rates combined with a move to reduce inventory throughout our supply chain, particularly carbon fiber. Since the outbreak began, we have seen the impacts of COVID-19 on our markets and operations including significant decreases in air traffic, temporary shutdowns of our customers’ and suppliers’ facilities and decreased demand from our customers. In response, we have taken certain mitigating actions to align our costs with the lower sales and to preserve liquidity including eliminating approximately 30% of our labor costs, curtailing discretionary spend, and suspending dividend payments and stock repurchases.  The extent to which COVID-19 will adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the effectiveness of actions globally to contain or mitigate its effects. While we expect the pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact to us cannot be reasonably estimated at this time.

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

Net sales for the quarter were $378.7 million, 37.8% lower (38.2% in constant currency) than the $609.0 million reported for the second quarter of 2019.  Declines in demand in the Commercial Aerospace and Industrial markets drove the decrease in sales for the quarter.

Commercial Aerospace sales of $203.9 million decreased 51.0% (51.5% in constant currency) for the quarter as compared to the second quarter of 2019.  There were significantly lower sales across all major programs as build rates across Commercial Aerospace have decreased significantly and rapidly in response to the COVID-19 pandemic. Lower sales for the Airbus A350 had the largest quarterly revenue impact compared to the second quarter of 2019. Further, initial inventory reductions in the supply chain during the second quarter of 2020 accentuated the impact of the sales decrease.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down 25.0% for the second quarter of 2020 as compared to 2019.

Space & Defense sales of $108.4 million decreased 3.0% (3.6% in constant currency) for the quarter as compared to the second quarter of 2019. The decrease was due to lower demand from a number of international space and defense programs as aggregate U.S. space and defense sales were up nominally in the second quarter of 2020 compared to the second quarter of 2019.

Total Industrial sales of $66.4 million for the second quarter of 2020 were down 17.7% (16.6% in constant currency) as compared to the 2019 period. Wind energy sales (the largest submarket in Industrial), experienced a decline of 14.6% compared to the second quarter of 2019 as customer demand softened.

Gross margin for the second quarter of 2020 decreased to 14.5% as compared to 27.7% for the second quarter of 2019. The dramatic reduction in demand combined with the unfavorable mix impact of lower carbon fiber sales drove the decline in margin performance in 2020.

Selling, general and administrative and research and technology expenses for the second quarter of 2020 were 34% lower than the prior year, as cost reduction actions began to take effect, including headcount reductions and minimizing discretionary spending.

Other operating expense of $13.1 million, for the second quarter of 2020, was primarily related to severance costs resulting from workforce reductions.

Operating cash flow for the first six months of 2020 was $73.6 million compared to $157.2 million in 2019 on lower earnings partially offset by lower working capital usage. Working capital used $52.0 million in 2020 as compared to $82.7 million in 2019. For the first six months of 2020, capital expenditures were $40.4 million as compared to $99.3 million in the first six months of 2019.  Free cash flow (defined as cash provided by operating activities less capital expenditures) for the six months ended June 30, 2020 was a use of $33.2 million versus $57.9 million in the comparable period of 2019.

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2020	2019	% Change	2020	2019	% Change
Net sales	$378.7	$609.0	(37.8)%	$919.7	$1,218.9	(24.5)%
Net sales change in constant currency			(38.2)%			(24.6)%
Operating income	$6.4	$115.1	(94.4)%	$72.1	$217.9	(66.9)%
As a percentage of net sales	1.7%	18.9%		7.8%	17.9%
Net income (loss)	(1.0)	80.9	N/M	41.4	153.1	(73.0)%
Diluted net income (loss) per common share	$(0.01)	$0.94	N/M	$0.49	$1.78	(72.5)%

The Company uses non-GAAP financial measures, including sales and expenses measured in constant dollars (prior year sales and expenses measured at current year exchange rates); operating income, net income and earnings per share adjusted for items included in operating expense and non-operating expenses; the effective tax rate adjusted for certain out of period items; and free cash flow. Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods. These adjustments represent significant charges or credits that we believe are important to an understanding of Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not determined in accordance with generally accepted accounting principles and should not be viewed in isolation or as an alternative to or substitutes for GAAP measures of performance. Our calculation of these measures may not be comparable to similarly titled measures used by other companies, and the measures exclude financial information that some may consider important in evaluating our performance. Reconciliations to adjusted operating income, adjusted net income, adjusted effective tax rate, adjusted diluted net income per share and free cash flow are provided below.

	Operating Income
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
GAAP operating income	$6.4	$115.1	$72.1	$217.9
Other operating expense (a)	13.1	—	27.8	—
Adjusted operating income (non-GAAP)	$19.5	$115.1	$99.9	$217.9

(a) The quarter and six months ended June 30, 2020 includes restructuring expenses as well as costs related to the terminated merger with Woodward.

	Quarter Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(In millions, except per diluted share data)	Net Income (loss)	Tax Rate %	Net Income	Tax Rate %	Net Income	Tax Rate %	Net Income	Tax Rate %
GAAP	$(1.0)	N/M	$80.9	22.9	$41.4	16.5	$153.1	22.8
Other operating expense (a)	10.1	—	—	—	21.5	—	—	—
Discrete tax benefit (b)	(2.7)	N/M	—	—	(2.7)	5.4	—	—
Adjusted (non-GAAP)	$6.4	N/M	$80.9	22.9	$60.2	21.9	$153.1	22.8
Adjusted diluted net income per share (non-GAAP)	$0.08		$0.94		$0.72		$1.78

(a) The quarter and six months ended June 30, 2020 includes restructuring expenses as well as costs related to the terminated merger with Woodward.
(b) The quarter and six months ended June 30, 2020 includes a tax benefit primarily due to the release of reserves of unrecognized tax benefits as a result of tax audit settlements.

	Six Months Ended June 30,
(In millions)	2020	2019
Net cash provided by operating activities	$73.6	$157.2
Less: Capital expenditures	(40.4)	(99.3)
Free cash flow (non-GAAP)	$33.2	$57.9

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2020 and 2019:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	% Change	2020	2019	% Change
Consolidated Net Sales	$378.7	$609.0	(37.8)%	$919.7	$1,218.9	(24.5)%
Commercial Aerospace	203.9	416.5	(51.0)%	566.8	832.0	(31.9)%
Space & Defense	108.4	111.8	(3.0)%	220.0	219.6	0.2%
Industrial	66.4	80.7	(17.7)%	132.9	167.3	(20.6)%

Composite Materials	$306.2	$484.0	(36.7)%	$744.7	$971.7	(23.4)%
Commercial Aerospace	171.8	323.7	(46.9)%	472.0	647.1	(27.1)%
Space & Defense	69.4	79.6	(12.8)%	142.6	157.3	(9.3)%
Industrial	65.0	80.7	(19.5)%	130.1	167.3	(22.2)%

Engineered Products	$72.5	$125.0	(42.0)%	$175.0	$247.2	(29.2)%
Commercial Aerospace	32.1	92.8	(65.4)%	94.8	184.9	(48.7)%
Space & Defense	39.0	32.2	21.1%	77.4	62.3	24.2%
Industrial	1.4	—	N/M	2.8	—	N/M

Sales by Segment

Composite Materials: Net sales of $306.2 million in the second quarter of 2020 decreased $177.8 million from the $484.0 million in sales for the prior year quarter, driven by declines across all markets. Net sales of $744.7 million for the first half of 2020 decreased 23.4% compared to the same period last year. In Commercial Aerospace there were significantly lower sales across all major programs as build rates across Commercial Aerospace have decreased significantly and rapidly in response to the COVID-19 pandemic. Further, initial inventory reductions in the supply chain during the second quarter of 2020 accentuated the impact of the sales decrease. The decline in Space & Defense sales primarily related to lower military helicopter and aircraft structure sales partially offset by higher space sales. The decline in Wind energy sales primarily related to softened customer demand.

Engineered Products: Net sales of $72.5 million in the second quarter of 2020 decreased $52.5 million from the $125.0 million for 2019. Net sales of $175.0 million for the first half of 2020 decreased 29.2% compared to the same period last year.  The declines primarily reflect lower sales for the Boeing 737 MAX as well as lower build rates across Commercial Aerospace in response to the COVID-19 pandemic. The increase in Space & Defense sales reflects the growth in U.S. military helicopter programs.

Sales by Market

Commercial Aerospace sales of $203.9 million decreased 51.0% (51.5% in constant currency) for the quarter as compared to the second quarter of 2019. There were significantly lower sales across all major programs as build rates across Commercial Aerospace have decreased significantly and rapidly in response to the COVID-19 pandemic. Lower sales for the Airbus A350 had the largest quarterly revenue impact compared to the second quarter of 2019. Further, initial inventory reductions in the supply chain during the second quarter of 2020 accentuated the impact of the sales decrease. Sales of $566.8 million, for the first six months of 2020, decreased 31.9% in constant currency compared to the first six months of 2019 due to significant production cuts across the major aircraft programs during the second quarter of 2020 and only minimal sales for the Boeing 737 MAX program.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down 25.0% for the second quarter of 2020 as compared to 2019, and declined 10.6% year to date.

Space & Defense sales of $108.4 million decreased 3.0% (3.6% in constant currency) for the quarter as compared to the second quarter of 2019. The decrease was due to lower demand from a number of international space and defense programs as aggregate U.S. space and defense sales were up nominally in the second quarter of 2020 compared to the second quarter of 2019. Space & Defense sales of $220.0 million, for the first six months of 2020, were in line with the first six months of 2019.

Total Industrial sales of $66.4 million for the second quarter of 2020 were down 17.7% (16.6% in constant currency) as compared to the 2019 period and decreased 20.6% for the first six months as compared to last year. Wind energy sales (the largest submarket in Industrial), experienced a decline of 14.6% compared to the second quarter of 2019 and 18.9% for the first six months of 2020 as compared to the same period in 2019 due to production disruptions caused by the pandemic and lower customer demand.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	% Change	2020	2019	% Change
Gross margin	$54.9	$168.8	(67.5)%	$195.8	$336.0	(41.7)%
Percentage of sales	14.5%	27.7%		21.3%	27.6%

Gross margin for the second quarter of 2020 declined to 14.5% compared to 27.7% in the second quarter of 2019 and was 21.3% and 27.6% for the first half of 2020 and 2019. The dramatic reduction in demand combined with the unfavorable mix impact of lower carbon fiber sales drove the decline in margin performance in 2020.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	% Change	2020	2019	% Change
SG&A expense	$24.1	$39.5	(39.0)%	$70.6	$89.0	(20.7)%
Percentage of sales	6.4%	6.5%		7.7%	7.3%

R&T expense	$11.3	$14.2	(20.4)%	$25.3	$29.1	(13.1)%
Percentage of sales	3.0%	2.3%		2.8%	2.4%

Selling, general and administrative and research and technology expenses were lower, for both the quarter and six month periods ended June 30, 2020, than the prior year’s comparable periods, as cost reduction actions began to take effect, including headcount reductions and minimizing discretionary spending.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	% Change	2020	2019	% Change
Consolidated operating income	$6.4	$115.1	(94.4)%	$72.1	$217.9	(66.9)%
Operating margin	1.7%	18.9%		7.8%	17.9%
Composite Materials	20.1	111.8	(82.0)%	111.6	224.3	(50.2)%
Operating margin	6.3%	22.1%		14.2%	22.2%
Engineered Products	(0.5)	16.3	(103.1)%	6.0	31.1	(80.7)%
Operating margin	(0.7)%	13.0%		3.4%	12.6%
Corporate & Other	(13.2)	(13.0)	1.5%	(45.5)	(37.5)	21.3%

Operating income for the second quarters of 2020 and 2019 declined to $6.4 million and $115.1 million, respectively. Operating income for the first half of 2020 and 2019 was $72.1 million and $217.9 million, respectively. The second quarter and first six month periods ended June 30, 2020 included $13.1 million and $27.8 million, respectively, of other operating expense primarily related to restructuring charges and costs related to the Merger. In 2020, operating margins were negatively impacted by the dramatic reduction in demand for our products and the margin mix impact of lower carbon fiber sales.

Interest Expense, Net

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	% Change	2020	2019	% Change
Interest expense, net	$10.7	$11.9	(10.1)%	$22.7	$23.9	(5.0)%

Interest expense for the second quarter and six months ended June 30, 2020 was lower due to lower effective interest rates, when compared to the same periods last year.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Income tax (benefit) expense	$(3.6)	$23.6	$8.2	$44.2
Effective tax rate	N/M	22.9%	16.5%	22.8%

The tax provision for the current quarter included a $2.7 million benefit primarily for the release of reserves of unrecognized tax benefits as a result of tax audit settlements.  The effective rate was 16.5% for the first half of 2020 compared to 22.8% for the first half of 2019. Excluding the $2.7 million benefit, the adjusted year-to-date tax rate would have been 21.9%. Our underlying estimated effective income tax rate is expected to remain at 23% for the year.

Financial Condition

Liquidity: As of June 30, 2020, our total debt, net of cash, was $1,008.0 million, as compared to $995.7 million at December 31, 2019.  At June 30, 2020, total borrowings under our $1 billion Senior Unsecured Revolving Credit Facility (the “Facility”) were $568 million, which includes $125 million remaining from an exceptional drawdown as a purely prudent response to the pandemic. The

Facility agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the Facility.  As of June 30, 2020, we had not issued any letters of credit under the Facility, resulting in undrawn availability under the Facility of $432 million.

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

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility.  As of June 30, 2020, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2024 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $73.6 million for the first six months of 2020 compared to $157.2 million in the 2019 period on lower earnings partially offset by lower working capital usage. Working capital used $52.0 million in 2020 as compared to $82.7 million in 2019.

Investing Activities: Net cash used for investing activities was $40.4 million and $262.5 million in the first half of 2020 and 2019, respectively. The 2019 period included $163.2 million for the ARC Technologies, Inc. (“ARC”) acquisition. Capital expenditures were $40.4 million and $99.3 million in 2020 and 2019, respectively.

Financing Activities: Financing activities provided $160.9 million of cash in the first half of 2020 and provided $128.2 million in the same period in 2019.  Borrowings under our Facility were higher in 2020 as it included the remaining $125 million that we chose to draw down as we focused on preserving cash during this unsettled period. The 2019 period included amounts borrowed from our Facility to fund the ARC acquisition. In January 2020, the Company used $49.9 million to repay and terminate its Euro term loan. We also returned $38.8 million to stockholders from stock repurchases and dividends in the first half of 2020 compared to $36.7 million in 2019.

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

Our estimate of liability as a potentially responsible party and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey and other sites are accrued in the condensed consolidated balance sheets. As of June 30, 2020, our aggregate environmental related accruals were $2.6 million, of which $0.7 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued at the high end of the range of possible outcomes, for those sites where we are able to estimate our liability, our accrual would have been approximately $16 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required changes in the apportionment of costs among responsible parties, the amount of insurance coverage and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,”  “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” “will” and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain and are subject to changing assumptions.

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations with regard to the build rate and return to service of the Boeing 737 MAX and the related impact on our revenues; (e) expectations of composite content on new commercial aircraft programs and our share of those requirements; (f) expectations regarding revenues for space and defense applications, including whether certain programs might be curtailed or discontinued; (g) expectations regarding sales for wind energy, recreation, automotive and other industrial applications; (h) expectations regarding working capital trends and expenditures and inventory levels; (i) expectations as to the level of capital expenditures and when we will complete the construction of capacity expansions and qualification of new products; (j) expectations regarding our ability to maintain and improve margins in view of the current economic environment; (k) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations; (l) our projections regarding our tax rate; (m) the anticipated impact of the COVID-19 pandemic on worldwide air travel and aircraft programs, as well as on our customers and suppliers and, in turn, on our operations and financial results; and (n) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2020 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: the impact of the COVID-19 pandemic, including continued disruption in global financial markets, ongoing restrictions on movement and travel, employee absenteeism and reduced consumer demand for air travel, on the operations, business and financial condition of Hexcel and its customers and suppliers, reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas, including reduction in revenue related to a prolonged suspension of production of the Boeing 737 MAX, as well as due to the impact of COVID-19 pandemic; inability to effectively adjust production and inventory levels to align with reduced demand; inability to effectively motivate and retain necessary workforce; changes in sales mix; changes in current pricing and cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; availability and cost of raw materials; supply chain disruptions; inability to install, staff and qualify necessary capacity or achievement of planned manufacturing improvements; cybersecurity breaches or intrusions; currency exchange rate fluctuations; changes in global political, social and economic conditions, including, but not limited to, the effect of change in global trade policies and the exit of the U.K. from the European Union; work stoppages or other labor disruptions; and unexpected outcome of legal matters or impact of changes in laws or regulations.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2020, and with the participation of the Company's management have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 12 on pages 16 through 18 of this Form 10-Q and is incorporated herein by reference.

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

Our business has been and will continue to be adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. The COVID-19 pandemic has created significant uncertainty and economic disruption. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the extent of the adverse impact of the COVID-19 pandemic on our business, and there is no guarantee our efforts to address the adverse impacts of COVID-19 will be effective.

 We have experienced operational interruptions as a result of COVID-19, including the temporary suspension of operations due to the inability to staff facilities or government imposed restrictions, which has had an adverse effect on the productivity and profitability of such manufacturing facilities, and in turn an adverse effect on our business and operations.  While most of our manufacturing sites are currently in operation, we have reduced or furloughed certain operations in response to government measures, employee welfare concerns and the impact of COVID-19 on the global demand and supply chain. Our manufacturing operations may be further adversely affected by impacts from COVID-19 including, among other things, additional government actions and other responsive measures, further decreases in demand and/or deeper supply chain disruptions, and health and availability of essential onsite personnel.  To comply with local regulations and ensure workplace safety, enhanced cleaning and sanitation procedures and protocols for the use of personal protective equipment have been instituted, as well as work cell zoning to ensure social distancing, for those sites that remain operational.

In addition, several countries, including the United States, have taken steps to restrict air travel, and many companies have adopted policies prohibiting non-essential business travel by their employees.  Even in the absence of formal restrictions and prohibitions, contagious illness and fear of contagion adversely affects travel behavior.  Approximately 68% of our net sales for fiscal year ended December 31, 2019 were derived from sales to Commercial Aerospace customers, which included 87% from Airbus and Boeing aircraft, and 13% from regional and business aircraft. Current travel restrictions, as well as changes in the propensity for the general public to travel by air as a result of the COVID-19 pandemic, has caused reductions in demand for commercial aircraft, which has had an adverse impact our net sales and operating results and may continue to do so for an extended period of time.  While we are unable to predict the magnitude and duration of such impact at this time, the loss of, or significant reduction in, purchases by Airbus or Boeing will materially impair our business, operating results, prospects and financial condition.

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

To the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, such as those relating to the cyclical nature of the markets in which we operate, our ability to maintain manufacturing efficiency, disruption of our operations at our manufacturing facilities or in our supply chain, cybersecurity threats and risks generally associated with international business operations.

 Due to the evolving and highly uncertain nature of this event, we cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact our business, results and financial condition, which will depend on many factors that are not known at this time. These include, among others, the extent of harm to public health, the continued disruption to the manufacturing of and demand for our products, our ability to effectively manage inventory levels and adjust our production schedules to align with reduced demand, potential future restructuring, impairment and other charges, the impact of the global business and economic environment on liquidity and the availability of capital, the costs incurred to keep our employees safe while maintaining continued operations, and our ability to effectively motivate and retain the necessary workforce. We are staying in close communication with our manufacturing facilities, employees, customers, and suppliers, and acting to mitigate the impact of this dynamic and evolving situation through cost-savings and other measures, which may not be successful and are subject to the factors described above, many of which are uncertain or outside of our control.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares or Units Purchased	(b) Average Price Paid per share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2020	—	$—	—	$217,162,739
May 1 — May 31, 2020	—	—	—	$217,162,739
June 1 — June 30, 2020	—	—	—	$217,162,739
Total	—	$—	—	$217,162,739	(1)

(1)

On May 7, 2018, we announced that our Board authorized us to repurchase an additional $500 million of our outstanding common stock of which $217.2 million was still available at June 30, 2020. The Company has suspended share repurchases under this program as a result of current economic conditions related to the COVID-19 pandemic.

ITEMS 3, 4 and 5 are not applicable, and therefore have been omitted.

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

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hexcel Corporation

July 27, 2020	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Senior Vice President, Corporate Controller and
Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)