Form 10-Q
period 2020-09-30
HEXCEL CORP /DE/
filed 2020-10-19
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2020
COMMON STOCK	83,535,720

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In millions)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$68.0	$64.4
Accounts receivable, net	149.9	227.6
Inventories, net	262.9	333.1
Contract assets	48.9	52.7
Prepaid expenses and other current assets	46.1	27.1
Total current assets	575.8	704.9

Property, plant and equipment	3,103.3	3,075.1
Less accumulated depreciation	(1,226.0)	(1,132.3)
Net property, plant and equipment	1,877.3	1,942.8

Goodwill and other intangible assets, net	276.6	280.4
Investments in affiliated companies	45.7	46.5
Other assets	196.7	154.0
Total assets	$2,972.1	$3,128.6

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.5	$9.5
Accounts payable	61.1	157.6
Accrued compensation and benefits	48.3	74.4
Accrued liabilities	65.6	81.1
Total current liabilities	175.5	322.6
Commitments and contingencies (see Note 12)
Long-term debt	998.7	1,050.6
Retirement obligations	55.5	53.3
Other non-current liabilities	243.0	256.0
Total liabilities	1,472.7	1,682.5
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 109.6 shares and 109.3 shares issued at September 30, 2020 and December 31, 2019, respectively	1.1	1.1
Additional paid-in capital	845.1	829.9
Retained earnings	2,015.8	1,978.9
Accumulated other comprehensive loss	(85.2)	(118.7)
	2,776.8	2,691.2
Less – Treasury stock, at cost, 26.1 shares at September 30, 2020 and 25.7 shares at December 31, 2019, respectively.	(1,277.4)	(1,245.1)
Total stockholders' equity	1,499.4	1,446.1
Total liabilities and stockholders' equity	$2,972.1	$3,128.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Net sales	$286.9	$572.5	$1,206.6	$1,791.4
Cost of sales	273.4	414.6	997.3	1,297.5
Gross margin	13.5	157.9	209.3	493.9
Selling, general and administrative expenses	24.6	33.8	95.2	122.8
Research and technology expenses	10.7	14.2	36.0	43.3
Other operating expense	15.8	—	43.6	—
Operating income (loss)	(37.6)	109.9	34.5	327.8
Interest expense, net	9.7	11.0	32.4	34.9
Income (loss) before income taxes, and equity in earnings from affiliated companies	(47.3)	98.9	2.1	292.9
Provision for (benefit from) income taxes	(56.9)	18.2	(48.7)	62.4
Income before equity in earnings from affiliated companies	9.6	80.7	50.8	230.5
Equity in earnings (loss) from affiliated companies	0.1	(0.4)	0.3	2.9
Net income	$9.7	$80.3	$51.1	$233.4
Basic net income per common share	$0.12	$0.94	$0.61	$2.74
Diluted net income per common share	$0.12	$0.93	$0.61	$2.71
Dividends per share	$—	$0.17	$0.17	$0.47
Weighted-average common shares:
Basic	83.8	85.1	83.7	85.1
Diluted	84.0	86.1	84.0	86.1

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income	$9.7	$80.3	$51.1	$233.4
Currency translation adjustments	38.7	(33.1)	22.7	(37.3)
Net unrealized pension and other benefit actuarial gains (losses) and prior service credits (net of tax)	(1.0)	0.3	(0.2)	—
Net unrealized gains (losses) on financial instruments (net of tax)	15.1	(10.2)	11.0	(15.8)
Total other comprehensive income (loss)	52.8	(43.0)	33.5	(53.1)
Comprehensive income	$62.5	$37.3	$84.6	$180.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$51.1	$233.4
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	106.0	107.1
Amortization related to financing	0.7	1.1
Deferred income taxes	(46.0)	9.3
Equity in earnings from affiliated companies	(0.3)	(2.9)
Stock-based compensation	13.0	15.9
Merger and restructuring charges	43.6	—
Merger and restructuring cash payments	(30.3)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	81.0	(29.5)
Decrease (increase) in inventories	74.2	(56.8)
Decrease (increase) in prepaid expenses and other current assets	1.5	(12.5)
(Decrease) increase in accounts payable/accrued liabilities	(128.0)	15.1
Other – net	(9.5)	(2.9)
Net cash provided by operating activities	157.0	277.3

Cash flows from investing activities
Capital expenditures	(47.8)	(162.7)
Acquisition of business	—	(163.2)
Net cash used for investing activities	(47.8)	(325.9)

Cash flows from financing activities
Repayments of Euro term loan	(49.9)	(9.0)
Borrowing from senior unsecured credit facility - 2024	392.0	478.0
Repayment of senior unsecured credit facility - 2024	(403.0)	(99.0)
Borrowing from senior unsecured credit facility - 2021	—	345.0
Repayment of senior unsecured credit facility - 2021	—	(547.0)
Repayment of finance lease obligation and other debt, net	(0.4)	(0.6)
Issuance costs related to senior credit facility	(1.3)	(2.2)
Dividends paid	(14.2)	(39.9)
Repurchase of stock	(24.6)	(66.9)
Activity under stock plans	(5.5)	6.4
Net cash (used for) provided by financing activities	(106.9)	64.8
Effect of exchange rate changes on cash and cash equivalents	1.3	(1.9)
Net increase in cash and cash equivalents	3.6	14.3
Cash and cash equivalents at beginning of period	64.4	32.7
Cash and cash equivalents at end of period	$68.0	$47.0
Supplemental data:
Accrual basis additions to plant, property and equipment	$39.4	$160.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months ended September 30, 2020, and September 30, 2019

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2018	$1.1	$798.3	$1,726.5	$(108.0)	$(1,095.9)	$1,322.0
Net income	—	—	72.2	—	—	72.2
Dividends paid on common stock	—	—	(12.7)	—	—	(12.7)
Change in other comprehensive income (loss) – net of tax	—	—	—	(5.9)	—	(5.9)
Stock based compensation	—	13.5	—	—	(5.5)	8.0
Acquisition of treasury stock	—	—	—	—	(11.2)	(11.2)
Balance, March 31, 2019	$1.1	$811.8	$1,786.0	$(113.9)	$(1,112.6)	$1,372.4
Net income	—	—	80.9	—	—	80.9
Dividends paid on common stock	—	—	(12.8)	—	—	(12.8)
Change in other comprehensive income (loss) – net of tax	—	—	—	(4.2)	—	(4.2)
Stock based compensation	—	6.1	—	—	—	6.1
Balance, June 30, 2019	$1.1	$817.9	$1,854.1	$(118.1)	$(1,112.6)	$1,442.4
Net income	—	—	80.3	—	—	80.3
Dividends paid on common stock	—	—	(14.4)	—	—	(14.4)
Change in other comprehensive income (loss) – net of tax	—	—	—	(43.0)	—	(43.0)
Stock based compensation	—	8.8	—	—	(0.6)	8.2
Acquisition of treasury stock	—	—	—	—	(55.7)	(55.7)
Balance, September 30, 2019	$1.1	$826.7	$1,920.0	$(161.1)	$(1,168.9)	$1,417.8

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2019	$1.1	$829.9	$1,978.9	$(118.7)	$(1,245.1)	$1,446.1
Net income	—	—	42.4	—	—	42.4
Dividends paid on common stock	—	—	(14.2)	—	—	(14.2)
Change in other comprehensive income (loss) – net of tax	—	—	—	(36.6)	—	(36.6)
Stock based compensation	—	15.2	—	—	(7.2)	8.0
Acquisition of treasury stock	—	—	—	—	(24.6)	(24.6)
Balance, March 31, 2020	$1.1	$845.1	$2,007.1	$(155.3)	$(1,276.9)	$1,421.1
Net loss	—	—	(1.0)	—	—	(1.0)
Change in other comprehensive income (loss) – net of tax	—	—	—	17.3	—	17.3
Stock based compensation	—	(0.5)	—	—	—	(0.5)
Balance, June 30, 2020	$1.1	$844.6	$2,006.1	$(138.0)	$(1,276.9)	$1,436.9
Net income	—	—	9.7	—	—	9.7
Change in other comprehensive income (loss) – net of tax	—	—	—	52.8	—	52.8
Stock based compensation	—	0.5	—	—	(0.5)	0.0
Balance, September 30, 2020	$1.1	$845.1	$2,015.8	$(85.2)	$(1,277.4)	$1,499.4

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The Accounting Standards Codification 326, Financial Instruments- Credit Losses (“ASC 326”) requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. We adopted the update, effective January 1, 2020, applying this standard to our Accounts Receivable and Contract Assets. Our high-quality credit review practice and good customer relationships has resulted in accounts receivable write offs below 0.5% of our annual sales. Due to the requirements of ASC 326, we have reviewed and refined our bad debt reserve process. Management reviews the average annual charge-off rate along with an assessment of current micro and macro-economic factors to determine any required reserves. If at any time management finds that there are significant changes to any of these contributing factors, the reserve will be adjusted accordingly. In the nine months ended September 30, 2020 we recorded $0.2 million of reserves and there were no write-offs against receivables resulting in a reserve balance of $0.8 million at September 30, 2020.

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

Note 2 — Net Income Per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Basic net income per common share:
Net income	$9.7	$80.3	$51.1	$233.4
Weighted average common shares outstanding	83.8	85.1	83.7	85.1

Basic net income per common share	$0.12	$0.94	$0.61	$2.74

Diluted net income per common share:
Net income	9.7	80.3	51.1	233.4

Weighted average common shares outstanding — Basic	83.8	85.1	83.7	85.1
Plus incremental shares from assumed conversions:
Restricted stock units	0.1	0.4	0.2	0.4
Stock options	0.1	0.6	0.1	0.6
Weighted average common shares outstanding — Dilutive	84.0	86.1	84.0	86.1

Diluted net income per common share	$0.12	$0.93	$0.61	$2.71

Total shares underlying stock options of 1.5 million and 0.9 million, were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2020, respectively, as they were anti-dilutive. Total shares underlying stock options of 0.1 million were excluded from the computation of diluted net income per share for both the three and nine months ended September 30, 2019, as they were anti-dilutive.

Rights Plan

On April 6, 2020, the Company declared a dividend of one preferred share purchase right (a “right”) for each outstanding share of the Company’s common stock and adopted a stockholder rights plan, as set forth in the rights agreement entered into as of April 6, 2020, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The dividend was payable on April 16, 2020 to stockholders of record of the Company’s common stock on such date. In general, the rights plan works by imposing a significant penalty upon any person or group which acquires 15% or more of the outstanding common stock without the prior approval of the board. If the rights become exercisable, each right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for $150.00. This portion of a preferred share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of common stock. The rights will not be exercisable until ten days after the public announcement that a person or group has become an “acquiring person” (as defined in the rights agreement) by obtaining beneficial ownership of 15% or more of our outstanding common stock. Prior to exercise, the right does not give its holder any dividend, voting, or liquidation rights. The rights will expire on April 6, 2021. The rights were not exercisable at any time through September 30, 2020.

Note 3 — Inventories

(In millions)	September 30, 2020	December 31, 2019
Raw materials	$121.5	$154.9
Work in progress	26.7	40.9
Finished goods	114.7	137.3
Total Inventory	$262.9	$333.1

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarter and nine months ended September 30, 2020 and 2019 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.9	$0.9
Interest cost	0.2	0.2	0.4	0.5
Net amortization	—	—	0.2	—
Net periodic benefit cost	$0.5	$0.5	$1.5	$1.4

(In millions)	September 30, 2020	December 31, 2019
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$1.3	$1.4
Other non-current liabilities	19.4	18.9
Total accrued benefit	$20.7	$20.3

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.3	$0.7	$0.8
Interest cost	0.9	1.1	2.6	3.3
Expected return on plan assets	(1.7)	(2.1)	(5.1)	(6.5)
Net amortization and deferral	0.1	—	0.3	0.2
Net periodic benefit credit	$(0.5)	$(0.7)	$(1.5)	$(2.2)

(In millions)	September 30, 2020	December 31, 2019
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$45.7	$45.2

Accrued liabilities	1.7	0.6
Other non-current liabilities	19.3	18.9
Total accrued benefit	$21.0	$19.5

All costs related to our pensions are included as a component of operating income in our condensed consolidated statements of operations. For the quarters ended September 30, 2020 and 2019, amounts unrelated to service costs were a benefit of $0.5 million and $0.8 million, respectively. For the nine months ended September 30, 2020 and 2019, amounts unrelated to service costs were a benefit of $1.6 million and $2.5 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  We have contributed approximately $0.5 million in the first nine months of 2020 to cover unfunded benefits.  We expect to contribute a total of $1.4 million in 2020 to cover unfunded benefits.  We contributed $0.5 million to our U.S. non-qualified defined benefit retirement plans during the first nine months of 2019.

We contributed $3.0 million and $3.3 million to our European defined benefit retirement plans during the nine months ended September 30, 2020 and 2019, respectively.  We plan to contribute approximately $5.0 million during 2020 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.3 million and $0.2 million of net amortization gain deferral for the quarters ended September 30, 2020 and 2019, respectively; and $0.8 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and nine months ended September 30, 2020 and 2019 were immaterial.

(In millions)	September 30, 2020	December 31, 2019
Amounts recognized on the balance sheet:
Accrued liabilities	$0.5	$0.5
Other non-current liabilities	2.6	2.6
Total accrued benefit	$3.1	$3.1

Amounts contributed in connection with our postretirement plans were immaterial for both the nine months ended September 30, 2020 and 2019. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.5 million in 2020 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	September 30, 2020	December 31, 2019
Current portion of finance lease	$0.5	$0.6
Current portion of Euro term loan	—	8.9
Current portion of debt	0.5	9.5
Non-current portion of Euro term loan	—	41.5
Senior unsecured credit facility	302.0	313.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(1.5)	(1.7)
Senior notes --- deferred financing costs	(3.7)	(4.2)
Non-current portion of finance lease and other debt	1.9	2.0
Long-term debt	998.7	1,050.6
Total debt	$999.2	$1,060.1

In June 2019, the Company refinanced its senior unsecured credit facility (the “Facility”), increasing borrowing capacity from $700 million to $1 billion. The Facility matures in June 2024. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.50%, depending upon the better of the Company’s leverage ratio or the credit rating. During the second quarter of 2020, the interest rate for the Facility increased to LIBOR + 1.125%, reflecting a change in the leverage ratio. As of September 30, 2020, total borrowings under the Facility were $302 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of September 30, 2020, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $698 million, subject to ongoing covenant compliance. The weighted average interest rate for the Facility was 1.76% for the nine months ended September 30, 2020.

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

In September 2020, we amended our Facility (the “Amendment”) to allow for relief from certain terms of the Facility from October 1, 2020 through and including September 30, 2021 (the “Covenant Relief Period”).  During the Covenant Relief Period, we are required to maintain a leverage ratio not greater than: 4.25, 5.75, 5.00 and 4.25, respectively, for each of the quarterly test periods from December 31, 2020 through September 30, 2021. During the Covenant Relief Period, consolidated total debt is calculated net of unrestricted cash and cash equivalents in an amount not to exceed $200 million.  Additionally, during the Covenant Relief Period, we are subject to (i) limitations on share repurchases, (ii) further limitations on the incurrence of secured indebtedness, and (iii) an increase in pricing based on the then existing leverage ratio.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for nine months ended September 30, 2020 was 3.87% inclusive of approximately a 0.25% benefit of treasury locks. Based on quoted prices, the fair value of the senior unsecured notes due in 2027 was $431.1 million at September 30, 2020.

In January 2020, we used $49.9 million to repay and terminate the Euro term loan.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%.  The effective interest rate for the nine months ended September 30, 2020 was 4.83%. Based on quoted prices, the fair value of these notes was $334.0 million at September 30, 2020.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

In January 2020, we terminated €45 million of interest rate swaps when we repaid the Euro term loan recognizing a charge of $0.7 million. These interest rate swaps fixed the interest rate at a weighted average of 0.5%. These swaps were designated as cash flow hedges to floating rate bank loans, therefore, the fair value of the agreements was recorded in other assets or as a liability with a corresponding amount to other comprehensive loss.

The Company had treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 3.95% Senior Unsecured Notes. These hedges were designated as cash flow hedges; therefore, any change in fair value was recorded as a component of other comprehensive loss. As part of the issuance of these notes, we net settled the derivatives and therefore the previously deferred gains recorded in other comprehensive loss will be released to interest expense over the life of the senior notes. The effect of these treasury locks reduced the effective interest rate on these notes by approximately 0.25%.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British Pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British Pound sterling through March 2023, which we account for as cash flow hedges. The aggregate notional amount of these contracts was $272.5 million and $426.9 million at September 30, 2020 and December 31, 2019, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, gains of $14.4 million and losses of $0.1 million, were recorded in other comprehensive loss for the quarter and nine months ended September 30, 2020 and losses of $16.9 million and $25.7 million for the quarter and nine months ended September 30, 2019.  We classified $7.2 million of the carrying amount of these contracts as assets ($4.6 million of which was recorded in prepaid expenses and other current assets) and $6.5 million as liabilities ($0.7 million of which is recorded in non-current liabilities), on the condensed consolidated balance sheets at September 30, 2020, and $3.7 million of the carrying amount of these contracts was classified in assets ($1.3 million of which was recorded in prepaid expenses and other current assets) and $15.5 million as liabilities ($2.9 million of which is in other non-current liabilities) at December 31, 2019.  We recognized net losses of $2.6 million and $12.7 million in gross margin during the quarter and nine months ended September 30, 2020, and net losses of $3.8 million and $8.4 million for the quarter and nine months ended September 30, 2019.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the re-measurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended September 30, 2020 and 2019, we recognized net foreign exchange losses of $0.9 million and losses of $1.3 million, respectively, in the condensed consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, we recognized net foreign exchange losses of $2.5 million and $1.9 million, respectively. The net foreign exchange impact recognized from these hedges offsets the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was $0.2 million classified as current assets at September 30, 2020, and $0.6 million as current assets and less than $0.1 million of current liabilities on our consolidated balance sheets at December 31, 2019, in the condensed consolidated balance sheets.

 The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive loss for the quarters and nine months ended September 30, 2020 and September 30, 2019 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Unrealized losses at beginning of period, net of tax	$(12.3)	$(13.8)	$(8.4)	$(10.6)
Losses reclassified to net sales	2.0	3.0	9.7	6.5
Increase (decrease) in fair value	11.1	(12.9)	(0.5)	(19.6)
Unrealized gains (losses) at end of period, net of tax	$0.8	$(23.7)	$0.8	$(23.7)

Unrealized losses of $1.2 million recorded in accumulated other comprehensive loss, plus a net tax benefit of $0.1 million, as of September 30, 2020, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile).  As of September 30, 2020, we had commodity swap agreements with a notional value of $10.6 million. The swaps mature monthly through March 2022. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was a liability of $3.2 million ($0.2 million of which was in other non-current liabilities) at September 30, 2020, and a liability of $5.4 million ($1.1 million of which was in other non-current liabilities) at December 31, 2019.

Note 7 — Income Taxes

The tax provision for the current quarter included a $46.2 million benefit primarily due to the release of a valuation allowance due to a legal entity rationalization and treasury realignment initiative. The tax provision for the first nine months of 2020 also included a $2.7 million benefit primarily for the release of reserves of unrecognized tax benefits as a result of tax audit settlements. The quarter and nine months ended September 30, 2019 included a $3.0 million benefit primarily due to tax credits identified in the quarter. Given the adverse impact of COVID-19 on our earnings, the effective tax rate in 2020 is not meaningful.

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was $7.4 million and $9.7 million and $4.3 million and $21.7 million, respectively, at September 30, 2020 and December 31, 2019.  In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the condensed consolidated balance sheets.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•

Interest rate swaps — valued using LIBOR yield curves at the reporting date. The fair value of the liabilities were $0.6 million at December 31, 2019.  There were no interest rate swaps outstanding at September 30, 2020.

•

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at September 30, 2020 was $7.4 million and $6.5 million, respectively. The fair value of assets and liabilities at December 31, 2019 was $4.3 million and $15.7 million, respectively.

•

Commodity raw materials — valued using quoted forward prices at the reporting date. Fair value of liabilities at September 30, 2020 and December 31, 2019 was $3.2 million and $5.4 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the nine months ended September 30, 2020 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3 — At September 30, 2020 we have a liability for $3.2 million, which represents contingent consideration that was recognized in connection with the Company’s Oxford Performance Materials, Inc. acquisition. This amount was estimated based on certain contractual stipulations which require payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results. There were no payments and the amount of interest related to this liability accreted was not material during the nine months ended September 30, 2020.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the quarters and nine months ended September 30, 2020 and 2019:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Consolidated Net Sales	$286.9	$572.5	$1,206.6	$1,791.4
Commercial Aerospace	128.8	385.9	695.6	1,217.9
Space & Defense	108.8	109.8	328.8	329.4
Industrial	49.3	76.8	182.2	244.1

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in our condensed consolidated balance sheets as a component of current assets. The activity related to contract assets for the nine months ended September 30, 2020 is as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2019	$12.8	$39.9	$52.7
Net revenue billed	(1.4)	4.6	3.2
Balance at March 31, 2020	$11.4	$44.5	$55.9
Net revenue billed	0.5	(1.7)	(1.2)
Balance at June 30, 2020	$11.9	$42.8	$54.7
Net revenue billed	(3.2)	(2.6)	(5.8)
Balance at September 30, 2020	$8.7	$40.2	$48.9

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

Financial information for our operating segments for the quarters and nine months ended September 30, 2020 and 2019 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Third Quarter 2020
Net sales to external customers	$215.7	$71.2	$—	$286.9
Intersegment sales	7.8	0.7	(8.5)	—
Total sales	$223.5	$71.9	$(8.5)	$286.9
Other operating expense	16.4	—	(0.6)	15.8
Operating income (loss)	(36.6)	(2.7)	1.7	(37.6)
Depreciation and amortization	31.7	3.9	—	35.6
Stock-based compensation	1.5	0.5	(1.7)	0.3
Accrual basis additions to capital expenditures	4.7	1.3	—	6.0

Third Quarter 2019
Net sales to external customers	$448.0	$124.5	$—	$572.5
Intersegment sales	23.3	—	(23.3)	—
Total sales	$471.3	$124.5	$(23.3)	$572.5
Operating income (loss)	100.1	20.3	(10.5)	109.9
Depreciation and amortization	30.7	3.7	—	34.4
Stock-based compensation	1.2	0.2	1.0	2.4
Accrual basis additions to capital expenditures	51.0	2.3	—	53.3

Nine Months Ended September 30, 2020
Net sales to external customers	$960.4	$246.2	$—	$1,206.6
Intersegment sales	48.0	1.6	(49.6)	—
Total sales	$1,008.4	$247.8	$(49.6)	$1,206.6
Other operating expense	25.5	2.7	15.4	43.6
Operating income (loss)	75.0	3.3	(43.8)	34.5
Depreciation and amortization	94.3	11.6	0.1	106.0
Stock-based compensation	5.9	1.6	5.5	13.0
Accrual basis additions to capital expenditures	35.4	4.0	—	39.4

Nine Months Ended September 30, 2019
Net sales to external customers	$1,419.7	$371.7	$—	$1,791.4
Intersegment sales	64.0	0.1	(64.1)	—
Total sales	$1,483.7	$371.8	$(64.1)	$1,791.4
Operating income (loss)	324.4	51.4	(48.0)	327.8
Depreciation and amortization	95.7	11.3	0.1	107.1
Stock-based compensation	6.4	1.4	8.1	15.9
Accrual basis additions to capital expenditures	156.8	4.1	—	160.9
(a)	We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2019	$96.2	$184.2	$280.4
Amortization expense	(1.2)	(3.7)	(4.9)
Currency translation adjustments	1.1	—	1.1
Balance at September 30, 2020	$96.1	$180.5	$276.6

At September 30, 2020, the balance of goodwill and intangible assets was $190.9 million and $85.7 million, respectively. During the first quarter of 2020 the Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of goodwill with no other triggers for impairment identified. As a result of management’s review, we determined that it was not more likely than not that there was impairment.

Note 11 — Accumulated Other Comprehensive Loss

Comprehensive income (loss) represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the condensed consolidated statements of operations. The components of accumulated other comprehensive loss as of September 30, 2020 and December 31, 2019 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2019	$(22.4)	$(6.9)	$(89.4)	$(118.7)
Other comprehensive income (loss) before reclassifications	—	(2.3)	22.7	20.4
Amounts reclassified from accumulated other comprehensive loss	(0.2)	13.3	—	13.1
Other comprehensive income (loss)	(0.2)	11.0	22.7	33.5
Balance at September 30, 2020	$(22.6)	$4.1	$(66.7)	$(85.2)

(1)	Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts of net gains reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the quarter and nine months ended September 30, 2020, were $0.1 million less taxes of less than $0.1 million, and $0.5 million less taxes of $0.3 million, respectively. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the quarter and nine months ended September 30, 2020 were net losses of $2.6 million less taxes of $0.6 million and $12.7 million less taxes of $3.0 million, for those related to foreign currency forward exchange contracts and $1.5 million less taxes of $0.4 million and $4.9 million less taxes of $1.2 million, related to commodity swaps. We also recorded net gains of $0.3 million less taxes of $0.1 million and net gains of $0.1 million less taxes of less than $0.1 million related to interest rate derivatives, in the three and nine month periods ended September 30, 2020, respectively.

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

In October 2016, pursuant to a settlement agreement with the EPA, Occidental Chemical Corporation (“OCC”), one of the PRPs, commenced performance of the remedial design required by the ROD, reserving its right of cost contribution from all other PRPs. In June 2018, OCC filed suit against approximately 120 parties, including Hexcel, in the U.S. District Court of the District of New Jersey seeking cost recovery and contribution under CERCLA related to the Lower Passaic River. In July 2019, the court granted in part and denied in part the defendants’ motion to dismiss.  In August 2020, the court granted defendants’ motion for summary judgement for certain claims.  Discovery for the remaining claims is ongoing. We do not know whether this litigation will impact the EPA’s allocation process or the ultimate outcome of the matter.

The accrual was approximately $2.1 million as of September 30, 2020 and December 31, 2019. Given the uncertainty associated with the many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

Omega Chemical Corporation Superfund Site, Whittier, California

We are a PRP at a former chemical waste site in Whittier, California. The PRPs at Omega have established The Omega Chemical Site PRP Organized Group, (the “OPOG”), and are currently investigating and remediating soil and groundwater at the site pursuant to a Consent Decree with the EPA. The OPOG has attributed to Hexcel either 1.2% or 2.18% of the waste tonnage (dependent on the specific location within the Omega Chemical Site) sent to the site.  In addition to the Omega site specifically, the EPA is investigating the scope of regional groundwater contamination in the vicinity of the Omega site and issued a ROD. The OPOG members have been served notice by the EPA as PRPs who will be required to be involved in the remediation of the regional groundwater contamination in that vicinity as well.  As a member of the OPOG, Hexcel will incur costs associated with the investigation and remediation of the Omega site and the regional groundwater remedy, although our ultimate liability, if any, in connection with this matter cannot be determined at this time. The total accrued liability relating to potential liability for both the Omega site and regional groundwater remedies was $0.2 million at September 30, 2020, and at December 31, 2019.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the condensed consolidated balance sheets. As of both September 30, 2020 and December 31, 2019, our aggregate environmental related accruals were $2.5 million, of which $0.6 million was included in current other accrued liabilities with the remainder included in other non-current liabilities.  As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at September 30, 2020 and December 31, 2019.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the nine months ended September 30, 2020, and accrued warranty cost, included in “other accrued liabilities” in the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2019	$5.5
Warranty expense	1.3
Deductions and other	(2.3)
Balance as of March 31, 2020	$4.5
Warranty expense	—
Deductions and other	(1.5)
Balance as of June 30, 2020	$3.0
Warranty expense	0.4
Deductions and other	(0.4)
Balance as of September 30, 2020	$3.0

Note 13 — Other Operating Expense

We took a restructuring charge of $15.8 million in the third quarter of which $9.4 million related to asset impairments as part of the planned closure of our Windsor, Colorado plant and the remainder was for severance costs related to additional job reductions. In the nine months ended 2020, other operating expense of $43.6 million included second quarter severance costs and costs related to the terminated merger agreement with Woodward. Anticipated future cash payments as of September 30, 2020 were $4.7 million.

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

We have two segments, Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resins, prepregs and other fiber-reinforced matrix materials, honeycomb core product lines and pultruded profiles.  The Engineered Products segment is comprised of lightweight high-strength composite structures, RF/EMI and microwave absorbing materials, engineered core and specialty machined honeycomb products with added functionality.

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

Our company is a sole provider for many programs, including critical defense programs. Consistent with national guidelines and with state and local orders to date, we are currently operating across our footprint with some temporary site closures. Notwithstanding our continued operations, COVID-19 has had and may have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our margins, even after the preventative and precautionary measures that we, other businesses, and governments, are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. The resulting economic downturn has, and could for an extended period of time, adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of the pandemic could also continue to negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

During the third quarter of 2020, our operations, margins and results were adversely impacted by lower demand for our products due to substantial reductions in original equipment manufacturer build rates combined with a move to reduce inventory throughout our supply chain, particularly carbon fiber. Since the outbreak began, we have seen the impacts of COVID-19 on our markets and operations including significant decreases in air traffic, temporary shutdowns of our customers’ and suppliers’ facilities and decreased demand from our customers. In response, we have taken certain mitigating actions to align our costs with the lower sales and to preserve liquidity including eliminating approximately 30% of our labor costs, curtailing discretionary spend, and suspending dividend payments and stock repurchases.  The extent to which COVID-19 continues to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the effectiveness of actions globally to contain or mitigate its effects. While we expect the pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact to us cannot be reasonably estimated at this time.

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

Net sales for the quarter were $286.9 million, 49.9% lower (49.7% in constant currency) than the $572.5 million reported for the third quarter of 2019.  Declines in demand in the Commercial Aerospace and Industrial markets drove the decrease in sales for the quarter.

Commercial Aerospace sales of $128.8 million decreased 66.6% (66.3% in constant currency) for the quarter as compared to the third quarter of 2019.  Sales across all major programs were down substantially with the largest impact related to the A350. Boeing 737 MAX sales continue to be at a very low level. Build rate reductions driven by the COVID-19 pandemic combined with significant inventory destocking led to the reduced sales levels. Additional build rate reductions publicly announced at the end of July 2020 by two significant customers is further extending the destocking.

Sales to other commercial aerospace, which includes regional and business aircraft customers, were down 49.6% for the third quarter of 2020 as compared to 2019 as demand was negatively impacted by the global pandemic, particularly business jets.

Space & Defense sales of $108.8 million decreased 0.9% (0.5% in constant currency) for the quarter as compared to the third quarter of 2019. The decrease was due to lower demand from a number of European space & defense programs as aggregate U.S. space & defense sales were up moderately in the third quarter of 2020 compared to the third quarter of 2019.

Total Industrial sales of $49.3 million for the third quarter of 2020 were down 35.8% (37.5% in constant currency) as compared to the 2019 period. Wind energy sales (the largest submarket in Industrial), experienced a decline of 40.4% compared to the third quarter of 2019. This reduction reflects a customer demand shift in the U.S. market. As a result of this demand change, Hexcel will close its wind energy prepreg production facility in Windsor, Colorado in early November 2020 that served the U.S. market. The Hexcel wind material prepreg production facility in Austria that serves the European market and the wind material facility in China, that serves the Asian market, continue to operate to produce materials for our wind energy customers.

Gross margin for the third quarter of 2020 decreased to 4.7% as compared to 27.6% for the third quarter of 2019. The deterioration reflects the under absorption of fixed overhead from lower sales levels magnified by the temporary idling of select production facilities during the period to align production with demand.

Selling, general and administrative and research and technology expenses for the third quarter of 2020 were 26% lower than the prior year as on-going realignment actions and headcount reductions reduce the cost structure. Other operating expense of $15.8 million, for the third quarter of 2020, primarily included the restructuring charge for the Windsor facility closure and additional severance costs across a number of facilities.

Operating cash flow for the first nine months of 2020 was $157.0 million compared to $277.3 million in 2019 on lower earnings partially offset by favorable working capital usage. For the first nine months of 2020, capital expenditures were $47.8 million as compared to $162.7 million in the first nine months of 2019.  Free cash flow (defined as cash provided by operating activities less capital expenditures) for the nine months ended September 30, 2020 was a use of $109.2 million versus $114.6 million in the comparable period of 2019.

Financial Overview

Results of Operations

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	% Change	2020	2019	% Change
Net sales	$286.9	$572.5	(49.9)%	$1,206.6	$1,791.4	(32.6)%
Net sales change in constant currency			(49.7)%			(32.6)%
Operating income (loss)	$(37.6)	$109.9	(134.2)%	$34.5	$327.8	(89.5)%
As a percentage of net sales	(13.1)%	19.2%		2.9%	18.3%
Net income	9.7	80.3	N/M	51.1	233.4	(78.1)%
Diluted net income per common share	$0.12	$0.93	N/M	$0.61	$2.71	(77.5)%

The Company uses non-GAAP financial measures, including sales and expenses measured in constant dollars (prior year sales and expenses measured at current year exchange rates); operating income (loss), net income (loss) and earnings (loss) per share adjusted for items included in operating expense and non-operating expenses; and free cash flow. Management believes these non-GAAP measurements are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods. These adjustments represent significant charges or credits that we believe are important to an understanding of Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not determined in accordance with generally accepted accounting principles and should not be viewed in isolation or as an alternative to or substitutes for GAAP measures of performance. Our calculation of these measures may not be comparable to similarly titled measures used by other companies, and the measures exclude financial information that some may consider important in evaluating our performance. Reconciliations to adjusted operating income (loss), adjusted net income (loss), adjusted diluted net income (loss) per share and free cash flow are provided below.

	Operating Income (Loss)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
GAAP operating income (loss)	$(37.6)	$109.9	$34.5	$327.8
Other operating expense (a)	15.8	—	43.6	—
Adjusted operating income (loss) (non-GAAP)	$(21.8)	$109.9	$78.1	$327.8

(a) The quarter and nine months ended September 30, 2020 includes restructuring expenses as well as costs related to the terminated merger with Woodward.

	Quarter Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(In millions, except per diluted share data)	Net Income (Loss)	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
GAAP	$9.7	$0.12	$80.3	$0.93	$51.1	$0.61	$233.4	$2.71
Other operating expense (a)	12.2	0.14	—	—	33.7	0.40	—	—
Discrete tax benefit (b)	(46.2)	(0.55)	(3.0)	(0.03)	(48.9)	(0.58)	(3.0)	(0.03)
Adjusted (non-GAAP)	$(24.3)	$(0.29)	$77.3	$0.90	$35.9	$0.43	$230.4	$2.68

(a) The quarter and nine months ended September 30, 2020 included restructuring expenses as well as costs related to the terminated merger with Woodward.
(b) The quarter and nine months ended September 30, 2020 included a tax benefit primarily due to the release of a valuation allowance in a foreign jurisdiction.

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by operating activities	$157.0	$277.3
Less: Capital expenditures	(47.8)	(162.7)
Free cash flow (non-GAAP)	$109.2	$114.6

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2020 and 2019:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	% Change	2020	2019	% Change
Consolidated Net Sales	$286.9	$572.5	(49.9)%	$1,206.6	$1,791.4	(32.6)%
Commercial Aerospace	128.8	385.9	(66.6)%	695.6	1,217.9	(42.9)%
Space & Defense	108.8	109.8	(0.9)%	328.8	329.4	(0.2)%
Industrial	49.3	76.8	(35.8)%	182.2	244.1	(25.4)%

Composite Materials	$215.7	$448.0	(51.9)%	$960.4	$1,419.7	(32.4)%
Commercial Aerospace	95.6	294.5	(67.5)%	567.6	941.6	(39.7)%
Space & Defense	71.9	78.9	(8.9)%	214.5	236.2	(9.2)%
Industrial	48.2	74.6	(35.4)%	178.3	241.9	(26.3)%

Engineered Products	$71.2	$124.5	(42.8)%	$246.2	$371.7	(33.8)%
Commercial Aerospace	33.2	91.4	(63.7)%	128.0	276.3	(53.7)%
Space & Defense	36.9	30.9	19.4%	114.3	93.2	22.6%
Industrial	1.1	2.2	(50.0)%	3.9	2.2	77.3%

Sales by Segment

Composite Materials: Net sales of $215.7 million in the third quarter of 2020 decreased $232.3 million from the $448.0 million in sales for the prior year quarter, driven by declines in Commercial Aerospace and Industrial. Net sales of $960.4 million for the first nine months of 2020 decreased 32.4% compared to the same period last year. In Commercial Aerospace, there were significantly lower sales across all major programs as build rates across Commercial Aerospace have decreased significantly and rapidly in response to the COVID-19 pandemic compounded by extensive supply chain adjustments. The decline in Space & Defense sales was primarily related to lower military aircraft structure sales outside of the Americas. The decline in Wind energy sales was primarily related to a shift in the type of product our customer demands in the U.S. market. As a result of this demand change, Hexcel will close its wind energy prepreg production facility in Windsor, Colorado in early November 2020 that served the U.S. market.

Engineered Products: Net sales of $71.2 million in the third quarter of 2020 decreased $53.3 million from the $124.5 million for 2019. Net sales of $246.2 million for the first nine months of 2020 decreased 33.8% compared to the same period last year.  The declines primarily reflect lower sales for the Boeing 737 MAX as well as lower build rates across Commercial Aerospace in response to the COVID-19 pandemic. The increase in Space & Defense sales reflects the growth in U.S. military helicopter programs.

Sales by Market

Commercial Aerospace sales of $128.8 million decreased 66.6% (66.3% in constant currency) for the quarter as compared to the third quarter of 2019. Sales across all major programs were down substantially with the largest impact related to the A350. Boeing 737 MAX sales continue to be at a very low level. Build rate reductions driven by the COVID-19 pandemic combined with significant inventory destocking led to the reduced sales levels. Additional build rate reductions publicly announced at the end of July 2020 by two significant customers is further extending the destocking. Sales of $695.6 million, for the first nine months of 2020, decreased 42.9% compared to the first nine months of 2019 due to significant production cuts across the major aircraft programs announced during the second and third quarters of 2020 and only limited sales for the Boeing 737 MAX program. The decline was compounded by significant destocking in the supply chain, which is amplified as build rates have moved even lower.

Sales to Other Commercial Aerospace, which includes regional and business aircraft customers, were down 49.6% for the third quarter of 2020 as compared to 2019 due to significantly lower business jet demand and have declined 23.5% year to date.

Space & Defense sales of $108.8 million decreased 0.9% (0.5% in constant currency) for the quarter as compared to the third quarter of 2019. The decrease was due to lower demand from a number of European space & defense programs as aggregate U.S. space & defense sales were up moderately in the third quarter of 2020 compared to the third quarter of 2019. Space & Defense sales of $328.8 million, for the first nine months of 2020, were in line with the first nine months of 2019.

Total Industrial sales of $49.3 million for the third quarter of 2020 were down 35.8% (37.5% in constant currency) as compared to the 2019 period and decreased 25.4% for the first nine months as compared to last year. Wind energy sales (the largest submarket in Industrial) experienced a decline of 40.4% compared to the third quarter of 2019. The reduction reflects a customer demand shift in the U.S. market. As a result of this demand change, Hexcel will close its wind energy prepreg production facility in Windsor, Colorado in early November 2020 that served the U.S. market. The Hexcel wind material prepreg production facility in Austria that serves the European market and the wind material facility in China that serves the Asian market continue to operate to produce materials for our wind energy customers. Wind energy sales experienced a decline of 25.8% for the first nine months of 2020 as compared to the same period in 2019 due to production disruptions caused by the pandemic and lower customer demand, specifically in the U.S.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	% Change	2020	2019	% Change
Gross margin	$13.5	$157.9	(91.5)%	$209.3	$493.9	(57.6)%
Percentage of sales	4.7%	27.6%		17.3%	27.6%

Gross margin for the third quarter of 2020 declined to 4.7% compared to 27.6% in the third quarter of 2019 and was 17.3% and 27.6% for the first nine months of 2020 and 2019, respectively. The dramatic reduction in demand combined with the unfavorable mix impact of lower carbon fiber sales drove the decline in margin performance in 2020.

Operating Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	% Change	2020	2019	% Change
SG&A expense	$24.6	$33.8	(27.2)%	$95.2	$122.8	(22.5)%
Percentage of sales	8.6%	5.9%		7.9%	6.9%

R&T expense	$10.7	$14.2	(24.6)%	$36.0	$43.3	(16.9)%
Percentage of sales	3.7%	2.5%		3.0%	2.4%

Selling, general and administrative and research and technology expenses were lower, for both the quarter and nine month periods ended September 30, 2020, than the prior year’s comparable periods, as cost reduction actions began to take effect, including headcount reductions and minimizing discretionary spending.

Operating Income (Loss)

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	% Change	2020	2019	% Change
Consolidated operating income (loss)	$(37.6)	$109.9	(134.2)%	$34.5	$327.8	(89.5)%
Operating margin	(13.1)%	19.2%		2.9%	18.3%
Composite Materials	(36.6)	100.1	(136.6)%	75.0	324.4	(76.9)%
Operating margin	(16.4)%	21.2%		7.4%	21.9%
Engineered Products	(2.7)	20.3	(113.3)%	3.3	51.4	(93.6)%
Operating margin	(3.8)%	16.3%		1.3%	13.8%
Corporate & Other	1.7	(10.5)	(116.2)%	(43.8)	(48.0)	(8.8)%

We had an operating loss of $37.6 million for the third quarter of 2020 compared to income of $109.9 million for the third quarter of 2019. Operating income for the first nine months of 2020 and 2019 was $34.5 million and $327.8 million, respectively. The three and nine month periods ended September 30, 2020 included $15.8 million and $43.6 million, respectively, of other operating expense primarily related to restructuring charges and costs related to the Merger. In 2020, operating margins were negatively impacted by the dramatic reduction in demand for our products and the margin mix impact of lower carbon fiber sales.

Interest Expense, Net

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	% Change	2020	2019	% Change
Interest expense, net	$9.7	$11.0	(11.8)%	$32.4	$34.9	(7.2)%

Interest expense for the third quarter and nine months ended September 30, 2020 was lower due to lower effective interest rates, when compared to the same periods last year.

Provision for (Benefit from) Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Income tax (benefit) expense	$(56.9)	$18.2	$(48.7)	$62.4
Effective tax rate	N/M	18.4%	N/M	21.3%

The tax provision for the current quarter included a $46.2 million benefit primarily due to the release of a valuation allowance in a foreign jurisdiction. The tax provision for the first nine months of 2020 also included a $2.7 million benefit primarily for the release of reserves of unrecognized tax benefits as a result of tax audit settlements.  The three months and first nine months ended September 30, 2019 included a $3.0 million benefit primarily due to tax credits identified in the quarter. Given the adverse impact of COVID-19 on our earnings the effective tax rate in 2020 is not meaningful.

Financial Condition

Liquidity: As of September 30, 2020, our total debt, net of cash, was $931.2 million, as compared to $995.7 million at December 31, 2019.  At September 30, 2020, total borrowings under our $1 billion Senior Unsecured Revolving Credit Facility (the

“Facility”) were $302 million. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million.  Any outstanding letters of credit reduce the amount available for borrowing under the Facility.  As of September 30, 2020, we had not issued any letters of credit under the Facility, resulting in undrawn availability under the Facility of $698 million, subject to ongoing covenant compliance.

The Facility agreement contains financial and other covenants, including, but not limited customary restrictions on the incurrence of debt by our subsidiaries and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. As defined in the Facility agreement, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of EBITDA to interest expense) and may not exceed a maximum leverage ratio of 3.75 (based on the ratio of total debt to EBITDA) with a step up to 4.25 allowed following certain acquisitions. In addition, the Facility agreement contains other customary terms and conditions such as representations and warranties, additional covenants and events of default. As detailed in Note 5 to the condensed consolidated financial statements the Facility was amended in September 2020 to provide for a Covenant Relief Period from October 1, 2020 through and including September 30, 2021.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility.  As of September 30, 2020, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2024 when the Facility expires.

Operating Activities: Net cash provided by operating activities was $157.0 million for the first nine months of 2020 compared to $277.3 million in the 2019 period on lower earnings partially offset by favorable working capital usage. Working capital generated $28.7 million in 2020 as compared to a use of $83.7 million in 2019.

Investing Activities: Net cash used for investing activities was $47.8 million and $325.9 million in the first nine months of 2020 and 2019, respectively. The 2019 period included $163.2 million for the ARC Technologies, Inc. (“ARC”) acquisition. Capital expenditures were $47.8 million and $162.7 million in 2020 and 2019, respectively.

Financing Activities: Financing activities used $106.9 million of cash in the first nine months of 2020 and provided $64.8 million in the same period in 2019.  The 2019 period included amounts borrowed from our Facility to fund the ARC acquisition. In 2020, the Company used $49.9 million to repay and terminate the Euro term loan. We also returned $38.8 million to stockholders from stock repurchases and dividends in the first nine months of 2020 compared to $106.8 million in 2019.

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

Our estimate of liability as a potentially responsible party and our remaining costs associated with our responsibility to remediate the Lower Passaic River in New Jersey and other sites are accrued in the condensed consolidated balance sheets. As of September 30, 2020, our aggregate environmental related accruals were $2.5 million, of which $0.6 million was included in accrued liabilities, with the remainder included in non-current liabilities. As related to certain environmental matters, the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued at the high end of the range of possible outcomes, for those sites where we are able to estimate our liability, our accrual would have been approximately $16 million higher.  These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required changes in the apportionment of costs among responsible parties, the amount of insurance coverage and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: the impact of the COVID-19 pandemic, including continued disruption in global financial markets, ongoing restrictions on movement and travel, employee absenteeism and reduced consumer demand for air travel, on the operations, business and financial condition of Hexcel and its customers and suppliers; reductions in sales to any significant customers, particularly Airbus, Boeing or Vestas, including reduction in revenue related to a prolonged suspension of production of the Boeing 737 MAX, as well as due to the impact of COVID-19 pandemic; inability to effectively adjust production and inventory levels to align with reduced demand; inability to effectively motivate and retain necessary workforce; changes in sales mix; changes in current pricing and cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; availability and cost of raw materials; supply chain disruptions; inability to install, staff and qualify necessary capacity or complete planned manufacturing improvements to meet customer demand; cybersecurity breaches or intrusions; currency exchange rate fluctuations; changes in global political, social and economic conditions, including, but not limited to, the effect of change in global trade policies and the exit of the U.K. from the European Union; work stoppages or other labor disruptions; and unexpected outcome of legal matters or impact of changes in laws or regulations.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2020, and with the participation of the Company's management have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 We have experienced operational interruptions as a result of COVID-19, including the temporary suspension of operations due to the inability to staff facilities or government-imposed restrictions, which has had an adverse effect on the productivity and profitability of such manufacturing facilities, and in turn an adverse effect on our business and operations.  While most of our manufacturing sites are currently in operation, we have reduced or furloughed certain operations in response to government measures, employee welfare concerns and the impact of COVID-19 on the global demand and supply chain. Our manufacturing operations may be further adversely affected by impacts from COVID-19 including, among other things, additional government actions and other responsive measures, further decreases in demand and/or deeper supply chain disruptions, and health and availability of essential onsite personnel.  To comply with local regulations and ensure workplace safety, enhanced cleaning and sanitation procedures and protocols for the use of personal protective equipment have been instituted, as well as work cell zoning to ensure social distancing, for those sites that remain operational.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2020 we did not repurchase any shares of outstanding common stock. We suspended our share repurchase program for the second and third quarters of 2020 as a result of the impacts of the COVID-19 pandemic and we have limitations on share repurchases through September 2021 under the amended Facility. The Company still has $217.2 million available under the $500 million stock repurchase program that our Board announced on May 7, 2018.

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

10.2

First Amendment to Credit Agreement, dated as of September 28, 2020, by and among Hexcel Corporation, the lenders party thereto, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2020).

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

Hexcel Corporation

October 19, 2020	/s/ Kimberly Hendricks
(Date)	Kimberly Hendricks
Senior Vice President, Corporate Controller and
Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)