Form 10-K
period 2020-12-31
HEXCEL CORP /DE/
filed 2021-02-09
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $3,776,131,636 based on the reported last sale price of common stock on June 30, 2020, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 29, 2021
COMMON STOCK	83,649,842

Documents Incorporated by Reference:

Portions of Part III will be incorporated by reference to the registrant’s definitive proxy statement, in accordance with Instruction G(3) to Form 10-K, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

HEXCEL CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2020

PART I

ITEM 1. Business.

General Development of Business

Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a leading advanced composites company. We develop, manufacture, and market lightweight, high-performance structural materials, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, adhesives, radio frequency / electromagnetic interference (“RF/EMI”) and microwave absorbing materials, engineered honeycomb and composite structures, for use in Commercial Aerospace, Space & Defense, and Industrial markets. Our products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, recreational products, and other industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe, India, and Africa. We also have a presence in Malaysia where we are a partner in a joint venture which manufactures composite structures for Commercial Aerospace applications.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic.  The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.  In addition, governments, and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

Our company is a sole provider for many programs, including critical defense programs. Consistent with national guidelines and with state and local orders to date, we are currently operating across our footprint with some temporary site closures. Notwithstanding our continued operations, COVID-19 has had and may have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our margins, even after the preventative and precautionary measures that we, other businesses, and governments, are taking. The COVID-19 pandemic is a widespread public health crisis that is adversely affecting the economies and financial markets globally. The resulting economic downturn has, and could for an extended period of time, adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of the pandemic could also continue to negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

In 2020, our operations, margins and results were adversely impacted by lower demand for our products due to substantial reductions in original equipment manufacturer build rates combined with a move to reduce inventory throughout our supply chain, particularly carbon fiber. Since the outbreak began, we have seen the impacts of COVID-19 on our markets and operations including significant decreases in air traffic, temporary shutdowns of our customers’ and suppliers’ facilities and decreased demand from our customers. In response, we have taken certain mitigating actions to align our costs with the lower sales and to preserve liquidity including eliminating approximately 35% of our global headcount, curtailing discretionary spend, and suspending dividend payments and stock repurchases.  The extent to which COVID-19 continues to adversely impact our business depends on future developments, including the timing of the global rollout of the COVID-19 vaccines, as well as any other new information concerning the effectiveness of actions taken globally to contain or mitigate its effects and the emergence and impact of new variants of COVID-19. While we expect the pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the continuing financial impact to us cannot be reasonably estimated at this time. For further discussion of the impact of COVID-19 on our 2020 results of operations, see Item 7. Management’s Discussion and Analysis included in this Annual Report on Form 10-K.

On January 12, 2020, we announced that we had entered into an agreement and plan of merger (the “Merger Agreement”) with Woodward, Inc. (“Woodward”), which provided for the combination of Hexcel and Woodward in an all-stock merger of equals. In response to the impact of the COVID-19 pandemic, on April 5, 2020, Hexcel and Woodward entered into an agreement to terminate the Merger Agreement. In addition, on April 6, 2020, our board of directors declared a dividend of one preferred share purchase right (a “right”) for each outstanding share of our common stock and adopted a stockholder rights plan, as set forth in the Rights Agreement dated as of April 6, 2020, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “rights agreement”). The dividend was paid on April 16, 2020 to Company stockholders of record as of the close of business on April 16, 2020, and the rights will expire on April 6, 2021. The stockholder rights plan was adopted in response to the extraordinary business and market dislocations resulting from the COVID-19 pandemic and the actions taken to contain it, as well as the termination of the Merger Agreement with Woodward, Inc. The stockholder rights plan was not adopted in response to any specific takeover bid or other proposal to acquire control of the Company.

We are a manufacturer of products within a single industry: Advanced Composites. Hexcel has two reportable segments: Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resin systems, prepregs and other fiber-reinforced matrix materials, and honeycomb core product lines and pultruded profiles. The Engineered Products segment is comprised of lightweight high strength composite structures, RF/EMI and microwave absorbing materials, engineered core and specialty machined honeycomb products with added functionality and 3D thermoplastic printing.

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2020.

Composite Materials

The Composite Materials segment manufactures and markets carbon fibers, fabrics, and specialty reinforcements, prepregs and other fiber-reinforced matrix materials, structural adhesives, honeycomb, molding compounds, tooling materials, polyurethane systems and laminates that are incorporated into many applications, including commercial and military aircraft, wind turbine blades, recreational products, transportation (including automotive, marine and trains) and other industrial applications.

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

Prepregs: HexPly® prepregs are manufactured for sale to third-party customers and for internal use by our Engineered Products segment in manufacturing composite laminates and monolithic structures.  Prepregs are used in primary and secondary structural aerospace applications such as wing components, horizontal and vertical stabilizer components, fairings, radomes, engine fan blades and cases, engine nacelles as well as overhead storage bins and other interior components.   They are also used in many of the industrial and recreational products noted above.  Prepregs are manufactured by combining high-performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material that, when cured, has exceptional structural properties not present in either of the constituent materials.  Prepregs are applied via hand layup, automatic tape layup and advanced fiber placement to produce finished composite components.  Prepreg reinforcements include glass, carbon, aramid, quartz, ceramic and other specialty fibers. Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyimide and other specialty resins.

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

Structural Adhesives: We manufacture and market a comprehensive range of HexBond® film and paste adhesives. These structural adhesives, which bond metal to metal and composites and honeycomb structures, are used in the aerospace industry and for many industrial applications.

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

Our HexWeb® Acousti-Cap® sound attenuating honeycomb provides dramatic noise reduction during takeoff and landing without a structural weight penalty, Acousti-Cap® incorporates a non-metallic, permeable cap material is embedded into honeycomb core. In addition, we produce honeycomb for our Engineered Products segment for use in manufacturing finished parts for airframe Original Equipment Manufacturers.

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

The following tables identify the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS
Aernnova	CTRM Aero Composites	Northrop Grumman
Airbus	Daher	Safran
AVIC	Embraer	Sikorsky, a Lockheed Martin Company
Bell	FACC	Solvay
Blizzard	General Electric	Spirit Aerosystems
BMW	GKN	Toray
The Boeing Company	Leonardo	Triumph
Bombardier	Mubea	Raytheon Technologies
CFAN	Nordam	Vestas

MAJOR MANUFACTURING FACILITIES
Casa Grande, Arizona	Neumarkt, Austria
Dagneux, France	Parla, Spain
Decatur, Alabama	Roussillon, France
Duxford, England	Salt Lake City, Utah
Illescas, Spain	Seguin, Texas
Leicester, England	Stade, Germany
Les Avenières, France	Tianjin, China
Nantes, France	Vert-Le-Petit, France

Net sales for the Composite Materials segment to third-party customers were $1,185.9 million in 2020, $1,863.1 million in 2019, and $1,770.5 million in 2018, which represented about 80% of our net sales each year. Net sales for composite materials are highly dependent upon the number of large commercial aircraft produced as further discussed under the captions “Significant Customers”, “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, less than 5% of our total production of composite materials in 2020 was used internally by the Engineered Products segment.

Engineered Products

The Engineered Products segment manufactures and markets composite structures and precision machined honeycomb parts primarily for use in the aerospace industry. Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb, and structural adhesives, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, heat forming, infusion and other composite manufacturing techniques. Composite structures include HexAM 3D printed parts, which offer significant weight cost and time-to-market reductions compared to incumbent metal or traditional composite technologies. This segment also provides advanced interference control materials, structural composites, and services; dielectric absorber foams and honeycomb; magnetic absorbers; and thermoplastics for commercial and defense applications.

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

Net sales for the Engineered Products segment to third-party customers were $316.5 million in 2020, $492.6 million in 2019, and $418.6 million in 2018, which represented about 20% of our net sales each year.

The Engineered Products segment includes a 50% ownership interest in a Malaysian joint venture, Aerospace Composites Malaysia Sdn. Bhd. (“ACM”) with Boeing Worldwide Operations Limited. Hexcel has historically purchased certain semi-finished composite components from the joint venture and performed inspection and additional skilled assembly work prior to direct delivery to Boeing production lines. This assembly work is being transferred in stages to other parts of the supply chain, including the joint venture over the next few years in support of Boeing’s supply chain optimization. ACM had revenue of $24 million in 2020, and $61 million and $59 million in 2019 and 2018, respectively.

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
Raytheon Technologies

Significant Customers

Approximately 33%, 39% and 41% of our 2020, 2019 and 2018 net sales, respectively, were to Airbus and its subcontractors. Of the 33% of overall sales to Airbus and its subcontractors in 2020, 30% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications. Approximately 19%, 25% and 25% of our 2020, 2019 and 2018 net sales, respectively, were to Boeing and related subcontractors. Of the 19% of overall sales to Boeing and its subcontractors in 2020, 16% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications.

Markets

Our products are sold for a broad range of end-uses where durability, strength and weight are important factors to our customers. The following tables summarize our net sales to third-party customers by market and by geography for each of the three years ended December 31:

	2020	2019	2018
Net Sales by Market
Commercial Aerospace	55%	68%	70%
Space & Defense	30%	19%	17%
Industrial	15%	13%	13%
Total	100%	100%	100%
Net Sales by Geography (a)
United States	53%	53%	48%
Europe and other	47%	47%	52%
Total	100%	100%	100%

(a) Net sales by geography based on the location in which the product sold was manufactured.

	2020	2019	2018
Net Sales to External Customers (b)
United States	47%	46%	42%
Europe	37%	37%	41%
All Others	16%	17%	17%
Total	100%	100%	100%

__________________________________________________________________________________________________________

(b)       Net sales to external customers based on the location to which the product sold was delivered

Commercial Aerospace

The Commercial Aerospace industry is our largest user of advanced composites. Commercial Aerospace represented 55% of our 2020 net sales. Approximately 84% of these revenues can be identified as sales to Airbus, Boeing, and their subcontractors for the production of commercial aircraft. Approximately 16% of these revenues were for regional, and business and other commercial aircraft. The economic benefits airlines can obtain from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced composites over traditional materials, has resulted in the aerospace industry becoming the leader in the adoption and use of these materials. While military aircraft and spacecraft have championed the development of these materials, Commercial Aerospace has had the greater production volumes and has commercialized the use of these products. Accordingly, the demand for advanced structural material products is closely correlated to the demand for new commercial aircraft.

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

A second factor, which is less sensitive to the general economy, is the replacement rates for existing aircraft. The rates of retirement of passenger and freight aircraft, resulting mainly from obsolescence, are determined in part by the regulatory requirements established by various civil aviation authorities worldwide as well as public concern regarding aircraft age, safety, noise, and emissions. These rates may also be affected by the desire of the various airlines to improve operating costs with higher payloads and more fuel-efficient aircraft (which in turn is influenced by the price of fuel) and by reducing maintenance expense. In addition, pressure is increasing on airlines to replace their aging fleet with more fuel efficient and quieter aircraft to be more environmentally responsible. When aircraft are retired from commercial airline fleets, they may be converted to cargo freight aircraft, used for parts, or scrapped.

An additional factor that may cause airlines to defer or cancel orders is their ability to obtain financing, including leasing, for new aircraft orders. This will be dependent both upon the financial health of the airline operators, as well as the overall availability of financing in the marketplace.

As a result of COVID-19, aircraft manufacturers significantly reduced production rates during 2020 as demand for new aircraft decreased significantly. Additionally, the parked fleet of commercial aircraft reached record levels globally during 2020 as passenger traffic fell and airlines reduced capacity. Future potential aircraft production rate increases will depend on growth in passenger traffic and the number of aircraft retired.

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals and other materials. This follows the trend previously seen in military fighter aircraft where advanced composites may now exceed 50% of the weight of the airframe. Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950’s, contained almost no composite materials. One of the first commercial aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and was built with an airframe containing approximately 6% composite materials. The airframe of Boeing’s 777 aircraft, which entered service in 1995, is approximately 11% composite. The Airbus A380, which was first delivered in 2007, has approximately 23% composite content by weight. Boeing’s B787, which entered into service in 2011, has a content of more than 50% composite materials by weight. The Airbus A350 XWB (“A350”) which has a composite content of 53% by weight was first delivered in December 2014.  Both Airbus and Boeing introduced new versions of their narrow body aircraft which utilize composite-rich engines and nacelles. Airbus’s A320neo had its first customer delivery in 2016 and Boeing’s B737 MAX entered into service in 2017. Boeing’s B737 MAX was subsequently grounded in March 2019 by the federal Aviation Administration and other regulators, which was lifted in select regions by the end of 2020. In 2014, Airbus announced a new version of its A330, the A330neo, which has new engines, and Boeing announced the B777X, a new version of the B777 with composite wings and composite-rich engines.  It is expected that future aircraft platforms will offer more opportunities for composite materials than their predecessors, as the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft and each new generation of engines and nacelles. We refer to this steady expansion of the use of composites in aircraft as the “secular penetration of composites” as it increases our average sales per airplane over time.

The impact on Hexcel of Airbus and Boeing production rate changes is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production. We have products on all Airbus and Boeing planes. The shipset or dollar value of our materials varies by aircraft type — twin aisle aircraft use more of our materials than narrow body aircraft and newer designed aircraft use more of our materials than older generations. On average, for established programs, we deliver products into the supply chain about six months prior to aircraft delivery, with a range between one and eighteen months depending on the product and specific aircraft platform. For aircraft that are in the development or ramp-up stage we will have sales as much as several years in advance of delivery.

Set forth below are historical aircraft deliveries as announced by Airbus and Boeing:

	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Airbus	453	483	498	510	534	588	626	629	635	688	730	800	863	566
Boeing	441	375	481	462	477	601	648	723	762	748	763	806	380	157
Total	894	858	979	972	1,011	1,189	1,274	1,352	1,397	1,436	1,493	1,606	1,243	723

Approximately 84% of our Commercial Aerospace revenues can be identified as sales to Airbus, Boeing and their subcontractors for the production of commercial aircraft. Airbus and Boeing combined deliveries in 2020 were 723 aircraft. Their combined backlog at December 31, 2020 was 12,181 aircraft, which decreased approximately 7% compared to December 31, 2019. The production rates in 2020 were unusually low as a result of airlines deferring or cancelling deliveries due to the impact of COVID-19 on air travel and the grounding of the Boeing 737 MAX that was only lifted in select regions by the end of 2020. The balance of our Commercial Aerospace sales is related to regional and business aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.

Space & Defense

The Space & Defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites. The aggregate demand by Space & Defense customers is primarily a function of procurement of military aircraft that utilize advanced composites, primarily by the United States and certain European governments, including both commercial and military helicopters. We are qualified to supply materials to a broad range of helicopter, military aircraft, and space programs, including the Lockheed Martin F-35 (“joint strike fighter” or “JSF”), Boeing V-22 (“Osprey”) tilt rotor aircraft, Black Hawk and Airbus A400M military transport. The JSF, which is our largest program, represents less than 25% of revenues in this market. No other program accounts for more than 10% of our revenues in this market. The sales that we obtain from these programs will depend upon which are funded and the extent of such funding. Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for launch vehicles, and satellite buss and solar arrays for military and commercial satellites.

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

Contracts for military and some commercial programs may contain provisions applicable to both U.S. government contracts and subcontracts. For example, a prime contractor may flow down a “termination for convenience” clause to materials suppliers such as Hexcel. According to the terms of a contract, we may be subject to U.S. government Federal Acquisition Regulations, the Department of Defense Federal Acquisition Regulations Supplement, and associated procurement regulations. As a result of our acquisition of ARC Technologies, LLC (“ARC”), a leading supplier of custom RF/EMI and microwave absorbing composite materials for military, aerospace and industrial applications on January 3, 2019, we have expanded our portfolio of U.S. government contracts and thereby increased our federal legal and regulatory compliance obligations.

The Space & Defense market represented 30% of our 2020 net sales. While our Space & Defense market has been disrupted by the COVID-19 pandemic, the impact has been significantly less than the impact to our Commercial Aerospace market. As a result, our Space & Defense sales comprised a greater percentage of our 2020 net sales than Space & Defense sales have comprised historically. In the prior five fiscal years from 2015 through 2019, Space & Defense sales comprised between 16% and 19% of total net sales. When the Commercial Aerospace market recovers to pre-COVID-19 pandemic levels, we would expect Space & Defense sales to return to a range generally consistent with historical pre-pandemic percentages.

Industrial

The revenue from this market includes wind turbine blades, automotive, a wide variety of recreational products, marine and other industrial applications. A number of these applications represent emerging opportunities for our products. In developing new applications, we seek those opportunities where advanced composites technology offers significant benefits to the end user, often applications that demand high engineering performance. Within the Industrial market, wind energy comprises the largest submarket and our primary customer is Vestas Wind Systems A/S (“Vestas”). Demand in our wind energy submarket declined in 2020 due in part to the commoditization and outsourcing of blades with a change in technology from prepreg to infusion. The Industrial market also includes sales to major end user sub-markets, in order of size based on our 2020 sales: general industrial applications (including those sold through distributors), transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications) and recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks). Our participation in Industrial applications complements our commercial and military aerospace businesses, and in many instances, technology or products now used in aerospace were started in Industrial. We are committed to pursuing the utilization of advanced structural material technology and introducing new innovations to support our customers in response to changing market dynamics in Industrial markets where it can generate significant value and we can maintain a sustainable competitive advantage.

Further discussion of our markets, including certain risks, uncertainties, and other factors with respect to “forward-looking statements” about those markets, is contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Forward Looking Statements” and “Risk Factors”.

Backlog

In recent years, our customers have demanded shorter order lead times and “just-in-time” delivery performance. While we have many multi-year contracts with our major aerospace customers and our largest Industrial customer, most of these contracts specify the proportion of the customers’ requirements that will be supplied by us and the terms under which the sales will occur, not the specific quantities to be procured or the specific dates for delivery. Our Industrial customers have always desired to order their requirements on as short a lead-time as possible. As a result, twelve-month order backlog is not a meaningful trend indicator for us. As noted above, our Commercial Aerospace sales to Airbus and Boeing and their subcontractors accounted for 46% of our total 2020 sales, and their airplane backlog represents multiple years of production based on production rates at December 31, 2020.

Raw Materials and Production Activities

Our manufacturing operations are in many cases vertically integrated. One example of the benefits of our vertical integration is that it enables us to control both the carbon fiber surface structure and the resin formulations to optimize their interaction and ensure excellent interfacial adhesion or bonding. We produce and internally use carbon fibers, industrial fabrics, composite materials, and composite structures as well as sell these materials to third-party customers for their use in the manufacture of their products.

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”). The primary raw material for PAN is acrylonitrile. All of the PAN we produce is for internal carbon fiber production. We utilized between 60% and 65% by value of the carbon fiber we produced in 2020 and about 75% in 2019, with the remainder of our output sold to third-party customers. However, as one of the world’s largest consumers of high-performance carbon fiber, we also purchase significant quantities of carbon fiber from external sources for our own use. The sources of carbon fiber we can use in any product or application are generally dictated by customer qualifications or certifications. Otherwise, we select a carbon fiber based on performance, price, and availability. With the increasing demand for carbon fiber, particularly in aerospace applications, in recent years we increased our PAN and carbon fiber capacity to serve the growing needs of our customers and our own downstream products. After a new production line starts operating, it can take up to a year to be certified for aerospace applications. However, these lines can start supplying carbon fiber for many industrial applications within a shorter time period.

We formulate a variety of resin systems that are tailored to specific applications and support the process for manufacturing composite parts. The type of epoxy and curative used in the resin systems vary depending on the application being considered, including the required service temperature, mechanical performance, and rate of cure. We continually focus on innovation that will help our customers reduce their cycle time and increase their through put, including lower curing temperatures, faster curing times, and enhancing the flow characteristics of the resin formulations, particularly for infusion manufacturing processes.

We purchase glass yarn for our aerospace and industrial from a number of suppliers in the United States, Europe and Asia. We also purchase aramid and high strength fibers which are produced by only a few companies, and during periods of high demand, can be in short supply. In addition, epoxy and other specialty resins, aramid paper and aluminum specialty foils are used in the manufacture of composite products. A number of these products have only one or two sources qualified for use, so an interruption in their supply could disrupt our ability to meet our customer requirements. When entering into multi-year contracts with aerospace customers, we attempt to get back-to-back commitments from key raw material suppliers.

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

Our products rely primarily on our expertise in materials science, textiles, process engineering and polymer chemistry. Consistent with market demand, we have been placing more emphasis on higher performing products and cost-effective production processes while seeking continually to improve the consistency of our products and our capital efficiency. Towards this end, we have entered formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies, and laboratories. We believe that we possess unique capabilities to design, develop, manufacture, and qualify composite materials and structures, including trade secrets and extensive internal knowledge gained from decades of experience. It is our policy to actively enforce our proprietary rights. We believe that the patents and know-how rights currently owned or licensed by Hexcel are adequate for the conduct of our business. We do not believe that our business would be materially affected by the expiration of any single patent or series of related patents, or by the termination of any single license agreement or series of related license agreements.

We spent $46.6 million, $56.5 million and $55.9 million for R&T in 2020, 2019 and 2018, respectively. Our spending, on a constant currency basis, in 2020 was more than 17.9% less than 2019 reflecting cost reduction actions due to COVID-19.  In comparison, 2019 spending was 3.3% higher than 2018. Our spending on a quarter-to-quarter basis fluctuates depending upon the amount of new product development and qualification activities, particularly in relation to commercial aircraft applications, that are in progress. These expenditures are expensed as incurred.

Environmental Matters

We view climate-change as an important social issue that presents some level of risk to our business while also creating opportunities for greater composite adoption. Our strategic and operational decision making is influenced by our commitment to reduce the environmental impact of our operations, including our carbon footprint, air and water emissions and waste reduction. We continue to improve our emissions profile through operational efficiency improvements that lessen our use of fossil fuels and by increasing our use of renewable power. We have applied this same approach to our product life cycle, implementing circular economy principles to reduce waste – both in our manufacturing and product packaging.

The increasing global emphasis on emissions reduction is a trend that is supportive of our advanced composite light weighting solutions. Fuel efficiency is improved from composite light weighting, reducing emissions from aircraft and other transportation vehicles in the select markets that we target. We also market composite solutions that reduce aircraft engine noise, which benefits local communities near airports, supports aircraft operators in geographies that are subject to local noise abatement programs, and enables more direct routes for aircraft that saves fuel rather than having to fly longer routes to avoid noise-sensitive areas.

We are subject to various U.S. and international federal, state, and local environmental and health and safety laws and regulations. We are also potentially subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and similar state local and international laws and regulations that impose responsibility for the control, remediation and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and associated financial liability. To date, environmental control regulations have not had a significant adverse effect on our overall operations.

Our aggregate environmental related accruals at December 31, 2020 and 2019 were $2.4 million and $2.5 million, respectively. As of December 31, 2020 and 2019, $0.5 million and $0.6 million, respectively, were included in “Other current accrued liabilities”, with the remainder included in “Other non-current liabilities”. As related to certain of our environmental matters, our accruals were estimated at the low end of a range of possible outcomes since there was no better point within the range. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accruals would have been $16 million higher at December 31, 2020 and 2019. Environmental remediation spending charged directly to our reserve balance for 2020, 2019 and 2018, was $0.1 million, $0.2 million and $0.4 million, respectively. In addition, our operating costs relating to environmental compliance were $14.1 million, $17.1 million, and $15.6 million for 2020, 2019, and 2018, respectively, and were charged directly to expense. Capital expenditures for environmental matters approximated $0.9 million, $3.6 million, and $6.9 million for 2020, 2019 and 2018 respectively.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, as well as the impact, if any, of Hexcel being named in a new remediation matter. A discussion of environmental matters is contained in Item 3, “Legal Proceedings,” and in Note 15 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Other Regulatory Matters

As a materials supplier for U.S. prime contractors, we are subject to certain U.S. government Federal Acquisition Regulations, the Department of Defense Federal Acquisition Regulations Supplement, and associated procurement regulations. As a result of our acquisition of ARC, we have expanded our portfolio of U.S. government contracts and thereby increased our federal legal and regulatory compliance obligations.  Specifically, we must comply with certain laws and regulations relating to the formation, administration, and performance of U.S. government contracts, including the government security requirements and additional government export control laws and regulations. In complying with these laws and regulations, we may be required to make additional capital expenditures and incur other costs.  Furthermore, failure to comply may result in the imposition of fines and penalties, including contractual damages, civil penalties, criminal penalties, or administrative sanctions, or suspension or debarment from contracting with the U.S. government.

As a company with significant international operations, we are also subject to numerous laws and regulations, including U.S. export controls and sanctions laws, customs regulations, international treaties and local trade rules around the world.  These laws, rules and regulations may impose significant costs of compliance on the Company and may impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals.  The consequences of any failure to comply with trade regulations could limit our ability to conduct business internationally.

Sales and Marketing

A staff of salaried marketing managers, product managers and sales personnel, sell and market our products directly to customers worldwide. We also use independent authorized distributors for certain products, markets, and regions. In addition, we operate various sales representation offices in the Americas, Europe, Asia Pacific, India, and Africa.

Competition

In the production and sale of advanced composites, we compete with a number of U.S. and international companies on a worldwide basis. The broad markets for composites are highly competitive, and we have focused on both specific submarkets and specialty products within markets. In addition to competing directly with companies offering similar products, we compete with producers of substitute composites such as structural foam, wood, and metal. Depending upon the material and markets, relevant competitive factors include technology, product performance, historical database of usage, delivery, service, price, customer preference for sole sourcing and customer preferred processes.

We believe that new competitors face significant barriers to entry into many of our markets. These barriers include the intellectual property and unique skills and expertise to design and manufacture carbon fiber and to formulate resin systems for aerospace applications, an extensive database of qualification and performance measurements of our products, the advantages of scale derived from significant global manufacturing capacity for aerospace-grade carbon fiber, and long-term customer relationships developed over decades of designing, manufacturing and working closely with our customers on composite applications. Further, the aerospace industry has rigorous product certification requirements and quality programs including one hundred percent traceability of all raw material and finished goods, and high expectations for consistent on-time delivery, which all act as barriers to entry.

Human Capital

We believe our success depends on the skills, experience, and industry knowledge of our key talent.  As such, our management team places significant focus and attention on the attraction, development, and retention of employees, as well as ensuring our corporate culture reflects Hexcel’s values, and our board of directors provides oversight for various employee initiatives. Our Hexcel values guide our actions, reflect our culture, and drive our performance, as explained in our Code of Business Conduct posted on our website at www.hexcel.com. We have made and continue to make significant investments in training and professional development, and we have well-established performance management and talent development processes that encourage employees to aspire to different career opportunities and for our managers to provide regular feedback and coaching to develop employees.

The health and safety of our employees is also a top priority. Over the past ten years, our focus on the reduction of injuries and illnesses has significantly improved our safety performance. We have attained these improvements by fostering a global safety culture supported with regular training and education that includes robust systems and philosophies centered on personal responsibility and accountability. There is a high-level of leadership engagement, ensuring appropriate safety equipment is installed and operational at all of our manufacturing sites worldwide combined with vigorous reviews of root causation and systemic corrective actions of any safety incidents that may occur.

In response to the emergence of COVID-19 in early 2020, we implemented a proactive internal procedure and complied with local, federal and international governmental guidance that has enabled us to operate safely. Each of our facilities globally continues to adhere to these practices, and we have also adjusted our remote worker safety procedures to ensure that remote employees are better integrated into our safety and health systems.

An engaged, innovative, skilled, and collaborative workforce is critical to our continued leadership in the advanced composites industry. We operate globally under policies and programs that provide competitive wages, benefits, and terms of employment. We are committed to efforts to increase diversity and foster an inclusive work environment that supports our global workforce through recruiting efforts, equitable compensation policies, and educational workshops to promote a positive and collaborative culture. Our diversity recruitment efforts include targeted university recruitment and attendance at conferences promoting racial and gender diversity in engineering, which have historically been a source of candidates for our summer internship program.

Employee levels are managed to align with business demand and management believes it currently has sufficient human capital to operate its business successfully. As of December 31, 2020, we employed 4,647 full-time employees and contract workers: 2,312 in the United States and 2,335 in other countries. We employ a minimal number of contract workers. Approximately 25% of employees in the United States and the majority of those in Europe are represented by collective bargaining agreements. We believe that our relations with employees, unions and works’ councils are good. The total number of full-time employees and contract workers as of December 31, 2019 and 2018 was 6,977 and 6,626, respectively.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations with regard to the build rate of the Boeing 737 MAX following its return to service and the related impact on our revenues (e) expectations with regard to the timing of inventory de-stocking related to a decrease in customer demand caused by the COVID-19 pandemic; (f) expectations of composite content on new commercial aircraft programs and our share of those requirements; (g) expectations regarding revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (h) expectations regarding sales for wind energy, recreation, automotive and other industrial applications; (i) expectations regarding working capital trends and expenditures and inventory levels; (j) expectations as to the level of capital expenditures and when we will complete the construction of capacity expansions and qualification of new products; (k) expectations regarding our ability to maintain and improve margins in view of the prevailing economic environment; (l) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations or government policies; (m) our projections regarding our tax rate; (n) expectations with regard to the continued impact of the COVID-19 pandemic on worldwide air travel and aircraft programs, as well as on our customers and suppliers and, in turn, on our operations and financial results; and (o) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2021 and beyond. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: the impact of the COVID-19 pandemic (including continued disruption in global financial markets, ongoing restrictions on movement and travel, employee absenteeism and reduced consumer demand for air travel) on the operations, business and financial condition of Hexcel and its customers and suppliers, reductions in sales to any significant customers, particularly Airbus or Boeing, including reduction in revenue related to the timing of ramp-up of production of the Boeing 737 MAX, as well as due to the impact of the COVID-19 pandemic; our ability to effectively adjust production and inventory levels to align with reduced demand; inability to effectively motivate, retain and hire necessary workforce; our ability to successfully implement or realize our business strategies, plans and objectives of management, including any restructuring or alignment activities in which we may engage; timing of inventory de-stocking caused by the COVID-19 pandemic; changes in sales mix; changes in current pricing and cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; availability and cost of raw materials and supply chain disruptions; our ability to install, staff and qualify necessary capacity or complete planned manufacturing improvements to meet customer demand; cybersecurity breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions; including, but not limited to, the effect of change in global trade policies and the impact of the exit of the U.K. from the European Union; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions, compliance with environmental, health, safety and other related laws and regulations; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports, we file with the SEC. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of this report. We do not undertake any obligation to update our forward-looking statements or risk factors to reflect future events or circumstances, except as otherwise required by law.

ITEM 1A. Risk Factors

You should consider carefully the following risk factors and all other information contained in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business financial condition results of operations and cash flows.

Risks Related to the COVID-19 Pandemic

Our business has been and will continue to be adversely affected by the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.

  In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. The COVID-19 pandemic has created significant uncertainty and economic disruption and has negatively affected the business and results of operations for the Company.  We have taken steps to align our business with the unfavorable economic conditions, including headcount reductions, reductions in employee hours, and/or furloughs, at many of our sites. Given the ongoing and dynamic nature of the pandemic, it is difficult to predict the full extent of the adverse impact of the COVID-19 pandemic on our business, and there is no guarantee our efforts to address the adverse impacts of COVID-19 will be effective.

We have experienced lower demand and operational interruptions as a result of COVID-19, including the temporary suspension of operations due to the inability to staff facilities or government-imposed restrictions, which has had an adverse effect on the productivity and profitability of such manufacturing facilities, and in turn an adverse effect on our business and operations.  While most of our manufacturing sites are currently in operation, we have reduced or furloughed certain operations in response to government measures, employee welfare concerns and the impact of COVID-19 on the global demand and supply chain. Our manufacturing operations may be further adversely affected by impacts from COVID-19 including, among other things, additional government actions and other responsive measures, further decreases in demand and/or deeper supply chain disruptions, and health and availability of essential onsite personnel.  To comply with local regulations and ensure workplace safety, enhanced cleaning and sanitation procedures and protocols for the use of personal protective equipment have been instituted, as well as work cell zoning to ensure social distancing, for those sites that remain operational.

We are heavily dependent on sales to customers in the aerospace industry, which has been materially negatively impacted by the COVID-19 pandemic. Approximately 55% of our sales for fiscal year ended December 31, 2020 were derived from sales to Commercial Aerospace customers, which included 84% from Airbus and Boeing aircraft, and 16% from regional and business aircraft. Current travel restrictions, as well as changes in the propensity for the general public to travel by air as a result of the COVID-19 pandemic, have caused reductions in demand for commercial aircraft, which has had an adverse impact our sales and operating results and may continue to do so for an extended period of time. While we are unable to predict the magnitude and duration of such and impact at this time, the further loss of, or significant reduction in, purchases by Airbus or Boeing will materially impair our business, operating results, prospects, and financial condition.

Furthermore, the COVID-19 pandemic has resulted in market volatility, which has caused a significant decline in our stock price, subjecting us to increased takeover risk, impaired our ability to declare dividends or other distributions and conduct share buybacks, and may impact our ability to comply with the covenants contained in the agreements that govern our indebtedness and raise additional funds when and as needed. We may also incur additional costs to remedy damages caused by business disruptions, performance delays or interruptions, payment defaults or bankruptcy of our third-party customers and suppliers, which could lead to additional charges, impairments, and other adverse financial impacts.

We cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact our business, results, and financial condition, which will depend on many factors that are not known at this time, as the situation is unprecedented and continues to evolve. These include, among others, the extent of harm to public health, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the emergence of new variants of COVID-19, some of which may be more transmissible or virulent than the initial strain, and the availability and distribution of effective vaccines and medical treatments, further disruption to the manufacturing of and demand for our products, our ability to effectively manage inventory levels and adjust our production schedules to align with changing demand, potential future restructuring actions, impairments and other charges, the impact of the global business and economic environment on liquidity and the availability of capital, the costs incurred to keep our employees safe while maintaining continued operations, and our ability to effectively motivate and retain the necessary workforce. We are staying in close communication with our manufacturing facilities, employees, customers, and suppliers, and acting to mitigate the impact of this dynamic and evolving situation through cost-savings and other measures, which may not be successful and are subject to the factors described above, many of which are uncertain or outside of our control.  Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact, including the current recession and the impact on air travel.

In addition to the foregoing, many of the risk factors disclosed in this Annual Report on Form 10-K have been, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

Risks Related to Our Strategy

The markets in which we operate can be cyclical, and downturns in them may adversely affect the results of our operations.

Some of the markets in which we operate have been, to varying degrees, cyclical and have experienced downturns. A downturn in these markets could occur at any time as a result of events that are industry specific or macroeconomic, such as the COVID-19 pandemic, and in the event of an economic downturn, including the current recession, we have no way of knowing if, when and to what extent there might be a recovery. Any deterioration in any of the cyclical markets we serve could adversely affect our financial performance and operating results, as occurred during 2020 with respect to the aerospace industry.

At December 31, 2020, Airbus and Boeing had a combined backlog of 12,181 aircraft, which represents multiple years of production. To the extent any significant deferrals, cancellations, or reduction in demand results in decreased aircraft build rates, including as a result of the continued impact of the COVID-19 pandemic, it would reduce sales for our Commercial Aerospace products and as a result reduce our operating income. Approximately 55% of our sales for 2020 were derived from sales to the Commercial Aerospace industry, which includes 84% from Airbus and Boeing aircraft and 16% from regional and business aircraft. Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including delays in the startup or ramp-up of new programs, suspension or discontinuation of current programs, such as the suspension of production of the Boeing 737 MAX in 2020, changes in the propensity for the general public to travel by air (including as a result of terrorist events and any subsequent military response or a public health crisis, such as the COVID-19 pandemic), a significant change in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases, inventory corrections or disruptions throughout the supply chain and slower macroeconomic growth. During 2020, due to the impact of the COVID-19 pandemic on the aerospace industry, we experienced a material decrease in demand resulting in order cancellations and deferrals from our Commercial Aerospace customers, which resulted in decreased sales for our Commercial Aerospace products and reduced operating income for the year ended December 31, 2020. To the extent significant reductions in demand continue to occur it would have further negative impact on our sales.

Our content on the A350 is approximately $4.8 million per plane and it is our largest program. Both Airbus and Boeing have experienced various delays in the start and ramp up of several aircraft programs, including the A380, B787, B747-8, A400M, A350 and B777X. In the past, these have delayed our expected growth, or our effective utilization of capacity installed for such growth. Future delays, or production cuts arising from the impact of the COVID-19 pandemic, future pandemics or other macro-economic factors in these or other major new customer programs could similarly impact our results.

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

A significant decline in business with Airbus, Boeing, or other significant customers could materially impact our business, operating results, prospects, and financial condition.

We have concentrated customers in the Commercial Aerospace and the Space & Defense markets. In the Commercial Aerospace market, approximately 84%, and in the Space & Defense market, approximately 20%, of our 2020 sales were made to Airbus and Boeing and their related subcontractors. For the years ended December 31, 2020 and December 31, 2019, approximately 33% and 39% of our total consolidated sales, respectively, were to Airbus, and its related subcontractors and approximately 19% and 25% of our total consolidated sales, respectively, were to Boeing and its related subcontractors. Significant changes in the demand for our customers’ end products, program delays, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. The loss of, or significant reduction in, purchases by Airbus or Boeing or any of our other significant customers could materially impair our business, operating results, prospects and financial condition. The level of purchases by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, disruptions in deliveries, business disruptions, strikes and other factors, including the recent grounding of the Boeing 737 MAX by the Federal Aviation Administration and other regulators, which resulted in a suspension of production in January 2020, and the effects of the COVID-19 pandemic on air travel and general economic conditions. Further delays in the production ramp-up of the Boeing 737 MAX, and the continued impacts of the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Reductions in space and defense spending could result in a decline in our sales.

Space and defense production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow and the increased demand for composite-intensive programs may not continue. In addition, the production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 30% of our sales in 2020 were to the Space & Defense market of which approximately 77% were related to military programs in the United States and other countries. In addition to normal business risks, our indirect supply of products to the U.S. government is subject to unique risks largely beyond our control. Department of Defense budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the new Biden Administration or otherwise, the U.S. government’s budget deficits, spending priorities (e.g., allocating more spending to combat the effects of the COVID-19 pandemic), the cost of sustaining the U.S. military presence internationally and possible political pressure to reduce military spending, each of which could cause the Department of Defense budget to remain unchanged or to decline.

If we fail to comply with government procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, including the government security requirements and additional government export control laws and regulations. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions or suspension or debarment from contracting with the U.S. government.

If we are unable to develop new products on a timely basis, it could adversely affect our business and prospects.

We believe that our future success depends, in part, on our ability to develop, on a timely basis, technologically advanced products that meet or exceed current industry standards. Although we believe we have certain technological and other advantages over our competitors, maintaining such advantages will require us to continue investing in research and development and sales and marketing. There can be no assurance that we will be able to make the technological advances necessary to maintain such competitive advantages or that we can recover major research and development expenses.

Acquisitions, divestitures, mergers, business combinations or joint ventures may entail certain operational and financial risks.

Over the past several years, we have completed strategic acquisitions of complementary manufacturing companies, as well as strategic investments in companies. We expect to continue to explore complementary mergers, acquisitions, investments and joint ventures and may also pursue divestures of business lines or investments that do not fit with our core strategy. We may also engage in further vertical integration. We may face competition for attractive targets and may not be able to source appropriate acquisition targets at prices acceptable to us, if at all. In addition, these types of transactions may require significant liquidity, which may not be available on terms favorable to us, or at all.

We cannot provide any assurance that we will realize the intended benefits from any such transactions. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Even if successfully integrated, the acquired business may not achieve the results we expect or produce expected benefits in the time frame planned.

Risks Related to Our Operations

Our operations would be adversely affected by a shortage of trained personnel or work stoppages.

Our business has historically been dependent on a highly trained workforce because of the complex nature of our products. Furthermore, as of December 31, 2020, approximately 25% of employees in the United States and the majority of those in Europe were represented by collective bargaining agreements. Since April 2020, we have furloughed or eliminated a significant portion of our skilled workforce as a result of the impact that the COVID-19 pandemic has had on our customer demand. If the demand for trained personnel returns to pre-COVID-19 levels, and we are unable to quickly reassemble our workforce and subsequently retain a sufficient number of trained personnel, or we experience a significant or prolonged work stoppage in such an environment, our ability to secure new business and our results of operations and financial condition could be adversely affected.

We have engaged in restructuring and alignment activities from time to time and there can be no assurance that our efforts will have the intended effects.

From time to time, we have responded to changes in our industry and the markets we serve, or other changes in our business, by restructuring or aligning our operations. In 2020, in an effort to mitigate the effects of the COVID-19 pandemic, we took certain actions to align our costs with decreased sales and to preserve liquidity, including eliminating approximately 35% of our global headcount costs, curtailing discretionary spending, and suspending dividend payments and stock repurchases.  In November 2020, we closed our wind energy prepreg production facility in Windsor, Colorado to align with decreased production demand.  Due to necessary cost reduction measures or changes in the industry and markets in which we compete, we may decide to implement restructuring or alignment activities in the future, such as closing plants or making additions, reductions or other changes to our management or workforce. These restructuring and/or alignment activities generally result in charges and expenditures that may adversely affect our financial results for one or more periods.  Restructuring and/or alignment activities can also create unanticipated consequences, such as instability or distraction among our workforce, and we cannot provide any assurance that any restructuring or alignment efforts that we undertake will be successful. A variety of risks could cause us not to realize expected cost savings, including, among others: (a) higher than expected severance costs related to headcount reductions; (b) higher than expected costs of closing plants; (c) incurring costs to hire new employees or delays or difficulty hiring the employees needed; and (d) delays in the anticipated timing of activities related to our cost-saving plan.  If we are unable to align our operations in light of evolving market conditions, it could have an adverse effect on our business, financial condition, results of operations, and cash flows.

A decrease in supply, interruptions at key facilities or an increase in cost of raw materials could result in a material decline in our profitability.

Our profitability depends largely on the price and continuity of supply of raw materials, which may be supplied through a sole source or a limited number of sources. We purchase large volumes of raw materials, such as epoxy and phenolic resins, acrylonitrile, carbon fiber, fiberglass yarn, aluminum foil and aramid paper. Any restrictions on the supply, or an increase in the cost, of our raw materials could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of these raw materials by long-term purchase agreements, productivity improvements, hedging or by-passing cost increases to our customers may not be successful.

The occurrence of material operational problems or interruptions, including but not limited to, a result of the failure of key equipment, the effects of natural disasters, the continued impact of the COVID-19 pandemic, the inability to install, staff and/or qualify necessary capacity, the failure to achieve planned manufacturing improvements, or any other inability to meet customer specifications, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, and could have a material effect on the Company as a whole.

We have substantial international operations subject to uncertainties which could affect our operating results.

We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. In 2020, 47% of our production and 53% of our customer sales occurred outside of the United States. Additionally, we have invested significant resources in our international operations, and we intend to continue to make such investments in the future. Our international operations are subject to numerous risks, including: (a) general economic, political, legal, social and health conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy, such as the impact of a public health crisis, including the COVID-19 pandemic, on employees and the global economy; (b) the difficulty of enforcing agreements and collecting receivables through some foreign legal systems; (c) foreign customers may have longer payment cycles than customers in the United States; (d) cost of compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology; (e) loss of sales to international customers, including those located in China and Russia, as a result of more stringent trade control laws in the United States; (f) tax rates may vary and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions; (g) governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including, but not limited to, resulting from the exit of the U.K. from the European Union; and (h) the potential difficulty in enforcing our intellectual property rights in some foreign countries, and the potential for the intellectual property rights of others to affect our ability to sell product in certain markets. Any one of these could adversely affect our financial condition and results of operations. With respect to tariffs, implementation of new tariff schemes by various governments, such as those implemented by the United States and China in recent years, could potentially increase the costs of our materials, increase our cost of production, and ultimately increase the landed cost of our products sold from one country into another country. In addition, a significant portion of the 53% of our customer sales that occurred outside of the United States in 2020 occurred in the U.K. and the European Union.  We have production facilities within the U.K. that supply customers in the European Union and customers within the U.K. that are supplied by most of the production facilities in the European Union, and any future tariffs or other disruptions to these trade flows related to the exit of the U.K. from the European Union could negatively impact our business. Although the U.K. and the European Union reached a trade agreement, removing a degree of uncertainty and financial risk, the details and overall impact on our U.K. business and other business is still being assessed.  The new trading relationship between the U.K. and European Union will likely result in increased costs of goods imported and exported between the U.K. and European Union, together with potential delays arising from the increase of formalities.  There will also likely be additional costs arising between the U.K. and other countries where there is no current trade agreement in place. Our ability to increase pricing of our products in light of increased costs is uncertain and, to the extent we are unable to fully do so, our profitability will decline. Other potential adverse consequences of the exit of the U.K. from the European Union include global market uncertainty, volatility in currency exchange rates, and increased regulatory complexities.

Fluctuations in currency exchange rates may influence the profitability and cash flows of our business. For example, most of our European operations sell a majority of the products they produce in U.S. dollars, yet the labor, overhead costs and portions of material costs incurred in the manufacture of those products are primarily denominated in Euros, British pound sterling or U.S. dollars. As a result, the local currency margins of goods manufactured with costs denominated in local currency, yet sold in U.S. dollars, will vary with fluctuations in currency exchange rates, reducing when the U.S. dollar weakens against the Euro and British pound sterling. In addition, the reported U.S. dollar value of the local currency financial statements of our foreign subsidiaries will vary with fluctuations in currency exchange rates. While we enter into currency hedge agreements from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures, and our earnings are impacted by changes in currency exchange rates.

We currently do not have political risk insurance in the countries in which we conduct business. While we carefully consider these risks when evaluating our international operations, we cannot provide assurance that we will not be materially adversely affected as a result of such risks.

We could be adversely affected by environmental and safety requirements.

Our operations require the handling, use, storage, transport and disposal of certain regulated materials and wastes. As a result, we are subject to various laws and regulations pertaining to pollution and protection of the environment, health, and safety. These requirements govern, among other things, emissions to air, discharge to waters, the generation, handling, storage, transport, treatment and disposal of regulated materials and waste, and remediation of contaminated sites. We have made, and will continue to make, capital and other expenditures in order to comply with these laws and regulations. These laws and regulations are complex, change frequently and could become more stringent in the future.

We have been named as a “potentially responsible party” under Superfund or similar state laws at our former and current sites requiring clean up. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances liability may be joint and several, resulting in one responsible party being held responsible for the entire cleanup obligation. Liability may also include damages to natural resources. We have incurred and likely will continue to incur expenses to investigate and clean up certain of our existing and former facilities, for which we believe we have adequate reserves. The ongoing operation of our manufacturing plants also entails environmental risks, and we may incur material costs or liabilities in the future that could adversely affect us. Although most of our properties have been the subject of environmental site assessments, there can be no assurance that all potential instances of soil and groundwater contamination have been identified, even at those sites where assessments have been conducted. Accordingly, we may discover previously unknown environmental conditions and the cost of remediating such conditions may be material. See “Legal Proceedings” below and Note 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In addition, we may be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response. In particular, climate change is receiving increased attention worldwide, which presents both risks and opportunities for our businesses as legislative and regulatory efforts to limit greenhouse gas emissions increase.  Our manufacturing plants use energy, including electricity and natural gas, and some of our plants emit amounts of greenhouse gases that may in the future be affected by these legislative and regulatory efforts. Potential consequences could include increased energy, transportation and raw material costs and may require the Company to make additional investments in its facilities and equipment, increase our expenditures or limit our ability to grow. In addition, our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment, which could limit our ability to grow and otherwise adversely affect our results of operations.

Our business and operations may be adversely affected by cybersecurity breaches or other information technology system or network intrusions.

We depend heavily on information technology and computerized systems to communicate and operate effectively. We store sensitive data including proprietary business information, intellectual property and confidential employee or other personal data on our servers and databases. From time to time, we experience cyberattacks on our information technology systems, and attempts by others to gain unauthorized access to our information technology system have become more sophisticated. These attempts, which might be related to industrial or foreign government espionage, activism, or other motivations, include covertly introducing malware to our computers and networks, performing reconnaissance, impersonating authorized users, and stealing, corrupting, or restricting our access to data, among other activities. We continue to update our infrastructure, security tools, employee training and processes to protect against security incidents, including both external and internal threats, and to prevent their occurrence or recurrence. While Company personnel have been tasked to detect and investigate such incidents, future cybersecurity attacks could still occur and may lead to potential data corruption or loss of data and exposure of proprietary and confidential information, disruptions in critical systems and theft of data, funds, or intellectual property. The unauthorized use of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. Any intrusion may also cause operational stoppages or result in fines, penalties, litigation or governmental investigations and proceedings, diminished competitive advantages through reputational damages and increased operational costs. Additionally, we may incur additional costs to comply with our customers’, including the U.S. government’s, increased cybersecurity protections and standards.

Risks Related to Our Common Stock

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could discourage lawsuits against the Company and our directors and officers.

Our amended and restated bylaws provide to the fullest extent permitted by law that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our restated certificate of incorporation, as amended, or amended and restated bylaws, or any action asserting a claim governed by the internal affairs doctrine of the State of Delaware.

To the fullest extent permitted by law, this exclusive forum provision applies to state and federal law claims, including claims under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, although the Company will not be deemed to have waived its compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find the exclusive forum provision contained in the amended and restated bylaws to be inapplicable or unenforceable.

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with the Company or our directors or officers, which may discourage such lawsuits against the Company and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.

 The short-term rights agreement that we entered into in 2020 could discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.

On April 6, 2020, our board of directors declared a dividend of one right for each outstanding share of the Company’s common stock and adopted a stockholder rights plan, as set forth in the rights agreement. The stockholder rights plan was adopted in response to the extraordinary business and market dislocations resulting from the COVID-19 pandemic and the actions taken to contain it, as well as the termination of the Company’s previously announced merger of equals with Woodward, Inc. The stockholder rights plan was not adopted in response to any specific takeover bid or other proposal to acquire control of the Company. In general, the rights agreement works by imposing a significant penalty upon any person or group that acquires 15% or more of the Company’s outstanding common stock without the approval of the board of directors. The rights agreement is intended to deter any person or group from triggering the rights without such acquisition first being approved by the board of directors. If triggered by an acquiring person, the provisions of the rights agreement, among other things, will substantially dilute the equity and voting interests of any potential acquiring person unless the board of directors approves the acquisition, and may have the effect of delaying, discouraging, or preventing a change in control that might otherwise be beneficial to stockholders and might adversely affect the market price of our common stock. The rights agreement will expire on April 6, 2021.

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

Manufacturing Facilities

Facility Location	Segment	Principal Products
United States:
Amesbury, Massachusetts	Engineered Products	Microwave and RF absorbing composite materials
Burlington, Washington	Engineered Products	Engineered Honeycomb Parts
Casa Grande, Arizona	Composite Materials	Honeycomb and Honeycomb Parts
Decatur, Alabama	Composite Materials	PAN Precursor (used to produce Carbon Fibers)
Kent, Washington	Engineered Products	Composite structures
Pottsville, Pennsylvania	Engineered Products	Engineered Honeycomb Parts
Salt Lake City, Utah	Composite Materials	Carbon Fibers; Prepregs
Seguin, Texas	Composite Materials	Industrial Fabrics; Specialty Reinforcements
South Windsor, Connecticut	Engineered Products	3D printed parts

International:
Casablanca, Morocco	Engineered Products	Engineered Honeycomb Parts
Dagneux, France	Composite Materials	Prepregs
Duxford, England	Composite Materials	Prepregs; Adhesives; Honeycomb and Honeycomb Parts
Illescas, Spain	Composite Materials	Carbon Fibers
Leicester, England	Composite Materials	Lightweight Multiaxials Fabrics
Les Avenières, France	Composite Materials	Industrial Fabrics; Specialty Reinforcements
Nantes, France	Composite Materials	Prepreg staging & warehousing
Neumarkt, Austria	Composite Materials	Prepregs
Parla, Spain	Composite Materials	Prepregs
Roussillon, France	Composite Materials	PAN Precursor and Carbon Fibers
Stade, Germany	Composite Materials	Prepregs
Tianjin, China	Composite Materials	Prepregs
Vert-le-Petit, France	Composite Materials	Pultruded profiles; Prepregs and Adhesives
Welkenraedt, Belgium	Engineered Products	Engineered Honeycomb Parts

We lease the land and buildings in Nantes, France; Amesbury, Massachusetts; and South Windsor, Connecticut, and the land on which the Tianjin, China; Burlington, Washington and Roussillon, France facilities are located. We also lease portions of the facilities located in Casa Grande, Arizona; Pottsville, Pennsylvania; Parla, Spain; and Leicester, England. In early November 2020 we closed our wind energy prepreg production facility in Windsor, Colorado and the plant is currently held for sale. We own all other remaining facilities. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 6 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

The information required by Item 3 is contained within Note 15 on pages 74 through 75 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. Mine Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hexcel common stock is traded on the New York Stock Exchange under the symbol HXL.

During 2020, 2019 and 2018 the Company repurchased a total of $25 million, $143 million, and $358 million of shares, respectively. In response to the COVID-19 pandemic, in April 2020, we announced that we have suspended our dividend payments and stock repurchases.

On January 29, 2021, there were 463 holders of record of our common stock.

ITEM 6. Selected Financial Data

The information required by Item 6 is contained on page 29 of this Annual Report on Form 10-K under the caption “Selected Financial Data” and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 30 to 38 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 38 to 40 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 41 to 81 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Reports of Independent Registered Public Accounting Firm are contained on page 43 to 45 of this Annual Report on Form 10-K under the captions “Reports of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2020 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting is contained on page 42 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be incorporated by reference to the Company’s definitive proxy statement, in accordance with Instruction G(3) to Form 10-K, to be filed with the SEC no later than 120 days after the end of the Company’s fiscal year.

ITEM 11. Executive Compensation

The information required by Item 11 will be incorporated by reference to the Company’s definitive proxy statement, in accordance with Instruction G(3) to Form 10-K, to be filed with the SEC no later than 120 days after the end of the Company’s fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be incorporated by reference to the Company’s definitive proxy statement, in accordance with Instruction G(3) to Form 10-K, to be filed with the SEC no later than 120 days after the end of the Company’s fiscal year.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be incorporated by reference to the Company’s definitive proxy statement, in accordance with Instruction G(3) to Form 10-K, to be filed with the SEC no later than 120 days after the end of the Company’s fiscal year.

ITEM 14. Principal Accountant Fees and Services

The information required by Item 14 will be incorporated by reference to the Company’s definitive proxy statement, in accordance with Instruction G(3) to Form 10-K, to be filed with the SEC no later than 120 days after the end of the Company’s fiscal year.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for each of the three years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2020, 2019 and 2018

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedule for the three years ended December 31, 2020, 2019 and 2018:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

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

3.3	Amended and Restated Bylaws of Hexcel Corporation (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated September 23, 2014).

3.4

Certificate of Designations of Series A Junior Participating Preferred Stock of Hexcel Corporation, as filed with the Secretary of the State of Delaware on April 6, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 6, 2020).

4.1

Indenture, dated as of August 3, 2015, between Hexcel Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 3, 2015).

4.2

First Supplemental Indenture, dated as of August 3, 2015, between Hexcel Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 3, 2015).

4.3

Second Supplemental Indenture, dated as of February 16, 2017, between Hexcel Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 16, 2017).

4.4	Form of Note for 4.700% Senior Notes due 2025 (incorporated herein by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 3, 2015).

4.5	Form of Note for 3.950% Senior Notes due 2027 (incorporated herein by reference to Exhibit A of Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 16, 2017).

4.6	Description of Hexcel Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.7

 Rights Agreement, dated as of April 6, 2020, between Hexcel Corporation and American Stock Transfer & Trust Company, LLC, which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 6, 2020).

10.1**

Credit Agreement, dated as of June 20, 2019, by and among Hexcel Corporation, as borrower, the lenders party thereto, Citizens Bank, N.A., as agent for the lenders, Citizens Bank, N.A., BofA Securities, Inc., TD Bank, N.A. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, Bank of America, N.A., TD Bank N.A., and Wells Fargo Bank, National Association, as syndication agents, and Goldman Sachs Bank USA, HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, SunTrust Bank and U.S. Bank National Association, as co-documentation agents (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2019).

10.2

First Amendment to Credit Agreement, dated as of September 28, 2020, by and among Hexcel Corporation, the lenders party thereto, and Citizens Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2020).

10.3

Second Amendment to Credit Agreement, dated as of January 28, 2021, by and among Hexcel Corporation, the lenders party thereto, and Citizens Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 28, 2021).

10.4

Mutual Termination Agreement, dated as of April 5, 2020, between Hexcel Corporation, Woodward, Inc. and Genesis Merger Sub, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2020).

10.5*	Hexcel Corporation 2013 Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2019).

10.6*

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

10.8*	Form of Employee Option Agreement (2014 - 2017) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.9*	Form of Employee Option Agreement (2012 and 2013) (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.10*

Form of Restricted Stock Unit Agreement for Executive Officers (2020) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.11*

Form of Performance Based Award Agreement for Executive Officers (2020) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.12*	Form of Option Agreement for Executive Officers (2020) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.13*

Form of Restricted Stock Unit Agreement for Non-U.S. Executive Officers (2020) (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.14*

Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2020) (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.15*

Form of Option Agreement for Non-U.S. Executive Officers (2020) (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.16*	Form of Restricted Stock Unit Agreement for Executive Officers (2021).

10.17*	Form of Performance Based Award Agreement for Executive Officers (2021).

10.18*	Form of Option Agreement for Executive Officers (2021).

10.19*	Form of Restricted Stock Unit Agreement for Non-U.S. Executive Officers (2021).

10.20*	Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2021).

10.21*	Form of Option Agreement for Non-U.S. Executive Officers (2021).

10.22*	Restricted Stock Unit Agreement between Hexcel Corporation and Thierry Merlot (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2019).

10.23*

Form of Restricted Stock Unit Agreement, dated February 6, 2020, entered into between Hexcel Corporation and each of Brett Schneider and Colleen Pritchett (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.24*

Hexcel Corporation Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, Amended and Restated as of December 31, 2008 (incorporated herein by reference to Exhibit 99.14 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.25*	Amendment No. 1 dated May 6, 2020 to Hexcel Corporation Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, Amended and Restated as of December 31, 2008.

10.26*	Amendment No. 2 dated January 1, 2021 to Hexcel Corporation Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, Amended and Restated as of December 31, 2008.

10.27*

Offer of Employment between Hexcel Corporation and Nick L. Stanage dated July 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.28*

Amendment to the Offer of Employment Letter dated July 22, 2013 between Hexcel Corporation and Nick L. Stanage, dated June 1, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.29*

Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 28, 2009).

10.30*	Amendment No. 1 to the Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation, effective January 1, 2021.

10.31*	Hexcel Corporation Executive Severance Policy (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.32*

Form of Officer Severance Agreement entered into between Hexcel Corporation and each of Patrick Winterlich and Gail Lehman, dated October 2, 2017 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 6, 2017).

10.33*

Form of Officer Severance Agreement entered into between Hexcel Corporation and Brett Schneider dated October 2, 2017 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 6, 2017).

10.34*

Amended and Restated Executive Severance Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2008 (incorporated herein by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K dated January 7, 2009).

10.35*

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 7, 2008).

10.36*	Amendment No. 1 to the Amended and Restated Executive Deferred Compensation Agreement, dated December 31, 2007, between Hexcel Corporation and Robert G. Hennemuth, effective January 1, 2021.

10.37*

Amendment to the Officer Severance Agreement, dated October 2, 2017, between Hexcel Corporation and Patrick Winterlich, dated June 1, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.38*

Amendment to the Officer Severance Agreement, dated October 2, 2017, between Hexcel Corporation and Gail E. Lehman, dated June 1, 2018 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.39*

Amendment to the Amended and Restated Executive Severance Agreement, dated December 31, 2008, between Hexcel Corporation and Robert G. Hennemuth, dated June 1, 2018 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.40*

Form of Officer Severance Agreement entered into between Hexcel Corporation and Colleen Pritchett, dated March 20, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.41*	Director Compensation Program, effective October 31, 2019 (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.42*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.43*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (Annual Grant - 2020) (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.44*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (Retainer - 2020) (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.45*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (Non-Deferred Annual Grant) (incorporated here by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 7, 2020).

10.46*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferred Annual Grant).

10.47*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Non-Deferred Retainer Grant).

10.48*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferred Retainer Grant).

10.49*

Hexcel Corporation 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-211953, filed on June 10, 2016).

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.
*	Indicates management contract or compensatory plan or arrangement.
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

Hexcel Corporation

February 9, 2021	/s/ NICK L. STANAGE
(Date)	Nick L. Stanage
Chairman of the Board of Directors, Chief Executive Officer and President

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Nick L. Stanage, Patrick Winterlich and Gail Lehman, individually, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICK L. STANAGE	Chairman of the Board of Directors,	February 9, 2021
(Nick L. Stanage)	Chief Executive Officer and President
(Principal Executive Officer)

/s/ PATRICK WINTERLICH	Executive Vice President and	February 9, 2021
(Patrick Winterlich)	Chief Financial Officer
(Principal Financial Officer)

/s/ AMY S. EVANS	Senior Vice President,	February 9, 2021
(Amy S. Evans)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ JEFFREY C. CAMPBELL	Director	February 9, 2021
(Jeffrey C. Campbell)

/s/ CYNTHIA M. EGNOTOVICH	Director	February 9, 2021
(Cynthia M. Egnotovich)

/s/ THOMAS A. GENDRON	Director	February 9, 2021
(Thomas A. Gendron)

/s/ JEFFREY A. GRAVES	Director	February 9, 2021
(Jeffrey A. Graves)

/s/ GUY C. HACHEY	Director	February 9, 2021
(Guy C. Hachey)

/s/ MARILYN L. MINUS	Director	February 9, 2021
(Marilyn L. Minus)

/s/ CATHERINE A. SUEVER	Director	February 9, 2021
(Catherine A. Suever)

Selected Financial Data

The following table summarizes selected financial data as of and for the five years ended December 31:

(In millions, except per share data)	2020	2019	2018	2017	2016
Results of Operations:
Net sales	$1,502.4	$2,355.7	$2,189.1	$1,973.3	$2,004.3
Cost of sales	1,262.7	1,715.3	1,608.3	1,421.5	1,439.7
Gross margin	239.7	640.4	580.8	551.8	564.6
Selling, general and administrative expenses	121.1	158.7	146.0	151.8	157.6
Research and technology expenses	46.6	56.5	55.9	49.4	46.9
Other operating expense	57.9	-	7.7	-	-
Operating income	14.1	425.2	371.2	350.6	360.1
Interest expense, net	41.8	45.5	37.7	27.4	22.1
Non-operating expense, net	—	—	—	—	0.4
(Loss) income before income taxes and equity in earnings	(27.7)	379.7	333.5	323.2	337.6
Income tax (benefit) expense	(61.0)	76.8	62.5	42.5	90.3
Income before equity in earnings	33.3	302.9	271.0	280.7	247.3
(Loss) equity in earnings from affiliated companies	(1.6)	3.7	5.6	3.3	2.5
Net income	$31.7	$306.6	$276.6	$284.0	$249.8
Basic net income per common share	$0.38	$3.61	$3.15	$3.13	$2.69
Diluted net income per common share	$0.38	$3.57	$3.11	$3.09	$2.65
Weighted-average shares outstanding:
Basic	83.8	84.9	87.9	90.6	92.8
Diluted	84.0	85.8	89.0	91.9	94.2
Financial Position:
Total assets	$2,917.8	$3,128.6	$2,824.1	$2,780.9	$2,400.6
Working capital	$352.8	$382.3	$349.1	$394.6	$335.1
Long-term notes payable and finance lease obligations	$925.5	$1,050.6	$947.4	$805.6	$684.4
Dividends per share of common stock	$0.17	$0.64	$0.55	$0.47	$0.44
Stockholders’ equity	$1,510.2	$1,446.1	$1,322.0	$1,495.1	$1,244.9
Other Data:
Depreciation and amortization	$140.9	$141.7	$123.1	$104.5	$93.3
Accrual basis capital expenditures	$42.5	$191.0	$179.1	$284.4	$320.2
Shares outstanding at year-end, less treasury stock	83.6	83.6	84.8	89.6	91.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management’s discussion and analysis of the Company’s financial condition and results of operations for the year ended December 31, 2020, and comparison to the year ended December 31, 2019 when relevant.

On January 12, 2020, we announced that we had entered into an agreement and plan of merger (the “Merger Agreement”) with Woodward, Inc. (“Woodward”), which provided for the combination of Hexcel and Woodward in an all-stock merger of equals. In response to the impact of the COVID-19 pandemic, on April 5, 2020, Hexcel and Woodward entered into an agreement to terminate the Merger Agreement.

For discussion and analysis of financial condition and results of operations for 2019 compared to 2018 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K, filed with the SEC on February 18, 2020, which is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

	For the Years Ended December 31,
(In millions, except per share data)	2020	2019
Net sales	$1,502.4	$2,355.7
Gross margin %	16.0%	27.2%
Other operating expense	$57.9	$—
Operating income	$14.1	$425.2
Operating income %	0.9%	18.0%
Interest expense, net	$41.8	$45.5
Income tax (benefit) expense	$(61.0)	$76.8
(Loss) equity in earnings from affiliated companies	$(1.6)	$3.7
Net income	$31.7	$306.6
Diluted net income per common share	$0.38	$3.57

Reconciliations to adjusted operating income, adjusted net income, adjusted diluted net income per share and free cash flow are provided below:

	Year Ended December 31,
(In millions)	2020	2019
GAAP operating income	$14.1	$425.2
Other operating expense (1)	57.9	—
Adjusted operating income (Non-GAAP)	$72.0	$425.2

	Year Ended December 31,
	2020		2019
(In millions, except per diluted share data)	Net Income	EPS	Net Income	EPS
GAAP net income	$31.7	$0.38	$306.6	$3.57
Restructuring expense (1)	32.1	0.38	—	—
Merger expense (1)	11.5	0.14	—	—
Tax benefits (2)	(54.7)	(0.65)	(3.0)	(0.03)
Adjusted net income (Non-GAAP)	$20.6	$0.25	$303.6	$3.54

	Year Ended December 31,
(In millions)	2020	2019
Net cash provided by operating activities	$264.3	$491.1
Less: Capital expenditures	(50.6)	(204.1)
Free cash flow (Non-GAAP)	$213.7	$287.0

(1)

The year ended December 31, 2020 includes severance and other costs related to global restructuring efforts as well as expenses related to the terminated Woodward merger. The reconciliation to Non-GAAP Net Income shows these amounts net of tax.

(2)	The years ended December 31, 2020 and December 31, 2019 include a tax benefit primarily due to the release of a valuation allowance in a foreign jurisdiction.

The Company uses non-GAAP financial measures, including sales and expenses measured in constant dollars (prior year sales and expenses measured at current year exchange rates); operating income, net income and earnings per share adjusted for items included in operating expense and non-operating expenses; the effective tax rate adjusted for certain out of period items; and free cash flow. Management believes these non-GAAP measures are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods. These adjustments can represent significant charges or credits that we believe are important to an understanding of Hexcel’s overall operating results in the periods presented. Such non-GAAP measurements are not determined in accordance with generally accepted accounting principles and should not be viewed in isolation or as an alternative to or substitute for GAAP measures of performance.  Our calculation of these measures may not be comparable to similarly titled measures used by other companies, and the measures exclude financial information that some may consider important in evaluating our performance.

Business Trends

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments, and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

Our company is a sole provider for many programs, including critical defense programs. We are operating consistently with national, state, and local guidelines. Notwithstanding our continued operations, COVID-19 has had and may have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our margins, even after the preventative and precautionary measures that we, other businesses, and governments, are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets globally. The resulting economic downturn has, and could for an extended period, adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services, and raw materials. The progression of the pandemic could also continue to negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

The Company had total sales in 2020 of $1.5 billion, a 36.2% (36.3% in constant currency) decrease as compared to 2019. Commercial Aerospace sales decreased 48.5%, Space & Defense sales increased slightly by 0.9% and Industrial sales decreased 26.1% from 2019. The Commercial Aerospace market represents 55% of our sales, followed by Space & Defense at 30% and Industrial at 15%.

•

In 2020, our Commercial Aerospace sales decreased by 48.5% (48.6% in constant currency) compared to 2019, due to significant pandemic-induced production cuts across our major aircraft programs. Sales to Airbus and Boeing and their subcontractors, which comprised 84% of our Commercial Aerospace sales, decreased about 50.9%. Sales across all major programs were down substantially with the largest impact related to the A350. Boeing 737 MAX sales continue to be at a very low level. Build rate reductions driven by the COVID-19 pandemic combined with significant inventory destocking led to the reduced sales levels.

•

Airbus and Boeing combined deliveries in 2020 were 723 aircraft, compared to 1,243 aircraft in 2019, decreasing as certain airlines deferred deliveries during the pandemic and as deliveries of the 737 MAX were halted in March 2019 due to the grounding of the plane by aviation authorities which was lifted in select regions only at the end of 2020. The demand for new commercial aircraft is principally driven by two factors. The first is airline passenger traffic (measured by revenue passenger miles) and the second is the replacement rate for existing aircraft. During 2020, Airbus generated net orders of 268 aircraft whereas net orders were negative for Boeing due to select cancellations of the Boeing 737 MAX, resulting in combined orders for Airbus and Boeing of (203) planes, compared to 822 planes ordered in 2019. Backlog at the end of 2020 was 12,181 planes, which represents multiple years of production.

•

Overall, the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.  The A350 has about 53% composite content by weight. As of December 31, 2020, Airbus has 509 orders in backlog for the A350, which had its first customer delivery in December 2014. The B787 has more than 50% composite content by weight, including composite wings and fuselage, compared to the 11% composite content used in the construction of its B777 aircraft and 6% for the B767 the aircraft it is primarily replacing. The B787 entered into service in 2011. As of December 31, 2020, Boeing had a backlog of 513 orders for its B787 aircraft. Both Airbus and Boeing have introduced new versions of their narrow-body planes that have new composite-rich engines. Airbus’s A320neo had its first customer delivery in January 2016, with 431 planes delivered in 2020 and 5,834 orders in backlog at December 31, 2020. Hexcel’s content on the A320neo is approximately 50% higher than the prior derivative of the A320. The Boeing B737 MAX entered service in 2017 but was grounded in March 2019 and had 3,989 planes in backlog at December 31, 2020. Hexcel’s content on the B737 MAX is approximately 33% higher than the B737.  In November 2018, Airbus announced the first delivery of the A330neo, which had new engines. Airbus delivered 13 A330neo’s in 2020 and at December 31, 2020 had a backlog of 274 planes. The Boeing B777X, a new version of the B777 with composite wings and new composite-rich engines had its first flight in January 2020 and at December 31, 2020 had a backlog of 309 planes.

•

Other commercial aerospace includes regional business and other commercial aircraft sales, which accounted for 16% of Commercial Aerospace sales, decreased approximately 33% compared to 2019, driven by lower business jet sales and the impact of COVID-19.

•

Our Space & Defense sales were up 0.9% (0.6% in constant currency) from 2019. New or retrofit rotorcraft programs have an increased reliance on composite materials. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing for rotorcraft. We are on a wide range of helicopter, military aircraft, and space programs, with the latest programs including the F-35 JSF, V-22 tilt rotor aircraft, Black Hawk and the A400M military transport. The JSF program, which is our largest program represents less than 25% of revenues in this market. No other program accounts for more than 10% of our revenues in this market.

•

Our Industrial sales decreased 26.1% (26.5% in constant currency) from 2019. Industrial sales include wind energy, recreation, transportation, and general industrial applications. Wind energy is the largest submarket making up more than 50% of the Industrial market.  More than 70% of our Industrial sales are outside of the U.S. Wind energy sales experienced a decline of 28.9% compared to 2019. This reduction reflects a customer demand shift in the U.S. market attributable to the commoditization and outsourcing of blades with a change in technology from prepreg to infusion. As a result of this demand change, Hexcel closed its wind energy prepreg production facility in Windsor, Colorado in early November 2020 that served the U.S. market. The Hexcel wind material prepreg production facility in Austria that serves the European market and the wind material facility in China, that serves the Asian market, continue to operate to produce materials for our wind energy customers.

Results of Operations

We have two reportable segments: Composite Materials and Engineered Products. Although these segments provide customers with different products and services, they often overlap within our three end business markets: Commercial Aerospace, Space & Defense and Industrial. Therefore, we also find it meaningful to evaluate the sales of our segments through the three end business markets. Further discussion and additional financial information about our segments may be found in Note 18 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Sales: Consolidated net sales of $1,502.4 million for 2020 were $853.3 million, or 36.2%, lower than the $2,355.7 million of net sales for 2019. The sales decrease in 2020 was the result of lower demand for our products as a result of a substantial reduction in commercial aerospace original equipment manufacturer build rates combined with a move to reduce inventory throughout our supply chain, particularly carbon fiber. Since the outbreak began, we have seen the impacts of COVID-19 on our markets and operations including significant decreases in air traffic, temporary shutdowns of our customers’ and suppliers’ facilities and decreased demand from our customers.

Composite Materials: Net sales of $1,185.9 million for 2020 decreased 36.3% from 2019. Commercial Aerospace declined 46.4% primarily driven by lower sales across all major programs as build rates decreased significantly compounded by extensive supply chain adjustments in response to the COVID-19 pandemic. Industrial sales decreased 27.0% over 2019. This decrease reflects a customer demand shift in the U.S. market which led Hexcel to close its wind energy prepreg production facility in Windsor, Colorado in November 2020 as well as global production disruptions caused by the pandemic. The 6.4% decline in Space & Defense sales was driven largely by lower military aircraft structure sales outside of the Americas due to pandemic-induced disruptions.

Engineered Products: Net sales of $316.5 million for 2020 decreased $176.1 million, or 35.7% from 2019, driven by lower sales and lower build rates across Commercial Aerospace in response to the COVID-19 pandemic. The growth in Space & Defense is largely attributable to U.S. military helicopter programs.

The following table summarizes net sales to third-party customers by segment and end market in 2020 and 2019:

(In millions)	Commercial Aerospace	Space & Defense	Industrial	Total
2020 Net Sales
Composite Materials	$661.4	$297.9	$226.6	$1,185.9
Engineered Products	160.9	150.6	5.0	316.5
Total	$822.3	$448.5	$231.6	$1,502.4
	55%	30%	15%	100%
2019 Net Sales
Composite Materials	$1,234.6	$318.1	$310.4	$1,863.1
Engineered Products	363.1	126.6	2.9	492.6
Total	$1,597.7	$444.7	$313.3	$2,355.7
	68%	19%	13%	100%

Commercial Aerospace: Net sales to the Commercial Aerospace market decreased $775.4 million or 48.5% to $822.3 million for 2020 as compared to net sales of $1,597.7 million for 2019.

In 2020, sales for Airbus and Boeing aircraft decreased about 50.9% as a result of build rate reductions driven by the COVID-19 pandemic combined with significant inventory destocking. Sales for the regional and business aircraft market decreased 32.5% as compared to 2019, due to significantly lower business jet demand resulting from the impact of COVID-19.

Space & Defense: Net sales of $448.5 million in 2020 were $3.8 million higher than 2019. While 2020 sales for defense platforms were negatively impacted by temporary pandemic-induced disruptions, the overall increase was driven largely by the U.S. military helicopter programs. We are on a wide range of helicopter, military aircraft, and space programs, including the F-35, V-22 tilt rotor aircraft, Black Hawk and the A400M military transport.

Industrial: Net sales of $231.6 million for 2020 decreased by $81.7 million, or 26.1% from 2019. The wind energy submarket sales decreased 28.9% compared to 2019 as a result of a customer demand shift within the US market. As a result of this demand change, Hexcel closed its wind energy prepreg production facility in Windsor, Colorado in November 2020. The Hexcel wind material prepreg production facility in Austria that serves the European market and the wind material facility in China that serves the Asian market continue to operate to produce materials for our wind energy customers. The remainder of the Industrial sales were down 20.9% from 2019 due to production disruptions caused by the pandemic and lower customer demand, specifically in the U.S.

Gross Margin: Gross margin for 2020 was $239.7 million or 16.0% of net sales as compared to $640.4 million or 27.2% of net sales in 2019. The dramatic reduction in demand combined with the unfavorable mix impact of lower carbon fiber sales drove the decline in margin performance in 2020.

Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses for 2020 were $121.1 million or 8.1% of net sales as compared to $158.7 million or 6.7% of net sales for 2019. The decrease in spend in 2020 is due to management’s cost reduction actions which included headcount reductions and minimizing discretionary spending.

Research and Technology (“R&T”) Expenses: R&T expenses for 2020 were $46.6 million or 3.1% of net sales and in 2019 were $56.5 million or 2.4% of net sales.

Other operating expense (income): Other operating expenses of $57.9 million for 2020 primarily included severance costs across a number of facilities, the restructuring charge for the Windsor facility closure and costs related to the terminated merger with Woodward.

Operating Income: Operating income for 2020 was $14.1 million compared with operating income in 2019 of $425.2 million. Operating income as a percent of sales was 0.9% and 18.0% in 2020 and 2019, respectively. Depreciation and amortization expense for 2020 decreased $0.8 million from 2019.

One of the Company’s performance measures is operating income adjusted for other (expense) income, which is a non-GAAP measure. Adjusted operating income for the year ended December 31, 2020 was $72.0 million, or 4.8% of net sales as compared to 18.0% in 2019. A reconciliation from operating income to adjusted operating income is provided on page 31.

Almost all of the Company’s sales and costs are either in U.S. dollars, Euros or British Pound sterling, with less than 15% of our sales in Euros or British Pound sterling. In addition, much of our European Commercial Aerospace business has sales denominated in dollars and costs denominated in all three currencies. The net impact is that as the dollar strengthens against the Euro and the British Pound sterling, sales will decrease while operating income will increase. We have an active hedging program to minimize the impact on operating income, but our operating income as a percentage of net sales is affected. Foreign exchange did not have a significant impact on operating margins in either 2020 or 2019.

Operating income for the Composite Materials segment decreased $350.6 million to $60.7 million, or 4.9% of net sales from $411.3 million in 2019 driven by lower Commercial Aerospace and Industrial volume as a result of pandemic-induced production cuts in aircraft programs. Operating income for the Engineered Products segment in 2020 decreased by $62.6 million to $9.4 million, or 2.9% of net sales, driven by lower Commercial Aerospace and Industrial volume, partially offset by an increase in Space and Defense sales.

We did not allocate corporate net operating expenses of $56.0 million, and $58.1 million to segments in 2020 and 2019, respectively.

Interest Expense: Interest expense was $41.8 million for 2020 and $45.5 million for 2019, decreasing due to lower effective interest rates.

Income tax (benefit) expense: For the years ended December 31, 2020 and 2019, we had a tax benefit of $61.0 million and a tax provision of $76.8 million, respectively. The tax benefit in 2020 was primarily due to the release of a valuation allowance in a foreign jurisdiction.

(Loss) Equity in Earnings from Affiliated Companies: Loss in earnings primarily represents our portion of the (losses) or earnings from our joint venture in Malaysia.

Net Income: Net income was $31.7 million or $0.38 per diluted share for the year ended December 31, 2020 compared to net income of $306.6 million or $3.57 per diluted share for the year ended December 31, 2019. During 2020 and 2019 there were other discrete tax benefits of $54.7 million ($0.65 diluted EPS) and $3.0 million ($0.03 diluted EPS), respectively. Lower sales volume, particularly in the Commercial Aerospace and Industrial markets as a result of the adverse impact of COVID-19 led to a decline in earnings in 2020.  Also see the table on page 31 for a reconciliation of GAAP net income from continuing operations to our adjusted “Non-GAAP” measure.

Significant Customers

Approximately 33% and 39% of our 2020 and 2019 net sales, respectively, were to Airbus and its subcontractors. Of the 33% of overall sales to Airbus and its subcontractors in 2020, 30% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications. Approximately 19% and 25% of our 2020 and 2019 net sales were to Boeing and related subcontractors. Of the 19% of overall sales to Boeing and its subcontractors in 2020, 16% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications.

Financial Condition

In 2020, we ended the year with total debt, net of cash, of $823.1 million and generated $264.3 million of operating cash resulting in $213.7 million of free cash flow (cash provided by operating activities less cash paid for capital expenditures). Our cash flow needs for fiscal year 2021 will be funded by our available borrowings under our Senior Unsecured Revolving Facility (the “Facility”) as needed.

We have a portfolio of derivatives related to currencies, interest rates and commodities. We monitor our counterparties and we only use those rated A- or better.

Liquidity

Our cash on hand at December 31, 2020 was $103.3 million and we had $772.0 million of borrowings available under our Facility. Our total debt as of December 31, 2020 was $926.4 million, a decrease of $133.7 million from the December 31, 2019 balance. The decrease in debt is primarily due to the payment and termination of our European term loan in January 2020, lower capital expenditures and lower usage of working capital. As of December 31, 2020, we were in compliance with all debt covenants.

The level of available borrowing capacity fluctuates during the course of the year due to factors including capital expenditures, share repurchases and dividend payments, acquisitions, interest and variable compensation payments, changes to working capital, as well as timing of receipts and disbursements within the normal course of business.

In June 2019, the Company refinanced its Facility, increasing borrowing capacity from $700 million to $1 billion. The maturity of the Facility is June 2024. The initial interest rate for the Facility is LIBOR + 1.0%. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.50%, depending upon the Company’s leverage ratio. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As defined in the Facility agreement, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of earnings before interest tax depreciation and amortization, “EBITDA”, to interest expense) and may not exceed a maximum leverage ratio of 3.75 (based on the ratio of total debt to EBITDA) with a step up to 4.25 allowed following certain acquisitions. In addition, the Facility agreement contains other customary terms and conditions such as representations and warranties, additional covenants, and events of default.

In September 2020, we amended our Facility to allow for relief from certain terms of the Facility from October 1, 2020 through and including September 30, 2021 (the “Covenant Relief Period”).  During the Covenant Relief Period, we are required to maintain a leverage ratio not greater than: 4.25, 5.75, 5.00 and 4.25, respectively, for each of the quarterly test periods from December 31, 2020 through September 30, 2021. During the Covenant Relief Period, consolidated total debt is calculated net of unrestricted cash and cash equivalents in an amount not to exceed $200 million. Additionally, during the Covenant Relief Period, we are subject to (i) limitations on share repurchases, (ii) further limitations on the incurrence of secured indebtedness, and (iii) an increase in pricing based on the then existing leverage ratio.

In January 2021, we amended our Facility (the “Amendment”) a second time to allow for relief from certain terms of the Facility from January 28, 2021 through and including March 31, 2022 (the “Liquidity Covenant Period”). During the Liquidity Covenant Period, we will not be subject to a maximum leverage ratio covenant but will instead be required to maintain liquidity of at least $250 million.  Additionally, during such period, the Company will be subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees are increased; the incremental facility will not be available; and if the Company’s public debt rating is downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we will be required to grant liens on certain of our assets, which liens will be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s.  The Company’s current public debt rating is BBB-/Baa3. Additionally, the Amendment provides that the Company will not be subject to an interest coverage ratio covenant until the test period ending on December 31, 2021.  Finally, in connection with the Amendment, revolving commitments under the Facility were reduced to $750 million.

As of December 31, 2020, total borrowings under the Facility were $228.0 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. Under the terms of the first amendment, the interest rate ranges from LIBOR + 1.50% to a maximum of LIBOR + 2.0%, depending upon the Company’s leverage ratio. The interest rate for the revolver at December 31, 2020 was LIBOR + 1.50%.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95% and 6.7%, respectively. The effective interest rates on these two note issuances at December 31, 2020 were 3.87% and 4.83%, respectively.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures, acquisition costs, dividend payments and debt service requirements. We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and, if necessary, our Facility. As of December 31, 2020, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2024 when the Facility expires.

Operating Activities: We generated $264.3 million in cash from operating activities during 2020, a decrease of $226.8 million from 2019 primarily driven by a decrease in net income partially offset by an increase in working capital.

Investing Activities: Cash used for investing activities, primarily for capital expenditures, was $50.6 million in 2020 compared to $367.3 million in 2019. Cash usage in 2019 included $163.2 million for the acquisition of ARC Technologies LLC.

Financing Activities: Financing activities were a use of cash of $178.5 million in 2020 as compared to $91.4 million in 2019.In 2020 and 2019, we repurchased $24.6 million, and $143.0 million of common stock, respectively. We paid $14.2 million and $54.2 million in dividends during 2020 and 2019, respectively. In response to the COVID-19 pandemic we have suspended our dividend payments and stock repurchases.

In May 2018, our Board authorized the repurchase of $500 million of the Company’s stock (“2018 Repurchase Plan”).During 2020 and 2019, the Company spent $24.6 million and $143.0 million, respectively, to repurchase common stock. At December 31, 2020, we had $217.2 million remaining under the 2018 Repurchase Plan. We suspended our share repurchase program in April 2020 because of the impacts the COVID-19 pandemic had on our business. We have further limitations on share repurchases through March 2022 under the amended Facility.

Financial Obligations and Commitments: We had $0.9 million of current debt maturities as of December 31, 2020. The next significant scheduled debt maturity will not occur until 2024, the year the Facility matures. In addition, certain sales and administrative offices, data processing equipment, vehicles and manufacturing equipment, land and facilities are leased under operating leases.

Total letters of credit issued and outstanding were $6.0 million as of December 31, 2020. These letters of credit were not issued under the Facility.

The following table summarizes the scheduled maturities as of December 31, 2020 of financial obligations and expiration dates of commitments for the years ended 2021 through 2025 and thereafter.

(In millions)	2021	2022	2023	2024	2025	Thereafter	Total
Senior unsecured credit facility due 2024	$—	$—	$—	$228.0	$—	$—	$228.0
4.7% senior notes due 2025	—	—	—	—	300.0	—	300.0
3.95% senior notes due 2027	—	—	—	—	—	400.0	400.0
Finance lease and other	0.9	0.8	0.2	0.1	0.1	—	2.1
Subtotal	$0.9	$0.8	$0.2	$228.1	$300.1	$400.0	$930.1
Operating leases	12.0	10.1	8.9	7.8	5.7	23.1	67.6
Total financial obligations	$12.9	$10.9	$9.1	$235.9	$305.8	$423.1	$997.7
Letters of credit	6.0	—	—	—	—	—	6.0
Interest payments	36.4	36.4	36.4	33.8	24.0	17.1	184.1
Estimated benefit plan contributions	12.0	8.2	8.7	22.6	8.1	45.5	105.1
Other (a)	0.5	—	—	—	—	1.9	2.4
Total commitments	$67.8	$55.5	$54.2	$292.3	$337.9	$487.6	$1,295.3

(a)	Other represents estimated spending for environmental matters at known sites.

As of December 31, 2020, we had $10.5 million of unrecognized tax benefits. This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages.

For further information regarding our financial obligations and commitments, see Notes 5, 6, 7 and 15 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based upon the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect amounts reported in our financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be significant to the financial statements. The accounting policies below are those we believe are the most critical to the preparation of our financial statements and require the most difficult, subjective, and complex judgments. Our other accounting policies are described in the accompanying notes to the consolidated financial statements of this Annual Report on Form 10-K.

Deferred Tax Assets and Liabilities

As of December 31, 2020, we had $80.1 million in net deferred tax liabilities consisting of deferred tax assets of $144.9 million offset by deferred tax liabilities of $218.1 million and a valuation allowance of $6.9 million. As of December 31, 2019, we had $133.9 million in net deferred tax liabilities consisting of deferred tax assets of $119.1 million offset by deferred tax liabilities of $208.3 million and a valuation allowance of $44.7 million. The valuation allowance as of December 31, 2020 relates primarily to certain US tax attributes for which we have determined, based upon historical results, and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

The determination of the required valuation allowance and the amount, if any, of deferred tax assets to be recognized involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income, and the implementation of tax planning strategies. In particular, we are required to weigh both positive and negative evidence in determining whether a valuation allowance is required. Positive evidence would include, for example, a strong earnings history, an event that will increase our taxable income through a continuing reduction in expenses, and tax planning strategies indicating an ability to realize deferred tax assets. Negative evidence would include, for example, a history of operating losses and losses expected in future years.

Uncertain Tax Positions

We had unrecognized tax benefits of $10.5 million at December 31, 2020, of which $2.4 million, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. The Company did not recognize any interest expense or penalties related to the above unrecognized tax benefits in 2020 and 2019. During 2020 we reversed $0.2 million of accrued interest related to unrecognized tax benefits. The Company had no accrued interest as of December 31, 2020 and approximately $0.2 million as of December 31, 2019.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The U.S. Federal tax returns have been audited through 2016. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years in major jurisdictions that remain open to examination are the U.S. (2017 onward for Federal purposes and 2015 onward for state purposes), Austria (2016 onward), Belgium (2014 onward), France (2018 onward), Spain (2013 onward) and the U.K. (2017 onward). We are currently under examination in the U.S. and certain foreign tax jurisdictions.

As of December 31, 2020, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2012 onward, some of which are currently under examination by certain U.S. and European tax authorities. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2020 may decrease by approximately $1.0 million in the fiscal year ending December 31, 2021. This possible decrease relates primarily to the expiration of certain statutes of limitation.

Retirement and Other Postretirement Benefit Plans

We maintain qualified defined benefit retirement plans covering certain current and former European employees, as well as nonqualified defined benefit retirement plans, and retirement savings plans covering certain eligible U.S. and European employees and participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations. In addition, we provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.

Under the retirement savings plans, eligible U.S. employees can contribute up to 75% of their compensation to an individual 401(k) retirement savings account. We make matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation.

We have defined benefit retirement plans in the United Kingdom, Belgium, France, and Austria covering certain employees of our subsidiaries in those countries. As a result of an annual review of historical returns and market trends, the expected long-term weighted average rate of return for the U.K. Plan for the 2021 plan year will be 1.5% and 3.0% for the other European plans as a group.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments. The discount rate assumption used to calculate net periodic retirement related costs for the European funded plans was 2.80% for 2020, 2.81% for 2019 and 2.80% for 2018. The rate of compensation increase, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation. For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates. Retirement and mortality rates are based primarily on actual plan experience.

Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect the net periodic costs and recorded obligations in such future periods. While we believe that the assumptions used are appropriate, significant changes in economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations.

For more information regarding our pension and other postretirement benefit plans, see Note 7, Retirement and Other Postemployment Benefit Plans, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

In addition, we review goodwill for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired. We have four reporting units within the Composite Materials segment, each of which are components that constitute a business for which discrete financial information is available and for which appropriate management regularly reviews the operating results. Within the Engineered Products segment, the reporting unit is the segment as it comprises only a single component. In 2020, the Company performed a quantitative assessment and determined that the fair values of our reporting units were not less than their carrying values and that no impairment exists.

Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, employment and health and safety matters. We estimate and accrue our liabilities resulting from such matters based upon a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change, such as new developments, or a change in approach, including a change in settlement strategy or in an environmental remediation plan, or in our existing insurance coverage, that could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future. For further discussion, see Note 15, Commitments and Contingencies, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Market Risks

As a result of our global operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include, but are not limited to, fluctuations in currency exchange rates, which impact the U.S. dollar value of transactions, assets and liabilities denominated in foreign currencies and fluctuations in interest rates, which impact the amount of interest we must pay on certain debt instruments. Our primary currency exposures are in Europe, where we have significant business activities. To a lesser extent, we are also exposed to fluctuations in the prices of certain commodities, such as electricity, natural gas, aluminum, acrylonitrile, and certain chemicals. In addition, we have several contracts with both suppliers and customers that contain pricing adjustments based on the price of oil outside of a specified band.

We attempt to net individual exposures, when feasible, taking advantage of natural offsets. In addition, we employ or may employ interest rate swap agreements, commodity swap agreements, treasury rate lock agreements, cross-currency swap agreements and foreign currency forward exchange contracts for the purpose of hedging certain specifically identified interest rates, commodity, and net currency exposures. The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates and currency exchange rates but does not eliminate such risks. We do not use financial instruments for trading or speculative purposes.

Interest Rate Risks

A portion of our long-term debt bears interest at variable rates. From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt. These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates. Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2020 of $41.8 million would have decreased to $41.5 million and increased to $42.1 million, respectively.

Foreign Currency Exchange Risks

We operate fourteen manufacturing facilities in Europe, Asia and Africa which generated approximately 47% of our 2020 consolidated net sales. Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound sterling, and the Euro. We also conduct business and sell products to customers throughout the world. Most of the sales in these countries are denominated in U.S. dollars and they have local currency expenses. Currency risk for the Asia and Africa locations is not considered material.

In 2020, our European subsidiaries had third-party sales of $0.7 billion of which approximately 66% were denominated in U.S. dollars, 33% were denominated in Euros and 1% were denominated in British pounds sterling. While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability. For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars, but do not affect the profitability of the subsidiary in its functional currency. The value of our investments in these countries could be impacted by changes in currency exchange rates over time and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2020 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis covers all of our foreign currency hedge contracts. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have about a $0.2 million impact on our 2020 operating income. However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the British pound sterling) continues and new hedges are layered in at the adverse rate, the impact would be more significant. For example, had we not had any hedges in place for 2020, a 10% adverse movement would have reduced our operating income by about $21.2 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2023. The aggregate notional amount of these contracts was $250.3 million and $426.9 million at December 31, 2020 and 2019, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the three years ended December 31, 2020, hedge ineffectiveness was immaterial. Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

For further discussion, see Note 14, Derivative Financial Instruments, to the accompanying consolidated financial statements of this Annual Report on Form 10K.

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

The Audit Committee of the Board of Directors reviews and monitors the consolidated financial statements and accounting policies of Hexcel. These financial statements and policies are reviewed regularly by management and such financial statements are audited by our independent registered public accounting firm, Ernst & Young LLP. The Audit Committee, composed solely of outside directors, meets periodically, separately, and jointly, with management and the independent registered public accounting firm.

Management’s Report on Internal Control Over Financial Reporting

Hexcel management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report that appears on page 46.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hexcel Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hexcel Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of deferred tax assets
Description of the Matter

At December 31, 2020, the Company had deferred tax assets related to deductible temporary differences and carryforwards of $138.0 million, which is net of a $6.9 million valuation allowance.  As explained in Note 8 of the consolidated financial statements, the determination of the required valuation allowance and the amount, if any, of deferred tax assets to be recognized involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies.

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

February 9, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hexcel Corporation

Opinion on Internal Control over Financial Reporting

We have audited Hexcel Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Items 15(a)(2) (collectively referred to as the “financial statements”) of the Company and our report dated February 9, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

February 9, 2021

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$103.3	$64.4
Accounts receivable, net	125.4	227.6
Inventories	213.5	333.1
Contract assets	43.1	52.7
Prepaid expenses and other current assets	38.0	27.1
Assets held for sale	12.6	—
Total current assets	535.9	704.9

Property, plant and equipment	3,139.7	3,075.1
Less accumulated depreciation	(1,265.5)	(1,132.3)
Property, plant and equipment, net	1,874.2	1,942.8

Goodwill and other intangible assets	277.8	280.4
Investments in affiliated companies	44.7	46.5
Other assets	185.2	154.0
Total assets	$2,917.8	$3,128.6

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.9	$9.5
Accounts payable	70.0	157.6
Accrued compensation and benefits	43.2	74.4
Financial instruments	3.6	17.7
Accrued liabilities	65.4	63.4
Total current liabilities	183.1	322.6

Long-term debt	925.5	1,050.6
Retirement obligations	53.9	53.3
Deferred income taxes	153.0	155.7
Other non-current liabilities	92.1	100.3
Total liabilities	1,407.6	1,682.5

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 109.7 shares and 109.3 shares issued at December 31, 2020 and 2019, respectively	1.1	1.1
Additional paid-in capital	849.7	829.9
Retained earnings	1,996.4	1,978.9
Accumulated other comprehensive loss	(59.6)	(118.7)
	2,787.6	2,691.2
Less – Treasury stock, at cost, 26.1 shares and 25.7 shares at December 31, 2020 and 2019, respectively	(1,277.4)	(1,245.1)
Total stockholders' equity	1,510.2	1,446.1
Total liabilities and stockholders' equity	$2,917.8	$3,128.6

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2020	2019	2018
Net sales	$1,502.4	$2,355.7	$2,189.1
Cost of sales	1,262.7	1,715.3	1,608.3
Gross margin	239.7	640.4	580.8

Selling, general and administrative expenses	121.1	158.7	146.0
Research and technology expenses	46.6	56.5	55.9
Other operating expense	57.9	—	7.7
Operating income	14.1	425.2	371.2

Interest expense, net	41.8	45.5	37.7
(Loss) income before income taxes, and equity in earnings	(27.7)	379.7	333.5
Income tax (benefit) expense	(61.0)	76.8	62.5

Income before equity in earnings	33.3	302.9	271.0
(Loss) equity in earnings from affiliated companies	(1.6)	3.7	5.6
Net income	$31.7	$306.6	$276.6

Basic net income per common share:	$0.38	$3.61	$3.15

Diluted net income per common share:	$0.38	$3.57	$3.11

Weighted-average common shares:
Basic	83.8	84.9	87.9
Diluted	84.0	85.8	89.0

Hexcel Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31,

(In millions)	2020	2019	2018
Net Income	$31.7	$306.6	$276.6

Currency translation adjustments	54.6	(2.6)	(45.5)
Net unrealized pension and other benefit actuarial (loss) gain and prior service credits (net of tax)	(18.0)	(7.0)	3.1
Net unrealized gain (loss) on financial instruments (net of tax)	22.5	(1.1)	(22.2)
Total other comprehensive income (loss)	59.1	(10.7)	(64.6)
Comprehensive income	$90.8	$295.9	$212.0

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2020, 2019 and 2018

	Common Stock			Accumulated
		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2017	$1.1	$774.3	$1,496.1	$(45.0)	$(731.4)	$1,495.1
Net income	—	—	276.6	—	—	276.6
Dividends paid on common stock	—	—	(48.4)	—	—	(48.4)
Change in other comprehensive income – net of tax	—	—	—	(64.6)	—	(64.6)
Stock-based compensation	—	24.0	—	—	—	24.0
Impact of new accounting pronouncements	—	—	2.2	1.6	—	3.8
Acquisition of treasury stock	—	—	—	—	(364.5)	(364.5)
Balance, December 31, 2018	$1.1	$798.3	$1,726.5	$(108.0)	$(1,095.9)	$1,322.0
Net income	—	—	306.6	—	—	306.6
Dividends paid on common stock	—	—	(54.2)	—	—	(54.2)
Change in other comprehensive income – net of tax	—	—	—	(10.7)	—	(10.7)
Stock-based compensation	—	31.6	—	—	—	31.6
Acquisition of treasury stock	—	—	—	—	(149.2)	(149.2)
Balance, December 31, 2019	$1.1	$829.9	$1,978.9	$(118.7)	$(1,245.1)	$1,446.1
Net income	—	—	31.7	—	—	31.7
Dividends paid on common stock	—	—	(14.2)	—	—	(14.2)
Change in other comprehensive income – net of tax	—	—	—	59.1	—	59.1
Stock-based compensation	—	19.8	—	—	—	19.8
Acquisition of treasury stock	—	—	—	—	(32.3)	(32.3)
Balance, December 31, 2020	$1.1	$849.7	$1,996.4	$(59.6)	$(1,277.4)	$1,510.2

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2020	2019	2018
Cash flows from operating activities
Net income	$31.7	$306.6	$276.6
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	140.9	141.7	123.1
Amortization of deferred financing costs and debt discount	1.2	0.9	1.6
Deferred income taxes	(51.4)	16.3	29.3
Merger and restructuring expenses, net of payments	23.0	(2.5)	7.7
Equity in earnings from affiliated companies	1.6	(3.7)	(5.6)
Stock-based compensation	15.4	18.3	16.2
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	110.0	36.5	(20.7)
Decrease (increase) in inventories	129.4	(30.4)	(25.2)
Decrease (increase) in prepaid expenses and other current assets	11.2	(5.8)	(8.6)
(Decrease) increase in accounts payable/accrued liabilities	(134.1)	12.5	23.3
Other – net	(14.6)	0.7	3.7
Net cash provided by operating activities	264.3	491.1	421.4
Cash flows from investing activities
Capital expenditures	(50.6)	(204.1)	(184.1)
Acquisitions and investments in affiliated companies	—	(163.2)	(3.4)
Net cash used for investing activities	(50.6)	(367.3)	(187.5)
Cash flows from financing activities
Repayments of Euro term loan	(49.9)	(9.0)	(4.2)
Borrowing from senior unsecured credit facility - 2024	422.0	581.0	—
Repayment of senior unsecured credit facility - 2024	(507.0)	(268.0)	—
Borrowing from senior unsecured credit facility - 2021	—	345.0	752.0
Repayment of senior unsecured credit facility - 2021	—	(547.0)	(600.0)
Change in finance lease obligations	(1.0)	(0.8)	(0.2)
Proceeds of other debt, net	0.8	—	0.2
Issuance costs related to senior credit facility	(1.3)	(2.5)	—
Dividends paid	(14.2)	(54.2)	(48.4)
Repurchase of stock	(24.6)	(143.0)	(357.7)
Activity under stock plans	(3.3)	7.1	1.0
Net cash used for financing activities	(178.5)	(91.4)	(257.3)
Effect of exchange rate changes on cash and cash equivalents	3.7	(0.7)	(4.0)
Net increase (decrease) in cash and cash equivalents	38.9	31.7	(27.4)
Cash and cash equivalents at beginning of period	64.4	32.7	60.1
Cash and cash equivalents at end of period	$103.3	$64.4	$32.7
Supplemental data:
Accrual basis additions to property, plant and equipment	$42.5	$191.0	$179.1

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

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Europe, Asia Pacific, India, and Africa. We are also a partner in a joint venture in Malaysia, Aerospace Composites Malaysia Sdn. Bhd. (“ACM”), which manufactures composite structures for commercial aerospace applications.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries after elimination of all intercompany accounts, transactions, and profits. At December 31, 2020, we had a 50% equity ownership investment in the joint venture described above and a 25% equity investment in Hexcut Services.  These investments are accounted for using the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and are in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is December 31. Unless otherwise stated, all years and dates refer to our fiscal year.

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

Property, Plant and Equipment

Property, plant, and equipment, including capitalized interest applicable to major project expenditures, is recorded at cost. Asset and accumulated depreciation accounts are eliminated for dispositions, with resulting gains or losses reflected in earnings. Depreciation of plant and equipment is provided generally using the straight-line method over the estimated useful lives of the various assets. The estimated useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. Repairs and maintenance are expensed as incurred, while major replacements and betterments are capitalized and depreciated over the remaining useful life of the related asset.

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

In determining the lease renewal, management considers the need and ability to substitute a given asset, as well as certain conditions such as related contractual obligations to our customers (i.e., a contractual obligation of a customer requiring certain manufacturing proximities). In determining fair value, management considers the stand-alone value of an asset in an ordinary market as well as incurring certain costs to terminate an agreement.  Most of our leases do not include variable payments but contain scheduled escalations. Any lease payments tied to certain future indexes are adjusted on a go forward basis as those indexes become known.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business. Goodwill is tested for impairment at the reporting unit level annually, in the fourth quarter, or when events or changes in circumstances indicate that goodwill might be impaired. The Company performed a quantitative assessment using market and income approaches and determined that the fair values of our reporting units were not less than their carrying values and that no impairment exists.

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

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt. We capitalize financing fees related to our revolving credit facility and record them as a non-current asset in our consolidated balance sheets. Financing fees related to our bonds and notes are capitalized and recorded as a non-current contra liability in our consolidated balance sheets. At December 31, 2020 and 2019, deferred financing costs, recorded as a non-current asset were $2.7 million and $3.7 million, respectively, and net deferred financing costs recorded as non-current contra liability were $3.5 million, and $3.7 million, respectively. The balance of the short term unamortized deferred financing costs related to the Facility was $3.5 million at December 31, 2020 and $3.7 million at December 31, 2019 and was recorded within prepaid assets.

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

Revenue Recognition

The Company follows the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Revenue is predominately derived from a single performance obligation under long-term agreements with our customers and pricing is fixed and determinable. We have determined that individual purchase orders (“PO”), whose terms and conditions taken with a master agreement, create the ASC 606 contracts which are generally short-term in nature.  For those sales, which are not tied to a long-term agreement, we generate a PO that is subject to our standard terms and conditions. Under ASC 606 we applied the five-step approach resulting in revenue being recognized over time for customer contracts that contain a termination for convenience clause (“T for C’) and the products produced do not have an alternative use. For revenue recognized over time, we estimate the amount of revenue earned at a given point during the production cycle based on certain costs factors such as raw materials and labor, incurred to date, plus a reasonable profit. We believe this method, which is the cost-to-cost input method, best estimates the revenue recognizable for T for C Agreements. All other revenue is recognized at a point in time.

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

Product Warranty

We provide for an estimated amount of product warranty at the point a claim is probable and estimable. This estimated amount is provided by product and based on current facts, circumstances, and historical warranty experience.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable. Two customers and their related subcontractors accounted for approximately 52% of our annual net sales in 2020, 64% in 2019 and 66% in 2018. Refer to Note 18 for further information on significant customers. We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other financial information. As of December 31, 2020 and 2019 the allowance for doubtful accounts was $0.8 million, and $0.6 million, respectively. Bad debt expense was immaterial for all years presented.

Derivative Financial Instruments

We use various financial instruments, including foreign currency forward exchange contracts, commodity, and interest rate agreements, to manage our exposure to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions or underlying debt instruments. We mark our foreign exchange forward contracts to fair value. When the derivatives qualify, we designate our foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and report the changes in fair value of the instruments in “accumulated other comprehensive loss” until the underlying hedged transactions affect income. We designate our interest rate agreements as fair value or cash flow hedges against specific debt instruments and recognize interest differentials as adjustments to interest expense as the differentials may occur; the fair value of the interest rate swaps is recorded in other assets or other long-term liabilities with a corresponding amount to “accumulated other comprehensive loss”. We do not use financial instruments for trading or speculative purposes.

In accordance with accounting guidance, we recognize all derivatives as either assets or liabilities on our consolidated balance sheets and measure those instruments at fair value.

Self-insurance

We are self-insured up to specific levels for certain medical and health insurance and workers’ compensation plans. Accruals are established based on actuarial assumptions and historical claim experience and include estimated amounts for incurred but not reported claims.

Asset Held for sale

The Company classifies its long-lived assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale. In early November 2020 we closed our wind energy prepreg production facility in Windsor, Colorado and as a result, certain plant assets to be sold have been recorded in “Assets held for sale” in the consolidated Balance Sheets at December 31, 2020.

New Accounting Standards

Accounting Standards Recently Implemented

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The Accounting Standards Codification 326, Financial Instruments- Credit Losses (“ASC 326”) requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. We adopted the update, effective January 1, 2020, applying this standard to our Accounts Receivable and Contract Assets and there was no impact. Our high-quality credit review practice and good customer relationships has resulted in accounts receivable write offs below 0.5% of our annual sales. Due to the requirements of ASC 326, we have reviewed and refined our bad debt reserve process. Management reviews the average annual charge-off rate along with an assessment of current micro and macro-economic factors to determine any required reserves. If at any time management finds that there are significant changes to any of these contributing factors, the reserve will be adjusted accordingly. In the year ended December 31, 2020 we recorded $0.2 million of reserves and there were no write-offs against receivables resulting in a reserve balance of $0.8 million at December 31, 2020

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of leases with a duration of one year or less. We adopted the provisions of this standard on January 1, 2019, using the modified transition method which allows companies to recognize existing leases at the adoption date without requiring comparable presentation. As a result of the adoption of this standard we recognized approximately $50 million of right of use assets and related liabilities for operating leases that existed prior to January 1, 2019. These right of use assets were recorded in non-current other assets, and the related liabilities were recorded in current accrued liabilities and other non-current liabilities. See Note 6 – Leases, for more details.

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

Note 2 — Inventories

	December 31,
(In millions)	2020	2019
Raw materials	$94.9	$154.9
Work in progress	23.6	40.9
Finished goods	95.0	137.3
Total inventory	$213.5	$333.1

Note 3 — Net Property, Plant and Equipment

	December 31,
(In millions)	2020	2019
Land	$107.0	$105.4
Buildings	686.5	687.6
Equipment	2,108.8	2,026.9
Construction in progress	231.5	249.3
Finance lease	5.9	5.9
Property, plant and equipment	3,139.7	3,075.1
Less accumulated depreciation	(1,265.5)	(1,132.3)
Net property, plant and equipment	$1,874.2	$1,942.8

Depreciation expense related to property, plant and equipment for the years ended December 31, 2020, 2019 and 2018, was $133.9 million, $134.7 million and $120.1 million, respectively. Capitalized interest of $13.4 million, $12.7 million and $9.5 million for 2020, 2019 and 2018, respectively, was included in construction in progress. Capitalized costs associated with software developed for internal use were not material for 2020 2019 and 2018.

Note 4 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2020 and 2019, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2018	$98.2	$44.1	$142.3
Amortization expense	(2.0)	(4.9)	(6.9)
Additions	—	145.1	145.1
Currency translation adjustments and other	—	(0.1)	(0.1)
Balance as of December 31, 2019	$96.2	$184.2	$280.4
Amortization expense	(1.9)	(5.0)	(6.9)
Currency translation adjustments and other	4.4	(0.1)	4.3
Balance as of December 31, 2020	$98.7	$179.1	$277.8

We performed an annual impairment review of goodwill as of November 30, 2020 and determined that the fair values of our reporting are above their carrying values and that no impairment exists. The goodwill and intangible asset balances as of December 31, 2020 include $9.3 million of indefinite-lived intangible assets, $75.4 million of a definite-lived intangible asset (net of accumulated amortization of $(20.3) million) and $193.1 million of goodwill. Of the $193.1 million of goodwill, $77.7 million is allocated to the Composite Materials segment and $115.4 million to the Engineered Products segment.

The weighted average remaining life of the finite lived intangible assets is 13 years. Amortization related to the definite lived intangible assets for the next five years and thereafter is as follows:

(In millions)
2021	$7.0
2022	7.0
2023	7.0
2024	6.7
2025	6.7
Thereafter	41.0
Total	$75.4

 Note 5 – Debt

	December 31,	December 31,
(In millions)	2020	2019
Current portion of finance lease	$0.9	$0.6
Current portion of Euro term loan	—	8.9
Current portion of debt	0.9	9.5

Non-current portion of Euro term loan	—	41.5
Senior unsecured credit facility	228.0	313.0
4.7% senior notes — due 2025	300.0	300.0
3.95% senior notes — due 2027	400.0	400.0
Senior notes — original issue discount	(1.5)	(1.7)
Senior notes — deferred financing costs	(3.5)	(4.2)
Non-current portion of finance leases and other	2.5	2.0
Long-term debt	925.5	1,050.6
Total debt	$926.4	$1,060.1

Senior Unsecured Credit Facility

In June 2019, the Company refinanced its senior unsecured credit facility (“the Facility”), increasing borrowing capacity from $700 million to $1 billion. The maturity of the Facility is June 2024. The refinancing provides for a reduction in interest costs, as well as less restrictive covenants. The Facility agreement contains financial and other covenants, including, but not limited to customary restrictions on the incurrence of debt by our subsidiaries and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. As defined in the Facility agreement, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of earnings before interest tax depreciation and amortization, “EBITDA”, to interest expense). In addition, the maximum leverage ratio must not exceed 3.75 (based on the ratio of total debt to EBITDA) with a step up to 4.25 allowed following certain acquisitions. The Facility agreement contains other customary terms and conditions such as representations and warranties, additional covenants and events of default. As of December 31, 2020, total borrowings under the Facility were $228.0 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of December 31, 2020, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $772.0 million. The weighted average interest rate for the Facility was 2.16% for the year ended December 31, 2020. The balance of unamortized deferred financing costs related to the Facility was $3.5 million at December 31, 2020 and $3.7 million at December 31, 2019.

In September 2020, we amended our Facility (the “Amendment”) to allow for relief from certain terms of the Facility from October 1, 2020 through and including September 30, 2021 (the “Covenant Relief Period”).  During the Covenant Relief Period, we are required to maintain a leverage ratio not greater than: 4.25, 5.75, 5.00 and 4.25, respectively, for each of the quarterly test periods from December 31, 2020 through September 30, 2021. During the Covenant Relief Period, consolidated total debt is calculated net of unrestricted cash and cash equivalents in an amount not to exceed $200 million. Additionally, during the Covenant Relief Period, we are subject to (i) limitations on share repurchases, (ii) further limitations on the incurrence of secured indebtedness, and (iii) an increase in pricing based on the then existing leverage ratio. As of December 31, 2020, we were in compliance with all debt covenants.

On January 28, 2021 (the “Effective Date”), we entered into the Second Amendment (the “Amendment”) to the Credit Agreement, dated as of June 20, 2019, by and among the Company, as borrower, the lenders party thereto and Citizens Bank, N.A., as administrative agent, as amended by the First Amendment dated September 28, 2020 (the “Credit Agreement” and as amended by the Amendment the “Amended Credit Agreement”). During the Liquidity Covenant Period from January 28, 2021 through and including March 31, 2022, we will not be subject to a maximum leverage ratio covenant but will instead be required to maintain Liquidity (as defined in the Amended Credit Agreement) of at least $250 million. Additionally, during such period, the Company will be subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees are increased; the incremental facility will not be available; and if the Company’s public debt rating is downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we will be required to grant liens on certain of our assets, which liens will be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s.  The Company’s current public debt rating is BBB-/Baa3. Additionally, the Amendment provides that the Company will not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021.  Finally, in connection with the Amendment, revolving commitments under the Amended Credit Agreement were reduced to $750 million.

3.95% Senior Notes

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for 2020 was 3.87% inclusive of approximately a 0.25% benefit of treasury locks. The fair value of the senior notes due in 2027 based on quoted prices utilizing Level 2 inputs (as defined in Note 20) was $432.5 million at December 31, 2020. The balance of unamortized deferred financing costs and debt discount related to the senior notes was $3.4 million at December 31, 2020 and $3.9 million at December 31, 2019.

4.7% Senior Notes

In 2015, the Company issued $300.0 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025.  The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7% and the rate at December 31, 2020 remained at 4.7%. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The effective interest rate for 2020 was 4.83%. The fair value of the senior notes based on quoted prices utilizing level 2 inputs was $336.4 million at December 31, 2020. The balance for unamortized deferred financing costs and debt discount related to the senior notes was $1.7 million at December 31, 2020 and $2.0 million at December 31, 2019.

Other Credit Facilities

In January 2020, we used $49.9 million to repay and terminate the Euro term loan.

Note 6 — Leases

At December 31, 2020, we had approximately $58.5 million of right of use assets recorded in non-current other assets, and $58.5 million of related liabilities, $46.5 million of which was included in other non-current liabilities with the current portion of $12.0 in accrued liabilities. The weighted average of the remaining lease terms was approximately 8 years. We discount the future lease payments of our leases using the prevailing rates extended to us by our lenders relevant to the period of inception. These rates are comprised of LIBOR plus a stated spread less a component related to collateralization. The rates are relative to the duration of the lease at inception and the country of origin. The weighted average interest rate used in calculating the fair values listed above was 3.0%.

The following table lists the schedule of future undiscounted cash payments related to right of use assets by year:

(In millions)
2021	$12.0
2022	10.1
2023	8.9
2024	7.8
2025	5.7
Thereafter	23.1
Total	$67.6

Operating lease expense recognized during the year ended December 31, 2020, 2019 and 2018, was $16.2 million, $15.5 million and $13.8 million, respectively. Expense related to operating leases which have a duration of a year or less were not material. Expenses for finance leases for the years ended December 31, 2020, 2019 and 2018 were immaterial.

Lease-related assets and liabilities follows: (In millions)	Balance Sheet Classification	2020	2019
Operating lease ROU assets	Other Assets	$58.5	$66.5

Operating lease current liabilities	Other current liabilities	12.0	12.9
Operating lease long-term liabilities	Other long-term liabilities	46.5	53.6
Total operating lease liabilities		$58.5	$66.5

Finance lease, gross	Property, plant & equipment, net	5.9	5.9
Finance lease accumulated depreciation	Property, plant & equipment, net	0.5	0.5
Finance lease, net		$5.4	$5.4

Finance lease current liabilities	Other current liabilities	0.9	0.6
Finance lease long-term liabilities	Long-term debt	1.3	1.8
Total finance lease liabilities		$2.2	$2.4

Note 7 — Retirement and Other Postretirement Benefit Plans

We maintain qualified defined benefit retirement plans covering certain current and former European employees, as well as nonqualified defined benefit retirement plans, and retirement savings plans covering certain eligible U.S. and European employees and participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations. In addition, we provide certain postretirement health care and life insurance benefits to eligible U.S. retirees.

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments. The rate of compensation increases for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation. For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates. Retirement and termination rates are based primarily on actual plan experience. The mortality table used for the U.S. plans is based on the Pri-2012 White Collar Healthy Annuitant Mortality Table with Improvement Scale MP-2019 and for the U.K. Plan the S3PXA base table with future improvements in line with the CMI 2019 projection model with a long-term trend rate of 1.25% p. a.

Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect the net periodic costs and recorded obligations in such future periods. While we believe that the assumptions used are appropriate, significant changes in economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations.

U.S. Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former U.S. employees that are funded as benefits are incurred. Under the provisions of these plans, we expect to contribute approximately $3.4 million in 2021 to cover unfunded benefits.

Multi-Employer Plan

The Company is party to a multi-employer pension plan covering certain U.S. employees with union affiliations. The plan is the Western Metal Industry Pension Fund, (“the Plan”). The Plan’s employer identification number is 91-6033499; the Plan number is 001. In 2020, 2019 and 2018 the Plan reported Hexcel Corporation as being an employer that contributed greater than 5% of the Plan’s total contributions. The collective bargaining agreement was renewed on November 20, 2020 retroactively to October 1, 2020 for a five-year term. The Plan has been listed in “critical status” and has been operating in accordance with a Rehabilitation Plan since 2010. The Plan, as amended under the Rehabilitation Plan, reduced the adjustable benefits of the participants, and levied a surcharge on employer contributions. The Company contributed $2.0 million in 2020, $2.5 million in 2019 and $2.1 million in 2018. We expect the Company’s contribution to be about $2.0 million in 2021 and remain at that level over the remaining term.

U.S. Retirement Savings Plan

Under the retirement savings plan, eligible U.S. employees can contribute up to 75% of their annual compensation to an individual 401(k) retirement savings account. The Company makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation each year. We also contribute an additional 2% to 4% of each eligible U.S. employee’s salary to an individual 401(k) retirement savings account. This increases the maximum contribution to individual U.S. employee savings accounts to between 5% and 7% per year before any profit-sharing contributions that are made when we meet or exceed certain performance targets that are set annually. These profit-sharing contributions are made at the Company’s discretion and are targeted at 3% of an eligible U.S. employee’s pay, with a maximum of 4.5%. In April 2020, the matching contributions were suspended as a result of the COVID-19 impact, however, as of January 1, 2021 they have been reinstated for all full-time employees.

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees. Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996. Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred. Under the provisions of these plans, we expect to contribute approximately $0.4 million in 2021 to cover unfunded benefits.

Non-Qualified Deferred Compensation Plan

Under the deferred compensation plan, eligible U.S. employees may make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. We match 50% of a participant’s contributions up to 6% of the participants excess compensation pay as well as provide the same fixed and profit-sharing contributions as provided under the 401(k) plan. In April 2020, the matching contributions were suspended as a result of the COVID-19 impact, however, as of January 1, 2021 they have been reinstated for all full-time employees.

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

European Defined Benefit Retirement Plans

We have defined benefit retirement plans in the United Kingdom, Belgium, France, and Austria covering certain employees of our subsidiaries in those countries. The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan. The total assets in the U.K. Plan were held in a variety of investments. Equity investments and growth fund investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets. In 2020, the plan bought an insurance policy referred to as a buy-in which immunized a significant portion of the liability. Liability driven investments are made to further reduce balance sheet volatility. As a result of an annual review of historical returns and market trends, and the insurance policy, the expected long-term weighted average rate of return for the U.K. Plan for the 2021 plan year will be 1.5% and 3.0% for the other European plans as a group.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our retirement savings plans for the three years ended December 31, 2020 is detailed in the table below.

(In millions)	2020	2019	2018
Defined benefit retirement plans	$0.1	$(1.0)	$(1.6)
Union sponsored multi-employer pension plan	2.0	2.5	2.1
Retirement savings plans-matching contributions	5.9	11.4	10.2
Retirement savings plans-profit sharing contributions	2.7	10.4	10.2
Net periodic expense	$10.7	$23.3	$20.9

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2020, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2020	2019	2018	2020	2019	2018
Service cost	$1.2	$1.2	$1.2	$1.1	$1.0	$1.1
Interest cost	0.5	0.6	0.6	3.5	4.5	4.4
Expected return on plan assets	—	—	—	(6.9)	(8.7)	(9.4)
Net amortization	0.3	0.1	0.2	0.4	0.3	0.3
Termination benefits and settlement losses	—	—	—	—	—	—
Net periodic pension cost (income)	$2.0	$1.9	$2.0	$(1.9)	$(2.9)	$(3.6)

(In millions)
U.S. Postretirement Plans	2020	2019	2018
Interest cost	$0.1	$0.1	$0.1
Net amortization and deferral	(1.0)	(1.1)	(1.0)
Net periodic postretirement benefit (income) loss	$(0.9)	$(1.0)	$(0.9)

	Defined Benefit Retirement Plans
(In millions)	U.S. Plans		European Plans		Postretirement Plans
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss	2020	2019	2020	2019	2020	2019
Net loss (gain)	$1.6	$0.9	$20.2	$8.3	$(0.5)	$0.1
Amortization of actuarial (losses) gains	—	—	(0.5)	(0.3)	1.0	1.1
Prior service cost	—	—	—	(0.1)	—	—
Effect of foreign exchange	—	—	1.7	0.8	—	—
Total recognized in other comprehensive loss, (pre-tax)	$1.6	$0.9	$21.4	$8.7	$0.5	$1.2

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2020 and 2019, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation - beginning of year	$20.3	$18.2	$188.6	$160.9	$3.1	$3.3
Service cost	1.2	1.2	1.1	1.0	—	—
Interest cost	0.5	0.6	3.5	4.5	0.1	0.1
Plan participants’ contributions	—	—	—	—	—	0.3
Actuarial loss (gain)	1.9	0.9	28.7	22.0	(0.5)	0.2
Plan amendments and acquisitions	—	—	—	—	—	—
Curtailments and settlements	—	—	(3.2)	(0.4)	—	—
Benefits and expenses paid	(0.6)	(0.6)	(5.7)	(5.2)	(0.1)	(0.8)
Currency translation adjustments	—	—	7.9	5.8	—	—
Benefit obligation - end of year	$23.3	$20.3	$220.9	$188.6	$2.6	$3.1
Change in plan assets:
Fair value of plan assets - beginning of year	$—	—	$214.3	$184.3	$—	—
Actual return on plan assets	—	—	13.2	22.2	—	—
Employer contributions	0.6	0.6	5.7	5.2	0.1	0.5
Plan participants’ contributions	—	—	—	—	—	0.3
Benefits and expenses paid	(0.6)	(0.6)	(5.8)	(5.2)	(0.1)	(0.8)
Curtailments and settlements	—	—	(0.9)	(0.2)	—	—
Currency translation adjustments	—	—	7.3	8.0	—	—
Fair value of plan assets - end of year	$—	$—	$233.8	$214.3	$—	$—
Amounts recognized in Consolidated Balance Sheets:
Non-current assets	$—	$—	$31.5	$45.2	$—	$—
Current liabilities	$3.8	$1.4	$0.9	$0.6	$0.4	$0.5
Non-current liabilities	19.4	18.9	17.7	18.9	2.2	2.6
Total liabilities (a)	$23.2	$20.3	$18.6	$19.5	$2.6	$3.1
Amounts recognized in Accumulated Other Comprehensive Loss:
Actuarial net (loss) gain	$(4.5)	$(3.0)	$(50.1)	$(28.8)	$1.6	$1.8
Prior service cost	—	—	(1.4)	(1.3)	—	—
Total amounts recognized in accumulated other comprehensive loss	$(4.5)	$(3.0)	$(51.5)	$(30.1)	$1.6	$1.8

(a) The current and non-current portions of the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans are included within “accrued compensation and benefits” and “retirement obligations”, respectively, in the accompanying consolidated balance sheets.

For the U.S. and European plans, the actuarial loss for both fiscal 2020 and 2019 was primarily due to a reduction in the discount rates from the rates that were used in the preceding fiscal year. For the Postretirement plans, fiscal year 2020 net actuarial gains in the benefit obligation were primarily the result of actual benefit payments differing from expected, lower than expected per capita claims costs, changes in the participation and mortality assumptions and the census profile different than expected.

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2020. All costs related to our pensions are included as a component of operating income in our consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, amounts unrelated to service costs were a benefit of $3.1 million, $4.2 million and $4.8 million, respectively.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $23.3 million and $19.9 million as of December 31, 2020 and 2019, respectively. Excluding the U.K. Plan, the European plans’ ABO exceeded plan assets as of December 31, 2020 and 2019, by $18.6 million and $14.6 million, respectively. These plans’ ABO was $26.1 million and $21.5 million as of December 31, 2020 and 2019, respectively. The U.K. Plan is overfunded; the ABO of this plan was $194.7 million and $162.3 million at December 31, 2020 and 2019, respectively. The fair value of the U.K. Plan assets was $226.3 million and $207.5 million at December 31, 2020 and 2019, respectively.

Benefit payments for the plans are expected to be as follows:

		European	Postretirement
(In millions)	U.S. Plans	Plans	Plans
2021	$3.4	$8.2	$0.4
2022	1.9	5.9	0.4
2023	2.0	6.4	0.3
2024	12.5	9.8	0.3
2025	0.2	7.6	0.3
2026-2030	2.3	42.5	0.7
	$22.3	$80.4	$2.4

Fair Values of Pension Assets

The following table presents pension assets measured at fair value at December 31, 2020 and 2019 utilizing the fair value hierarchy discussed in Note 20:

		Fair Value Measurements at
(In millions)	December 31,	December 31, 2020
Description	2020	Level 1	Level 2	Level 3
Equity funds	$17.2	$—	$17.2	$—
Diversified growth funds	69.0	—	69.0	—
Fixed income gilts	—	—	—	—
Insurance contracts	94.9	—	—	94.9
Liability driven investments	48.0	—	48.0	—
Index linked gilts	—	—	—	—
Diversified investment funds	2.5	—	—	2.5
Cash and cash equivalents	2.2	2.2	—	—
Total assets	$233.8	$2.2	$134.2	$97.4

		Fair Value Measurements at
	December 31,	December 31, 2019
Description	2019	Level 1	Level 2	Level 3
Equity funds	$28.2	$—	$28.2	$—
Diversified growth funds	55.6	—	55.6	—
Fixed income gilts	19.9	—	19.9	—
Insurance contracts	4.4	—	—	4.4
Liability driven investments	29.7	—	29.7	—
Index linked gilts	73.5	—	73.5	—
Diversified investment funds	2.4	—	—	2.4
Cash and cash equivalents	0.6	0.6	—	—
Total assets	$214.3	$0.6	$206.9	$6.8

The U.K. plan invests funds which are not exchange listed and are, therefore, classified as Level 3.

	Balance at	Actual	Purchases,	Changes due	Balance at
(In millions)	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2020	plan assets	settlements	rates	2020
Diversified investment funds	$2.4	$0.1	$(0.2)	$0.2	$2.5
Insurance contracts	4.4	0.2	88.4	1.9	94.9
Total level 3 assets	$6.8	$0.3	$88.2	$2.1	$97.4

	Balance at	Actual	Purchases,	Changes due	Balance at
	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2019	plan assets	settlements	rates	2019
Diversified investment funds	$2.0	$0.3	$0.1	$—	$2.4
Insurance contracts	4.2	0.1	0.2	(0.1)	4.4
Total level 3 assets	$6.2	$0.4	$0.3	$(0.1)	$6.8

Plan assets are invested in a number of units linked pooled funds by an independent asset management group. Equity funds are split 30/70 between U.K. and overseas equity funds (North America, Japan, Asia Pacific and Emerging Markets). The asset management firm uses quoted prices in active markets to value the assets.

Diversified growth funds are invested in a broad spectrum of asset classes with reduced dependency on any particular asset class. This approach targets growth asset returns with lower risk resulting from the diversification across different asset classes.

The fixed income gilts provide investment in low risk, fixed coupon bonds to reduce the volatility of return on the investments.

The insurance contract in the U.K. provides guaranteed income equal to the benefit payments for the membership underwritten by the policy. This provides protection against interest rate movements, inflation, market fluctuations as well as member longevity.

Insurance contracts outside of the U.K. contain a minimum guaranteed return. The insurance contracts are Level 3 investments and are valued using unobservable inputs that are based on the best information available. The fair value of the assets is equal to the total amount of all individual technical reserves plus the non-allocated employer’s financing fund reserves at the valuation date. The individual technical and financing fund reserves are equal to the accumulated paid contributions taking into account the insurance tarification and any allocated profit-sharing return.

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

The actual allocations for the pension assets at December 31, 2020 and 2019, and target allocations by asset class, are as follows:

	Percentage	Target	Percentage	Target
	of Plan Assets	Allocations	of Plan Assets	Allocations
Asset Class	2020	2020	2019	2019
Diversified growth funds	29.5%	27.1%	25.9%	22.3%
Index linked gilts	—	—	34.3	33.4
Fixed interest gilts	—	—	9.3	9.1
Liability driven investments	20.5	23.9	13.8	16.5
All other regions equity fund	5.1	5.1	9.2	10.8
U.K. equity fund	2.2	2.2	4.0	4.7
Diversified investment funds	1.1	1.1	1.1	1.1
Insurance contracts	40.6	40.6	2.0	2.1
Cash and cash equivalents	1.0	—	0.4	—
Total	100%	100%	100%	100%

Assumptions

The assumed discount rate for pension plans reflects the market rates for high-quality fixed income debt instruments currently available. A third party provided standard Yield Curve was used for the U.S. non-qualified and postretirement plans. For the U.K. plan, cash flows were not available and therefore we considered the derived yield to market on a representative bond of suitable duration taken from the third-party provider’s synthetic bond yield curve. We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans. The assumed discount rate for the U.S. non-qualified plans uses individual discount rates for each plan based on their associated cash flows.

Salary increase assumptions are based on historical experience and anticipated future management actions. For the postretirement health care and life insurance benefit plans, we review external data and our historical trends for health care costs to determine the health care cost trend rates. Retirement rates are based primarily on actual plan experience and on rates from previously mentioned mortality tables. Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect the net periodic costs and recorded obligations in such future periods. While we believe that the assumptions used are appropriate, significant changes in economic or other conditions, employee demographics, retirement and mortality rates, and investment performance may materially impact such costs and obligations.

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2020, 2019 and 2018 are shown in the following table. These year-end values are the basis for determining net periodic costs for the following year.

	2020	2019	2018
U.S. defined benefit retirement plans:
Discount rates	0.4% - 1.8%	2.1% - 2.8%	2.8% - 3.2%
Rate of increase in compensation	3%	3%	3%
European defined benefit retirement plans:
Discount rates	0.00% - 1.45%	0.35% - 2.05%	1.25% - 3.05%
Rates of increase in compensation	2.75% - 3.0%	2.75% - 3.0%	2.75% - 3.0%
Expected long-term rates of return on plan assets	1.45% – 3.0%	2.0% – 3.2%	2.0% – 4.75%
Postretirement benefit plans:
Discount rates	1.3%	2.5%	3.7%

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2020 pension expense, and the impact on our retirement obligation as of December 31, 2020 for a one-percentage-point change in the discount rate:

	U.S. Non-Qualified	U S Retiree	U.K.
(In millions)	Pension Plans	Medical Plans	Retirement Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	N/A	N/A	$(1.4)
Discount rate	$—	$—	$(0.3)
One-percentage-point decrease:
Expected long-term rate of return	N/A	N/A	$1.4
Discount rate	$0.1	$—	$0.2
Retirement obligation
One-percentage-point increase in discount rate	$(0.8)	$(0.1)	$(21.6)
One-percentage-point decrease in discount rate	$0.9	$0.1	$29.0

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 7.0% for medical and 5.0% for dental and vision for 2020. The medical rates are assumed to gradually decline to 4.75% by 2029, whereas dental and vision rates are assumed to remain constant at 5.0%. A one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend would have an insignificant impact on the total of service and interest cost components and would have an immaterial impact on the postretirement benefit obligation for both 2020 and 2019.

Note 8 — Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2020, were as follows:

(In millions)	2020	2019	2018
Income before income taxes:
U.S.	$0.8	$284.1	$222.9
International	(28.5)	95.6	110.6
Total (loss) income before income taxes	$(27.7)	$379.7	$333.5

Income tax (benefit) expense:
Current:
U.S.	$(11.3)	$49.1	$18.3
International	1.7	11.8	14.9
Current income tax (benefit) expense	(9.6)	60.9	33.2
Deferred:
U.S.	0.1	3.8	26.8
International	(51.5)	12.1	2.5
Deferred income tax (benefit) expense	(51.4)	15.9	29.3
Total income tax (benefit) expense	$(61.0)	$76.8	$62.5

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 21.0% to the effective income tax rate, for the year ended December 31, 2020 and 2019, 2018 is as follows:

(In millions)	2020	2019	2018
(Benefit) provision for taxes at U.S. federal statutory rate	$(5.8)	$79.7	$70.0
State and local taxes, net of federal benefit	(4.2)	3.6	7.2
Foreign effective rate differential	(1.9)	5.1	4.6
Tax credits	(3.0)	(8.8)	(7.8)
Change in valuation allowance	(39.5)	(1.9)	(3.4)
Remeasurement of deferred taxes	3.5	0.4	(9.0)
Transition tax on undistributed foreign earnings	—	—	1.6
Excess tax benefits on stock-based compensation	(0.9)	(4.9)	(4.6)
Other	(4.3)	1.0	(0.5)
(Decrease) increase in reserves for uncertain tax positions	(4.9)	1.2	(1.3)
Global intangible low taxed income	—	1.4	5.7
Total income tax (benefit) expense	$(61.0)	$76.8	$62.5

We do not provide for additional income or withholding taxes for any undistributed foreign earnings as we do not currently have any specific plans to repatriate funds from our international subsidiaries; however, we may do so in the future if a dividend can be remitted with no material tax impact. As of December 31, 2020, we have approximately $720.2 million of unremitted foreign earnings that we intend to keep indefinitely reinvested. Additionally, due to withholding tax, basis computations and other tax related considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2020 and 2019 are:

(In millions)	2020	2019
Assets
Net operating loss carryforwards	$96.5	$71.6
Capital loss carryforward	1.6	1.7
ASC 606 - revenue from contracts with customers	8.4	9.9
Tax credit carryforwards	9.9	8.6
Stock-based compensation	7.6	7.7
Other comprehensive income	6.1	6.3
Inventory reserves	9.6	11.8
Reserves and other	5.2	1.5
Subtotal	144.9	119.1
Valuation allowance	(6.9)	(44.7)
Total assets	$138.0	$74.4
Liabilities
Accelerated depreciation	(194.5)	(189.1)
Accelerated amortization	(14.8)	(13.2)
Other	(8.8)	(6.0)
Total liabilities	$(218.1)	$(208.3)
Net deferred tax liabilities	$(80.1)	$(133.9)

Deferred tax assets and deferred tax liabilities as presented in the consolidated balance sheets as of December 31, 2020 and 2019 are as follows and are recorded in other assets and deferred income taxes in the consolidated balance sheets:

(In millions)	2020	2019
Long-term deferred tax assets, net	$72.9	$21.8
Long-term deferred tax liability, net	(153.0)	(155.7)
Net deferred tax liabilities	$(80.1)	$(133.9)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The valuation allowance as of December 31, 2020 relates primarily to certain US tax attributes for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained. The valuation allowance decreased by $37.8 million in the current year primarily due to a legal entity rationalization and treasury realignment initiative in the third quarter. The valuation allowance as of December 31, 2019 relates primarily to net operating loss carryforwards of our foreign subsidiaries for which we have determined, based upon historical results, and projected future book and taxable income levels, that a valuation allowance should continue to be maintained. The net change in the total valuation allowance for the years ended December 31, 2020 and 2019, was a decrease of $37.8 million and $4.1 million, respectively.

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

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2020, we had tax credit carryforwards for U.S. and foreign tax purposes of $9.9 million available to offset future income taxes. These credits will begin to expire if not utilized in 2021. We also had net operating loss carryforwards for U.S. state and foreign income tax purposes of $6.7 million and $380.2 million, respectively, for which there were foreign valuation allowances of $0.5 million as of December 31, 2020. Our foreign net operating losses can be carried forward without limitation in Belgium, France, Luxembourg, and the U.K. We have a partial valuation allowance against certain foreign net operating losses for which the Company believes it is not more likely than not that the net operating losses will be utilized.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2020, relate to various foreign and U.S. jurisdictions. The following table summarizes the activity related to our unrecognized tax benefits.

	Unrecognized Tax Benefits
(In millions)	2020	2019	2018
Balance as of January 1,	$18.1	$7.5	$12.3
Additions based on tax positions related to the current year	0.3	11.0	1.1
(Reductions) additions for tax positions of prior years	(7.9)	(0.1)	(5.7)
Expiration of the statute of limitations for the assessment of taxes	—	(0.3)	(0.3)
Other, including currency translation	—	—	0.1
Balance as of December 31,	$10.5	$18.1	$7.5

We had unrecognized tax benefits of $10.5 million at December 31, 2020, of which $2.4 million, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. The Company did not recognize any interest expense or penalties related to the above unrecognized tax benefits in 2020 and 2019. During 2020 we reversed $0.2 million of accrued interest related to unrecognized tax benefits. The Company had no accrued interest as of December 31, 2020 and approximately $0.2 million as of December 31, 2019.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The U.S. Federal tax returns have been audited through 2016. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years in major jurisdictions that remain open to examination are the U.S. (2017 onward for Federal purposes and 2015 onward for state purposes), Austria (2016 onward), Belgium (2014 onward), France (2018 onward), Spain (2013 onward) and the U.K. (2017 onward). We are currently under examination in the U.S. and certain foreign tax jurisdictions.

As of December 31, 2020, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2012 onward, some of which are currently under examination by certain U.S. and European tax authorities. We believe it is reasonably possible that the total amount of unrecognized tax benefits disclosed as of December 31, 2020 may decrease by approximately $1.0 million in the fiscal year ending December 31, 2021. Such possible decrease primarily relates to the expiration of statutes of limitation.

Note 9 — Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2020, 2019 and 2018 was as follows:

(Number of shares in millions)	2020	2019	2018
Common stock:
Balance, beginning of year	109.3	108.5	107.8
Activity under stock plans	0.4	0.8	0.7
Balance, end of year	109.7	109.3	108.5
Treasury stock:
Balance, beginning of year	25.7	23.7	18.2
Repurchased	0.4	2.0	5.5
Balance, end of year	26.1	25.7	23.7
Common stock outstanding	83.6	83.6	84.8

In May 2018, our Board authorized the repurchase of $500 million of the Company’s stock (“2018 Repurchase Plan”). During 2020, 2019 and 2018, the Company spent $24.6 million, $143.0 million and $357.7 million to repurchase common stock, respectively. At December 31, 2020, we have $217.2 million remaining under the 2018 Repurchase Plan.

Dividends per share of common stock for 2020, 2019, and 2018, were $0.17, $0.64 , and $0.55 , respectively. For the years ended December 31, 2020 and 2019, we paid $14.2 million and $54.2 million in dividends, respectively. In response to the COVID-19 pandemic, we suspended our dividend payments and stock repurchases in April 2020.

Rights Plan

On April 6, 2020, the Company declared a dividend of one preferred share purchase right (a “right”) for each outstanding share of the Company’s common stock and adopted a stockholder rights plan, as set forth in the rights agreement entered into as of April 6, 2020, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The dividend was payable on April 16, 2020 to stockholders of record of the Company’s common stock on such date. In general, the rights plan works by imposing a significant penalty upon any person or group which acquires 15% or more of the outstanding common stock without the prior approval of the board. If the rights become exercisable, each right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for $150.00. This portion of a preferred share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of common stock. The rights will not be exercisable until ten days after the public announcement that a person or group has become an “acquiring person” (as defined in the rights agreement) by obtaining beneficial ownership of 15% or more of our outstanding common stock. Prior to exercise, the right does not give its holder any dividend, voting, or liquidation rights. The rights will expire on April 6, 2021. The rights were not exercisable at any time through December 31, 2020.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the years ended December 31, 2020, 2019 and 2018:

(In millions)	2020	2019	2018
Consolidated Net Sales	$1,502.4	$2,355.7	$2,189.1
Commercial Aerospace	822.3	1,597.7	1,525.0
Space & Defense	448.5	444.7	369.9
Industrial	231.6	313.3	294.2

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in our consolidated balance sheets as a component of current assets. The activity related to contract assets is as follows:

	Composite	Engineered
(In millions)	Materials	Products	Total
Opening adjustment - January 1, 2019	$12.9	$37.6	$50.5
Net revenue billed	(0.1)	2.3	2.2
Balance at December 31, 2019	$12.8	$39.9	$52.7
Net revenue billed	(5.0)	(4.6)	(9.6)
Balance at December 31, 2020	$7.8	$35.3	$43.1

Contract assets as of December 31, 2020, will be billed and reclassified to accounts receivable during 2021. Accounts receivable, net includes amounts billed to customers where the right to payment is unconditional.

Note 11 — Other Operating Expense (Income)

We had restructuring charges of $42.8 million for the year ended December 31, 2020 of which $10.1 million related to asset impairments as part of the planned closure of our Windsor, Colorado plant and the remainder was for severance costs related to additional job reductions. Anticipated future cash payments as of December 31, 2020 were $14.2 million. The remaining $15.1 million of other operating expenses relates to the terminated merger with Woodward, Inc. There were no other operating expenses in 2019, however, in 2018 we recorded restructuring expenses of $7.7 million primarily for employee related costs from an action taken at one of our European facilities to improve operational efficiency and productivity.

	December 31,	Restructuring		Cash		December 31,
(In millions)	2019	Charge	FX Impact	Paid	Non-Cash	2020
Employee termination	$1.6	$32.3	$0.1	$(20.6)	$0.8	$14.2
Impairment and other	—	10.5	—	(1.0)	(9.5)	—
Total	$1.6	$42.8	$0.1	$(21.6)	$(8.7)	$14.2

Note 12 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2020, 2019 and 2018:

(In millions)	2020	2019	2018
Non-qualified stock options	$6.8	$4.5	$3.6
Restricted stock, service based (“RSUs”)	8.4	6.4	6.1
Restricted stock, performance based (“PRSUs”)	(0.7)	6.2	5.8
Employee stock purchase plan	0.2	0.6	0.5
Stock-based compensation expense	$14.7	$17.7	$16.0
Tax benefit from stock exercised and converted during the period	$4.5	$9.1	$7.8

Non-Qualified Stock Options

Non-qualified stock options (“NQOs”) have been granted to our employees and directors under our stock compensation plan. Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2020 is as follows:

	Number of	Weighted-	Remaining
	Options	Average	Contractual Life
	(In millions)	Exercise Price	(in years)
Outstanding at December 31, 2017	1.7	$31.18	5.19
Options granted	0.2	$68.15	—
Options exercised	(0.4)	$16.06	—
Outstanding at December 31, 2018	1.5	$38.97	5.20
Options granted	0.2	$65.56	—
Options exercised	(0.4)	$25.95	—
Outstanding at December 31, 2019	1.3	$47.92	5.60
Options granted	0.5	$54.82	—
Options exercised	(0.2)	$32.18	—
Outstanding at December 31, 2020	1.6	$51.07	6.04

	Year Ended December 31,
(In millions, except weighted average exercise price)	2020	2019
Aggregate intrinsic value of outstanding options	$8.3	$31.8
Aggregate intrinsic value of exercisable options	$5.7	$28.0
Total intrinsic value of options exercised	$2.5	$22.9
Total number of options exercisable	0.9	0.9
Weighted average exercise price of options exercisable	$46.29	$41.00
Total unrecognized compensation cost on non-vested options (a)	$3.8	$1.5

(a)	Unrecognized compensation cost relates to non-vested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Risk-free interest rate	0.85%	2.61%	2.53%
Expected option life (in years)	5.96	5.99	5.95
Dividend yield	1.1%	0.8%	0.7%
Volatility	44.35%	35.05%	35.64%
Weighted-average fair value per option granted	$19.50	$22.90	$24.36

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

Restricted Stock Units — Service Based

As of December 31, 2020, a total of 543,391 shares of service based restricted stock units were outstanding, which vest based on years of service under the 2003 and 2013 incentive stock plans. RSUs are granted to key employees, executives, and directors of the Company. The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The total compensation expense related to awards granted to retirement-eligible employees is recognized on the grant date.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2020, 2019 and 2018:

	RSUs	Weighted-Average
	Number of (In millions)	Fair Value Grant Date
Outstanding at December 31, 2017	0.5	$36.75
RSUs granted	0.1	$66.63
RSUs issued	(0.1)	$41.46
Outstanding at December 31, 2018	0.5	$41.65
RSUs granted	0.1	$68.85
RSUs issued	(0.2)	$44.75
Outstanding at December 31, 2019	0.4	$48.06
RSUs granted	0.2	$51.51
RSUs issued	(0.1)	$51.82
Outstanding at December 31, 2020	0.5	$47.98

As of December 31, 2020, there was total unrecognized compensation cost related to non-vested RSUs of $8.8 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units — Performance Based

As of December 31, 2020, a total of 294,941 shares of performance based restricted stock units were outstanding under the 2003 and 2013 incentive stock plans. The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant. PRSUs are based on a three-year performance period. The stock-based compensation expense related to awards granted to retirement-eligible employees is expensed on the grant date and is trued up as projections change. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period. A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary, of the Company’s PRSU activity, at original grant amounts, for the years ended December 31, 2020, 2019 and 2018:

		Weighted-
	Number of	Average
	PRSUs	Grant Date
	(In millions)	Fair Value
Outstanding at December 31, 2017	0.4	$45.35
PRSUs granted	0.1	$68.15
PRSUs issued	(0.2)	$43.96
Outstanding at December 31, 2018	0.3	$51.75
PRSUs granted	0.1	$65.56
PRSUs issued	(0.1)	$41.71
Outstanding at December 31, 2019	0.3	$60.48
PRSUs granted	0.1	$74.74
PRSUs issued	(0.1)	$50.50
Outstanding at December 31, 2020	0.3	$68.77

As of December 31, 2020, there was total unrecognized compensation cost related to non-vested PRSUs of $1.7 million, which is to be recognized over the remaining vesting period ranging from one year to three years. The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2020, 2019 and 2018 cash received from stock option exercises was $3.3 million, $10.7 million and $5.1 million, respectively. We used $7.7 million, $6.2 million and $5.9 million in cash related to the shares withheld to satisfy employee tax obligations for RSUs and PRSUs converted during the years ended December 31, 2020, 2019 and 2018, respectively.

We classify the cash flows resulting from these tax benefits as financing cash flows. We either issue new shares of our common stock or utilize treasury shares upon the exercise of stock options or the conversion of stock units.

Shares Authorized for Grant

In January 2019, the Compensation Committee of the Board of Directors of Hexcel Corporation adopted, and stockholders subsequently approved in May 2019, an amendment to the Hexcel Corporation 2013 Incentive Stock Plan (the “Plan”) that increased the number of shares of the Company’s common stock authorized for issuance under the Plan by 3,300,000 shares. As of December 31, 2020, an aggregate of 4.0 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

The Company offered an ESPP, which allowed for eligible employees to contribute up to 10% of their base earnings, to a maximum of $25,000 in a calendar year, toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock. There were 35,000 and 48,236 ESPP shares purchased in 2020 and 2019, respectively. The ESPP was suspended in April 2020 in response to the COVID pandemic.

Note 13 — Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2020, 2019 and 2018, are as follows:

(In millions, except per share data)	2020	2019	2018
Basic net income per common share:
Net income	$31.7	$306.6	$276.6
Weighted average common shares outstanding	83.8	84.9	87.9
Basic net income per common share	$0.38	$3.61	$3.15

Diluted net income per common share:
Weighted average common shares outstanding — Basic	83.8	84.9	87.9
Plus incremental shares from assumed conversions:
Restricted stock units	0.1	0.3	0.4
Stock options	0.1	0.6	0.7
Weighted average common shares outstanding — Dilutive	84.0	85.8	89.0
Dilutive net income per common share	$0.38	$3.57	$3.11

Anti-dilutive shares outstanding, excluded from computation	0.9	0.1	0.2

Note 14 — Derivative Financial Instruments

Interest Rate Swap Agreements

  Prior to January 2020, we had interest rate swaps that swap the EURIBOR on our European term loan for a fixed rate. We terminated these swaps in January 2020 when we repaid the European term loan. These interest rate swaps were designated as cash flow hedges to floating rate bank loans. The Euro swaps had final maturities dates between June 2023 and June 2024, in annual installments. The fair value of interest rate swap agreements was recorded in other assets or as a liability with a corresponding amount to other comprehensive income. At December 31, 2020, we had no interest rate swap agreements outstanding. The fair value of the interest rate swaps was a liability of $0.6 million at December 31, 2019.

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

Cross Currency and Interest Rate Swap Agreements

In November 2020 we entered into a cross currency and interest rate swap which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the US parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million plus fixed rate interest of 1.115%.  The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million. The carrying value of the derivative at December 31, 2020 is a current asset of $0.3 million and a long-term liability of $11.1 million.

    Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2023. The aggregate notional amount of these contracts was $250.3 million at December 31, 2020 and $426.9 million at December 31, 2019. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges was a gain of $10.9 million and losses of $11.1 million and $25.8 million, for the years ended December 31, 2020, 2019 and 2018, respectively, and are recorded in other comprehensive income. At December 31, 2020, $16.0 million of the carrying amount of these contracts was classified in other assets ($10.7 million of which was recorded in prepaid expenses and other current assets) and $2.5 million as liabilities (less than $0.1 million of which is in other non-current liabilities) on the consolidated balance sheets and $3.7 million classified in other assets and $15.5 million ($2.9 million of which is in other non-current liabilities) as liabilities at December 31, 2019. During the years ended December 31, 2020 and 2019 the net impact for the hedges recognized in sales was a loss of $14.5 million and $13.1 million, respectively. During the year ended December 31, 2018 the net impact on sales was not significant. For the three years ended December 31, 2020, 2019 and 2018, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the years ended December 31, 2020, 2019 and 2018, we recognized net foreign exchange losses of $2.4 million, gains of $0.4 million, and losses of $4.3 million, respectively, in the consolidated statements of operations. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.1 million of current liabilities on our consolidated balance sheets.

The activity, net of tax, in accumulated other comprehensive loss related to foreign currency forward exchange contracts for the years ended December 31, 2020, 2019 and 2018 was as follows:

(In millions)	2020	2019	2018
Unrealized (loss) gain at beginning of period, net of tax	$(8.4)	$(10.6)	$8.6
Loss reclassified to net sales	10.9	10.1	0.9
Increase (decrease) in fair value	8.1	(7.9)	(20.1)
Unrealized gain (loss) at end of period, net of taxes	$10.6	$(8.4)	$(10.6)

Unrealized gain of $6.5 million recorded in accumulated other comprehensive loss, net of tax of $1.8 million, as of December 31, 2020 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded. The impact of credit risk adjustments was immaterial for the three years.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile).  As of December 31, 2020, the Company had commodity swap agreements with a notional value of $9.1 million. The swaps mature monthly from January 2021 through June 2022. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. The fair value of the commodity swap agreements was an asset of $2.2 million ($1.5 million of which was recorded in prepaid expenses and other current assets) and a liability of $1.1 million at December 31, 2020 and $5.4 million ($1.1 million of which is in other non-current liabilities) at December 31, 2019.

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

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the Lower Passaic River at an expected cost ranging from $0.97 billion to $2.07 billion. This estimate does not include any costs related to a future remedy for the upper nine miles of the Lower Passaic River. In August 2017, the EPA appointed an independent third-party allocation expert to make recommendations on the relative liability of approximately 120 identified non-government PRP’s for the lower eight miles of the Lower Passaic River.  In December 2020, the allocator issued its non-binding report on PRP liability (including Hexcel’s) to the EPA, which did not result in any change to Hexcel’s accrual for the Passaic matter. We do not know to what extent, if at all, this non-binding report will impact the ultimate outcome of the matter.

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

The accrual balance related to the Lower Passaic River site was $2.1 million at December 31, 2020 and December 31, 2019. Given the uncertainty associated with the many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

Environmental remediation reserve activity for the three years ended December 31, 2020 was as follows:

(In millions)	2020	2019	2018
Beginning remediation accrual balance	$2.5	$2.7	2.8
Current period expenses	—	—	0.3
Cash expenditures	(0.1)	(0.2)	(0.4)
Ending remediation accrual balance	$2.4	$2.5	2.7

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the consolidated balance sheets. As of both December 31, 2020 and December 31, 2019, our aggregate environmental related accruals were $2.4 million and $2.5 million, respectively, of which $0.5 million and $0.6 million, for the aforementioned years, respectively, were included in current other accrued liabilities with the remainder included in other non-current liabilities. As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at December 31, 2020 and December 31, 2019.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

Warranty expense for the years ended December 31, 2020, 2019 and 2018, and accrued warranty cost, included in “other accrued liabilities” in the consolidated balance sheets were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2017	$3.6
Warranty expense	4.6
Deductions and other	(3.4)
Balance as of December 31, 2018	$4.8
Warranty expense	2.9
Deductions and other	(2.2)
Balance as of December 31, 2019	$5.5
Warranty expense	1.7
Deductions and other	(4.6)
Balance as of December 31, 2020	$2.6

Note 16 — Supplemental Cash Flow

Supplemental cash flow information, for the years ended December 31, 2020, 2019 and 2018, consisted of the following:

(In millions)	2020	2019	2018
Cash paid for:
Interest	$41.6	$44.7	$37.2
Taxes	$(0.2)	$56.9	$36.5

Note 17 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the consolidated statements of operations. The components of accumulated other comprehensive loss as of December 31, 2020 and 2019 were as follows:

	Unrecognized Net Defined Benefit	Change in Fair Value of Derivatives	Foreign Currency
(In millions)	Plan Costs	Products	Translation	Total
Balance at December 31, 2018	$(15.4)	$(5.8)	$(86.8)	$(108.0)
Other comprehensive loss before reclassifications	(6.2)	(12.8)	(2.6)	(21.6)
Amounts reclassified from accumulated other comprehensive loss	(0.8)	11.7	-	10.9
Other comprehensive loss	(7.0)	(1.1)	(2.6)	(10.7)
Balance at December 31, 2019	$(22.4)	$(6.9)	$(89.4)	$(118.7)
Other comprehensive loss before reclassifications	(16.6)	0.3	54.6	38.3
Amounts reclassified from accumulated other comprehensive loss	(1.4)	22.2	—	20.8
Other comprehensive loss	(18.0)	22.5	54.6	59.1
Balance at December 31, 2020	$(40.4)	$15.6	$(34.8)	$(59.6)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the year ended December 31, 2020 were net gains of $1.0 million less taxes of $0.2 million. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the year ended December 31, 2020 were net losses of $14.5 million less taxes of $3.5 million related to foreign currency forward exchange contracts, net losses of $9.3 million less taxes of $2.2 million related to interest swaps and net losses of $5.5 million less taxes of $1.3 million related to commodity swaps.

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the year ended December 31, 2019 were $1.0 million less taxes of $0.2 million. Amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the year ended December 31, 2019 were net losses of $13.1 million less taxes of $3.0 million related to foreign currency forward exchange contracts, net gains of $1.3 million less taxes of $0.2 million related to interest swaps and net losses of $3.5 million less taxes of $0.8 million related to commodity swaps.

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the year ended December 31, 2018 were $0.7 million less taxes of $0.2 million. Amounts reclassified to earnings from the change in fair value of the derivative component of accumulated other comprehensive loss for the year ended December 31, 2018 were not significant. The 2018 amounts include $1.6 million for the reclass to retained earnings as a result of the adoption of ASU No. 2018-02, Income Statement-Reporting Comprehensive Income.

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

The following table presents financial information on our segments as of December 31, 2020, 2019 and 2018, and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-party sales
2020	$1,185.9	$316.5	$—	$1,502.4
2019	1,863.1	492.6	—	2,355.7
2018	1,770.5	418.6	—	2,189.1
Intersegment sales
2020	$53.9	$2.5	$(56.4)	$—
2019	83.4	0.8	(84.2)	—
2018	74.6	0.1	(74.7)	—
Operating income (loss)
2020	$60.7	$9.4	$(56.0)	$14.1
2019	411.3	72.0	(58.1)	425.2
2018	373.8	50.6	(53.2)	371.2
Depreciation and amortization
2020	$125.5	$15.3	$0.1	$140.9
2019	126.5	15.1	0.1	141.7
2018	113.9	9.1	0.1	123.1
Equity in earnings from affiliated companies
2020	$(0.3)	$(1.1)	$(0.2)	$(1.6)
2019	(0.3)	4.3	(0.3)	3.7
2018	—	5.6	—	5.6
Other operating expense
2020	$32.1	$9.8	$16.0	$57.9
2019	-	-	-	-
2018	-	7.7	-	7.7
Segment assets
2020	$2,382.3	$473.8	$61.7	$2,917.8
2019	2,669.6	465.2	(6.2)	3,128.6
2018	2,501.9	272.9	49.3	2,824.1
Investments in affiliated companies
2020	$2.0	$35.0	$7.7	$44.7
2019	2.2	36.1	8.2	46.5
2018	2.4	32.1	14.2	48.7
Accrual basis additions to property, plant and equipment
2020	$38.6	$3.9	$—	$42.5
2019	185.8	5.2	—	191.0
2018	173.5	5.6	—	179.1

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2020, 2019 and 2018:

(In millions)	2020	2019	2018
Net Sales by Geography (a):
United States	$792.6	$1,246.9	$1,055.9
International
France	226.1	364.3	369.8
Spain	101.5	166.6	189.5
Germany	127.1	221.3	216.0
United Kingdom	104.8	168.9	167.3
Austria	83.6	110.1	111.4
Other	66.7	77.6	79.2
Total international	709.8	1,108.8	1,133.2
Total consolidated net sales	$1,502.4	$2,355.7	$2,189.1
Net Sales to External Customers (b):
United States	$703.5	$1,083.3	$909.8
International
Germany	124.6	212.8	233.1
France	106.7	191.9	201.7
Spain	107.4	188	194.1
United Kingdom	37.7	77.4	79.0
Other	422.5	602.3	571.4
Total international	798.9	1,272.4	1,279.3
Total	$1,502.4	$2,355.7	$2,189.1
Long-lived Assets (c):
United States	$1,523.3	$1,609.2	$1,332.1
International
France	398.5	387.1	397.7
United Kingdom	144.4	151.9	146.1
Spain	57.7	57.2	56.6
Other	86.6	84.3	86.3
Total international	687.2	680.5	686.7
Total consolidated long-lived assets	$2,210.5	$2,289.7	$2,018.8

(a)	Net sales by geography based on the location in which the product sold was manufactured.
(b)	Net sales to external customers based on the location to which the product sold was delivered.
(c)

Long-lived assets primarily consist of property, plant and equipment, net and goodwill at December 31, 2020, 2019 and 2018. Also included at December 31, 2020 and 2019 are right of use assets related to operating leases.

Significant Customers and Suppliers

Approximately 33% and 39% of our 2020 and 2019 net sales, respectively, were to Airbus and its subcontractors. Of the 33% of overall sales to Airbus and its subcontractors in 2020, 30% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications. Approximately 19% and 25% of our 2020 and 2019 net sales were to Boeing and related subcontractors. Of the 19% of overall sales to Boeing and its subcontractors in 2020, 16% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications. In the Composite Materials segment approximately 13% of sales for 2020, 17% for 2019 and 16% for 2018, were to Boeing and its subcontractors. Approximately 38%, 44% and 46% of sales for 2020, 2019 and 2018, respectively were to Airbus and its subcontractors. In the Engineered Products segment approximately 40%, 55% and 63% of sales for 2020, 2019 and 2018, respectively were to Boeing and its subcontractors.                                                     .

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

Note 19 — Acquisitions

During the first quarter of 2019, we acquired all of the outstanding equity interests in ARC Technologies LLC, a leading supplier of custom RF/EMI and microwave absorbing composite materials for military, aerospace and industrial applications, for $163.2 million. This acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. In connection with the acquisition, the Company recognized $82.1 million of goodwill, and approximately $63.0 million of intangible assets which are included in our Engineered Products segment. There were no acquisitions made by the Company in 2020.

Note 20— Fair Value Measurements

The fair values of our financial instruments are classified into one of the following categories:

•

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Observable inputs other than quoted prices in active markets but corroborated by market data.
•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At December 31, 2020 and 2019, we had one liability which utilized level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $18.4 million and $14.8 million, and approximately $4.3 million and $21.7 million, respectively, at December 31, 2020 and 2019. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the consolidated balance sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•

Interest rate swap — valued using LIBOR yield curves at the reporting date. No amounts were outstanding as of December 31, 2020.  The fair value of the liabilities was $0.6 million at December 31, 2019.

•

Cross Currency and Interest Rate Swap Agreements — valued using the USD Secured Overnight Financing Rate (“SOFR”) curves and quoted forward foreign exchange prices at the reporting date. The fair value of the assets and liabilities were $0.3 million and $11.1 million at December 31, 2020. No amounts were outstanding as of December 31, 2019.

•

Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. The fair value of assets and liabilities at December 31, 2020 was $16.0 million and $2.6 million, respectively. The fair value of the assets and liabilities at December 31, 2019 was $4.3 million and $15.7 million, respectively.

•

Commodity swap agreements — valued using quoted forward commodity prices at the reporting date. The fair value of the assets and liabilities at December 31, 2020 was $2.2 million and $1.1 million, respectively. The fair value of liabilities at December 31, 2019 was $5.4 million.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in 2020 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3; During 2017, we recorded a contingent consideration liability related to our acquisition of certain assets of Oxford Performance Materials, Inc. for $2.9 million, of which the balance was $3.3 million and $3.1 million at December 31, 2020 and 2019, respectively. Changes to the initial amount recorded relates to interest accretion only. This amount was estimated based on certain contractual stipulations which requires us to make payments to the seller in the future based upon the achievement of certain results.  We used our current forecasted results of the acquired operations and discounted these future amounts using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results.

Note 21 - Quarterly Financial and Market Data (Unaudited)

Quarterly financial and market data for the years ended December 31, 2020 and 2019 were:

	First	Second	Third	Fourth
(In millions, except per share data and market price)	Quarter	Quarter	Quarter	Quarter
2020
Net sales	$541.0	$378.7	$286.9	$295.8
Gross margin	140.9	54.9	13.5	30.4
Operating income (loss)	65.7	6.4	(37.6)	(20.4)
Net income (loss)	42.4	(1.0)	9.7	(19.4)
Net income per common share:
Basic	$0.51	$(0.01)	$0.12	$(0.23)
Diluted	$0.50	$(0.01)	$0.12	$(0.23)
Market price:
High	$79.89	$47.91	$46.71	$56.00
Low	$29.51	$26.75	$32.57	$31.71
2019
Net sales	$609.9	$609.0	$572.5	$564.3
Gross margin	167.2	168.8	157.9	146.5
Operating income	102.8	115.1	109.9	97.4
Net income	72.2	80.9	80.3	73.2
Net income per common share:
Basic	$0.85	$0.95	$0.94	$0.87
Diluted	$0.84	$0.94	$0.93	$0.86
Market price:
High	$72.65	$80.88	$85.33	$80.29
Low	$56.18	$68.00	$77.01	$73.31

Note 22 — Subsequent Event

On January 28, 2021 (the “Effective Date”), we entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of June 20, 2019, by and among the Company, as borrower, the lenders party thereto and Citizens Bank, N.A., as administrative agent, as amended by the First Amendment dated September 28, 2020 (the “Credit Agreement” and as amended by the Amendment the “Amended Credit Agreement”).

Pursuant to the Amendment, certain terms of the Credit Agreement were modified for a period beginning on the Effective Date to and including March 31, 2022 (unless earlier terminated by the Company in accordance with the Amended Credit Agreement, (the “Liquidity Covenant Period”).  During the Liquidity Covenant Period, we will not be subject to a maximum leverage ratio covenant but will instead be required to maintain Liquidity (as defined in the Amended Credit Agreement) of at least $250 million.  Additionally, during such period, the Company will be subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees are increased; the incremental facility will not be available; and if the Company’s public debt rating is downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we will be required to grant liens on certain of our assets, which liens will be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s.  The Company’s current public debt rating is BBB-/Baa3.

Additionally, the Amendment provides that the Company will not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021. Finally, in connection with the Second Amendment, revolving commitments under the Amended Credit Agreement were reduced to $750 million.

Schedule II

Hexcel Corporation and Subsidiaries

Valuation and Qualifying Accounts

	Balance at
	beginning	Charged to	Deductions	Balance
(In millions)	of year	expense/(recovery)	and other	at end of year
Year Ended December 31, 2020
Allowance for doubtful accounts	$0.6	$0.1	$0.1	$0.8
Valuation allowance for deferred tax assets	44.7	(39.5)	1.7	6.9

Year Ended December 31, 2019
Allowance for doubtful accounts	$0.3	$0.3	$—	$0.6
Valuation allowance for deferred tax assets	48.8	(4.1)	0.0	44.7

Year Ended December 31, 2018
Allowance for doubtful accounts	$0.3	$1.4	$(1.4)	$0.3
Valuation allowance for deferred tax assets	54.9	(3.2)	(2.9)	48.8