Form 10-Q
period 2021-03-31
HEXCEL CORP /DE/
filed 2021-04-19
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2021
COMMON STOCK	83,772,604

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In millions)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$82.0	$103.3
Accounts receivable, net	164.4	125.4
Inventories, net	217.4	213.5
Contract assets	42.3	43.1
Prepaid expenses and other current assets	50.7	38.0
Assets held for sale	12.6	12.6
Total current assets	569.4	535.9

Property, plant and equipment	3,109.8	3,139.7
Less accumulated depreciation	(1,281.4)	(1,265.5)
Net property, plant and equipment	1,828.4	1,874.2

Goodwill and other intangible assets, net	274.4	277.8
Investments in affiliated companies	44.4	44.7
Other assets	176.9	185.2
Total assets	$2,893.5	$2,917.8

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.3	$0.9
Accounts payable	88.5	70.0
Accrued compensation and benefits	56.1	43.2
Financial instruments	2.8	3.6
Accrued liabilities	72.2	65.4
Total current liabilities	219.9	183.1

Long-term debt	912.0	925.5
Retirement obligations	52.2	53.9
Deferred income taxes	141.5	153.0
Other non-current liabilities	81.0	92.1
Total liabilities	1,406.6	1,407.6
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 109.9 shares and 109.7 shares issued at March 31, 2021 and December 31, 2020, respectively	1.1	1.1
Additional paid-in capital	861.5	849.7
Retained earnings	1,982.4	1,996.4
Accumulated other comprehensive loss	(78.7)	(59.6)
	2,766.3	2,787.6
Less – Treasury stock, at cost, 26.1 shares at March 31, 2021 and 26.1 shares at December 31, 2020, respectively.	(1,279.4)	(1,277.4)
Total stockholders' equity	1,486.9	1,510.2
Total liabilities and stockholders' equity	$2,893.5	$2,917.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2021	2020
Net sales	$310.3	$541.0
Cost of sales	257.2	400.1
Gross margin	53.1	140.9
Selling, general and administrative expenses	39.6	46.5
Research and technology expenses	11.6	14.0
Other operating expense	12.1	14.7
Operating income	(10.2)	65.7
Interest expense, net	10.3	12.0
(Loss) income before income taxes, and equity in earnings from affiliated companies	(20.5)	53.7
Income tax (benefit) expense	(7.5)	11.8
(Loss) income before equity in earnings from affiliated companies	(13.0)	41.9
Equity in (losses) earnings from affiliated companies	(1.0)	0.5
Net (loss) income	$(14.0)	$42.4
Basic net (loss) income per common share	$(0.17)	$0.51
Diluted net (loss) income per common share	$(0.17)	$0.50
Dividends per share	$-	$0.17
Weighted-average common shares:
Basic	84.0	83.7
Diluted	84.0	84.3

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2021	2020
Net (loss) income	$(14.0)	$42.4
Currency translation adjustments	(12.0)	(24.8)
Net unrealized pension and other benefit actuarial (losses) gains and prior service credits (net of tax)	(1.7)	0.9
Net unrealized losses on financial instruments (net of tax)	(5.4)	(12.7)
Total other comprehensive loss	(19.1)	(36.6)
Comprehensive (loss) income	$(33.1)	$5.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities
Net (loss) income	$(14.0)	$42.4
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	34.5	35.5
Amortization related to financing	1.5	0.3
Deferred income taxes	(8.8)	(0.6)
Equity in earnings from affiliated companies	1.1	(0.5)
Stock-based compensation	9.0	14.4
Merger and restructuring expenses, net of payments	1.5	12.6
Changes in assets and liabilities:
Increase in accounts receivable	(42.0)	(42.0)
Increase in inventories	(7.6)	(26.4)
Increase in prepaid expenses and other current assets	(6.8)	(7.6)
Increase (decrease) in accounts payable/accrued liabilities	30.2	(18.8)
Other – net	0.2	(0.7)
Net cash (used for) provided by operating activities	(1.2)	8.6

Cash flows from investing activities
Capital expenditures	(4.9)	(27.2)
Net cash used for investing activities	$(4.9)	$(27.2)

Cash flows from financing activities
Repayments of Euro term loan	-	(49.9)
Borrowing from senior unsecured credit facility - 2024	-	392.0
Repayment of senior unsecured credit facility - 2024	(14.0)	(12.0)
Repayment of finance lease obligation and other debt, net	(0.3)	(0.1)
Dividends paid	-	(14.2)
Repurchase of stock	-	(24.6)
Activity under stock plans	0.8	(6.4)
Net cash (used for) provided by financing activities	(13.5)	284.8
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(1.3)
Net (decrease) increase in cash and cash equivalents	(21.3)	264.9
Cash and cash equivalents at beginning of period	103.3	64.4
Cash and cash equivalents at end of period	$82.0	$329.3
Supplemental data:
Accrual basis additions to plant, property and equipment	$4.0	$21.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Quarter Ended March 31, 2021 and 2020

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2019	$1.1	$829.9	$1,978.9	$(118.7)	$(1,245.1)	$1,446.1
Net income	—	—	42.4	—	—	42.4
Dividends paid on common stock ($0.17 per share)	—	—	(14.2)	—	—	(14.2)
Change in other comprehensive loss – net of tax	—	—	—	(36.6)	—	(36.6)
Stock based compensation	—	15.2	—	—	(7.2)	8.0
Acquisition of treasury stock	—	—	—	—	(24.6)	(24.6)
Balance, March 31, 2020	$1.1	$845.1	$2,007.1	$(155.3)	$(1,276.9)	$1,421.1

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2020	$1.1	$849.7	$1,996.4	$(59.6)	$(1,277.4)	$1,510.2
Net loss	—	—	(14.0)	—	—	(14.0)
Dividends paid on common stock	—	—	—	—	—	-
Change in other comprehensive loss – net of tax	—	—	—	(19.1)	—	(19.1)
Stock based compensation	—	11.8	—	—	(2.0)	9.8
Acquisition of treasury stock	—	—	—	—	—	-
Balance, March 31, 2021	$1.1	$861.5	$1,982.4	$(78.7)	$(1,279.4)	$1,486.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying Condensed Consolidated Financial Statements are those of Hexcel Corporation.  Refer to Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our significant accounting policies.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the Condensed Consolidated Financial Statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations, cash flows and statement of stockholder’s equity for the interim periods presented.  The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the audited 2020 Consolidated Balance Sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K.

Investments in Affiliated Companies

We have a 50% equity investment in Aerospace Composites Malaysia Sdn. Bhd. and a 25% equity investment in HexCut Services SAS.  These investments are accounted for using the equity method of accounting.

Asset Held for sale

In early November 2020 we closed our wind energy prepeg production facility in Windsor, Colorado and as a result, certain plant assets to be sold have been recorded in “Assets held for sale” in the Condensed Consolidated Balance Sheets at both March 31, 2021 and December 31, 2020. The sale of these assets is expected to occur in the second or third quarter of 2021.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020. Adoption of this new standard did not have a significant impact to our disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which amends and aims to simplify accounting disclosure requirements regarding a number of topics including: intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements. This standard is effective for fiscal years beginning after December 15, 2020. Adoption of this new standard did not have a material impact on the Company.

Note 2 — Net (Loss) Income per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2021	2020
Basic net (loss) income per common share:
Net (loss) income	$(14.0)	$42.4
Weighted average common shares outstanding	84.0	83.7

Basic net (loss) income per common share	$(0.17)	$0.51

Diluted net (loss) income per common share:
Net (loss) income	(14.0)	42.4

Weighted average common shares outstanding — Basic	84.0	83.7
Plus incremental shares from assumed conversions:
Restricted stock units	-	0.3
Stock options	-	0.3
Weighted average common shares outstanding — Dilutive	84.0	84.3

Diluted net (loss) income per common share	$(0.17)	$0.50

Total common stock equivalents of, 1.1 million and 0.6 million, were excluded from the computation of diluted net (loss) income per share for the three months ended March 31, 2021 and 2020, respectively, because to do so would have been anti-dilutive.

Note 3 — Inventories

(In millions)	March 31, 2021	December 31, 2020
Raw materials	$93.9	$94.9
Work in progress	29.4	23.6
Finished goods	94.1	95.0
Total Inventory	$217.4	$213.5

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the three months ended March 31, 2021 and 2020 were as follows:

	Quarter Ended March 31,
(In millions)	2021	2020
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.2	$0.3
Interest cost	0.1	0.1
Net amortization	0.2	0.1
Net periodic benefit cost	$0.5	$0.5

(In millions)	March 31, 2021	December 31, 2020
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	3.8	$3.8
Other non-current liabilities	19.6	19.4
Total accrued benefit	$23.4	$23.2

	Quarter Ended March 31,
(In millions)	2021	2020
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2
Interest cost	0.5	0.9
Expected return on plan assets	(0.9)	(1.7)
Net amortization and deferral	0.3	0.1
Net periodic benefit cost (credit)	$0.1	$(0.5)

(In millions)	March 31, 2021	December 31, 2020
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$33.5	$31.5

Accrued liabilities	1.0	0.9
Other non-current liabilities	19.1	17.7
Total accrued benefit	$20.1	$18.6

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the three-month periods ended March 31, 2021 and 2020, amounts unrelated to service costs were an expense of $0.2 million and a credit of $0.5 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  We have contributed approximately $0.2 million in the first three months of 2021 to cover unfunded benefits.  We expect to contribute a total of $3.4 million in 2021 to cover unfunded benefits.  We contributed $0.1 million to our U.S. non-qualified defined benefit retirement plans during the quarter ended March 31, 2020.

We contributed $1.1 million and $1.0 million to our European defined benefit retirement plans during the three months ended March 31, 2021 and 2020, respectively.  We plan to contribute approximately $5.6 million during 2021 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.2 million and $0.2 million of net amortization gain deferral for the three months ended March 31, 2021 and 2020, respectively. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the three months ended three months ended March 31, 2021 and 2020 were immaterial.

(In millions)	March 31, 2021	December 31, 2020
Amounts recognized on the balance sheet:
Accrued liabilities	$0.4	$0.4
Other non-current liabilities	2.2	2.2
Total accrued benefit	$2.6	$2.6

Amounts contributed in connection with our postretirement plans were immaterial for both the three months ended March 31, 2021 and March 31, 2020. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.4 million in 2021 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	March 31, 2021	December 31, 2020
Current portion of finance lease	$0.3	$0.9
Current portion of debt	0.3	0.9
Senior unsecured credit facility	214.0	228.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(1.4)	(1.5)
Senior notes --- deferred financing costs	(3.4)	(3.5)
Non-current portion of finance lease and other debt	2.8	2.5
Long-term debt	912.0	925.5
Total debt	$912.3	$926.4

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

In September 2020, we amended the Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period.  On January 28, 2021, we further amended the Facility agreement (the “Second Amendment”), to provide that, from January 28, 2021 through and including March 31, 2022, we will not be subject to a maximum leverage ratio covenant but will instead be required to maintain Liquidity (as defined in the Facility Agreement) of at least $250 million. Additionally, during such period, the Company will be subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees are increased; the incremental facility will not be available; and if the Company’s public debt rating is downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we will be required to grant liens on certain of our assets, which liens will be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s.  The Company’s public debt rating as of March 31, 2021 is BB+/Baa3. In addition, the Second Amendment provides that the Company will not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021 and revolving commitments under the Facility were reduced to $750 million.  In connection with the Second Amendment, we accelerated a portion of the deferred financing costs and recognized $0.9 million in interest expense during the first quarter of 2021. As of March 31, 2021, we were in compliance with all debt covenants.

As of March 31, 2021, total borrowings under the Facility were $214 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of March 31, 2021, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $536 million. The weighted average interest rate for the Facility was 3.99% for the three months ended March 31, 2021.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for three months ended March 31, 2021 was 4.00% inclusive of approximately a 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $418.3 million at March 31, 2021.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%.  The effective interest rate for the three months ended March 31, 2021 was 4.95%. Based on quoted prices, the fair value of the senior unsecured notes due in 2025 was $326.6 million at March 31, 2021.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

Prior to January 2020, we had interest rate swaps that swap the EURIBOR on our European term loan for a fixed rate. We terminated these swaps in January 2020 when we repaid the European term loan. These interest rate swaps were designated as cash flow hedges to floating rate bank loans. The Euro swaps had final maturities dates between June 2023 and June 2024, in annual installments. The fair value of interest rate swap agreements was recorded in other assets or as a liability with a corresponding amount to other comprehensive (loss) income. At March 31, 2021, we had no interest rate swap agreements outstanding.

The Company had treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 3.95% Senior Unsecured Notes. These hedges were designated as cash flow hedges for hedge accounting purposes thus any change in fair value was recorded as a component of other comprehensive (loss) income. As part of the issuance of our 3.95% Senior Unsecured Notes, we net settled these derivatives for $10 million in cash. As a result of settling these derivatives the previously deferred gains recorded in other comprehensive (loss) income will be released to interest expense over the life of the 3.95% Senior Unsecured Notes. The effect of these treasury locks reduced the effective interest rate on these notes by approximately 0.25%.

Cross Currency and Interest Rate Swap Agreements

In November 2020 we entered into a cross currency and interest rate swap, which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the US parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million plus fixed rate interest of 1.115%.  The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million. The carrying value of the derivative at March 31, 2021 is a current asset of $2.9 million and a long-term liability of $1.2 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British pound sterling through September 2023. The aggregate notional amount of these contracts was $232.1 million and $250.3 million at March 31, 2021 and December 31, 2020, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, losses of $5.5 million were recorded in other comprehensive (loss) income for the three months ended March 31, 2021 and losses of $17.3 million for the three months ended March 31, 2020.  We classified $9.5 million of the carrying amount of these contracts as assets ($7.4 million of which was recorded in prepaid expenses and other current assets) and $2.7 million as liabilities ($0.5 million of which is recorded in non-current liabilities), on the Condensed Consolidated Balance Sheets at March 31, 2021, and $16.0 million of the carrying amount of these contracts was classified in assets ($10.7 million of which was recorded in prepaid expenses and other current assets) and $2.5 million as liabilities (less than $0.1 million of which is in other non-current liabilities) at December 31, 2020.  We recognized net gains of $1.4 million in gross margin during the three months ended March 31, 2021 and net losses of $4.4 million for the three months ended March 31, 2020.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended March 31, 2021 and 2020, we recognized net foreign exchange losses of $1.6 million and $1.0 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was $0.4 million classified in current liabilities at March 31, 2021, and $0.1 million classified in current liabilities on our Condensed Consolidated Balance Sheet at December 31, 2020.

 The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive (loss) income for the quarters ended March 31, 2021 and March 31, 2020 was as follows:

	Quarter Ended March 31,
(In millions)	2021	2020
Unrealized gains (losses) at beginning of period, net of tax	$10.6	$(8.4)
Losses reclassified to net sales	(1.1)	3.3
Decrease in fair value	(3.9)	(13.6)
Unrealized gains (losses) at end of period, net of tax	$5.6	$(18.7)

Unrealized gains of $5.2 million recorded in accumulated other comprehensive loss, less taxes of $1.1 million, as of March 31, 2021, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile).  As of March 31, 2021 we had commodity swap agreements with a notional value of $6.8 million. The swaps mature monthly through March 2022. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was an asset of $2.1 million ($2.0 million of which is in prepaid and other non-current assets) at March 31, 2021, and an asset of $2.2 million ($1.5 million of which was recorded in prepaid expenses and other current assets) and a liability of $1.1 million at December 31, 2020.

Note 7 — Income Taxes

The effective tax rate for the first quarter of 2021 was a 36.8% benefit compared to a 21.9% charge in the first quarter of 2020. The quarter ended March 31, 2021 includes a discrete tax benefit of $3.2 million from the revaluation of our deferred tax liabilities related to a favorable U.S. state tax law change. The prior period benefited from deductions associated with share-based compensation payments. The effects of the COVID-19 pandemic will continue to have an impact on the Company’s overall effective tax rate throughout 2021.

Note 8 — Fair Value Measurements

The authoritative guidance for fair value measurements establishes a hierarchy for observable and unobservable inputs used to measure fair value, into three broad levels, which are described below:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
●	Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
●	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $14.4  million and $4.6 million and $18.4 million and $14.8 million, respectively, at March 31, 2021 and December 31, 2020.  In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Condensed Consolidated Balance Sheets.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

●

Cross Currency and Interest Rate Swap Agreements — valued using the USD Secured Overnight Financing Rate curves and quoted forward foreign exchange prices at the reporting date. The fair value of the assets and liabilities were $2.9 million and $1.2 million and $0.3 million and $11.1 million, respectively at March 31, 2021 and December 31, 2020.

●

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at March 31, 2021 was $9.4 million and $3.2 million, respectively. The fair value of assets and liabilities at December 31, 2021 was $16.0 million and $2.6 million, respectively.

●

Commodity swap agreements — valued using quoted forward commodity prices at the reporting date. Fair value of the assets and liabilities at March 31, 2021 was $2.1 million and $0.2 million, respectively. The fair value of the assets and liabilities at December 31, 2020 was $2.2 million and $1.1 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended March 31, 2021 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3 — At March 31, 2021 we have a liability for $3.3 million, which represents contingent consideration that was recognized in connection with the Company’s Oxford Performance Materials, Inc. acquisition. This amount was estimated based on certain contractual stipulations which require payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results. There were no payments and the amount of interest related to this liability accreted was not material during the three months ended March 31, 2021.

Note 9 — Revenue

Our revenue is primarily derived from the sale of inventory under long-term agreements with our customers. We have determined that individual purchase orders (“PO”), whose terms and conditions taken with a master agreement, create the ASC 606 contracts which are generally short-term in nature.  For those sales which are not tied to a long-term agreement, we generate a PO that is subject to our standard terms and conditions. In instances where our customers acquire our goods related to government contracts, the contracts are typically subject to terms similar, or equal to, the Federal Acquisition Regulation Part 52.249-2.  This regulation contains a termination for convenience clause (“T for C”), which requires that the customer pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the three months ended March 31, 2021 and 2020:

	Quarter Ended March 31,
(In millions)	2021	2020
Consolidated Net Sales	$310.3	$541.0
Commercial Aerospace	147.6	362.9
Space & Defense	111.7	111.6
Industrial	51.0	66.5

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the three months ended March 31, 2021 is as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2020	$7.8	$35.3	$43.1
Net revenue billed	1.6	(2.4)	(0.8)
Balance at March 31, 2021	$9.4	$32.9	$42.3

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

Financial information for our operating segments for the three months ended March 31, 2021 and 2020 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended March 31, 2021
Net sales to external customers	$237.2	$73.1	$—	$310.3
Intersegment sales	13.2	0.6	(13.8)	—
Total sales	$250.4	$73.7	$(13.8)	$310.3
Other operating expense	12.7	(0.7)	0.1	12.1
Operating income	7.4	4.7	(22.3)	(10.2)
Depreciation and amortization	30.8	3.7	—	34.5
Stock-based compensation	0.6	0.2	8.2	9.0
Accrual basis additions to capital expenditures	3.6	0.4	—	4.0

Quarter Ended March 31, 2020
Net sales to external customers	$438.5	$102.5	$—	$541.0
Intersegment sales	24.8	0.5	(25.3)	—
Total sales	$463.3	$103.0	$(25.3)	$541.0
Other operating expense	0.6	0.3	13.8	14.7
Operating income	91.5	6.5	(32.3)	65.7
Depreciation and amortization	31.8	3.7	—	35.5
Stock-based compensation	4.7	1.2	8.5	14.4
Accrual basis additions to capital expenditures	20.2	1.7	—	21.9
(a)	We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2020	$98.7	$179.1	$277.8
Amortization Expense	0.5	1.3	1.8
Currency translation adjustments	(2.7)	(2.5)	(5.2)
Balance at March 31, 2021	$96.5	$177.9	$274.4

At March 31, 2021, the balance of goodwill and intangible assets was $191.9 million and $82.5 million, respectively.

Note 11 — Accumulated Other Comprehensive Loss

Comprehensive (loss) income represents net (loss) income and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of March 31, 2021 and December 31, 2020 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2020	$(40.4)	$15.6	$(34.8)	$(59.6)
Other comprehensive loss before reclassifications	(1.9)	6.4	(12.0)	(7.5)
Amounts reclassified from accumulated other comprehensive loss	0.2	(11.8)	-	(11.6)
Other comprehensive loss	(1.7)	(5.4)	(12.0)	(19.1)
Balance at March 31, 2021	$(42.1)	$10.2	$(46.8)	$(78.7)

(1)	Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts of net gains reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2021, were $0.1 million less taxes of less than $0.1 million. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2021 were net gains of $1.4 million less taxes of $0.3 million, for those related to foreign currency forward exchange contracts and losses of  $0.2 million less taxes of less than $0.1 million, related to commodity swaps, and net gains of $14.1 million less taxes of $3.2 million related to interest rate swaps.

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

Environmental Matters

We have been named as a potentially responsible party (“PRP”) with respect to the below and other hazardous waste disposal sites that we do not own or possess, which are included on, or proposed to be included on, the Superfund National Priority List of the U.S. Environmental Protection Agency (“EPA”) or on equivalent lists of various state governments. Because the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) allows for joint and several liability in certain circumstances, we could be responsible for all remediation costs at such sites, even if we are one of many PRPs. We believe, based on the amount and nature of our waste, and the number of other financially viable PRPs, that our liability in connection with such environmental matters will not be material.

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

In October 2016, pursuant to a settlement agreement with the EPA, Occidental Chemical Corporation (“OCC”), one of the PRPs, commenced performance of the remedial design required by the ROD, reserving its right of cost contribution from all other PRPs. In June 2018, OCC filed suit against approximately 120 parties, including Hexcel, in the U.S. District Court of the District of New Jersey seeking cost recovery and contribution under CERCLA related to the Lower Passaic River. In July 2019, the court granted in part and denied in part the defendants’ motion to dismiss. In August 2020, the court granted defendants’ motion for summary judgement for certain claims. Discovery for the remaining claims is ongoing. On February 24, 2021, Hexcel and certain other defendants filed a third-party complaint against the Passaic Valley Sewerage Commission and certain New Jersey municipalities seeking recovery of Passaic-related cleanup costs incurred by defendants, as well as contribution for any cleanup costs incurred by OCC for which the court deems the defendants liable.

The accrual related to the Lower Passaic River site was approximately $2.1 million as of March 31, 2021 and December 31, 2020. Given the uncertainty associated with the many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

   Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, our aggregate environmental related accruals were $2.3 million and $2.4 million, respectively, of which $0.3 million and $0.5 million, respectively, was included in accrued liabilities with the remainder included in other non-current liabilities.  As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at March 31, 2021 and December 31, 2020.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the quarter ended March 31, 2021, and accrued warranty cost, included in accrued liabilities in the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2020	$2.6
Warranty expense	0.2
Deductions and other	(0.3)
Balance as of March 31, 2021	$2.5

Note 13 — Other Operating Expense

We had restructuring charges of $11.9 million for the quarter ended March 31, 2021 primarily related to severance. Anticipated future cash payments as of March 31, 2021 were $15.9 million. For the quarter ended March 31, 2020, other operating expense consisted of $14.7 million of costs primarily related to the terminated merger agreement with Woodward, Inc.

		Activity for the Quarter Ended March 31, 2021
	December 31,	Restructuring		Cash		March 31,
(In Millions)	2020	Charge	FX Impact	Paid	Non-Cash	2021
Employee termination	$14.2	$10.0	$(0.6)	$(7.7)	$—	$15.9
Impairment and other	—	1.9	—	(2.7)	0.8	-
Total	$14.2	$11.9	$(0.6)	$(10.4)	$0.8	$15.9

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

We are a manufacturer of products within a single industry: Advanced Composites. We have two reportable segments: Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resin systems, prepregs and other fiber-reinforced matrix materials, and honeycomb core product lines and pultruded profiles. The Engineered Products segment is comprised of lightweight high strength composite structures, RF/EMI and microwave absorbing materials, engineered core and specialty machined honeycomb products with added functionality and 3D thermoplastic printing.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic.  The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.  In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

Our company is a sole provider for many programs, including critical defense programs. Consistent with national guidelines and with state and local orders to date, we currently continue to operate across our footprint. Notwithstanding our continued operations, COVID-19 has had and may have further negative impacts on our operations, supply chain, transportation networks and customers, all of which may continue to compress our margins, even after the preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 pandemic is a widespread public health crisis that is adversely affecting the economies and financial markets globally. The resulting economic downturn has adversely affected demand for our products and contributed to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials, which could continue for an extended period of time. The progression of the pandemic could also continue to negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

In 2020 and into the first quarter of 2021, our operations, margins and results were adversely impacted by lower demand for our products due to substantial reductions in original equipment manufacturer build rates combined with a move to reduce inventory throughout our supply chain, particularly carbon fiber. Since the outbreak began, we have seen the impacts of COVID-19 on our markets and operations, including significant decreases in air traffic, temporary shutdowns of our customers’ and suppliers’ facilities and decreased demand from our customers. In response, we have taken certain mitigating actions to align our costs with the lower sales and to preserve liquidity including eliminating approximately 35% of our global headcount, curtailing discretionary spend, and suspending dividend payments and stock repurchases. In addition, our board of directors adopted a stockholder rights plan in April 2020 in response to the extraordinary business and market dislocations resulting from the COVID-19 pandemic and the actions taken to contain it. The rights plan expired April 6, 2021 and the rights are no longer outstanding. The extent to which COVID-19 continues to adversely impact our business depends on future developments, including the timing of the global rollout of the COVID-19 vaccines, as well as any other new information concerning the effectiveness of actions taken globally to contain or mitigate its effects and the emergence and impact of new variants of COVID-19. While we expect the pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the continuing financial impact to us cannot be reasonably estimated at this time.

Net sales for the first three months of 2021 were $310.3 million, 42.6% lower (43.5% in constant currency) than the $541.0 million reported for the first three months of 2020.  Declines in demand in the Commercial Aerospace and Industrial markets drove the decrease in sales for the quarter ended March 31, 2021.

Commercial Aerospace sales of $147.6 million decreased 59.3% (59.7% in constant currency) for the quarter ended March 31, 2021 as compared to the first quarter of 2020  Sales were down significantly across all the major platforms reflecting pandemic-induced build rate reductions by the aircraft OEMs and continued supply chain destocking.

Sales to “Other Commercial Aerospace,” which includes regional and business aircraft, decreased 48.0% in the first quarter of 2021 as compared to the same period in 2020, as the global pandemic negatively impacted demand across this market sector, particularly business jets.

Space & Defense sales of $111.7 million for the quarter ended March 31, 2021 were unchanged compared to the first quarter of 2020 (decrease of 1.0% in constant currency). Strength in rotorcraft, including the CH-53K, as well as the F-35 joint strike fighter, was offset by the collective impact of a softer quarter for a number of smaller U.S. defense and space programs.

Total Industrial sales of $51.0 million for the quarter ended March 31, 2021 were down 23.3% (27.1% in constant currency) compared to the first quarter of 2020. Lower wind energy sales drove the decrease, partially offset by stronger automotive sales. Wind energy sales (the largest submarket in Industrial) experienced a decline of 42.5% in constant currency in the first quarter of 2021 compared to the first quarter of 2020.

Gross margin for the first quarter of 2021 decreased to 17.1% as compared to 26.0% for the first quarter of 2020 primarily related to the sales volume declines described above.

Selling, general and administrative and research and technology expenses for the first quarter of 2021 decreased 15.4% compared to the prior year period due primarily to global realignment actions and headcount reductions undertaken to lower our cost structure.

Other operating expense of $12.1 million for the first quarter of 2021 was primarily related to severance. Other operating expenses of $14.7 million for the first quarter of 2020 was primarily related to professional fees incurred in connection with the proposed merger with Woodward, Inc. that was subsequently terminated in April 2020.

Operating cash flow for the first quarter of 2021 was a use of $1.2 million compared to cash provided of $8.6 million in the same period in 2020 due to lower earnings partially offset by lower use of working capital.  For the first quarter of 2021, capital expenditures were $4.9 million as compared to $27.2 million in the first quarter of 2020.  Free cash flow (defined as cash provided by operating activities less capital expenditures) for the quarter ended March 31, 2021 was ($6.1) million compared to ($18.6) million in the comparable period of 2020.

Accrual basis additions to capital expenditures were $4.0 million and $21.9 million for the first three months of 2021 and 2020, respectively.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2021	2020	% Change
Net sales	$310.3	$541.0	(42.6)%
Net sales change in constant currency			(43.5)%
Operating (loss) income	$(10.2)	$65.7	(115.4)%
As a percentage of net sales	(3.3)%	12.1%
Net (loss) income	(14.0)	42.4	(132.9)%
Diluted net (loss) income per common share	$(0.17)	$0.50	(133.2)%

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

	Operating Income
	Quarter Ended March 31,
(In millions)	2021	2020
GAAP operating (loss) income	$(10.2)	$65.7
Other operating expense (a)	12.1	14.7
Adjusted operating income (non-GAAP)	$1.9	$80.4

	Quarter Ended March 31,
	2021		2020
(In millions, except per diluted share data)	Net (Loss) Income	Diluted Net (Loss) Income Per Share	Net Income	Diluted Net Income Per Share
GAAP	$(14.0)	$(0.17)	$42.4	$0.50
Other operating expense (a)	8.8	0.11	11.4	0.14
Tax benefit (b)	(3.2)	(0.04)	-	-
Adjusted (non-GAAP)	$(8.4)	$(0.10)	$53.8	$0.6

(a)	The quarter ended March 31, 2021 includes restructuring costs primarily related to severance. The quarter ended March 31, 2020 includes costs related to the terminated merger with Woodward, Inc.
(b)	The quarter ended March 31, 2021 includes a discrete tax benefit of $3.2 million from the revaluation of our deferred tax liabilities related to a favorable U.S. state tax law change.
	Quarter Ended March 31,
(In millions)	2021	2020
Net cash provided by operating activities	$(1.2)	$8.6
Less: Capital expenditures	(4.9)	(27.2)
Free cash flow (non-GAAP)	$(6.1)	$(18.6)

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the three months ended March 31, 2021 and 2020:

	Quarter Ended March 31,
(In millions)	2021	2020	% Change
Consolidated Net Sales	$310.3	$541.0	(42.6)%
Commercial Aerospace	147.6	362.9	(59.3)%
Space & Defense	111.7	111.6	0.1%
Industrial	51.0	66.5	(23.3)%

Composite Materials	$237.2	$438.5	(45.9)%
Commercial Aerospace	112.5	300.2	(62.5)%
Space & Defense	74.8	73.2	2.2%
Industrial	49.9	65.1	(23.3)%

Engineered Products	$73.1	$102.5	(28.7)%
Commercial Aerospace	35.1	62.7	(44.0)%
Space & Defense	36.9	38.4	(3.9)%
Industrial	1.1	1.4	N/M

Sales by Segment

Composite Materials: Net sales of $237.2 million in the first quarter of 2021 decreased $201.3 million from the $438.5 million in sales for the prior year quarter. Commercial Aerospace sales decreases reflect pandemic-induced build rate reductions by the aircraft OEMs and continued supply chain destocking. Space & Defense sales reflect strength in rotorcraft, including the CH-53K, as well as the F-35 joint strike fighter, offset by the collective impact of a softer quarter for a number of smaller U.S. defense and space programs. The decline in Wind energy sales was due to general lower demand and the cessation of sales in North America following a previously reported customer demand shift.

Engineered Products: Net sales of $73.1 million in the first quarter of 2021 decreased $29.4 million from the $102.5 million for the first quarter of 2020, primarily reflects pandemic-induced build rate reductions by the aircraft OEMs and continued supply chain destocking.

Sales by Market

Commercial Aerospace sales of $147.6 million decreased 59.3% (59.7% in constant currency) for the first quarter of 2021 as compared to the first quarter of 2020.  Sales were down significantly across all the major platforms reflecting pandemic-induced build rate reductions by the aircraft OEMs and continued supply chain destocking. Boeing 737 MAX sales continue to be at a low level.

Sales to “Other Commercial Aerospace,” which include regional and business aircraft, decreased 48.0% in the first quarter of 2021 as compared to the same period in 2020, as the global pandemic negatively impacted demand across this market sector, particularly business jets.

Space & Defense sales of $111.7 million were relatively flat (down 1.0% in constant currency) for the first quarter of 2021 as compared to the first quarter of 2020. Strength in rotorcraft, including the CH-53K, as well as the F-35 joint strike fighter was offset by the collective impact of a softer quarter for a number of smaller U.S. defense and space programs.

Total Industrial sales of $51.0 million for the first quarter of 2021 were down 23.3% (27.1% in constant currency) as compared to the 2020 period. Wind energy sales were down 39.9% (42.5% in constant currency) in the first quarter of 2021 as compared to the prior year period primarily due to general lower demand and the cessation of sales in North America following a previously reported customer demand shift.

Gross Margin

	Quarter Ended March 31,
(In millions)	2021	2020	% Change
Gross margin	$53.1	$140.9	(62.3)%
Percentage of sales	17.1%	26.0%

Gross margin for the first quarter of 2021 declined to 17.1% compared to 26.0% in the first quarter of 2020, as we experienced volume declines in the Commercial Aerospace and Industrial markets.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2021	2020	% Change
SG&A expense	$39.6	$46.5	(14.8)%
Percentage of sales	12.8%	8.6%

R&T expense	$11.6	$14.0	(17.1)%
Percentage of sales	3.7%	2.6%

Selling, general and administrative and research and technology expenses for the first quarter of 2021 were lower than the prior year period, reflecting tight cost control.

Operating (Loss) Income

	Quarter Ended March 31
(In millions)	2021	2020	% Change
Consolidated operating (loss) income	$(10.2)	$65.7	(115.4)%
Operating margin	(3.3)%	12.1%
Composite Materials	7.4	91.5	(91.9)%
Operating margin	3.0%	19.7%
Engineered Products	4.7	6.5	(27.7)%
Operating margin	6.4%	6.3%
Corporate & Other	(22.3)	(32.3)	(31.0)%

Operating (loss) income for the first quarters of 2021 and 2020 was $(10.2) million and $65.7 million, respectively. The decrease was driven by lower volumes in the Commercial Aerospace and Industrial markets. The quarter ended March 31, 2021 included restructuring costs of $11.9 million primarily related to severance, and the quarter ended March 31, 2020 included costs of $14.7 million primarily related to the terminated merger with Woodward, Inc.

Interest Expense, Net

	Quarter Ended March 31
(In millions)	2021	2020	% Change
Interest expense, net	$10.3	$12.0	(14.4)%

Interest expense for the first quarter ended March 31, 2021 was lower than the prior year primarily due to lower average debt levels.

Provision for Income Taxes

	Quarter Ended March 31
(In millions)	2021	2020
Income tax (benefit) expense	$(7.5)	$11.8
Effective tax rate	36.8%	21.9%

      The effective tax rate for the quarter ended March 31, 2021 was a 36.8% benefit compared to a 21.9% charge for the quarter ended March 31, 2020. The quarter ended March 31,2021 included a discrete tax benefit of $3.2 million from the revaluation of our deferred tax liabilities related to a favorable U.S. state tax law change. The prior period benefited from deductions associated with share-based compensation payments. The resulting economic downturn has adversely affected demand for our products and contributed to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials, which could continue for an extended period of time.

Financial Condition

Liquidity: Cash on hand at March 31, 2021 was $82.0 million as compared to $103.3 million at December 31, 2020. As of March 31, 2021, total debt was $912.3 million, as compared to $926.4 million at December 31, 2020.

In September 2020, we amended the Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period.  On January 28, 2021, we further amended the Facility agreement (the “Second Amendment”), to provide that, from January 28, 2021 through and including March 31, 2022, we will not be subject to a maximum leverage ratio covenant but will instead be required to maintain Liquidity (as defined in the Facility Agreement) of at least $250 million. Additionally, during such period, the Company will be subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees are increased; the incremental facility will not be available; and if the Company’s public debt rating is downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we will be required to grant liens on certain of our assets, which liens will be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s.  The Company’s debt rating as of March 31, 2021 is BB+/Baa3. In addition, the Second Amendment provides that the Company will not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021 and revolving commitments under the Facility were reduced to $750 million. As of March 31, 2021, we were in compliance with all debt covenants.

As of March 31, 2021, total borrowings under the Facility were $214 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of March 31, 2021, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $536 million. The weighted average interest rate for the Facility was 3.99% for the three months ended March 31, 2021.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility.  As of March 31, 2021, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until June 2024 when the Facility expires.

Operating Activities: Net cash used for operating activities was $1.2 million for the first quarter of 2021 as compared to net cash provided of $8.6 million for the comparable 2020 period on lower earnings partially offset by a decrease in cash used in working capital. Working capital for the three months ended March 31, 2021 was a cash use of $26.2 million compared to a use of $94.8 million in the same period in 2020.

Investing Activities: Net cash used for investing activities was $4.9 million and $27.2 million for the first quarter of 2021 and 2020, respectively, due to lower capital expenditures in the first quarter of 2021 as compared to the same period in 2020.

Financing Activities: Financing activities were a use of cash of $13.5 million in the first three months of 2021 compared to cash provided of $284.8  million in the same period in 2020.  In response to the impacts of the COVID-19 pandemic we announced in the early part of 2020 that we had suspended our dividend payments and stock repurchases. Borrowings under our Facility were higher in 2020 as we chose to draw down an additional $250 million in late March as a precautionary measure in anticipation of the impacts of the COVID-19 pandemic on our operations. In January 2020, the Company used $49.9 million to repay and terminate its European term loan. In the first quarter 2020, we also returned $38.8 million to stockholders from stock repurchases and dividends.

Financial Obligations and Commitments: The next significant scheduled debt maturity will not occur until 2024, when the Facility matures.  Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends and other factors management believes to be relevant at the time our Condensed Consolidated Financial Statements Condensed Consolidated Financial Statements are prepared.  On a regular basis, management reviews accounting policies, assumptions, estimates and judgments to ensure our financial statements are presented fairly and in accordance with U.S. GAAP.  However, because future events and their effects cannot be determined with certainty, actual results may differ from our assumptions and estimates, and such differences could be material.

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, employment and health and safety matters. We estimate and accrue our liabilities resulting from such matters based upon a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs.  We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change, such as new developments, or a change in approach, including a change in settlement strategy or in an environmental remediation plan, that could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future. For further discussion, see Note 12, Commitments and Contingencies, to the accompanying Condensed Consolidated Financial Statements of this Form 10-Q.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations with regard to the build rate of the Boeing 737 MAX following its return to service and the related impact on our revenues; (e) expectations with regard to the timing of inventory destocking resulting from the pandemic-induced decrease in customer demand; (f) expectations of composite content on new commercial aircraft programs and our share of those requirements; (g) expectations regarding revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (h) expectations regarding sales for wind energy, recreation, automotive and other industrial applications; (i) expectations regarding working capital trends and expenditures and inventory levels; (j) expectations as to the level of capital expenditures and completion of capacity expansions and qualification of new products; (k) expectations regarding our ability to maintain and improve margins in view of the pandemic-induced economic environment; (l) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations or government policies; (m) our projections regarding our tax rate; (n) expectations with regard to the continued impact of the COVID-19 pandemic on worldwide air travel and aircraft programs, as well as on our customers and suppliers and, in turn, on our operations and financial results; and (o) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2021 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different.  Such factors include, but are not limited to, the following: the impact of the COVID-19 pandemic (including continued disruption in global financial markets, ongoing restrictions on movement and travel, employee absenteeism and reduced demand for air travel) on the operations, business and financial condition of Hexcel and its customers and suppliers; reductions in sales to any significant customers, particularly Airbus or Boeing, including reduction in revenue related to the timing of ramp-up of production of the Boeing 737 MAX, as well as due to the impact of the COVID-19 pandemic; our ability to effectively adjust production and inventory levels to align with customer demand; inability to effectively motivate, retain and hire necessary workforce; our ability to successfully implement or realize our business strategies, plans and objectives of management, including any restructuring or alignment activities in which we may engage; timing of inventory destocking caused by the COVID-19 pandemic; changes in sales mix; changes in current pricing and cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; availability and cost of raw materials; supply chain disruptions; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; cybersecurity breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions, including, but not limited to, the effect of change in global trade policies and the impact of the exit of the U.K. from the European Union; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports we file with the SEC. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption “Risk Factors” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as in Item 1A. “Risk Factors” of this Form 10-Q.  We do not undertake any obligation to update our forward-looking statements or risk factors to reflect future events or circumstances, except as otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Except for the continued broad effects of COVID-19, there have been no material changes in market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2021, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 12 on pages 15 through 16 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. There have been no material changes in the Company’s risk factors from the aforementioned Form 10-K, except that our stockholder rights plan expired on April 6, 2021 and, accordingly, the risk factor entitled “The short-term rights agreement that we entered into in 2020 could discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.” is no longer applicable.

ITEMS 2, 3, 4 and 5 are not applicable, and therefore have been omitted.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1

Second Amendment to Credit Agreement, dated as of January 28, 2021, by and among Hexcel Corporation, the lenders party thereto, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 28, 2021).*

10.2

Form of Restricted Stock Unit Agreement for Executive Officers (2021) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).**

10.3

Form of Performance Based Award Agreement for Executive Officers (2021) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).**

10.4	Form of Option Agreement for Executive Officers (2021) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).**
10.5

Form of Restricted Stock Unit Agreement for Non-U.S. Executive Officers (2021) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).**

10.6

Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2021) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).**

10.7	Form of Option Agreement for Non-U.S. Executive Officers (2021) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).**
10.8

Form of Restricted Stock Unit Agreement for Non-Employee Directors (Non-Deferred Retainer Grant) (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).**

10.9

Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferred Retainer Grant) (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).**

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

*Schedules and exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Company will provide a copy of any omitted schedule or exhibit to the Securities and Exchange Commission or its staff upon request.

** Indicates management contract or compensatory plan or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hexcel Corporation

April 19, 2021	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer