Form 10-Q
period 2021-06-30
HEXCEL CORP /DE/
filed 2021-07-26
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2021
COMMON STOCK	83,849,259

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In millions)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$115.3	$103.3
Accounts receivable, net	168.7	125.4
Inventories, net	232.4	213.5
Contract assets	40.5	43.1
Prepaid expenses and other current assets	49.8	38.0
Assets held for sale	12.6	12.6
Total current assets	619.3	535.9

Property, plant and equipment	3,122.3	3,139.7
Less accumulated depreciation	(1,321.3)	(1,265.5)
Net property, plant and equipment	1,801.0	1,874.2

Goodwill and other intangible assets, net	273.2	277.8
Investments in affiliated companies	43.4	44.7
Other assets	180.5	185.2
Total assets	$2,917.4	$2,917.8

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.9	$0.9
Accounts payable	86.8	70.0
Accrued compensation and benefits	65.1	43.2
Financial instruments	1.1	3.6
Accrued liabilities	81.7	65.4
Total current liabilities	235.6	183.1

Long-term debt	904.5	925.5
Retirement obligations	52.4	53.9
Deferred income taxes	143.1	153.0
Other non-current liabilities	79.0	92.1
Total liabilities	1,414.6	1,407.6
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 110.0 shares and 109.7 shares issued at June 30, 2021 and December 31, 2020, respectively	1.1	1.1
Additional paid-in capital	869.7	849.7
Retained earnings	1,984.6	1,996.4
Accumulated other comprehensive loss	(73.2)	(59.6)
	2,782.2	2,787.6
Less – Treasury stock, at cost, 26.1 shares at June 30, 2021 and 26.1 shares at December 31, 2020.	(1,279.4)	(1,277.4)
Total stockholders' equity	1,502.8	1,510.2
Total liabilities and stockholders' equity	$2,917.4	$2,917.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Net sales	$320.3	$378.7	$630.6	$919.7
Cost of sales	258.4	323.8	515.6	723.9
Gross margin	61.9	54.9	115.0	195.8
Selling, general and administrative expenses	31.1	24.1	70.7	70.6
Research and technology expenses	11.5	11.3	23.1	25.3
Other operating expense	3.1	13.1	15.2	27.8
Operating income	16.2	6.4	6.0	72.1
Interest expense, net	9.3	10.7	19.6	22.7
Income (loss) before income taxes, and equity in earnings from affiliated companies	6.9	(4.3)	(13.6)	49.4
Income tax expense (benefit)	4.0	(3.6)	(3.5)	8.2
Income (loss) before equity in earnings from affiliated companies	2.9	(0.7)	(10.1)	41.2
Equity in (losses) earnings from affiliated companies	(0.7)	(0.3)	(1.7)	0.2
Net income (loss)	$2.2	$(1.0)	$(11.8)	$41.4
Basic net income (loss) per common share	$0.03	$(0.01)	$(0.14)	$0.49
Diluted net income (loss) per common share	$0.03	$(0.01)	$(0.14)	$0.49
Weighted-average common shares:
Basic	84.1	83.7	84.0	83.7
Diluted	84.7	83.7	84.0	84.1

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$2.2	$(1.0)	$(11.8)	$41.4
Currency translation adjustments	4.2	8.8	(7.8)	(16.0)
Net unrealized pension and other benefit actuarial (losses) gains and prior service credits (net of tax)	(0.2)	(0.1)	(1.9)	0.8
Net unrealized gains (losses) on financial instruments (net of tax)	1.5	8.6	(3.9)	(4.1)
Total other comprehensive income (loss)	5.5	17.3	(13.6)	(19.3)
Comprehensive income (loss)	$7.7	$16.3	$(25.4)	$22.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities
Net (loss) income	$(11.8)	$41.4
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	68.7	70.4
Amortization related to financing	2.1	0.5
Deferred income taxes	(10.7)	(0.1)
Equity in earnings from affiliated companies	1.7	(0.2)
Stock-based compensation	13.3	12.7
Merger and restructuring expenses, net of payments	(2.5)	7.6
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(45.9)	34.3
(Increase) decrease in inventories	(21.8)	14.6
Increase in prepaid expenses and other current assets	(2.6)	(5.7)
Increase (decrease) in accounts payable/accrued liabilities	50.7	(95.2)
Other – net	(2.3)	(6.7)
Net cash provided by operating activities	38.9	73.6

Cash flows from investing activities
Capital expenditures	(9.2)	(40.4)
Net cash used for investing activities	(9.2)	(40.4)

Cash flows from financing activities
Repayments of Euro term loan	-	(49.9)
Borrowing from senior unsecured credit facility - 2024	-	392.0
Repayment of senior unsecured credit facility - 2024	(21.0)	(137.0)
Repayment of finance lease obligation and other debt, net	(0.4)	(0.2)
Dividends paid	-	(14.2)
Repurchase of stock	-	(24.6)
Activity under stock plans	4.8	(5.2)
Net cash (used for) provided by financing activities	(16.6)	160.9
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(1.3)
Net increase in cash and cash equivalents	12.0	192.8
Cash and cash equivalents at beginning of period	103.3	64.4
Cash and cash equivalents at end of period	$115.3	$257.2
Supplemental data:
Accrual basis additions to plant, property, and equipment	$7.8	$33.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months ended June 30, 2021, and June 30, 2020

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2019	$1.1	$829.9	$1,978.9	$(118.7)	$(1,245.1)	$1,446.1
Net income	—	—	42.4	—	—	42.4
Dividends paid on common stock ($0.17 per share)	—	—	(14.2)	—	—	(14.2)
Change in other comprehensive income (loss)– net of tax	—	—	—	(36.6)	—	(36.6)
Stock based compensation	—	15.2	—	—	(7.2)	8.0
Acquisition of treasury stock	—	—	—	—	(24.6)	(24.6)
Balance, March 31, 2020	$1.1	$845.1	$2,007.1	$(155.3)	$(1,276.9)	$1,421.1
Net loss	—	—	(1.0)	—	—	(1.0)
Dividends paid on common stock	—	—	—	—	—	—
Change in other comprehensive income (loss)– net of tax	—	—	—	17.3	—	17.3
Stock based compensation	—	(0.5)	—	—	—	(0.5)
Balance, June 30, 2020	$1.1	$844.6	$2,006.1	$(138.0)	$(1,276.9)	$1,436.9

		Additional	Accumulated	Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2020	$1.1	$849.7	$1,996.4	$(59.6)	$(1,277.4)	$1,510.2
Net loss	—	—	(14.0)	—	—	(14.0)
Dividends paid on common stock	—	—	—	—	—	—
Change in other comprehensive income (loss)– net of tax	—	—	—	(19.1)	—	(19.1)
Stock based compensation	—	11.8	—	—	(2.0)	9.8
Balance, March 31, 2021	$1.1	$861.5	$1,982.4	$(78.7)	$(1,279.4)	$1,486.9
Net income	—	—	2.2	—	—	2.2
Dividends paid on common stock	—	—	—	—	—	—
Change in other comprehensive income (loss)– net of tax	—	—	—	5.5	—	5.5
Stock based compensation	—	8.2	—	—	—	8.2
Balance, June 30, 2021	$1.1	$869.7	$1,984.6	$(73.2)	$(1,279.4)	$1,502.8

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations, cash flows and statement of stockholders’ equity for the interim periods presented.  The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the audited 2020 consolidated balance sheet.  Interim results are not necessarily indicative of results expected for any other interim period or for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K.

Investments in Affiliated Companies

We have a 50% equity investment in Aerospace Composites Malaysia Sdn. Bhd. and a 25% equity investment in HexCut Services SAS.  These investments are accounted for using the equity method of accounting.

Assets Held for Sale

In early November 2020 we closed our wind energy prepeg production facility in Windsor, Colorado and as a result, certain plant assets to be sold have been recorded in “Assets held for sale” in the Condensed Consolidated Balance Sheets at both June 30, 2021 and December 31, 2020. The sale of these assets is expected to occur in the third quarter of 2021.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020. Adoption of this new standard did not have a significant impact to our disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which amends and aims to simplify accounting disclosure requirements regarding a number of topics including intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, amongst other improvements. This standard is effective for fiscal years beginning after December 15, 2020. Adoption of this new standard did not have a material impact on the Company.

Note 2 — Net Income (Loss) Per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Basic net income (loss) per common share:
Net income (loss)	$2.2	$(1.0)	$(11.8)	$41.4
Weighted average common shares outstanding	84.1	83.7	84.0	83.7

Basic net income (loss) per common share	$0.03	$(0.01)	$(0.14)	$0.49

Diluted net income (loss) per common share:
Net income (loss)	2.2	(1.0)	(11.8)	41.4

Weighted average common shares outstanding — Basic	84.1	83.7	84.0	83.7
Plus incremental shares from assumed conversions:
Restricted stock units	0.3	—	—	0.2
Stock options	0.3	—	—	0.2
Weighted average common shares outstanding — Dilutive	84.7	83.7	84.0	84.1

Diluted net income (loss) per common share	$0.03	$(0.01)	$(0.14)	$0.49

Total common stock equivalents of 0.7 million and 1.6 million were excluded from the computation of diluted net income (loss) per share for the quarter ended June 30, 2021 and 2020, respectively, because to do so would have been anti-dilutive. Total common stock equivalents of 1.1 million and 0.8 million were excluded from the computation of diluted net income (loss) per share for the six months ended June 30, 2021 and 2020, respectively, because to do so would have been anti-dilutive.

Note 3 — Inventories

(In millions)	June 30, 2021	December 31, 2020
Raw materials	$107.1	$94.9
Work in progress	35.6	23.6
Finished goods	89.7	95.0
Total Inventory	$232.4	$213.5

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarter and six months ended June 30, 2021 and 2020 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.5	$0.6
Interest cost	-	0.1	0.1	0.2
Net amortization	0.2	0.1	0.4	0.2
Net periodic benefit cost	$0.5	$0.5	$1.0	$1.0

(In millions)	June 30, 2021	December 31, 2020
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$3.8	$3.8
Other non-current liabilities	19.7	19.4
Total accrued benefit	$23.5	$23.2

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
European Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.5	$0.5
Interest cost	0.6	0.8	1.1	1.7
Expected return on plan assets	(0.9)	(1.7)	(1.8)	(3.4)
Net amortization and deferral	0.2	0.1	0.5	0.2
Net periodic benefit cost (credit)	$0.2	$(0.5)	$0.3	$(1.0)

(In millions)	June 30, 2021	December 31, 2020
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$34.8	$31.5

Accrued liabilities	1.6	0.9
Other non-current liabilities	19.1	17.7
Total accrued benefit	$20.6	$18.6

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the quarters ended June 30, 2021 and 2020, amounts unrelated to service costs were a charge of $0.1 million and a benefit of $0.6 million, respectively. For the six months ended June 30, 2021 and 2020, amounts unrelated to service costs were a charge of $0.3 million and a benefit of $1.1 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred.  We contributed approximately $0.3 million in the first six months of 2021 to cover unfunded benefits.  We expect to contribute a total of $3.4 million in 2021 to cover unfunded benefits.  We contributed $0.3 million to our U.S. non-qualified defined benefit retirement plans during the first six months of 2020.

We contributed $2.2 million and $1.9 million to our European defined benefit retirement plans during the six months ended June 30, 2021 and 2020, respectively. We plan to contribute approximately $5.6 million during 2021 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.2 million of net amortization gain deferral for both the quarters ended June 30, 2021 and 2020, and $0.4 million for both the six months ended June 30, 2021 and 2020. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and six months ended June 30, 2021 and 2020 were immaterial.

(In millions)	June 30, 2021	December 31, 2020
Amounts recognized on the balance sheet:
Accrued liabilities	$0.4	$0.4
Other non-current liabilities	2.2	2.2
Total accrued benefit	$2.6	$2.6

Amounts contributed in connection with our postretirement plans were immaterial for both the six months ended June 30, 2021 and 2020. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.4 million in 2021 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	June 30, 2021	December 31, 2020
Current portion of finance lease	$0.9	$0.9
Current portion of debt	0.9	0.9
Senior unsecured credit facility	207.0	228.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(1.3)	(1.5)
Senior notes --- deferred financing costs	(3.2)	(3.5)
Non-current portion of finance lease and other debt	2.0	2.5
Long-term debt	904.5	925.5
Total debt	$905.4	$926.4

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

In September 2020, we amended the Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period.  On January 28, 2021, we further amended the Facility agreement (the “Second Amendment”) to provide that, from January 28, 2021 through and including March 31, 2022, we will not be subject to a maximum leverage ratio covenant but will instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Additionally, during such period, the Company will be subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees are increased; the incremental facility will not be available; and if the Company’s public debt rating is downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we will be required to grant liens on certain of our assets, which liens will be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s.  The Company’s public debt rating as of June 30, 2021 is BB+/Baa3. In addition, the Second Amendment provides that the Company will not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021 and revolving commitments under the Facility were reduced to $750 million.  In connection with the Second Amendment, we accelerated a portion of the deferred financing costs and recognized $0.9 million in interest expense during the first quarter of 2021. As of June 30, 2021, we were in compliance with all debt covenants.

As of June 30, 2021, total borrowings under the Facility were $207 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of June 30, 2021, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $543 million. The weighted average interest rate for the Facility was 4.04% for the six months ended June 30, 2021.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for six months ended June 30, 2021 was 4.06% inclusive of approximately a 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $428.0 million at June 30, 2021.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%.  The effective interest rate for the six months ended June 30, 2021 was 5.01%. Based on quoted prices, the fair value of the senior unsecured notes due in 2025 was $330.2 million at June 30, 2021.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

At June 30, 2021 and December 31, 2020, we had no interest rate swap agreements outstanding.

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

Cross Currency and Interest Rate Swap Agreements

In November 2020, we entered into a cross currency and interest rate swap, which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million plus fixed rate interest of 1.115%.  The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million. The carrying value of the derivative at June 30, 2021 is a current asset of $1.7 million and a long-term liability of $3.2 million

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British pound sterling through December 2023. The aggregate notional amount of these contracts was $222.5 million and $250.3 million at June 30, 2021 and December 31, 2020, respectively.  The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates.  The effective portion of the hedges, gains of $1.5 million and losses of $3.9 million. were recorded in other comprehensive (loss) income for the quarter and six months ended June 30, 2021, respectively, and gains of $2.8 and losses of $14.5 million were recorded for the quarter and six months ended June 30, 2020, respectively.  We classified $7.9 million of the carrying amount of these contracts as assets ($6.7 million of which was recorded in prepaid expenses and other current assets) and $1.6 million as liabilities ($0.6 million of which is recorded in non-current liabilities) on the Condensed Consolidated Balance Sheets at June 30, 2021. $16.0 million of the carrying amount of these contracts was classified in assets ($10.7 million of which was recorded in prepaid expenses and other current assets) and $2.5 million as liabilities (less than $0.1 million of which is in other non-current liabilities) at December 31, 2020.  We recognized net gains of $1.9 million and $3.3 million in gross margin during the quarter and six months ended June 30, 2021, respectively, and net losses of $5.7 million and $10.1 million for the quarter and six months ended June 30, 2020, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarter and six months ended June 30, 2021, we recognized net foreign exchange gains of $0.5 million and losses of $1.1 million, respectively, in the Condensed Consolidated Statements of Operations. During the quarter and six months ended June 30, 2020, we recognized net foreign exchange losses of $0.7 million and $1.7 million, respectively. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was $0.1 million classified in current liabilities at June 30, 2021, and $0.1 million classified in current liabilities on our Condensed Consolidated Balance Sheet at December 31, 2020.

 The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive (loss) income for the quarters and six months ended June 30, 2021 and June 30, 2020 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Unrealized gains (losses) at beginning of period, net of tax	$5.6	$(18.7)	$10.6	$(8.4)
(Gains) losses reclassified to net sales	(1.5)	4.4	(2.5)	7.7
Increase (decrease) in fair value	1.2	2.0	(2.8)	(11.6)
Unrealized gains (losses) at end of period, net of tax	$5.3	$(12.3)	$5.3	$(12.3)

   Unrealized gains of $5.8 million recorded in accumulated other comprehensive loss, less taxes of $1.3 million, as of June 30, 2021, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile).  As of June 30, 2021, we had commodity swap agreements with a notional value of $7.3 million. The swaps mature monthly through December 2022. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was an asset of $3.9 million ($3.7 million of which was recorded in prepaid expenses and other current assets) at June 30, 2021, and an asset of $2.2 million ($1.5 million of which was recorded in prepaid expenses and other current assets) and a liability of $1.1 million at December 31, 2020.

Note 7 — Income Taxes

The effective tax rate for the quarter ended June 30, 2021 was 58.0% and included a discrete tax charge of $2.7 million related to the remeasurement of the net deferred tax liability in a foreign jurisdiction as a result of a change in tax rate. The effective tax rate for the six months ended June 30, 2021 was 25.7% and included a discrete tax benefit of $3.2 million resulting from the revaluation of deferred tax liabilities related to a favorable U.S. state tax law change in addition to the $2.7 million discrete tax charge previously mentioned. The tax benefit for the quarter ended June 30, 2020 was $3.6 million and included a $2.7 million benefit primarily related to the release of reserves of unrecognized tax benefits as a result of tax audit settlements The effective tax rate was 16.5% for the first six months of 2020, including the $2.7 million benefit.

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was $13.5 million and $4.9 million, respectively, at June 30, 2021 and $18.4 million and $14.8 million, respectively, at December 31, 2020.  In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Condensed Consolidated Balance Sheets.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

●

Cross Currency and Interest Rate Swap Agreements — valued using the USD Secured Overnight Financing Rate curves and quoted forward foreign exchange prices at the reporting date. The fair value of the assets and liabilities were $1.7 million and $3.2 million, respectively, at June 30, 2021 and $0.3 million and $11.1 million, respectively, at December 31, 2020.

●

Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at June 30, 2021 was $7.9 million and $1.7 million, respectively. The fair value of assets and liabilities at December 31, 2020 was $16.0 million and $2.6 million, respectively.

●

Commodity swap agreements — valued using quoted forward commodity prices at the reporting date. Fair value of the assets at June 30, 2021 was $3.9 million. The fair value of the assets and liabilities at December 31, 2020 was $2.2 million and $1.1 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2021 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3 — At June 30, 2021 we had a liability for $0.4 million, which represented contingent consideration that was recognized in connection with the Company’s Oxford Performance Materials, Inc. acquisition. This amount was estimated based on certain contractual stipulations which require payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results.

Note 9 — Revenue

Our revenue is primarily derived from the sale of inventory under long-term contracts with our customers. We have determined that individual purchase orders (“PO”), the terms and conditions of which are taken with a master agreement, create the ASC 606 contracts which are generally short-term in nature.  For those sales that are not tied to a long-term agreement, we generate a PO that is subject to our standard terms and conditions. In instances where our customers acquire our goods related to government contracts, the contracts are typically subject to terms similar, or equal to, the Federal Acquisition Regulation Part 52.249-2.  This regulation contains a termination for convenience clause (“T for C”), which requires that the customer pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit.

We recognize revenue over time for those agreements that have T for C, and where the products being produced have no alternative use.  As our production cycle is typically six months or less, it is expected that goods related to the revenue recognized over time will be shipped and billed within the next twelve months. Less than half of our agreements contain provisions which would require revenue to be recognized over time. All other revenue is recognized at a point in time.

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the quarters and six months ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Consolidated Net Sales	$320.3	$378.7	$630.6	$919.7
Commercial Aerospace	153.7	203.9	301.3	566.8
Space & Defense	106.9	108.4	218.6	220.0
Industrial	59.7	66.4	110.7	132.9

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the six months ended June 30, 2021 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2020	$7.8	$35.3	$43.1
Net revenue billed	1.6	(2.4)	(0.8)
Balance at March 31, 2021	$9.4	$32.9	$42.3
Net revenue billed	(1.8)	—	(1.8)
Balance at June 30, 2021	$7.6	$32.9	$40.5

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

Financial information for our operating segments for the quarters and six months ended June 30, 2021 and 2020 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Second Quarter 2021
Net sales to external customers	$240.9	$79.4	$—	$320.3
Intersegment sales	14.6	0.8	(15.4)	—
Total sales	$255.5	$80.2	$(15.4)	$320.3
Other operating expense	2.8	0.2	0.1	3.1
Operating income (loss)	24.5	5.9	(14.2)	16.2
Depreciation and amortization	30.5	3.6	0.1	34.2
Stock-based compensation	0.8	0.1	3.4	4.3
Accrual basis additions to capital expenditures	3.4	0.4	—	3.8

Second Quarter 2020
Net sales to external customers	$306.2	$72.5	$—	$378.7
Intersegment sales	15.4	0.4	(15.8)	—
Total sales	$321.6	$72.9	$(15.8)	$378.7
Other operating expense	8.5	2.4	2.2	13.1
Operating income (loss)	20.1	(0.5)	(13.2)	6.4
Depreciation and amortization	30.8	4.0	0.1	34.9
Stock-based compensation	(0.3)	(0.1)	(1.3)	(1.7)
Accrual basis additions to capital expenditures	10.5	1.0	—	11.5

Six Months Ended June 30, 2021
Net sales to external customers	$478.1	$152.5	$—	$630.6
Intersegment sales	27.8	1.4	(29.2)	—
Total sales	$505.9	$153.9	$(29.2)	$630.6
Other operating expense	15.5	(0.5)	0.2	15.2
Operating income (loss)	31.9	10.6	(36.5)	6.0
Depreciation and amortization	61.3	7.3	0.1	68.7
Stock-based compensation	1.4	0.3	11.6	13.3
Accrual basis additions to capital expenditures	7.0	0.8	—	7.8

Six Months Ended June 30, 2020
Net sales to external customers	$744.7	$175.0	$—	$919.7
Intersegment sales	40.2	0.9	(41.1)	—
Total sales	$784.9	$175.9	$(41.1)	$919.7
Other operating expense	9.1	2.7	16.0	27.8
Operating income (loss)	111.6	6.0	(45.5)	72.1
Depreciation and amortization	62.6	7.7	0.1	70.4
Stock-based compensation	4.4	1.1	7.2	12.7
Accrual basis additions to capital expenditures	30.7	2.7	—	33.4

(a)	We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2020	$98.7	$179.1	$277.8
Amortization expense	(1.0)	(2.5)	(3.5)
Currency translation adjustments	(1.1)	—	(1.1)
Balance at June 30, 2021	$96.6	$176.6	$273.2

At June 30, 2021, the balance of goodwill and intangible assets was $192.3 million and $80.9 million, respectively.

Note 11 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of June 30, 2021 and December 31, 2020 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2020	$(40.4)	$15.6	$(34.8)	$(59.6)
Other comprehensive (loss) income before reclassifications	(2.1)	7.1	(7.8)	(2.8)
Amounts reclassified from accumulated other comprehensive loss	0.2	(11.0)	—	(10.8)
Other comprehensive loss	(1.9)	(3.9)	(7.8)	(13.6)
Balance at June 30, 2021	$(42.3)	$11.7	$(42.6)	$(73.2)

(1)	Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts of net losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the quarter and six months ended June 30, 2021, were less than $0.1 million less taxes of under $0.1 million and $0.2 million less taxes of $0.1 million, respectively. The amounts reclassified to earnings from the change in fair value of the derivatives products component of accumulated other comprehensive loss for the quarter and six months ended June 30, 2021 were net gains of $1.9 million less taxes of $0.4 million and $3.3 million less taxes of $0.7 million, respectively, for those related to foreign currency forward exchange contracts and gains of $0.9 million less taxes of $0.2 million and $0.7 million less taxes of $0.2 million, respectively, related to commodity swaps. We also recorded net losses of $3.8 million less taxes of $0.9 million and net gains of $10.3 million less taxes of under $2.4 million related to interest rate derivatives, in the three and six month periods ended June 30, 2021, respectively.

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

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the Lower Passaic River at an expected cost ranging from $0.97 billion to $2.07 billion. This estimate does not include any costs related to a future remedy for the upper nine miles of the Lower Passaic River. In August 2017, the EPA appointed an independent third-party allocation expert to make recommendations on the relative liability of approximately 120 identified non-government PRPs.   In December 2020, the allocator issued its non-binding report on PRP liability (including Hexcel’s) to the EPA, which did not result in any change to Hexcel’s accrual for the Passaic matter. We do not know to what extent, if at all, this non-binding report will impact the ultimate outcome of the matter.

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

The accrual related to the Lower Passaic River site was approximately $2.1 million as of June 30, 2021 and December 31, 2020. Given the uncertainty associated with the many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

   Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, our aggregate environmental related accruals were $2.3 million and $2.4 million, respectively, of which $0.2 million and $0.5 million, respectively, was included in accrued liabilities with the remainder included in other non-current liabilities.  As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.  If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at June 30, 2021 and December 31, 2020.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the six months ended June 30, 2021, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2020	$2.6
Warranty expense	0.2
Deductions and other	(0.3)
Balance as of March 31, 2021	$2.5
Warranty expense	(0.5)
Deductions and other	(0.2)
Balance as of June 30, 2021	$1.8

Note 13 — Other Operating Expense

We recognized restructuring charges of $5.6 million and $17.5 million for the quarter and six months ended June 30, 2021, respectively, primarily related to severance and asset impairments. Anticipated future cash payments as of June 30, 2021 were $12.5 million. For both the quarter and six months ended June 30, 2021, other operating expenses also included a benefit related to the reduction of a contingent liability.

For the quarter ended June 30, 2020, we recognized a restructuring charge of $13.1 million primarily related to the job reductions. During the six months ended 2020, other operating expense also included $14.7 million of costs primarily related to the terminated merger agreement with Woodward, Inc.

		Activity for the Quarter Ended June 30, 2021
	March 31,	Restructuring		Cash		June 30,
(In Millions)	2021	Charge	FX Impact	Paid	Non-Cash	2021
Employee termination	$15.9	$0.7	$0.3	$(4.4)	$—	$12.5
Impairment and other	—	4.9	—	(0.8)	(4.1)	-
Total	$15.9	$5.6	$0.3	$(5.2)	$(4.1)	$12.5

		Activity for the Six Months Ended June 30, 2021
	December 31,	Restructuring		Cash		June 30,
(In Millions)	2020	Charge	FX Impact	Paid	Non-Cash	2021
Employee termination	$14.2	$10.7	$(0.3)	$(12.1)	$—	$12.5
Impairment and other	—	6.8	—	(3.5)	(3.3)	-
Total	$14.2	$17.5	$(0.3)	$(15.6)	$(3.3)	$12.5

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

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic.  The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.  In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. While some of these measures have been lightened or removed, the impacts of the COVID-19 impact continue to be unpredictable and, in some cases, previously lifted measures have been reimplemented or new measures imposed as continued sporadic outbreaks of COVID-19 cases occur in various part of the world.

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

In 2020 and into the first half of 2021, our operations, margins and results were adversely impacted by lower demand for our products due to substantial reductions in original equipment manufacturer (“OEM”) build rates combined with a move to reduce inventory throughout our supply chain, particularly carbon fiber. Since the pandemic began, we have seen the impacts of COVID-19 on our markets and operations, including significant decreases in air traffic, temporary shutdowns of our customers’ and suppliers’ facilities and decreased demand from our customers. In response, we have taken certain mitigating actions to align our costs with the lower sales and to preserve liquidity including eliminating approximately 35% of our global headcount, curtailing discretionary spend, and suspending dividend payments and stock repurchases. In addition, our board of directors adopted a stockholder rights plan in April 2020 in response to the extraordinary business and market dislocations resulting from the COVID-19 pandemic and the actions taken to contain it. The rights plan expired April 6, 2021 and the rights are no longer outstanding. The extent to which COVID-19 continues to adversely impact our business depends on future developments, including the timing of the global rollout of the COVID-19 vaccines and their effectiveness against new variants of COVID-19, as well as any other new information concerning the effectiveness of actions taken globally to contain or mitigate its effects and the emergence and impact of new variants of COVID-19. While we expect the pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the continuing financial impact to us cannot be reasonably estimated at this time.

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2021	2020	% Change	2021	2020	% Change
Net sales	$320.3	$378.7	(15.4)%	$630.6	$919.7	(31.4)%
Net sales change in constant currency			(16.7)%			(32.5)%
Operating income	$16.2	$6.4	153.1%	$6.0	$72.1	(91.7)%
As a percentage of net sales	5.1%	1.7%		1.0%	7.8%
Net income (loss)	2.2	(1.0)	N/M	(11.8)	41.4	(128.5)%
Diluted net (loss) income per common share	$0.03	$(0.01)	N/M	$(0.14)	$0.49	(128.6)%

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

	Operating Income
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
GAAP operating income	$16.2	$6.4	$6.0	$72.1
Other operating expense (a)	3.1	13.1	15.2	27.8
Adjusted operating income (non-GAAP)	$19.3	$19.5	$21.2	$99.9

	Quarter Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net (Loss) Income	Diluted Net (Loss) Income Per Share	Net (Loss) Income	Diluted Net (Loss) Income Per Share	Net Income (Loss)	Diluted Net Income (Loss) Per Share
GAAP net income (loss)	$2.2	$0.03	$(1.0)	$(0.01)	$(11.8)	$(0.14)	$41.4	$0.49
Other operating expense (a)	2.2	0.02	10.1	0.12	11.0	0.13	21.5	0.26
Tax expense (benefit) (b)	2.7	0.03	(2.7)	(0.03)	(0.5)	(0.01)	(2.7)	(0.03)
Adjusted net income (loss) (non-GAAP)	$7.1	$0.08	$6.4	$0.08	$(1.3)	$(0.02)	$60.2	$0.72

(a)

The quarter and six months ended June 30, 2021 included restructuring costs primarily related to severance as well as a benefit related to the reduction of a contingent liability. The quarter ended June 30, 2020 included restructuring costs primarily related to job reductions and the six months ended June 30, 2020 also included costs related to the terminated merger with Woodward, Inc.

(b)

The quarter ended June 30, 2021 included a discrete tax charge of $2.7 million related to the remeasurement of the net deferred tax liability in a foreign jurisdiction as a result of a change in tax rate. The six months ended June 30, 2021 included a discrete tax benefit of $3.2 million from the revaluation of our deferred tax liabilities related to a favorable U.S. state tax law change in addition to the $2.7 million discrete tax charge previously mentioned. The quarter and six months ended June 30, 2020 included a tax benefit primarily due to the release of reserves of unrecognized tax benefits as a result of tax audit settlements.

	Six Months Ended June 30,
(In millions)	2021	2020
Net cash provided by operating activities	$38.9	$73.6
Less: Capital expenditures	(9.2)	(40.4)
Free cash flow (non-GAAP)	$29.7	$33.2

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2021 and 2020:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2021	2020	% Change	2021	2020	% Change
Consolidated Net Sales	$320.3	$378.7	(15.4)%	$630.6	$919.7	(31.4)%
Commercial Aerospace	153.7	203.9	(24.6)%	301.3	566.8	(46.8)%
Space & Defense	106.9	108.4	(1.4)%	218.6	220.0	(0.6)%
Industrial	59.7	66.4	(10.1)%	110.7	132.9	(16.7)%

Composite Materials	$240.9	$306.2	(21.3)%	$478.1	$744.7	(35.8)%
Commercial Aerospace	116.4	171.8	(32.2)%	228.9	472.0	(51.5)%
Space & Defense	66.0	69.4	(4.9)%	140.8	142.6	(1.3)%
Industrial	58.5	65.0	(10.0)%	108.4	130.1	(16.7)%

Engineered Products	$79.4	$72.5	9.5%	$152.5	$175.0	(12.9)%
Commercial Aerospace	37.3	32.1	16.2%	72.4	94.8	(23.6)%
Space & Defense	40.9	39.0	4.9%	77.8	77.4	0.5%
Industrial	1.2	1.4	(14.3)%	2.3	2.8	(17.9)%

Sales by Segment

Composite Materials: Net sales of $240.9 million in the second quarter of 2021 decreased $65.3 million from the $306.2 million in sales for the prior year quarter driven by declines across all markets largely due to pandemic driven aerospace build rate reduction. In Commercial Aerospace, although sales were lower in the second quarter of 2021, narrow-body demand began to recover with sales reaching their highest level since the first quarter of 2020. Net sales of $478.1 million for the first six months of 2021 decreased 35.8% compared to the same period last year. Pandemic-related destocking in the commercial aerospace supply chain impacting Hexcel is now largely completed.

Engineered Products: Net sales of $79.4 million in the second quarter of 2021 increased $6.9 million from the $72.5 million for the second quarter of 2020. Net sales of $152.5 million for the first six months of 2021 decreased 12.9% compared to the same period last year. The increase during the second quarter of 2021 reflected strength in military rotorcraft sales, including the CH-53K, as well as recovery of sales of narrowbody commercial planes, while the decline for the six months of 2021 compared to the prior year reflected pandemic-induced build rate reductions by the aircraft OEMs and supply chain destocking.

Sales by Market

Commercial Aerospace sales of $153.7 million decreased 24.6% (24.8% in constant currency) for the second quarter of 2021 as compared to the second quarter of 2020. Narrowbody demand is recovering with sales in the second quarter of 2021 reaching their highest level since the first quarter of 2020 when the pandemic was just beginning. Sales of $301.3 million for the first six months of 2021, decreased 46.8% (47.2% in constant currency) compared to the first six months of 2020. Destocking in the commercial aerospace supply chain impacting Hexcel is now largely completed with only a small amount related to widebody aircraft forecasted to remain.

Sales to “Other Commercial Aerospace,” which include regional and business aircraft, fell by 26.6% for the second quarter of 2021 compared to the second quarter of 2020 and decreased 39.2% year to date as compared to the same period in 2020. Business jets is the largest market within Other Commercial Aerospace and sales continued to recover in the second quarter of 2021 but remained below prior year levels.

Space & Defense sales of $106.9 million decreased 1.4% (2.7% in constant currency) for the second quarter of 2021 as compared to the second quarter of 2020 which reflected temporary pandemic-induced disruptions within select space and defense platforms globally. Space & Defense sales of $218.6 million for the first six months of 2021 decreased 0.6% (1.8% in constant currency) compared to the first six months of 2020.

Total Industrial sales of $59.7 million in the second quarter of 2021 were down 10.1% (15.1% in constant currency) compared to the second quarter of 2020. Solid sales in other industrial markets including automotive and recreation helped to offset some of the reduced wind energy sales. Wind energy sales (the largest submarket in Industrial), experienced a decline of 41.0% (43.9% in constant currency) during the second quarter of 2021 compared to the second quarter of 2020, reflecting the continued subdued demand and cessation of sales in North America. Total Industrial sales of $110.7 million during the first six months of 2021 decreased 16.7% (21.1% in constant currency) compared to the first six months of 2020. For the first six months of 2021, wind energy sales decreased 40.3% (43.2% in constant currency) compared the same period last year primarily due to the cessation of sales in North America.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2021	2020	% Change	2021	2020	% Change
Gross margin	$61.9	$54.9	12.8%	$115.0	$195.8	(41.3)%
Percentage of sales	19.3%	14.5%		18.2%	21.3%

Gross margin for the second quarter of 2021 was 19.3% compared to 14.5% in the second quarter of 2020 and was 18.2% and 21.3% for the first six months of 2021 and 2020, respectively. The improvement for the second quarter of 2021 compared to the same period last year reflected an increase in carbon fiber production and sales which resulted in a strong margin mix as well as a lower operating cost base.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2021	2020	% Change	2021	2020	% Change
SG&A expense	$31.1	$24.1	29.0%	$70.7	$70.6	0.1%
Percentage of sales	9.7%	6.4%		11.2%	7.7%

R&T expense	$11.5	$11.3	1.8%	$23.1	$25.3	(8.7)%
Percentage of sales	3.6%	3.0%		3.7%	2.8%

Selling, general and administrative and research and technology expenses were higher for the second quarter of 2021 compared to second quarter of 2020, primarily due an increase in employee-related costs as the prior year period included benefits from the reversal of stock compensation expense related to performance shares and temporary salary reductions. Selling, general and administrative and research and technology expenses for the six months ended June 30, 2021 were flat compared to the prior period as cost containment initiatives were offset by the aforementioned.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2020	% Change	2020	2020	% Change
Consolidated operating income	$16.2	$6.4	153.1%	$6.0	$72.1	(91.7)%
Operating margin	5.1%	1.7%		1.0%	7.8%
Composite Materials	24.5	20.1	21.9%	31.9	111.6	(71.4)%
Operating margin	9.6%	6.3%		6.3%	14.2%
Engineered Products	5.9	(0.5)	N/M	10.6	6.0	76.7%
Operating margin	7.4%	(0.7)%		6.9%	3.4%
Corporate & Other	(14.2)	(13.2)	7.6%	(36.5)	(45.5)	(19.8)%

Operating income for the second quarters of 2021 and 2020 was $16.2 million and $6.4 million, respectively. Operating income for the first half of 2021 and 2020 was $6.0 million and $72.1 million, respectively. The second quarter and six months ended June 30, 2021 included $3.1 million and $15.2 million, respectively, of other operating expense primarily related to severance as well as a benefit related to the reduction of a contingent liability. The second quarter and six months ended June 30, 2020 included $13.1 million and $27.8 million, respectively, of other operating expense primarily related to severance and costs related to the terminated merger with Woodward, Inc.

Interest Expense, Net

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2021	2020	% Change	2021	2020	% Change
Interest expense, net	$9.3	$10.7	(13.1)%	$19.6	$22.7	(13.7)%

Interest expense for the second quarter and six months ended June 30, 2021 was lower compared to the same periods last year primarily due to lower average debt levels.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Income tax expense (benefit)	$4.0	$(3.6)	$(3.5)	$8.2
Effective tax rate	58.0%	83.7%	25.7%	16.5%

The effective rate for the second quarter of 2021 was 58.0% and included a discrete tax charge of $2.7 million related to the remeasurement of the net deferred tax liability in a foreign jurisdiction as a result of an unfavorable tax rate change during the quarter.  Excluding the discrete item, the effective tax rate for the second quarter was 18.8%. The effective tax rate year-to-date was 25.7% and included a discrete tax benefit of $3.2 million resulting from the revaluation of deferred tax liabilities related to a favorable U.S. state tax law change in addition to the $2.7 million discrete tax charge previously mentioned. The effective tax rate was 16.5% for the first six months of 2020 and included a $2.7 million benefit, primarily related to the release of reserves of unrecognized tax benefits, as a result of tax audit settlements in the second quarter of 2020.

Financial Condition

Liquidity: Cash on hand at June 30, 2021 was $115.3 million as compared to $103.3 million at December 31, 2020. As of June 30, 2021, total debt was $905.4 million, as compared to $926.4 million at December 31, 2020.

In September 2020, we amended our Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period.  On January 28, 2021, we entered into the Second Amendment, which further amended the Facility agreement to provide that, from January 28, 2021 through and including March 31, 2022, we will not be subject to a maximum leverage ratio covenant but will instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Additionally, during such period, the Company will be subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees are increased; the incremental facility will not be available; and if the Company’s public debt rating is downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we will be required to grant liens on certain of our assets, which liens will be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s.  The Company’s public debt rating as of June 30, 2021 is BB+/Baa3. In addition, the Second Amendment provides that the Company will not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021 and revolving commitments under the Facility were reduced to $750 million.  In connection with the Second Amendment, we accelerated a portion of the deferred financing costs and recognized $0.9 million in interest expense during the first quarter of 2021. As of June 30, 2021, we were in compliance with all debt covenants.

As of June 30, 2021, total borrowings under the Facility were $207.0 million, which approximated fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of June 30, 2021, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $543 million. The weighted average interest rate for the Facility was 4.04% for the six months ended June 30, 2021.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility.  As of June 30, 2021, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.  We do not have any significant required debt repayments until June 2024 when the Facility expires.

Operating Activities:  Net cash provided by operating activities for the first six months of 2021 was $38.9 million, compared to $73.6 million for the same period last year primarily due to lower earnings which were partially offset by lower working capital usage. Working capital was a cash use of $19.6 million for the first six months of 2021 compared to a use of $52.0 million in the same period in 2020.

  Investing Activities: Net cash used for investing activities was $9.2 million and $40.4 million in the first six months of 2021 and 2020, respectively, reflecting a decline in capital expenditures.

Financing Activities: Financing activities used  $16.6 million of cash in the first six months of 2021 and provided $160.9 million in the same period in 2020. In response to the impacts of the COVID-19 pandemic, we announced in the early part of 2020 that we had suspended our dividend payments and stock repurchases. Borrowings under our Facility were higher in 2020 as they included the remaining $125 million of our initial exceptional drawdown of $250 million which we chose to draw down as we focused on preserving cash during our initial response to the COVID-19 pandemic. In addition, in January 2020, the Company used $49.9 million to repay and terminate its Euro term loan. We also returned $38.8 million to stockholders in the form of stock repurchases and dividends in the first half of 2020.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Except for the continued broad effects of COVID-19 on market risk, there have been no material changes in our market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2021, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 12 on pages 16 through 17 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. There have been no material changes in the Company’s risk factors from the aforementioned 10-K, except that our stockholder rights plan expired on April 6, 2021 and, accordingly, the risk factor entitled “The short-term rights agreement that we entered into in 2020 could discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.” is no longer applicable.

ITEMS 2, 3 and 4 are not applicable, and therefore have been omitted.

ITEM 5. Other Information

On July 26, 2021, the Board of Directors of the Company approved an amendment to the Supplemental Executive Retirement Agreement between the Company and Nick L. Stanage, Chairman, Chief Executive Officer and President of the Company (the “SERP”).  Under the SERP, Mr. Stanage’s benefit is based in part on his “final average pay.”  Prior to the amendment, his final average pay was calculated using his average compensation for the highest paid 36 months out of his final 60 months of employment. The amendment to the SERP extends the period during which to identify his highest paid 36 months from his final 60 months of employment to his final 120 months of employment. Due to the potential impact of external events outside of the Company’s control to the benefit calculation under the SERP, such as the COVID-19 pandemic, the Board determined that the amendment was prudent to incentivize retention.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1

Hexcel Corporation 2016 Employee Stock Purchase Plan (as amended and restated effective February 3, 2021) (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-256928, filed on June 9, 2021).

10.2	Amendment No. 2 to the Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation, effective July 26, 2021.*
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

* Indicates management contract or compensatory plan or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hexcel Corporation

July 26, 2021	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer