Form 10-Q
period 2021-09-30
HEXCEL CORP /DE/
filed 2021-10-18
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 14, 2021
COMMON STOCK	83,894,367

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In millions)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$105.8	$103.3
Accounts receivable, net	176.6	125.4
Inventories, net	244.5	213.5
Contract assets	38.4	43.1
Prepaid expenses and other current assets	42.0	38.0
Assets held for sale	12.6	12.6
Total current assets	619.9	535.9

Property, plant and equipment	3,104.9	3,139.7
Less accumulated depreciation	(1,344.1)	(1,265.5)
Net property, plant and equipment	1,760.8	1,874.2

Goodwill and other intangible assets, net	269.9	277.8
Investments in affiliated companies	43.0	44.7
Other assets	179.0	185.2
Total assets	$2,872.6	$2,917.8

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.9	$0.9
Accounts payable	90.1	70.0
Accrued compensation and benefits	64.7	43.2
Financial instruments	2.4	3.6
Accrued liabilities	66.8	65.4
Total current liabilities	224.9	183.1

Long-term debt	876.4	925.5
Retirement obligations	53.2	53.9
Deferred income taxes	149.7	153.0
Other non-current liabilities	74.1	92.1
Total liabilities	1,378.3	1,407.6
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 110.0 shares and 109.7 shares issued at September 30, 2021 and December 31, 2020, respectively	1.1	1.1
Additional paid-in capital	873.4	849.7
Retained earnings	1,993.6	1,996.4
Accumulated other comprehensive loss	(93.8)	(59.6)
	2,774.3	2,787.6
Less – Treasury stock, at cost, 26.1 shares at September 30, 2021 and 26.1 shares at December 31, 2020.	(1,280.0)	(1,277.4)
Total stockholders' equity	1,494.3	1,510.2
Total liabilities and stockholders' equity	$2,872.6	$2,917.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Net sales	$333.8	$286.9	$964.4	$1,206.6
Cost of sales	267.8	273.4	783.4	997.3
Gross margin	66.0	13.5	181.0	209.3
Selling, general and administrative expenses	32.0	24.6	102.7	95.2
Research and technology expenses	10.4	10.7	33.5	36.0
Other operating expense	0.8	15.8	16.0	43.6
Operating income (loss)	22.8	(37.6)	28.8	34.5
Interest expense, net	9.5	9.7	29.1	32.4
Income (loss) before income taxes, and equity in earnings from affiliated companies	13.3	(47.3)	(0.3)	2.1
Income tax expense (benefit)	5.1	(56.9)	1.6	(48.7)
Income (loss) before equity in earnings from affiliated companies	8.2	9.6	(1.9)	50.8
Equity in earnings (losses) from affiliated companies	0.8	0.1	(0.9)	0.3
Net income (loss)	$9.0	$9.7	$(2.8)	$51.1
Basic net income (loss) per common share	$0.11	$0.12	$(0.03)	$0.61
Diluted net income (loss) per common share	$0.11	$0.12	$(0.03)	$0.61
Weighted-average common shares:
Basic	84.1	83.8	84.1	83.7
Diluted	84.7	84.0	84.1	84.0

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$9.0	$9.7	$(2.8)	$51.1
Currency translation adjustments	(14.5)	38.7	(22.3)	22.7
Net unrealized pension and other benefit actuarial gains (losses) and prior service credits (net of tax)	1.0	(1.0)	(0.9)	(0.2)
Net unrealized (losses) gains on financial instruments (net of tax)	(7.1)	15.1	(11.0)	11.0
Total other comprehensive (loss) income	(20.6)	52.8	(34.2)	33.5
Comprehensive (loss) income	$(11.6)	$62.5	$(37.0)	$84.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2021	2020
Cash flows from operating activities
Net (loss) income	$(2.8)	$51.1
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	102.4	106.0
Amortization related to financing	2.7	0.7
Deferred income taxes	(3.2)	(46.0)
Equity in earnings from affiliated companies	0.9	(0.3)
Stock-based compensation	16.2	13.0
Merger and restructuring expenses, net of payments	(4.4)	13.3
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(55.6)	81.0
(Increase) decrease in inventories	(37.3)	74.2
Decrease in prepaid expenses and other current assets	3.6	1.5
Increase (decrease) in accounts payable/accrued liabilities	43.3	(128.0)
Other – net	(1.6)	(9.5)
Net cash provided by operating activities	64.2	157.0

Cash flows from investing activities
Capital expenditures	(15.0)	(47.8)
Net cash used for investing activities	(15.0)	(47.8)

Cash flows from financing activities
Repayments of Euro term loan	-	(49.9)
Borrowing from senior unsecured credit facility - 2024	-	392.0
Repayment of senior unsecured credit facility - 2024	(49.0)	(403.0)
Repayment of finance lease obligation and other debt, net	(0.7)	(0.4)
Issuance costs related to senior credit facility	-	(1.3)
Dividends paid	-	(14.2)
Repurchase of stock	-	(24.6)
Activity under stock plans	4.9	(5.5)
Net cash used for financing activities	(44.8)	(106.9)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	1.3
Net increase in cash and cash equivalents	2.5	3.6
Cash and cash equivalents at beginning of period	103.3	64.4
Cash and cash equivalents at end of period	$105.8	$68.0
Supplemental data:
Accrual basis additions to plant, property and equipment	$14.3	$39.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months ended September 30, 2021, and September 30, 2020

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2019	$1.1	$829.9	$1,978.9	$(118.7)	$(1,245.1)	$1,446.1
Net income	—	—	42.4	—	—	42.4
Dividends paid on common stock ($0.17 per share)	—	—	(14.2)	—	—	(14.2)
Change in other comprehensive income (loss)– net of tax	—	—	—	(36.6)	—	(36.6)
Stock based compensation	—	15.2	—	—	(7.2)	8.0
Acquisition of treasury stock	—	—	—	—	(24.6)	(24.6)
Balance, March 31, 2020	$1.1	$845.1	$2,007.1	$(155.3)	$(1,276.9)	$1,421.1
Net loss	—	—	(1.0)	—	—	(1.0)
Change in other comprehensive income (loss)– net of tax	—	—	—	17.3	—	17.3
Stock based compensation	—	(0.5)	—	—	—	(0.5)
Balance, June 30, 2020	$1.1	$844.6	$2,006.1	$(138.0)	$(1,276.9)	$1,436.9
Net income	—	—	9.7	—	—	9.7
Change in other comprehensive income (loss)– net of tax	—	—	—	52.8	—	52.8
Stock based compensation	—	0.5	—	—	(0.5)	—
Balance, September 30, 2020	$1.1	$845.1	$2,015.8	$(85.2)	$(1,277.4)	$1,499.4

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2020	$1.1	$849.7	$1,996.4	$(59.6)	$(1,277.4)	$1,510.2
Net loss	—	—	(14.0)	—	—	(14.0)
Change in other comprehensive income (loss)– net of tax	—	—	—	(19.1)	—	(19.1)
Stock based compensation	—	11.8	—	—	(2.0)	9.8
Balance, March 31, 2021	$1.1	$861.5	$1,982.4	$(78.7)	$(1,279.4)	$1,486.9
Net income	—	—	2.2	—	—	2.2
Change in other comprehensive income (loss)– net of tax	—	—	—	5.5	—	5.5
Stock based compensation	—	8.2	—	—	—	8.2
Balance, June 30, 2021	$1.1	$869.7	$1,984.6	$(73.2)	$(1,279.4)	$1,502.8
Net income	—	—	9.0	—	—	9.0
Change in other comprehensive income (loss)– net of tax	—	—	—	(20.6)	—	(20.6)
Stock based compensation	—	3.7	—	-	(0.6)	3.1
Balance, September 30, 2021	$1.1	$873.4	$1,993.6	$(93.8)	$(1,280.0)	$1,494.3

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

Assets Held for Sale

In early November 2020 we closed our wind energy prepeg production facility in Windsor, Colorado and as a result, certain plant assets to be sold have been recorded in “Assets held for sale” in the Condensed Consolidated Balance Sheets at both September 30, 2021 and December 31, 2020. The sale of these assets is expected to occur in the fourth quarter of 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends and aims to simplify accounting disclosure requirements regarding a number of topics including intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, among other improvements. This standard is effective for fiscal years beginning after December 15, 2020. Adoption of this new standard did not have a material impact on the Company.

Note 2 — Net Income (Loss) Per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Basic net income (loss) per common share:
Net income (loss)	$9.0	$9.7	$(2.8)	$51.1
Weighted average common shares outstanding	84.1	83.8	84.1	83.7

Basic net income (loss) per common share	$0.11	$0.12	$(0.03)	$0.61

Diluted net income (loss) per common share:
Net income (loss)	9.0	9.7	(2.8)	51.1

Weighted average common shares outstanding — Basic	84.1	83.8	84.1	83.7
Plus incremental shares from assumed conversions:
Restricted stock units	0.3	0.1	—	0.2
Stock options	0.3	0.1	—	0.1
Weighted average common shares outstanding — Dilutive	84.7	84.0	84.1	84.0

Diluted net income (loss) per common share	$0.11	$0.12	$(0.03)	$0.61

Total common stock equivalents of 0.6 million and 1.5 million were excluded from the computation of diluted net income (loss) per share for the quarter ended September 30, 2021 and 2020 respectively, because to do so would have been anti-dilutive. Total common stock equivalents of 1.1 million and 0.9 million were excluded from the computation of diluted net income (loss) per share for the nine months ended September 30, 2021 and 2020, respectively, because to do so would have been anti-dilutive.

Note 3 — Inventories

(In millions)	September 30, 2021	December 31, 2020
Raw materials	$112.0	$94.9
Work in progress	37.6	23.6
Finished goods	94.9	95.0
Total Inventory	$244.5	$213.5

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarter and nine months ended September 30, 2021 and 2020 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.2	$0.3	$0.8	$0.9
Interest cost	-	0.2	0.2	0.4
Net amortization	0.3	-	0.5	0.2
Net periodic benefit cost	$0.5	$0.5	$1.5	$1.5

(In millions)	September 30, 2021	December 31, 2020
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$3.7	$3.8
Other non-current liabilities	19.9	19.4
Total accrued benefit	$23.6	$23.2

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2	$0.7	$0.7
Interest cost	0.5	0.9	1.6	2.6
Expected return on plan assets	(0.8)	(1.7)	(2.6)	(5.1)
Net amortization and deferral	0.3	0.1	0.8	0.3
Net periodic benefit cost (credit)	$0.2	$(0.5)	$0.5	$(1.5)

(In millions)	September 30, 2021	December 31, 2020
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$35.0	$31.5

Accrued liabilities	1.0	0.9
Other non-current liabilities	18.8	17.7
Total accrued benefit	$19.8	$18.6

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the quarters ended September 30, 2021 and 2020, amounts unrelated to service costs were a charge of $0.3 million and a benefit of $0.5 million, respectively. For the nine months ended September 30, 2021 and 2020, amounts unrelated to service costs were a charge of $0.6 million and a benefit of $1.6 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. We contributed approximately $0.5 million in the first nine months of 2021 to cover unfunded benefits. We expect to contribute a total of $0.7 million in 2021 to cover unfunded benefits. We contributed $0.5 million to our U.S. non-qualified defined benefit retirement plans during the first nine months of 2020.

We contributed $2.2 million and $1.9 million to our European defined benefit retirement plans during the nine months ended September 30, 2021 and 2020 respectively. We plan to contribute approximately $5.6 million during 2021 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.2 million and $0.3 million of net amortization gain deferral for the quarters ended September 30, 2021 and 2020, respectively, and $0.6 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and nine months ended September 30, 2021 and 2020 were immaterial.

(In millions)	September 30, 2021	December 31, 2020
Amounts recognized on the balance sheet:
Accrued liabilities	$0.4	$0.4
Other non-current liabilities	2.2	2.2
Total accrued benefit	$2.6	$2.6

Amounts contributed in connection with our postretirement plans were immaterial for both the nine months ended September 30, 2021 and 2020. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.4 million in 2021 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	September 30, 2021	December 31, 2020
Current portion of finance lease	$0.9	$0.9
Current portion of debt	0.9	0.9
Senior unsecured credit facility	179.0	228.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(1.3)	(1.5)
Senior notes --- deferred financing costs	(3.0)	(3.5)
Non-current portion of finance lease and other debt	1.7	2.5
Long-term debt	876.4	925.5
Total debt	$877.3	$926.4

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

In September 2020, we amended the Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period. On January 28, 2021, we further amended the Facility agreement (the “Second Amendment”) to provide that, from January 28, 2021 through and including March 31, 2022, we will not be subject to a maximum leverage ratio covenant but will instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Additionally, during such period, the Company will be subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees are increased; the incremental facility will not be available; and if the Company’s public debt rating is downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we will be required to grant liens on certain of our assets, which liens will be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s. The Company’s public debt rating as of September 30, 2021 is BB+/Baa3. In addition, the Second Amendment provides that the Company will not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021 and revolving commitments under the Facility were reduced to $750 million. In connection with the Second Amendment, we accelerated a portion of the deferred financing costs and recognized $0.9 million in interest expense during the first quarter of 2021. As of September 30, 2021, we were in compliance with all debt covenants.

As of September 30, 2021, total borrowings under the Facility were $179 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of September 30, 2021, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $571 million. The weighted average interest rate for the Facility was 4.16% for the nine months ended September 30, 2021.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for the nine months ended September 30, 2021 was 4.08% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $437.4 million at September 30, 2021.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%. The effective interest rate for the nine months ended September 30, 2021 was 5.03%. Based on quoted prices, the fair value of the senior unsecured notes due in 2025 was $331.9 million at September 30, 2021.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

At September 30, 2021 and December 31, 2020, we had no interest rate swap agreements outstanding.

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

Cross Currency and Interest Rate Swap Agreements

In November 2020, we entered into a cross currency and interest rate swap, which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million plus fixed rate interest of 1.115%. The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million. The carrying value of the derivative at September 30, 2021 is a current asset of $3.2 million and a long-term asset of $2.1 million

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British pound sterling through March 2024. The aggregate notional amount of these contracts was $250.5 million and $250.3 million at September 30, 2021 and December 31, 2020, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, losses of $6.2 million and $10.2 million were recorded in other comprehensive (loss) income for the quarter and nine months ended September 30, 2021, respectively, and gains of $14.4 million and losses of $0.1 million were recorded for the quarter and nine months ended September 30, 2020, respectively. We classified $3.2 million of the carrying amount of these contracts as assets ($3.1 million of which was recorded in prepaid expenses and other current assets) and $4.8 million as liabilities ($2.2 million of which is recorded in non-current liabilities) on the Condensed Consolidated Balance Sheets at September 30, 2021, $16.0 million of the carrying amount of these contracts was classified in assets ($10.7 million of which was recorded in prepaid expenses and other current assets) and $2.5 million as liabilities (less than $0.1 million of which is in other non-current liabilities) at December 31, 2020. We recognized net gains of $1.5 million and $4.8 million in gross margin during the quarter and nine months ended September 30, 2021, respectively, and net losses of $2.6 million and $12.7 million for the quarter and nine months ended September 30, 2020, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarter and nine months ended September 30, 2021, we recognized net foreign exchange losses of $0.3 million and $1.4 million, respectively, in the Condensed Consolidated Statements of Operations. During the quarter and nine months ended September 30, 2020, we recognized net foreign exchange losses of $0.9 million and $2.5 million, respectively. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was $0.1 million classified in current liabilities at September 30, 2021, and $0.1 million classified in current liabilities on our Condensed Consolidated Balance Sheet at December 31, 2020.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive (loss) income for the quarters and nine months ended September 30, 2021 and September 30, 2020 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Unrealized gains (losses) at beginning of period, net of tax	$5.3	$(12.3)	$10.6	$(8.4)
(Gains) losses reclassified to net sales	(1.2)	2.0	(3.7)	9.7
(Decrease) increase in fair value	(4.8)	11.1	(7.6)	(0.5)
Unrealized (losses) gains at end of period, net of tax	$(0.7)	$0.8	$(0.7)	$0.8

Unrealized gains of $0.9 million recorded in accumulated other comprehensive loss, less taxes of $0.1 million, as of September 30, 2021, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of September 30, 2021, we had commodity swap agreements with a notional value of $12.2 million. The swaps mature monthly through June 2023. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was an asset of $4.6 million ($4.2 million of which was recorded in prepaid expenses and other current assets) and a liability of less than $0.1 million at September 30, 2021. The fair value of the commodity swap agreements was an asset of $2.2 million ($1.5 million of which was recorded in prepaid expenses and other current assets) and a liability of $1.1 million at December 31, 2020.

Note 7 — Income Taxes

The effective tax rate for the quarter ended September 30, 2021 was 38.3% and included a discrete tax charge of $1.3 million primarily related to the remeasurement of the net state deferred tax liabilities. The tax expense for the nine months ended September 30, 2021 was $1.6 million and included a net discrete tax charge of $0.8 million primarily resulting from the revaluation of U.S. and foreign deferred tax liabilities. The tax benefit for the quarter ended September 30, 2020 was $56.9 million and included a $46.2 million benefit primarily due to the release of a valuation allowance in a foreign jurisdiction due to a legal entity rationalization and treasury realignment initiative. The tax benefit of $48.7 million for the first nine months of 2020 also included a $2.7 million benefit primarily for the release of reserves of unrecognized tax benefits as a result of tax audit settlements.

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was $13.1 million and $4.8 million, respectively, at September 30, 2021 and $18.4 million and $14.8 million, respectively, at December 31, 2020. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Condensed Consolidated Balance Sheets.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•
Cross Currency and Interest Rate Swap Agreements — valued using the USD Secured Overnight Financing Rate curves and quoted forward foreign exchange prices at the reporting date. The fair value of the assets were $5.3 million, at September 30, 2021 and the fair value of the assets and liabilities were $0.3 million and $11.1 million, respectively, at December 31, 2020.
•
Foreign exchange derivative assets and liabilities — valued using quoted forward prices at the reporting date. Fair value of assets and liabilities at September 30, 2021 was $3.2 million and $4.8 million, respectively. The fair value of assets and liabilities at December 31, 2020 was $16.0 million and $2.6 million, respectively.
•
Commodity swap agreements — valued using quoted forward commodity prices at the reporting date. Fair value of the assets and liabilities at September 30, 2021 was $4.6 million and less than $0.1 million, respectively. The fair value of the assets and liabilities at December 31, 2020 was $2.2 million and $1.1 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the nine months ended September 30, 2021 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3 — At September 30, 2021 we had a liability for $0.4 million, which represented contingent consideration that was recognized in connection with the Company’s Oxford Performance Materials, Inc. acquisition. This amount was estimated based on certain contractual stipulations which require payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results.

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

We recognize revenue over time for those agreements that have T for C, and where the products being produced have no alternative use. As our production cycle is typically nine months or less, it is expected that goods related to the revenue recognized over time will be shipped and billed within the next twelve months. Less than half of our agreements contain provisions which would require revenue to be recognized over time. All other revenue is recognized at a point in time.

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the quarters and nine months ended September 30, 2021 and 2020:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Consolidated Net Sales	$333.8	$286.9	$964.4	$1,206.6
Commercial Aerospace	167.2	128.8	468.5	695.6
Space & Defense	110.4	108.8	329.0	328.8
Industrial	56.2	49.3	166.9	182.2

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the nine months ended September 30, 2021 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2020	$7.8	$35.3	$43.1
Net revenue billed	1.6	(2.4)	(0.8)
Balance at March 31, 2021	$9.4	$32.9	$42.3
Net revenue billed	(1.8)	—	(1.8)
Balance at June 30, 2021	$7.6	$32.9	$40.5
Net revenue billed	(0.3)	(1.8)	(2.1)
Balance at September 30, 2021	$7.3	$31.1	$38.4

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

Financial information for our operating segments for the quarters and nine months ended September 30, 2021 and 2020 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Third Quarter 2021
Net sales to external customers	$254.1	$79.7	$—	$333.8
Intersegment sales	15.0	0.4	(15.4)	—
Total sales	$269.1	$80.1	$(15.4)	$333.8
Other operating expense	0.8	-	-	0.8
Operating income (loss)	30.0	6.5	(13.7)	22.8
Depreciation and amortization	30.1	3.6	-	33.7
Stock-based compensation	0.7	0.1	2.1	2.9
Accrual basis additions to capital expenditures	3.7	2.8	—	6.5

Third Quarter 2020
Net sales to external customers	$215.7	$71.2	$—	$286.9
Intersegment sales	7.8	0.7	(8.5)	—
Total sales	$223.5	$71.9	$(8.5)	$286.9
Other operating expense	16.4	—	(0.6)	15.8
Operating (loss) income	(36.6)	(2.7)	1.7	(37.6)
Depreciation and amortization	31.7	3.9	—	35.6
Stock-based compensation	1.5	0.5	(1.7)	0.3
Accrual basis additions to capital expenditures	4.7	1.3	—	6.0

Nine Months Ended September 30, 2021
Net sales to external customers	$732.2	$232.2	$—	$964.4
Intersegment sales	42.8	1.8	(44.6)	—
Total sales	$775.0	$234.0	$(44.6)	$964.4
Other operating expense	16.3	(0.5)	0.2	16.0
Operating income (loss)	61.9	17.1	(50.2)	28.8
Depreciation and amortization	91.4	10.9	0.1	102.4
Stock-based compensation	2.1	0.4	13.7	16.2
Accrual basis additions to capital expenditures	10.7	3.6	—	14.3

Nine Months Ended September 30, 2020
Net sales to external customers	$960.4	$246.2	$—	$1,206.6
Intersegment sales	48.0	1.6	(49.6)	—
Total sales	$1,008.4	$247.8	$(49.6)	$1,206.6
Other operating expense	25.5	2.7	15.4	43.6
Operating income (loss)	75.0	3.3	(43.8)	34.5
Depreciation and amortization	94.3	11.6	0.1	106.0
Stock-based compensation	5.9	1.6	5.5	13.0
Accrual basis additions to capital expenditures	35.4	4.0	—	39.4

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2020	$98.7	$179.1	$277.8
Amortization expense	(1.5)	(3.8)	(5.3)
Currency translation adjustments	(2.7)	0.1	(2.6)
Balance at September 30, 2021	$94.5	$175.4	$269.9

At September 30, 2021, the balance of goodwill and intangible assets was $191.1 million and $78.8 million, respectively.

Note 11 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of September 30, 2021 and December 31, 2020 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2020	$(40.4)	$15.6	$(34.8)	$(59.6)
Other comprehensive loss income before reclassifications	(1.4)	(0.2)	(22.3)	(23.9)
Amounts reclassified from accumulated other comprehensive loss	0.5	(10.8)	—	(10.3)
Other comprehensive loss	(0.9)	(11.0)	(22.3)	(34.2)
Balance at September 30, 2021	$(41.3)	$4.6	$(57.1)	$(93.8)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts of net losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the quarter and nine months ended September 30, 2021, were less than $0.3 million less taxes of less than $0.1 million and $0.5 million less taxes of less than $0.1 million, respectively. The amounts reclassified to earnings from the change in fair value of the derivatives products component of accumulated other comprehensive loss for the quarter and nine months ended September 30, 2021 were net gains of $1.5 million less taxes of $0.3 million and $4.8 million less taxes of $1.1 million, respectively, for those related to foreign currency forward exchange contracts and gains of $2.0 million less taxes of $0.5 million and $2.8 million less taxes of $0.7 million, respectively, related to commodity swaps. We also recorded net losses of $3.8 million less taxes of $0.9 million and net gains of $6.5 million less taxes of less than $1.5 million related to interest rate derivatives, for the three- and nine-month periods ended September 30, 2021, respectively.

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

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the Lower Passaic River at an expected cost ranging from $0.97 billion to $2.07 billion. This estimate does not include any costs related to a future remedy for the upper nine miles of the Lower Passaic River. In August 2017, the EPA appointed an independent third-party allocation expert to make recommendations on the relative liability of approximately 120 identified non-government

PRPs. In December 2020, the allocator issued its non-binding report on PRP liability (including Hexcel’s) to the EPA, which did not result in any change to Hexcel’s accrual for the Passaic matter. We do not know to what extent, if at all, this non-binding report will impact the ultimate outcome of the matter. In October 2021, the EPA released a ROD selecting an interim remedy for the upper nine miles of the Lower Passaic River at an expected additional cost ranging from $308.7 million to $661.5 million. .

In October 2016, pursuant to a settlement agreement with the EPA, Occidental Chemical Corporation (“OCC”), one of the PRPs, commenced performance of the remedial design required by the ROD for the lower eight miles of the Lower Passaic River, reserving its right of cost contribution from all other PRPs. In June 2018, OCC filed suit against approximately 120 parties, including Hexcel, in the U.S. District Court of the District of New Jersey seeking cost recovery and contribution under CERCLA related to the Lower Passaic River. In July 2019, the court granted in part and denied in part the defendants’ motion to dismiss. In August 2020, the court granted defendants’ motion for summary judgement for certain claims. Discovery for the remaining claims is ongoing. On February 24, 2021, Hexcel and certain other defendants filed a third-party complaint against the Passaic Valley Sewerage Commission and certain New Jersey municipalities seeking recovery of Passaic-related cleanup costs incurred by defendants, as well as contribution for any cleanup costs incurred by OCC for which the court deems the defendants liable.

The accrual related to the Lower Passaic River site was approximately $2.1 million as of September 30, 2021 and December 31, 2020. Given the uncertainty associated with the many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, our aggregate environmental related accruals were $2.2 million and $2.4 million, respectively, of which $0.2 million and $0.5 million, respectively, was included in accrued liabilities with the remainder included in other non-current liabilities. As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at September 30, 2021 and December 31, 2020.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the nine months ended September 30, 2021, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2020	$2.6
Warranty expense	0.2
Deductions and other	(0.3)
Balance as of March 31, 2021	$2.5
Warranty expense	(0.5)
Deductions and other	(0.2)
Balance as of June 30, 2021	$1.8
Warranty expense	0.3
Deductions and other	(0.3)
Balance as of September 30, 2021	$1.8

Note 13 — Other Operating Expense

We recognized restructuring charges of $0.8 million and $18.3 million for the quarter and nine months ended September 30, 2021, respectively, primarily related to severance and asset impairments. Anticipated future cash payments as of September 30, 2021 were $10.3 million. For the nine months ended September 30, 2021, other operating expenses also included a benefit related to the reduction of a contingent liability.

For the quarter ended September 30, 2020, we recognized a restructuring charge of $15.8 million, of which $9.4 million related to asset impairments for the planned closure of our Windsor, Colorado plant, and the remainder was primarily related to severance due to job reductions. For the nine months ended 2020, other operating expense of $43.6 million primarily related to costs associated with the terminated merger agreement with Woodward, Inc. as well as restructuring charges related to job reductions.

		Activity for the Quarter Ended September 30, 2021
	June 30,	Restructuring		Cash		September 30,
(In Millions)	2021	Charge	FX Impact	Paid	Non-Cash	2021
Employee termination	$12.5	$0.7	$(0.3)	$(2.6)	$—	$10.3
Impairment and other	—	0.1	—	(0.1)	—	—
Total	$12.5	$0.8	$(0.3)	$(2.7)	$—	$10.3

		Activity for the Nine Months Ended September 30, 2021
	December 31,	Restructuring		Cash		September 30,
(In Millions)	2020	Charge	FX Impact	Paid	Non-Cash	2021
Employee termination	$14.2	$11.4	$(0.6)	$(14.7)	$—	$10.3
Impairment and other	—	6.9	—	(3.6)	(3.3)	—
Total	$14.2	$18.3	$(0.6)	$(18.3)	$(3.3)	$10.3

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

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, travel restrictions, business curtailments, school closures, mandatory vaccinations and other measures. While some of these measures have been lightened or removed, the impacts of the COVID-19 pandemic continue to be unpredictable and, in some cases, previously lifted measures have been reimplemented or new measures imposed as continued sporadic outbreaks of COVID-19 cases occur in various part of the world.

Since the pandemic began, we have seen the impacts of COVID-19 on our markets and operations, including significant decreases in air traffic, temporary shutdowns of our customers’ and suppliers’ facilities and decreased demand from our customers. In 2020 and through the first nine months of 2021, our operations, margins and results were adversely impacted by lower demand for our products due to substantial reductions in original equipment manufacturer build rates combined with a move to reduce inventory throughout our supply chain, particularly carbon fiber. The COVID-19 pandemic has had and may have further negative impacts on our operations, supply chain, transportation networks and customers, all of which may continue to compress our margins, even after the preventative and precautionary measures that we, other businesses and governments have taken and may take in the future. The COVID-19 pandemic is adversely affecting the economies and financial markets globally and has contributed to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials, which could continue for an extended period of time.

The extent to which COVID-19 continues to adversely impact our business depends on future developments, including availability of effective vaccines and medical treatments for all age groups and the rate of vaccinations and their effectiveness against new variants of COVID-19, as well as any other new information concerning the effectiveness of actions taken globally to contain or mitigate the effects of COVID-19 and the emergence and impact of new variants of COVID-19. While we expect the pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the continuing financial impact to us cannot be reasonably estimated at this time.

Financial Overview

Results of Operations

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	% Change	2021	2020	% Change
Net sales	$333.8	$286.9	16.3%	$964.4	$1,206.6	(20.1)%
Net sales change in constant currency			15.9%			(21.1)%
Operating income (loss)	$22.8	$(37.6)	160.6%	$28.8	$34.5	(16.5)%
As a percentage of net sales	6.8%	(13.1)%		3.0%	2.9%
Net income (loss)	9.0	9.7	(7.2)%	(2.8)	51.1	(105.5)%
Diluted net income (loss) per common share	$0.11	$0.12	(8.3)%	$(0.03)	$0.61	(104.9)%

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

	Operating Income
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
GAAP operating income (loss)	$22.8	$(37.6)	$28.8	$34.5
Other operating expense (a)	0.8	15.8	16.0	43.6
Adjusted operating income (loss) (non-GAAP)	$23.6	$(21.8)	$44.8	$78.1

	Quarter Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net (Loss) Income	Diluted Net (Loss) Income Per Share	Net (Loss) Income	Diluted Net (Loss) Income Per Share	Net Income (Loss)	Diluted Net Income (Loss) Per Share
GAAP net income (loss)	$9.0	$0.11	$9.7	$0.12	$(2.8)	$(0.03)	$51.1	$0.61
Other operating expense (a)	0.7	-	12.2	0.14	11.7	0.14	33.7	0.40
Tax expense (benefit) (b)	1.3	0.02	(46.2)	(0.55)	0.8	—	(48.9)	(0.58)
Adjusted net income (loss) (non-GAAP)	$11.0	$0.13	$(24.3)	$(0.29)	$9.7	$0.11	$35.9	$0.43

(a)
The quarter and nine months ended September 30, 2021 included restructuring costs primarily related to severance and the nine months ended September 30, 2021 also included a benefit related to the reduction of a contingent liability. The quarter and nine months ended September 30, 2020 included restructuring costs related to job reductions and the nine months ended September 30, 2020 also included costs related to the terminated merger with Woodward, Inc.
(b)
The quarter ended September 30, 2021 included a discrete tax charge of $1.3 million related to the remeasurement of the net state deferred tax liabilities. The nine months ended September 30, 2021 included a net discrete tax charge of $0.8 million primarily resulting from the revaluation of U.S. and foreign deferred tax liabilities. The quarter and nine months ended September 30, 2020 included a $46.2 million benefit due to the release of a valuation allowance in a foreign jurisdiction due to a legal entity rationalization and treasury realignment initiative. The nine months ended September 30, 2020 also included a $2.7 million benefit for the release of reserves of unrecognized tax benefits as a result of tax audit settlements.

	Nine Months Ended September 30,
(In millions)	2021	2020
Net cash provided by operating activities	$64.2	$157.0
Less: Capital expenditures	(15.0)	(47.8)
Free cash flow (non-GAAP)	$49.2	$109.2

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2021 and 2020:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2021	2020	% Change	2021	2020	% Change
Consolidated Net Sales	$333.8	$286.9	16.3%	$964.4	$1,206.6	(20.1)%
Commercial Aerospace	167.2	128.8	29.8%	468.5	695.6	(32.6)%
Space & Defense	110.4	108.8	1.5%	329.0	328.8	0.1%
Industrial	56.2	49.3	14.0%	166.9	182.2	(8.4)%

Composite Materials	$254.1	$215.7	17.8%	$732.2	$960.4	(23.8)%
Commercial Aerospace	125.6	95.6	31.4%	354.5	567.6	(37.5)%
Space & Defense	73.5	71.9	2.2%	214.3	214.5	(0.1)%
Industrial	55.0	48.2	14.1%	163.4	178.3	(8.4)%

Engineered Products	$79.7	$71.2	11.9%	$232.2	$246.2	(5.7)%
Commercial Aerospace	41.6	33.2	25.3%	114.0	128.0	(10.9)%
Space & Defense	36.9	36.9	—	114.7	114.3	0.3%
Industrial	1.2	1.1	9.1%	3.5	3.9	(10.3)%

Sales by Segment

Composite Materials: Net sales of $254.1 million in the third quarter of 2021 increased by $38.4 million from $215.7 million in the prior year quarter. The increase in sales was largely driven by stronger narrowbody sales in Commercial Aerospace as well as an increase in Industrial sales, primarily in the automotive and recreation markets. Net sales of $732.2 million for the first nine months of 2021 decreased 23.8% compared to the same period last year as the impact of the pandemic did not take effect until the second quarter of 2020.

Engineered Products: Net sales of $79.7 million for the third quarter of 2021 increased $8.5 million as compared to $71.2 million for the third quarter of 2020 due to an increase in Commercial Aerospace sales. Net sales of $232.2 million for the first nine months of 2021 decreased 5.7% compared to the same period last year.

Sales by Market

Commercial Aerospace sales of $167.2 million increased $38.4 million or 29.8% (also 29.8% in constant currency) for the third quarter of 2021 as compared to the third quarter of 2020 on stronger narrowbody sales. Sales of $468.5 million for the first nine months of 2021, decreased 32.6% (33.0% in constant currency) compared to the first nine months of 2020. Sales were higher in the prior year period as the impact of production cuts and destocking due to the pandemic did not begin to occur until the second quarter of 2020.

Sales to “Other Commercial Aerospace,” which include regional and business aircraft, increased by 9.4% for the third quarter of 2021 compared to the third quarter of 2020 primarily due to growth in business jet sales. Sales for the nine months ended September 30, 2021 decreased 28.6% as compared to the same period in 2020.

Space & Defense sales of $110.4 million increased 1.5% (1.4% in constant currency) for the third quarter of 2021 as compared to the third quarter of 2020 driven by strength in F-35, CH-53K, civil helicopters in Europe and unmanned aerial vehicles in the U.S. Sales of $329.0 million for the first nine months of 2021 were unchanged (0.8% lower in constant currency) compared to the first nine months of 2020.

Total Industrial sales in the third quarter of 2021 of $56.2 million increased 14.0% (11.7% in constant currency) compared to the third quarter of 2020. Strength in automotive and recreation markets as well as sales growth supported by actions to direct carbon fiber to other industrial markets offset lower wind energy sales. Wind energy sales (the largest submarket in Industrial), experienced a decline of 29.8% (31.6% in constant currency) during the third quarter of 2021 compared to the third quarter of 2020 due to cessation of sales in North America and subdued demand. Total Industrial sales of $166.9 million for the nine months ended September 30, 2021 decreased 8.4% (12.4% in constant currency) compared to the first nine months of 2020. For the first nine months of 2021, wind energy sales decreased 37.6% (40.3% in constant currency) compared to the same period last year reflecting lower demand and the cessation of sales in North America.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2021	2020	% Change	2021	2020	% Change
Gross margin	$66.0	$13.5	388.9%	$181.0	$209.3	(13.5)%
Percentage of sales	19.8%	4.7%		18.8%	17.3%

Gross margin for the third quarter of 2021 and 2020 was 19.8% and 4.7%, respectively. The improvement in the third quarter of 2021 compared to the same period last year was due to a favorable sales mix oriented towards carbon fiber combined with the benefits of prior cost reduction actions that reduced the overhead cost base. Gross margin for the first nine months of 2021 and 2020 was 18.8% and 17.3%, respectively.

Operating Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2021	2020	% Change	2021	2020	% Change
SG&A expense	$32.0	$24.6	30.1%	$102.7	$95.2	7.9%
Percentage of sales	9.6%	8.6%		10.6%	7.9%

R&T expense	$10.4	$10.7	(2.8)%	$33.5	$36.0	(6.9)%
Percentage of sales	3.1%	3.7%		3.5%	3.0%

Selling, general and administrative and research and technology expenses were higher for both the third quarter and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due an increase in employee-related costs as the prior year period included benefits from lower stock compensation expense and temporary salary reductions.

Operating Income

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2021	2020	% Change	2021	2020	% Change
Consolidated operating income (loss)	$22.8	$(37.6)	160.6%	$28.8	$34.5	(16.5)%
Operating margin	6.8%	(13.1)%		3.0%	2.9%
Composite Materials	30.0	(36.6)	182.0%	61.9	75.0	(17.5)%
Operating margin	11.1%	(16.4)%		8.0%	7.4%
Engineered Products	6.5	(2.7)	340.7%	17.1	3.3	418.2%
Operating margin	8.1%	(3.8)%		7.3%	1.3%
Corporate & Other	(13.7)	1.7	N/M	(50.2)	(43.8)	(14.6)%

Operating income (loss) for the third quarters of 2021 and 2020 was $22.8 million and $(37.6) million, respectively. The increase in operating income for the third quarter of 2021 over the same period last year was primarily driven by strong gross margins, resulting from favorable sales mix and a reduction in the overhead cost base, as well as lower severance costs. Operating income for the first nine months of 2021 and 2020 was $28.8 million and $34.5 million, respectively. The decrease in operating income for the nine months ended September 30, 2021 as compared to the same period last year was largely due to lower gross margins resulting from a pandemic-related decline in sales partially offset by lower other operating expenses due to lower severance in 2021 and costs incurred in 2020 related to the terminated merger with Woodward, Inc.

Interest Expense, Net

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2021	2020	% Change	2021	2020	% Change
Interest expense, net	$9.5	$9.7	(2.1)%	$29.1	$32.4	(10.2)%

Interest expense for the third quarter ended September 30, 2021 was slightly lower compared to the third quarter of 2020 and interest expense for the nine months ended September 30, 2021 was lower compared to the same period last year primarily due to lower average debt levels.

Provision for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Income tax expense (benefit)	$5.1	$(56.9)	$1.6	$(48.7)
Effective tax rate	38.3%	N/M	N/M	N/M

The effective tax rate for the quarter ended September 30, 2021 was 38.3% and included a discrete tax charge of $1.3 million related to the remeasurement of the net state deferred tax liabilities. The tax expense for the nine months ended September 30, 2021 was $1.6 million and included a net discrete tax charge of $0.8 million resulting from the revaluation of U.S. and foreign deferred tax liabilities. The tax benefit for the quarter ended September 30, 2020 was $56.9 million and included a $46.2 million benefit primarily due to the release of a valuation allowance in a foreign jurisdiction due to a legal entity rationalization and treasury realignment initiative. The tax benefit of $48.7 million for the first nine months of 2020 also included a $2.7 million benefit for the release of reserves of unrecognized tax benefits as a result of tax audit settlements.

Financial Condition

Liquidity: Cash on hand at September 30, 2021 was $105.8 million as compared to $103.3 million at December 31, 2020. As of September 30, 2021, total debt was $877.3 million as compared to $926.4 million at December 31, 2020.

In September 2020, we amended our Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period. On January 28, 2021, we entered into the Second Amendment, which further amended the Facility agreement to provide that, from January 28, 2021 through and including March 31, 2022, we will not be subject to a maximum leverage ratio covenant but will instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Additionally, during such period, the Company will be subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees are increased; the incremental facility will not be available; and if the Company’s public debt rating is downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we will be required to grant liens on certain of our assets, which liens will be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s. The Company’s public debt rating as of September 30, 2021 is BB+/Baa3. In addition, the Second Amendment provides that the Company will not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021 and revolving commitments under the Facility were reduced to $750 million. In connection with the Second Amendment, we accelerated a portion of the deferred financing costs and recognized $0.9 million in interest expense during the first quarter of 2021. As of September 30, 2021, we were in compliance with all debt covenants.

As of September 30, 2021, total borrowings under the Facility were $179.0 million, which approximated fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of September 30, 2021, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $571 million. The weighted average interest rate for the Facility was 4.16% for the nine months ended September 30, 2021.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of September 30, 2021, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2024 when the Facility expires.

Earlier this year, the Company applied for the Aviation Manufacturing Jobs Protection ("AMJP") program, created under the American Rescue Plan Act of 2021, which provides funding to eligible businesses to pay up to half of their compensation costs for certain categories of employees, for up to six months. To qualify for funding, eligible companies must have involuntarily furloughed or laid off at least 10% of its U.S. workforce or have experienced at least a 15% decline in 2020 global operating revenue. In September, the U.S. Department of Transportation announced that it had approved for the Company to receive up to $20.9 million under the AMJP program. The Company anticipates receiving approximately half of the offered funds in the fourth quarter of 2021 and the remaining funds in 2022.

Operating Activities: Net cash provided by operating activities for the first nine months of 2021 was $64.2 million compared to $157.0 million for the same period last year. Working capital was a cash use of $46.0 million for the first nine months of 2021 compared to a source of $28.7 million in the same period in 2020.

Investing Activities: Net cash used for investing activities was $15.0 million and $47.8 million in the first nine months of 2021 and 2020, respectively, reflecting a decline in capital expenditures.

Financing Activities: Financing activities used $44.8 million of cash in the first nine months of 2021 compared to $106.9 million in the same period in 2020. In response to the impacts of the COVID-19 pandemic, we announced in the early part of 2020 that we had suspended our dividend payments and stock repurchases. During the third quarter ended September 30, 2020, we repaid $266 million under our Facility although borrowings were higher in 2020 as they included the remaining $125 million of our initial exceptional drawdown of $250 million, which we chose to draw down as we focused on preserving cash during our initial response to the COVID-19 pandemic. In addition, in January 2020, the Company used $49.9 million to repay and terminate its Euro term loan. We also returned $38.8 million to stockholders in the form of stock repurchases and dividends in the first half of 2020.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the possible push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations with regard to the build rate of the Boeing 737 MAX following its return to service and the related impact on our revenues; (e) expectations with regard to the timing of inventory destocking resulting from the pandemic-induced decrease in customer demand; (f) expectations with regard to raw material cost and availability; (g) expectations of composite content on new commercial aircraft programs and our share of those requirements; (h) expectations regarding revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (i) expectations regarding sales for wind energy, recreation, automotive and other industrial applications; (j) expectations regarding working capital trends and expenditures and inventory levels; (k) expectations as to the level of capital expenditures and completion of capacity expansions and qualification of new products; (l) expectations regarding our ability to maintain and improve margins; (m) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations or government policies; (n) our projections regarding our tax rate; (o) expectations with regard to the continued impact of the COVID-19 pandemic on worldwide air travel and aircraft programs, as well as on our customers and suppliers and, in turn, on our operations and financial results; and (p) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2021 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the impact of the COVID-19 pandemic (including continued disruption in global financial markets, ongoing restrictions on movement and travel, employee absenteeism and reduced demand for air travel) on the operations, business and financial condition of Hexcel and its customers and suppliers; reductions in sales to any significant customers, particularly Airbus or Boeing, including reduction in revenue related to the timing of ramp-up of production of the Boeing 737 MAX, as well as due to the impact of the COVID-19 pandemic; our ability to effectively adjust production and inventory levels to align with customer demand; inability to effectively motivate, retain and hire necessary workforce; our ability to successfully implement or realize our business strategies, plans and objectives of management, including any restructuring or alignment activities in which we may engage; the impact of any government mandated COVID-19 precautions, including mandatory vaccination; timing of inventory destocking caused by the COVID-19 pandemic; changes in sales mix; changes in current pricing and cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; availability and cost of raw materials; supply chain disruptions; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; cybersecurity breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions, including, but not limited to, the effect of change in global trade policies and the impact of the exit of the U.K. from the European Union; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2021, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 12 on pages 16 through 17 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. There have been no material changes in the Company’s risk factors from the aforementioned 10-K, except as set forth in the below risk factor, and the risk factor entitled “The short-term rights agreement that we entered into in 2020 could discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.” is no longer applicable as our stockholder rights plan expired on April 6, 2021.

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

Furthermore, the COVID-19 pandemic has resulted in market volatility, which caused a significant decline in our stock price, subjecting us to increased takeover risk, impaired our ability to declare dividends or other distributions and conduct share buybacks, and may impact our ability to comply with the covenants contained in the agreements that govern our indebtedness and raise additional funds when and as needed. We may also incur additional costs to remedy damages caused by business disruptions, performance delays or interruptions, payment defaults or bankruptcy of our third-party customers and suppliers, which could lead to additional charges, impairments, and other adverse financial impacts.

On September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. President Biden also issued an Executive Order requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). It is not currently possible to predict with any certainty the exact impact on the Company of the OSHA ETS, which has not yet been issued, or the requirements for government contractors and their subcontractors. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs and may have an adverse effect on future profit margins. In addition, any requirement to impose obligations on our suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and continuity of supply of raw materials and our results of operations and financial condition could be adversely affected.

We cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact our business, results, and financial condition, which will depend on many factors that are not known at this time, as the situation is unprecedented and continues to evolve. These include, among others, the extent of harm to public health, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the emergence of new variants of COVID-19, which may be more transmissible or virulent than the initial strain, the availability of effective vaccines and medical treatments for all age groups and the rate of vaccinations, further disruption to the manufacturing of and demand for our products, our ability to effectively manage raw material supply and inventory levels and to adjust our production schedules to align with changing demand, potential future restructuring actions, impairments and other charges, the impact of the global business and economic environment on liquidity and the availability of capital, the costs incurred to keep our employees safe and comply with government requirements while maintaining continued operations, and our ability to effectively motivate and retain the necessary workforce. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact and the impact on air travel.

In addition to the foregoing, many of the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K have been, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

ITEMS 2, 3, 4 and 5 are not applicable, and therefore have been omitted.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1

Amendment No. 2 to the Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation, effective July 26, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

October 18, 2021	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer