Form 10-K
period 2021-12-31
HEXCEL CORP /DE/
filed 2022-02-09
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $5,232,152,266 based on the reported last sale price of common stock on June 30, 2021, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2022
COMMON STOCK	83,988,242

Documents Incorporated by Reference:

Portions of Part III will be incorporated by reference to the registrant’s definitive proxy statement, in accordance with Instruction G(3) to Form 10-K, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Auditor Firm Id: Auditor Name: Auditor Location:

00042 Ernst & Young LLP Stamford, Connecticut

HEXCEL CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2021

PART I

ITEM 1. Business.

General

Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a global leader in advanced lightweight composites technology. We propel the future of flight, energy generation, transportation, and recreation through excellence in providing innovative high-performance material solutions that are lighter, stronger and tougher, helping to create a better world for us all. Our broad product range includes carbon fiber, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, resins, engineered core and composite structures for use in commercial aerospace, space and defense, and industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe, India, and Africa. We also have a presence in Malaysia where we are a partner in a joint venture which manufactures composite structures for Commercial Aerospace applications.

We are a manufacturer of products within a single industry: Advanced Composites. We have two reportable segments: Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resin systems, prepregs and other fiber-reinforced matrix materials, and honeycomb core product lines and pultruded profiles. The Engineered Products segment is comprised of lightweight high strength composite structures, RF/EMI and microwave absorbing materials, engineered core and specialty machined honeycomb products with added functionality and thermoplastic additive manufacturing.

Since the COVID-19 pandemic began, we have seen the impacts of COVID-19 on our markets and operations, including significant decreases in air traffic, temporary shutdowns of our customers’ and suppliers’ facilities and decreased demand from our customers. Our operations, margins and results have been adversely impacted by lower demand for our products due to substantial reductions in original equipment manufacturer build rates combined with a move to reduce inventory throughout our supply chain, particularly carbon fiber. The COVID-19 pandemic has had and may have further negative impacts on our operations, supply chain, transportation networks and customers, all of which may continue to compress our margins, even after the preventative and precautionary measures that we, other businesses and governments have taken and may take in the future. The COVID-19 pandemic is adversely affecting the economies and financial markets globally and has contributed to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials, which could continue for an extended period of time.

In 2021, the Commercial Aerospace market began to see signs of recovery from the impact of the COVID-19 pandemic, including an increase in domestic air travel and the conclusion of supply chain inventory destocking. The extent to which COVID-19 will continue to adversely impact our business, potentially diminishing the signs of recovery that began in 2021, depends on future developments, including availability of effective vaccines and medical treatments for all age groups and the rate of vaccinations and their effectiveness against new variants of COVID-19, as well as any other new information concerning the effectiveness of actions taken globally to contain or mitigate the effects of COVID-19 and the emergence and impact of new variants of COVID-19. The uncertainty over the future economic and operational impacts of COVID-19 means the future financial impact to the Company cannot be reasonably estimated at this time.

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2021.

Composite Materials

The Composite Materials segment manufactures and markets carbon fibers, fabrics, and specialty reinforcements, prepregs and other fiber-reinforced matrix materials, structural adhesives, honeycomb, molding compounds, tooling materials, polyurethane systems and laminates that are incorporated into many applications, including commercial and military aircraft, transportation (including automotive, marine and trains), wind turbine blades, recreational products, and other industrial applications.

The following table identifies the principal products and examples of the primary end-uses from the Composite Materials segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
COMPOSITE MATERIALS	Carbon Fibers	• Raw materials for prepregs, fabrics and specialty reinforcements • Filament winding for various aerospace, defense and industrial applications

	Fabrics, Multi-axials and Specialty Reinforcements	• Raw materials for prepregs • Composites and components used in aerospace, defense, wind energy, automotive, recreation, marine and other industrial applications

Prepregs, Other Fiber-Reinforced Matrix Materials and Resins

•        Epoxy resin systems

•        Composite structures

•        Commercial and military aircraft components

•        Satellites and launchers

•        Aero-engines

•        Rotorcraft and wind turbine blades

•        Automotive, marine and trains

•        Skis, snowboards, bicycles and hockey sticks

	Structural Adhesives	• Bonding of metals, honeycomb and composite materials

	Honeycomb	• Composite structures and interiors • Impact and shock absorption systems • Rotorcraft blades • Acousti-Cap®

	Pultruded Profiles	• Tubes, rods, robotics and medical applications

Carbon Fibers: HexTow® carbon fibers are manufactured for sale to third-party customers as well as for our own use in manufacturing certain reinforcements and composite materials. Carbon fibers are also woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials (referred to as “prepregs”). Carbon fiber is also used in filament winding to produce finished composite components. Key product applications include structural components for commercial and military aircraft and rotorcraft, space launch vehicles, and certain other applications such as recreational and industrial equipment.

Fabrics, Multi-axials and Specialty Reinforcements: HexForce® fabrics, multi-axials and specialty reinforcements are made from a variety of fibers, including carbon, glass, aramid and other high strength polymers, quartz, ceramic and other specialty fibers. These reinforcements are used in the production of prepregs and other matrix materials for aerospace and select industrial markets including wind energy blades, automotive components, oil exploration and production equipment, boats, surfboards, skis and other sporting goods equipment.

Prepregs: HexPly® prepregs are manufactured for sale to third-party customers and for internal use by our Engineered Products segment in manufacturing composite laminates and monolithic structures. Prepregs are used in primary and secondary structural aerospace applications such as wing components, horizontal and vertical stabilizer components, fairings, radomes, engine fan blades and cases, engine nacelles as well as overhead storage bins and other interior components. They are also used in many of the industrial and recreational products noted above. Prepregs are manufactured by combining high-performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material that, when cured, has exceptional structural properties not present in either of the constituent materials individually. Prepregs are applied via hand layup, automatic tape layup and advanced fiber placement to produce finished composite components. Prepreg reinforcements include glass, carbon, aramid, quartz, ceramic and other specialty fibers. Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyimide and other specialty resins.

Other Fiber-Reinforced Matrix Materials: Fiber reinforced matrix developments include HexTool®, a specialized form of quasi-isotropic carbon fiber prepreg for use in the cost-effective construction of high temperature resistant composite tooling. HexFIT® film infusion material is a product that combines resin films and dry fiber reinforcements to save lay-up time in production and enables the manufacture of large contoured composite structures, such as wind turbine blades.

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

Our HexWeb® Acousti-Cap® sound attenuating honeycomb provides dramatic noise reduction during takeoff and landing without a structural weight penalty, Acousti-Cap® incorporates a non-metallic, permeable cap material that is embedded into honeycomb core. In addition, we produce honeycomb for our Engineered Products segment for use in manufacturing finished parts for airframe original equipment manufacturers.

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

The following tables identify the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS
Aernnova	CTRM Aero Composites	Northrop Grumman
Airbus	Daher	Pratt & Whitney (1)
AVIC	Embraer	Safran
Bell	FACC	Sikorsky (2)
Blizzard	General Electric	Solvay
BMW	GKN	Spirit Aerosystems
The Boeing Company	Leonardo	Toray
Bombardier	Lockheed Martin	Triumph
CFAN	Mubea	Raytheon Technologies
Collins Aerospace (1)	Nordam	Vestas

(1) A Raytheon Technologies Company.

(2) A Lockheed Martin Company.

MAJOR MANUFACTURING FACILITIES
Casa Grande, Arizona	Parla, Spain
Dagneux, France	Roussillon, France
Decatur, Alabama	Salt Lake City, Utah
Duxford, England	Seguin, Texas
Illescas, Spain	Stade, Germany
Leicester, England	Tianjin, China
Les Avenières, France	Vert-le-Petit, France
Neumarkt, Austria

Net sales for the Composite Materials segment to third-party customers were $1,019.4 million in 2021, $1,185.9 million in 2020, and $1,863.1 million in 2019, which represented about 80% of our net sales each year. Net sales for composite materials are highly dependent upon the number of commercial aircraft produced as further discussed under the captions “Significant Customers.” “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Engineered Products

The Engineered Products segment manufactures and markets composite structures and precision machined honeycomb parts primarily for use in the aerospace industry. Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb, and structural adhesives, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, heat forming, infusion and other composite manufacturing techniques. Composite structures include HexAM® 3D printed parts, which offer significant weight cost and time-to-market reductions compared to incumbent metal or traditional composite technologies. This segment also provides advanced interference control materials, structural composites, and services; dielectric absorber foams and honeycomb; magnetic absorbers; and thermoplastics for commercial and defense applications.

The following tables identify the principal products and examples of the primary end-uses from the Engineered Products segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
ENGINEERED PRODUCTS	Composite Structures	• Aircraft structures and finished aircraft components, including wing to body fairings, wing panels, flight deck panels, door liners, rotorcraft blades, spars and tip caps

	Engineered Honeycomb	• Aircraft structural sub-components and semi-finished components used in rotorcraft blades, engine nacelles, and aircraft surfaces (flaps, wings, elevators and fairings)

	RF Interference Control	• Military and aerospace applications

Net sales for the Engineered Products segment to third-party customers were $305.3 million in 2021, $316.5 million in 2020, and $492.6 million in 2019, which represented approximately 20% of our net sales each year.

The Engineered Products segment includes a 50% ownership interest in a Malaysian joint venture, Aerospace Composites Malaysia Sdn. Bhd. (“ACM”) with Boeing Worldwide Operations Limited. Hexcel historically purchased certain semi-finished composite components from the joint venture and performed inspection and additional assembly work prior to direct delivery to Boeing production lines. As part of Boeing's supply chain optimization, this assembly work has been transferred overseas in stages in 2020 and 2021 to other parts of the Boeing supply chain, including ACM. Effective January 1, 2022, all of this work was transferred and Hexcel no longer purchases semi-finished components from ACM. Under the ACM joint venture structure, 50% of ACM net income continues to accrue to Hexcel. ACM had revenue of $30 million in 2021, and $24 million and $61 million in 2020 and 2019, respectively.

The following table identifies the key customers and the major manufacturing facilities of the Engineered Products segment:

ENGINEERED PRODUCTS
MAJOR
KEY CUSTOMERS	MANUFACTURING FACILITIES
The Boeing Company	Amesbury, Massachusetts
Bell	Burlington, Washington
CTRM Aero Composites	Casablanca, Morocco
General Electric	Kent, Washington
GKN	Pottsville, Pennsylvania
Lockheed Martin	South Windsor, Connecticut
Sikorsky, a Lockheed Martin Company	Welkenraedt, Belgium
Spirit Aerosystems
Raytheon Technologies

Significant Customers

Approximately 33%, 33% and 39% of our 2021, 2020 and 2019 net sales, respectively, were to Airbus and its subcontractors. Of the 33% of overall sales to Airbus and its subcontractors in 2021, 29% related to Commercial Aerospace market applications and 4% related to Space & Defense market applications. Approximately 16%, 19% and 25% of our 2021, 2020 and 2019 net sales, respectively, were to Boeing and its subcontractors. Of the 16% of overall sales to Boeing and its subcontractors in 2021, 12% related to Commercial Aerospace market applications and 4% related to Space & Defense market applications.

Markets

Our products are sold for a broad range of end-uses where durability, strength and weight are important factors to our customers. We sell to three different markets: Commercial Aerospace, Space & Defense and Industrial.

Commercial Aerospace

The Commercial Aerospace industry is our largest user of advanced composites. Commercial Aerospace represented 50% of our 2021 net sales. Approximately 82% of these revenues can be identified as sales to Airbus, Boeing, and their subcontractors for the production of commercial aircraft. Approximately 18% of these revenues were for business jets, regional and other commercial aircraft. The economic benefits airlines obtain from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced composites over traditional materials, has resulted in the aerospace industry becoming the leader in the adoption and use of these materials. While military aircraft and spacecraft have led the development and adoption of these materials, Commercial Aerospace has greater production volumes and has commercialized the use of these products. Accordingly, the demand for advanced composites structural material products is closely correlated to the demand for new commercial aircraft.

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

A second factor, which is less sensitive to the general economy, is the replacement rates for existing aircraft. The rates of retirement of passenger and freight aircraft, resulting mainly from obsolescence, are determined in part by the regulatory requirements established by various civil aviation authorities worldwide as well as public concern regarding aircraft age, safety, noise, and emissions. These rates may also be affected by the desire of the various airlines to improve operating costs with higher payloads and more fuel-efficient aircraft (which in turn is influenced by the price of fuel) and by reducing maintenance expense. In addition, pressure is increasing on airlines to replace their aging fleet with more fuel efficient and quieter aircraft to be more environmentally responsible. For example, aircraft operators subject to the European Union Emissions Trading Scheme (EU-ETS) are facing significantly higher costs to purchase carbon credits for compliance compared to the cost a few years ago, which may influence fleet replacement plans to purchase lightweight new aircraft. Additionally, the International Civil Aviation Organization (ICAO) Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA) emission reduction mandates for international aviation become mandatory later this decade, which may influence fleet renewal in the coming years. When aircraft are retired from commercial airline fleets, they may be converted to cargo freight aircraft, used for parts, or scrapped.

An additional factor that may cause airlines to defer or cancel orders is their ability to obtain financing, including leasing, for new aircraft orders. This will be dependent both upon the financial health of the airline operators, as well as the overall availability of financing in the marketplace.

As a result of the COVID-19 pandemic, aircraft manufacturers significantly reduced production rates during 2020 as demand for new aircraft decreased significantly. Select aircraft production rates began to modestly increase in 2021 but remain well below the pre-pandemic peak production rates of 2019. Additionally, the parked fleet of commercial aircraft reached record levels globally in April 2020 as passenger traffic fell and airlines reduced capacity. Since this time, aircraft continue to return to service but the parked fleet remains elevated due to the continuing impact on air travel from the COVID-19 pandemic.

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals and other materials. This follows the trend previously witnessed in military applications where composites now comprise the majority of the airframe of latest generation aircraft to enhance performance, range and payload, including the F-35 Lightning and the CH-53K heavy lift transport helicopter. Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950’s, contained almost no composite materials. One of the first commercial aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and contains approximately 6% composite materials, primarily comprised of interior secondary composite structures. Boeing’s legacy 777 aircraft, which entered service in 1995, is approximately 11% composite including composite flaps/ailerons and landing gear doors. The Airbus A380, which was first delivered in 2007, has approximately 23% composite content by weight as the tail structure was built of composites. The Boeing 777X was redesigned with composite wings and a new composite-rich engine and is more than 30% composites. Boeing’s B787, which entered into service in 2011, has a content of more than 50% composite materials by weight including composite wings and fuselage. The Airbus A350 XWB (“A350”) which has a composite content of 53% by weight was first delivered in December 2014.

Engines and nacelles are also an attractive market for both Hexcel Composite Materials and Engineered Products, including composite fan blades, cowlings, and the nacelle. Both Airbus and Boeing introduced new versions of their narrow body aircraft which utilize composite-rich engines and nacelles, but continue to incorporate metal wings and fuselages that were designed decades ago. Airbus’s A320neo had its first customer delivery in 2016 and Boeing’s B737 MAX entered into service in 2017. The LEAP engines and nacelles on both the A320neo and B737 MAX are composite-rich as is the GE9X engine on the Boeing 777X.

It is expected that future aircraft platforms will offer more opportunities for composite materials than their predecessors, as the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft and each new generation of engines and nacelles. We refer to this steady expansion of the use of composites in aircraft as the “secular penetration of composites” as it potentially increases our average sales per airplane over time.

The impact on Hexcel of Airbus and Boeing production rate changes is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production. We have products on all Airbus and Boeing planes. The shipset or dollar value of our materials varies by aircraft type and aircraft platform. Newer designed aircraft use more of our materials than older generations, and as a materials provider, larger aircraft use more composites by weight than smaller aircraft. On average, for established programs, we deliver products into the supply chain about six months prior to aircraft delivery, with a range between one and eighteen months depending on the product and specific aircraft platform. For aircraft that are in the development or ramp-up stage we will have sales as much as several years in advance of delivery.

Airbus and Boeing combined backlog at December 31, 2021 was 12,216 aircraft, or a 0.3% increase compared to December 31, 2020. The production rates in 2021 remained low due to the impact of COVID-19 on air travel, low production rates of the Boeing 737 MAX following the aircraft's grounding that was only lifted in select regions by the end of 2020 and low production rates of the Boeing 787 following a temporary cessation of deliveries that was implemented during the second half of 2021. The balance of our Commercial Aerospace sales is related to regional and business aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.

Space & Defense

The Space & Defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites. The aggregate demand by Space & Defense customers is primarily a function of procurement of military aircraft that utilize advanced composites, primarily by the United States and certain European governments, including both commercial and military rotorcraft. We are qualified to supply materials to a broad range of military aircraft, commercial helicopter and space programs, including the Lockheed Martin F-35 (Lightning), Bell-Boeing V-22 (Osprey) tilt rotor aircraft, UH-60 Black Hawk and Airbus A400M military transport. The F-35, which is our largest program, represents less than 25% of revenues in this market. No other program accounts for more than 10% of our revenues in this market. The sales from these programs are dependent upon those that are funded and the extent of the funding. Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for both government funded and commercial launch vehicles, and satellite buss and solar arrays for military and commercial satellites.

Another growth generating trend for Hexcel is the further penetration of composites in rotorcraft blades, including both new and replacement blades. The UH-60 wide chord blade program and blades for the V-22 were the two largest blade programs in 2021. CH-53K is a future growth program, including the composite helicopter blades and new helicopter programs in development which use Hexcel composites in prototypes. The blades include Composite Materials products such as carbon fiber, prepregs, and honeycomb core to improve blade performance. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing for rotorcraft.

The Space & Defense market represented 33% of our 2021 net sales. While our Space & Defense market has been disrupted by the COVID-19 pandemic, the impact has been significantly less than the impact to our Commercial Aerospace market. As a result, our Space & Defense sales comprised a greater percentage of our 2021 net sales than Space & Defense sales have historically comprised prior to the COVID-19 pandemic. In the five fiscal years prior to the start of the pandemic, including 2015 through 2019, Space & Defense sales comprised between 16% and 19% of total net sales. When the Commercial Aerospace market recovers to pre-COVID-19 pandemic levels, we would expect Space & Defense sales to return to a range generally consistent with historical pre-pandemic percentages.

Industrial

The Industrial market represented 17% of our 2021 net sales. The revenue from this market includes wind turbine blades, automotive, a wide variety of recreational products, consumer electronics, marine and other industrial applications. A number of these applications represent emerging opportunities for our products. In developing new applications, we seek those opportunities where advanced composites technology offers significant benefits to the end user, often applications that demand high engineering performance. This includes carbon fiber and resin formulations that we produce as well as glass fiber we purchase from third parties that we then combine with our resin and weaving expertise. Within the Industrial market, wind energy has historically comprised the largest submarket with Vestas Wind Systems A/S (“Vestas”) as our primary customer. Demand in our wind energy sub-market declined in 2021 due in part to the commoditization and outsourcing of blades with a change in technology from prepreg using glass fiber that we purchased from third parties to infusion. The Industrial market also includes sales to major end user sub-markets, in order of size based on our 2021 sales: general industrial applications (including those sold through distributors), transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications) and recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks). Our participation in Industrial applications complements our commercial and military aerospace businesses, and in many instances, technology or products now used in aerospace were started in Industrial. We are committed to pursuing the utilization of advanced structural material technology and introducing new innovations to support our customers in response to changing market dynamics in Industrial markets where it can generate significant value and we can maintain a sustainable competitive advantage.

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

Raw Materials and Production Activities

Our manufacturing operations are in many cases vertically integrated. One example of the benefits of our vertical integration is that it enables us to control both the carbon fiber surface structure and resin formulations to optimize their interaction and ensure excellent interfacial adhesion or bonding. We produce and internally use carbon fibers, industrial fabrics, composite materials, and composite structures as well as sell these materials to third-party customers for their use in the manufacture of their products.

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”). The primary raw material for PAN is acrylonitrile. All of the PAN we produce is for internal carbon fiber production. We utilized between 55% and 60% by value of the carbon fiber we produced in 2021 and between 60% and 65% in 2020, with the remainder of our output sold to third-party customers.

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

We formulate a variety of resin systems that are tailored to specific applications and support the process for manufacturing composite parts. The type of epoxy and curative used in the resin systems vary depending on the application being considered, including the required service temperature, mechanical performance, and rate of cure. We continually focus on innovation that will help our customers reduce their cycle time and increase their production through put, including lower curing temperatures, faster curing times, and enhancing the flow characteristics of the resin formulations, particularly for infusion manufacturing processes.

We purchase glass yarn for our aerospace and industrial markets from a number of suppliers in the United States, Europe and Asia. We also purchase aramid and high strength fibers which are produced by only a few companies, and during periods of high demand, can be in short supply. In addition, epoxy and other specialty resins, aramid paper and aluminum specialty foils are used in the manufacture of composite products. A number of these products have only one or two sources qualified for use, so an interruption in their supply could disrupt our ability to meet our customer requirements. When entering into multi-year contracts with aerospace customers, we attempt to get back-to-back commitments from key raw material suppliers. While we are not dependent on any one supplier for the majority of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. During 2021, as a result of the challenges created by global transportation issues, the COVID-19 pandemic and market volatility, we experienced minor supply disruptions and anticipate that supply disruptions and material shortages may continue. We continue to work with our key suppliers who have been impacted by these supply disruptions to ensure that we are able to meet our customer commitments. While we have not experienced materially significant issues in the purchase of key raw materials, we continue to monitor the availability (including transportation) and price of raw materials on a regular basis, as well as any potential impact on our operations.

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

Research and Technology; Patents and Know-How

Our Research and Technology (“R&T”) centers of excellence located globally support our businesses worldwide. Through R&T activities, we maintain expertise in precursor and carbon fiber, chemical and polymer formulation and curatives, fabric forming and textile architectures, advanced composite structures, process engineering, application development, analysis and testing of composite materials, computational design, and other scientific disciplines related to our worldwide business base.

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

Environmental Matters

We view climate-change as an important social issue that presents some level of risk to our business while also creating opportunities for greater composite adoption. Our strategic and operational decision making is influenced by our commitment to reduce the environmental impact of our operations, including our carbon footprint, air and water emissions and waste reduction. We continue to improve our emissions profile through operational efficiency improvements that lessen our use of fossil fuels and by increasing our use of renewable power. We have implemented sustainable energy sourcing within certain of our operations, with recent solar projects at our manufacturing sites in Neumarkt, Austria, Casa Grande, Arizona, and Casablanca, Morocco. The generation of solar power reduces our demand for fossil-fuel powered electricity, which supports our carbon and greenhouse gas emission reduction goals. We have applied this same approach to our product life cycle, implementing circular economic principles to reduce waste – both in our manufacturing and product packaging. At this time, we are not subject to carbon emission trading programs at any of our facilities, though we are actively monitoring country and region-specific regulations and trends to ensure pricing and capital expenditures are incorporated into our future product portfolio planning.

The increasing global emphasis on emissions reduction is a trend that is supportive of our advanced composite light weighting solutions for transportation applications. We also market composite solutions that reduce aircraft engine noise, which benefits local communities near airports, supports aircraft operators in geographies that are subject to local noise abatement programs, and enables more direct routes for aircraft that saves fuel rather than having to fly longer routes to avoid noise-sensitive areas.

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

Other Regulatory Matters

As a materials supplier for U.S. prime contractors, we are subject to certain U.S. government Federal Acquisition Regulations, the Department of Defense Federal Acquisition Regulations Supplement, and associated procurement regulations. As a result of our acquisition of ARC Technologies LLC in 2019, we have expanded our portfolio of U.S. government contracts and thereby increased our federal legal and regulatory compliance obligations. Specifically, we must comply with certain laws and regulations relating to the formation, administration, and performance of U.S. government contracts, including the government security requirements and additional government export control laws and regulations. In complying with these laws and regulations, we may be required to make additional capital expenditures and incur other costs. Furthermore, failure to comply may result in the imposition of fines and penalties, including contractual damages, civil penalties, criminal penalties, or administrative sanctions, or suspension or debarment from contracting with the U.S. government.

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

Sales and Marketing

A staff of salaried marketing managers, product managers and sales personnel, sell and market our products directly to customers worldwide. We also use independent authorized distributors for certain products, markets, and regions. In addition, we operate various sales representation offices globally.

Competition

In the production and sale of advanced composites, we compete with a number of U.S. and international companies on a worldwide basis. The broad markets for composites are highly competitive, and we have focused on both specific sub-markets and specialty products within markets. In addition to competing directly with companies offering similar products, we compete with producers of substitutes for composites such as metal, structural foam, and wood. Depending upon the material and markets, relevant competitive factors include technology, product performance, historical database of usage, delivery, service, price, customer preference for sole sourcing and customer preferred processes.

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

In response to the emergence of COVID-19 in early 2020, we implemented a proactive internal procedure and complied with local, federal and international governmental guidance that has enabled us to maintain a safe and healthy environment for our employees and site visitors. Our internal procedure has evolved with the pandemic as a risk-based approach and varies by facility and region, allowing for adjustment based on local transmission rates and worker vulnerability. The procedures range from temperature screening and pre-entry questionnaires to masking to disciplined distancing and workzone isolation procedures. There are also robust contact tracing programs in place, with strict adherence to the Centers for Disease Control and Prevention guidance for COVID-19 isolation and quarantine.

An engaged, innovative, skilled, and collaborative workforce is critical to our continued leadership in the advanced composites industry. We operate globally under policies and programs that provide competitive wages, benefits, and terms of employment. We are committed to efforts to increase diversity and foster an inclusive work environment that supports our global workforce through recruiting efforts, equitable compensation policies, and educational workshops to promote a positive and collaborative culture. Our diversity recruitment efforts include targeted university recruitment and attendance at conferences promoting racial and gender diversity in engineering, which have historically been a major source of candidates for our summer internship program and Early Career Program for new hires.

Employee levels are managed to align with business demand and management believes it currently has sufficient human capital to operate its business successfully. As of December 31, 2021, we employed 4,863 full-time employees and contract workers: 2,611 in the United States and 2,252 in other countries. We employ a minimal number of contract workers. Approximately 30% of employees in the United States and the majority of those in Europe are represented by collective bargaining agreements. We believe that our relations with employees, unions and works’ councils are good. The total number of full-time employees and contract workers as of December 31, 2020 and 2019 was 4,647 and 6,977, respectively.

Other Information

Our internet website is www.hexcel.com. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the SEC. Any reference to our website in this Annual Report on Form 10-K is intended to be an inactive textual reference only. We make available, free of charge through our website, our Form 10-Ks, 10-Qs and 8-Ks, and any amendments to these forms, as soon as reasonably practicable after filing with, or furnishing to, the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target,” “would,” “will” and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain and are subject to changing assumptions. No assurance can be given that any commitment, plan, initiative, projection, goal, expectation, or prospect set forth in this Annual Report on Form 10-K can or will be achieved. Inclusion of information in this Annual Report on Form 10-K is not an indication that the subject or information is material to our business or operating results

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations with regard to regulatory clearances or the build rate of the Boeing 737 MAX or Boeing 787 and the related impact on our revenues; (e) expectations with regard to raw material cost and availability; (f) expectations of composite content on new commercial aircraft programs and our share of those requirements; (g) expectations regarding revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (h) expectations regarding sales for wind energy, recreation, automotive and other industrial applications; (i) expectations regarding working capital trends and expenditures and inventory levels; (j) expectations as to the level of capital expenditures and completion of capacity expansions and qualification of new products; (k) expectations regarding our ability to improve or maintain margins; (l) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations or government policies; (m) our projections regarding our tax rate; (n) expectations with regard to the continued impact of the COVID-19 pandemic on worldwide air travel and aircraft programs, as well as on our customers and suppliers and, in turn, on our operations and financial results; (o) expectations regarding our strategic initiatives and other goals, including, but not limited to, our sustainability goals; and (p) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2022 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the impact of the COVID-19 pandemic (including continued disruption in global financial markets and supply chains, ongoing restrictions on movement and travel, employee absenteeism and labor shortages, the impact of any vaccine mandate, and reduced demand for air travel) on the operations, business and financial condition of Hexcel and its customers and suppliers; reductions in sales to any significant customers, particularly Airbus or Boeing, including related to the timing of pending regulatory clearances for the Boeing 737 MAX and the Boeing 787, as well as due to the impact of the COVID-19 pandemic; our ability to effectively adjust production and inventory levels to align with customer demand; our inability to effectively motivate, retain and hire necessary workforce, including potential employee attrition resulting from any vaccine mandate; our ability to successfully implement or realize our business strategies, plans, goals and objectives of management, including our sustainability goals and any restructuring or alignment activities in which we may engage; the impact of any government mandated COVID-19 precautions, including mandatory vaccination; changes in sales mix; changes in current pricing and cost levels, including cost inflation; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; availability and cost of raw materials, including the impact of supply shortages and inflation; supply chain disruptions; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; cybersecurity-related risks, including the potential impact of breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions, including, but not limited to, the effect of change in global trade policies; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; the effects of natural disasters, which may be worsened by the impact of climate change, and other severe catastrophic events; the potential impact of environmental, social and governance matters; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports we file with the SEC. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption “Risk Factors,” which is located in Item 1A of Part I of this report. We do not undertake any obligation to update our forward-looking statements or risk factors to reflect future events or circumstances, except as otherwise required by law.

ITEM 1A. Risk Factors

You should consider carefully the following risk factors and all other information contained in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and cash flows. While we believe we have identified and discussed below the material risks affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition, results of operations or cash flows in the future, and may require significant management time and attention. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Risks Related to the COVID-19 Pandemic

Our business has been and will continue to be adversely affected by the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will adversely impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and difficult to predict.

The ongoing COVID-19 pandemic has created significant uncertainty and economic disruption and has negatively affected the business and results of operations for the Company. Given the ongoing and dynamic nature of the pandemic, we cannot reasonably estimate the full extent of the adverse impact of the COVID-19 pandemic on our business, and there is no guarantee our efforts to address the adverse impacts of COVID-19 will be effective.

While all of our manufacturing sites are currently in operation, during 2020 and 2021 we reduced or furloughed certain operations in response to government measures, employee welfare concerns and the impact of COVID-19 on the global demand and supply chain. Our manufacturing operations may be further adversely affected by impacts from COVID-19, including, the reimplementation of previously lifted measures or imposition of new measures, such as the mandatory vaccination measures in the United States and other locations in which we operate, further decreases in demand and/or deeper supply chain disruptions, shortages in necessary raw materials and resulting cost inflation, and health and availability of essential onsite personnel. While subject to ongoing legal challenge, the U.S. government through executive order and other regulatory action, has attempted to implement mandatory vaccination and other workforce safety measures related to COVID-19 applicable to our business that could materially impact our operations, and vaccine mandates may also be implemented in other jurisdictions in which we operate. Any inability to meet our customers’ needs due to any of the foregoing could negatively impact our business and reputation.

We are heavily dependent on sales to customers in the aerospace industry, which has been materially negatively impacted by the COVID-19 pandemic. Travel restrictions, as well as changes in the propensity for the general public to travel by air as a result of the COVID-19 pandemic, have caused reductions in demand for commercial aircraft, which has had an adverse impact on our sales and operating results and may continue to do so for an extended period of time. While we remain unable to predict the magnitude and duration of such impact, the further loss of, or significant reduction in, purchases by Airbus or Boeing will materially impair our business, operating results, prospects, and financial conditions.

Furthermore, the COVID-19 pandemic has resulted in market volatility, which previously caused a significant decline in our stock price, subjecting us to increased takeover risk, impaired our ability to declare dividends or other distributions and conduct share buybacks, which may impact our ability to comply with the covenants contained in the agreements that govern our indebtedness and raise additional funds when and as needed. We may also incur additional costs to remedy damages caused by COVID-19 related business disruptions, performance delays or interruptions, which could lead to additional charges, impairments, and other adverse financial impacts.

We cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact our business, results, and financial condition, which will depend on many factors that are currently not known. These include, among others, (i) the duration, scope and severity of the pandemic; (ii) the effectiveness of the actions taken to contain the virus or treat its impact; (iii) the extent of further disruption to the manufacturing of and demand for our products and our ability to adjust our production schedules to align with changing demand; (iv) the effectiveness of our past and any potential future restructuring actions; and (v) the extent to which global economic and operating conditions, including air travel and business spending, return to their pre-pandemic levels.

In addition to the foregoing, many of the risk factors disclosed herein have been, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

Risks Related to Our Strategy

The markets in which we operate can be cyclical, and downturns in them may adversely affect the results of our operations.

Some of the markets in which we operate have been, to varying degrees, cyclical and have experienced downturns. A downturn in these markets could occur at any time as a result of events that are industry specific, such as aircraft production slowdown resulting from the impact of the COVID-19 pandemic on air travel, the Boeing 737 MAX grounding or regulatory scrutiny of the Boeing 787, or macroeconomic, such as an economic downturn. Any deterioration in any of the cyclical markets we serve could adversely affect our financial performance and operating results, as occurred during 2020 and 2021 with respect to the Commercial Aerospace industry.

During both 2020 and 2021, due to the impact of the COVID-19 pandemic on Commercial Aerospace, we experienced a material decrease in demand, resulting in order cancellations and deferrals from our Commercial Aerospace customers, which resulted in decreased sales for our Commercial Aerospace products and reduced operating income for the years ended December 31, 2021 and 2020. To the extent there are any further significant deferrals, cancellations, or reductions in demand results in decreased aircraft build rates, including as a result of the continued impact of the COVID-19 pandemic, it would have a further negative impact on sales for our Commercial Aerospace products and as a result reduce our operating income. Approximately 50% of our sales for 2021 were derived from sales to the Commercial Aerospace industry. Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including delays in the startup or ramp-up of new programs, suspension or discontinuation of current commercial aircraft programs, changes in the propensity for the general public to travel by air (including as a result of terrorist events and any subsequent military response or a public health crisis, such as the COVID-19 pandemic), a significant change in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, environmental concerns (including climate change), consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases, inventory corrections or disruptions throughout the supply chain and slower macroeconomic growth. Although U.S. domestic air travel has increased during 2021, international travel has not yet begun to recover at the same pace. Furthermore, as companies and employees become accustomed to working remotely, business travel and the associated flight hours may not reach pre-pandemic levels.

At different times, both Airbus and Boeing have experienced various delays in the start and ramp up of several aircraft programs. In the past, these have delayed our expected growth, or our effective utilization of capacity installed for such growth. Future delays, or production cuts arising from the impact of the COVID-19 pandemic, future pandemics or other macro-economic factors in these or other major new customer programs could similarly impact our results.

In addition, our customers continue to emphasize the need for cost reduction or other improvements in contract terms throughout the supply chain. In response to these pressures, we may be required to accept increased risk or face the prospects of margin compression on some products in the future. Where possible, we seek to offset or mitigate the impact of such pressures through productivity and performance improvements, cost index contractual provisions, hedging and other actions.

A significant decline in business with Airbus, Boeing, or other significant customers could materially impact our business, operating results, prospects, and financial condition.

We have concentrated customers in the Commercial Aerospace and the Space & Defense markets. In the Commercial Aerospace market, approximately 82%, and in the Space & Defense market, approximately 22%, of our 2021 sales were made to Airbus and Boeing and their related subcontractors. For the years ended December 31, 2021 and December 31, 2020, approximately 33% and 33% of our total consolidated sales, respectively, were to Airbus, and its related subcontractors and approximately 16% and 19% of our total consolidated sales, respectively, were to Boeing and its related subcontractors. Significant changes in the demand for our customers’ end products, program delays, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. The loss of, or significant reduction in, purchases by Airbus or Boeing or any of our other significant customers could materially impair our business, operating results, prospects and financial condition. The level of purchases and product mix demanded by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, conditions in the airline industry, disruptions in deliveries, business disruptions, strikes and other factors, including the previous grounding of the Boeing 737 MAX by the Federal Aviation Administration and other regulators and the regulatory scrutiny of the Boeing 787 causing production delays, and the effects of the COVID-19 pandemic on air travel and general economic conditions. Further delays in the production ramp-up of the Boeing 737 MAX or the Boeing 787, and the continued impacts of the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Reductions in space and defense spending could result in a decline in our sales.

Space and defense production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow and the increased demand for composite-intensive programs may not continue. In addition, the production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 33% of our sales in 2021 were to the Space & Defense market, of which approximately 79% were related to military programs in the United States and other countries. In addition to normal business risks, our indirect supply of products to the U.S. government is subject to unique risks largely beyond our control. U.S. Department of Defense budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the current political environment or otherwise, the U.S. government’s budget deficits, spending priorities (e.g., allocating more spending to combat the effects of the COVID-19 pandemic), increased defense regulatory requirements resulting in additional expenses, the cost of sustaining the U.S. military presence internationally and possible political pressure to reduce military spending, each of which could cause the U.S. Department of Defense budget to remain unchanged or to decline.

If we fail to comply with government procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, including the government security requirements and additional government export control laws and regulations, as well as certain cybersecurity certifications and other cybersecurity requirements. These regulations and other requirements regularly evolve, and new laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity and related certification requirements for us and our partners, privacy, information protection, cost accounting, recovery of employee compensation costs, counterfeit parts, pensions, anti-human trafficking, specialty metals, conflict minerals and use of certain non-U.S. equipment and materials) could significantly increase our costs and risks and reduce our profitability. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions or suspension or debarment from contracting with the U.S. government.

If we are unable to develop new products on a timely basis, it could adversely affect our business and prospects.

We believe that our future success depends, in part, on our ability to develop, on a timely basis, technologically advanced products that meet or exceed current industry standards, including developing products with an improved environmental footprint. Although we believe we have certain technological and other advantages over our competitors, maintaining such advantages will require us to continue investing in research and development and sales and marketing. There can be no assurance that we will be able to make the technological advances necessary to maintain such competitive advantages or that we can recover major research and development expenses.

Acquisitions, divestitures, mergers, business combinations or joint ventures may entail certain operational and financial risks.

Over the past several years, we have completed strategic acquisitions of complementary manufacturing companies, as well as strategic investments in companies. We expect to continue to explore complementary mergers, acquisitions, investments and joint ventures and may also pursue divestures of business lines or investments that do not fit with our core strategy. We may also engage in further vertical integration. We may face competition for attractive targets and may not be able to acquire potential targets at prices acceptable to us, if at all. In addition, these types of transactions may require significant liquidity, which may not be available on terms favorable to us, or at all.

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

Our business has historically been dependent on a highly trained workforce because of the complex nature of our products. Furthermore, as of December 31, 2021, approximately 30% of employees in the United States and the majority of those in Europe were represented by collective bargaining agreements. During 2020 and 2021, we furloughed or eliminated a significant portion of our skilled workforce as a result of the impact that the COVID-19 pandemic had on our customer demand. If the demand for trained personnel returns to pre-COVID-19 levels, and we are unable to quickly reassemble our workforce and subsequently retain a sufficient number of trained personnel, including as a result of any applicable vaccination mandate, or we experience a significant or prolonged work stoppage in such an environment, our ability to secure new business and our results of operations and financial condition could be adversely affected.

Our ability to attract, retain and motivate key employees is vital to our success.

Our success, competitiveness and ability to execute on our global strategies and maintain a culture of innovation depend in large part on our ability to attract, retain and motivate qualified employees and leaders with expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, increasing local and global competition for talent, particularly due to the increase in remote working opportunities resulting from the COVID-19 pandemic, the availability of qualified employees, restructuring and alignment activities (including workforce reductions), and the attractiveness of our compensation and benefit programs. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact our business and results of operations. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new candidates to perform necessary functions, and ineffective succession planning could result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls. There is also the risk that we are unable to achieve our diversity, equity and inclusion objectives or, more broadly, to meet sustainability goals increasingly required by our stockholders, employees and other stakeholders. If we are unable to attract and retain a qualified and diverse workforce, we may be unable to maintain our competitive position and our future success could be materially adversely affected.

We have engaged in restructuring and alignment activities from time to time and there can be no assurance that our efforts will have the intended effects.

From time to time, we have responded to changes in our industry and the markets we serve, or other changes in our business, by restructuring or aligning our operations, including actions taken during 2020 and 2021 as a result of the impact of the COVID-19 pandemic and the closure of our Windsor, Colorado wind energy prepreg production facility in 2020. Due to necessary cost reduction measures or changes in the industry and markets in which we compete, we may decide to implement additional restructuring or alignment activities in the future, such as closing plants, idling certain equipment or operations, or making additions, reductions or other changes to our management or workforce. These restructuring and/or alignment activities generally result in charges and expenditures that may adversely affect our financial results for one or more periods. Restructuring and/or alignment activities can also create unanticipated consequences, such as instability or distraction among our workforce, and we cannot provide any assurance that any restructuring or alignment efforts that we undertake will be successful. A variety of risks could cause us not to realize expected cost savings, including, among others: (a) higher than expected severance costs related to headcount reductions; (b) higher than expected costs of closing plants; (c) incurring costs to hire new employees or delays or difficulty hiring the employees needed; and (d) delays in the anticipated timing of activities related to our cost-saving plan. If we are unable to align our operations in light of evolving market conditions, it could have an adverse effect on our business, financial condition, results of operations, and cash flows.

A decrease in supply, interruptions at key facilities or an increase in cost of raw materials could result in a material decline in our profitability.

Our profitability depends largely on the price and continuity of the supply of raw materials, which may be supplied through a sole source or a limited number of sources. We purchase large volumes of raw materials, such as epoxy and phenolic resins, acrylonitrile, carbon fiber, fiberglass yarn, aramid paper and, to a lesser extent, aluminum foil. Any restrictions on the supply, or an increase in the cost, including any impact of inflation or resulting from tariffs, of our raw materials could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of these raw materials by long-term purchase agreements, productivity improvements, hedging or by flowing through cost increases to our customers may not be successful. During 2021, as a result of the challenges created by global transportation issues, the COVID-19 pandemic and market volatility, we experienced minor supply disruptions and anticipate that supply disruptions and material shortages may continue. While we have not experienced materially significant issues in the purchase of key raw materials, we continue to monitor the availability (including transportation) and price of raw materials on a regular basis, as well as any potential impact on our operations.

The occurrence of material operational problems or interruptions, including but not limited to, as a result of the failure of key equipment, a quality or financial failure of a sole source or major supplier, the effects of natural disasters or climate change-related events, the continued impact of the COVID-19 pandemic or other public health crises, ongoing supply chain disruptions and supply shortages, the inability to install, staff and/or qualify necessary capacity, political or social unrest, the failure to achieve planned manufacturing improvements or other causes, or any other inability to meet customer requirements, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, and could have a material effect on the Company as a whole. In addition, the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations, including through legislation or government regulations, may increase our costs and could impact production if we are required to implement certain environmental or sustainability measures at our facilities.

We have substantial international operations subject to uncertainties which could affect our operating results.

We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. In 2021, 48% of our production and 59% of our customer sales occurred outside of the United States. Additionally, we have invested significant resources in our international operations, and we intend to continue to make such investments in the future. Our international operations are subject to numerous risks, including: (a) general economic, political, legal, social and health conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy, such as the impact of a public health crisis, including the COVID-19 pandemic, or social unrest on employees and the global economy or the impact of inflation, as well as changes in existing and expected rates of inflation, which may vary across the jurisdictions in which we do business; (b) the difficulty of enforcing agreements and collecting receivables through some foreign legal systems; (c) foreign customers may have longer payment cycles than customers in the United States; (d) the cost of compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology; (e) loss of sales to international customers, including those located in China and Russia, as a result of more stringent trade control laws in the United States; (f) tax rates may vary and foreign earnings may be subject to withholding requirements or the imposition of exchange controls or other restrictions; (g) governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including, but not limited to, resulting from tariffs and other trade restrictions imposed by the United States, China and other jurisdictions; and (h) the potential difficulty in enforcing our intellectual property rights in some foreign countries, and the potential for the intellectual property rights of others to affect our ability to sell products in certain markets. Any one of these could adversely affect our financial condition and results of operations. With respect to tariffs, implementation of new tariff schemes by various governments, such as those implemented by the United States and China in recent years, could potentially increase the costs of our materials, increase our cost of production, and ultimately increase the landed cost of our products sold from one country into another country.

Fluctuations in currency exchange rates may influence the profitability and cash flows of our business. For example, most of our European operations sell a majority of the products they produce in U.S. dollars, yet the labor, overhead costs and portions of material costs incurred in the manufacture of those products are primarily denominated in Euros, British pound sterling or U.S. dollars. As a result, the local currency margins of goods manufactured with costs denominated in local currency, yet sold in U.S. dollars, will vary with fluctuations in currency exchange rates, reducing when the U.S. dollar weakens against the Euro and British pound sterling. In addition, the reported U.S. dollar value of the local currency financial statements of our foreign subsidiaries will vary with fluctuations in currency exchange rates. While we enter into currency hedge agreements to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures, and our earnings are impacted by changes in currency exchange rates.

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

We have been named as a “potentially responsible party” under Superfund or similar state laws at our former and current sites requiring clean up. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances, liability may be joint and several, resulting in one responsible party being held responsible for the entire cleanup obligation. Liability may also include damages to natural resources. We have incurred and likely will continue to incur expenses to investigate and clean up certain of our existing and former facilities, for which we believe we have adequate reserves. The ongoing operation of our manufacturing plants also entails environmental risks, and we may incur material costs or liabilities in the future that could adversely affect us. Although most of our properties have been the subject of environmental site assessments, there can be no assurance that all potential instances of soil and groundwater contamination have been identified, even at those sites where assessments have been conducted. Accordingly, we may discover previously unknown environmental conditions and the cost of remediating such conditions may be material. See “Legal Proceedings” below and Note 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We may also be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response. In particular, climate change is receiving increased attention worldwide, which presents both risks and opportunities for our businesses as legislative and regulatory efforts to limit greenhouse gas emissions increase. Our manufacturing plants use energy, including electricity and natural gas, and some of our plants emit amounts of greenhouse gases that may in the future be affected by these legislative and regulatory efforts. Potential consequences could include increased energy, transportation and raw material costs and may require us to make additional investments in our facilities and equipment, increase our expenditures or limit our ability to grow. Failure to comply with applicable regulations could result in fines and could affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.

In addition to regulatory compliance, growing customer environmental and sustainability requirements, including procurement policies that include social and environmental responsibility provisions or requirements that their suppliers are required comply with, as well as sustainability goals that we have adopted, could cause us to alter our manufacturing, operations or equipment processes, and incur substantial expense to meet these requirements. The failure to comply with such customer requirements, or similar types of requests, could adversely affect our relationships with some customers, which in turn could adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment, or if we fail to achieve our sustainability goals, which could limit our ability to grow and otherwise adversely affect our results of operations.

Our business and operations may be adversely affected by cybersecurity breaches or other information technology system or network intrusions.

We depend heavily on information technology and computerized systems to communicate and operate effectively. We store sensitive data, including proprietary business information, intellectual property and confidential employee or other personal data, on our servers and databases. In addition to traditional information technology systems, we leverage cloud-based systems, where data is stored and exchanged with external third-party vendors. From time to time, we experience cyberattacks on our information technology systems, including vendor-hosted systems. Attempts by others to gain unauthorized access to our information technology systems have become more sophisticated and could be material. These attempts, which could be related to industrial or foreign government espionage, activism, or other motivations, include attempting to covertly introducing malware to our systems, performing reconnaissance, impersonating authorized users, and stealing, corrupting, or restricting our access to data, among other activities. We continue to update our infrastructure, security tools, employee training and processes to protect against security incidents, including both external and internal threats, and to prevent their occurrence or recurrence. While Company personnel have been tasked to detect and investigate such incidents, future cybersecurity attacks could still occur and may lead to potential data corruption or loss of data and exposure of proprietary and confidential information, disruptions in critical systems and theft of data, funds, or intellectual property. In addition, we face increased information technology security and fraud risks due to our increased reliance on working remotely due to the COVID-19 pandemic, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. The unauthorized use of our intellectual property and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. An intrusion may also cause operational stoppages or result in fines, penalties, litigation or governmental investigations and proceedings, diminished competitive advantages through reputational damages and increased operational costs. Further, cybersecurity and data protection laws and regulations continue to evolve, and are increasingly demanding, both in the U.S. and globally, which adds compliance complexity and may increase our costs of compliance and expose us to litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. Additionally, we have incurred, and expect to continue to incur, additional costs to comply with our customers’, including the U.S. government’s, increased cybersecurity protections and standards.

We operate our business in regions subject to natural disasters and other severe weather events and any disruption to our business resulting from such events will adversely affect our revenue and results of operations.

We operate, and rely on suppliers who operate, in regions subject to natural disasters and other severe weather events. In addition, extreme weather events and changing weather patterns present physical risks on existing infrastructure that may become more frequent or more severe as a result of factors related to climate change. We have in the past and will continue in the future to assess potential manufacturing risks related to climate change, including risk of exposure to significant rainfall, flooding, hurricane or tornado events within our supply chain. We previously determined that we have a small percentage of suppliers who manufacture in vulnerable locations, which may impact distribution of raw materials to our operations, although we have taken actions to mitigate the potential impact where possible. We also have two sites in the southeast United States, a region vulnerable to severe weather events (i.e., hurricanes, tornadoes and floods), that are associated with excess warming. Although preventative measures may help to mitigate damage, any disaster could adversely affect our ability to conduct business, including disrupting our supply of raw materials, damaging our manufacturing facilities or otherwise affecting production, transportation and delivery of our products or affect demand for our products, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other severe weather events. Any future disruptions to our operations, as a result of a natural disaster or severe weather event could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business could be negatively impacted by sustainability/environmental, social and governance (“ESG”) matters and/or our reporting of such matters.

There is an increasing focus from certain investors, customers, employees, and other stakeholders concerning sustainability/ESG matters, and an increasing number of investors are requiring companies to disclose corporate sustainability/ESG policies, practices and metrics. Our customers may require us to implement sustainability/ESG responsibility procedures or standards before they continue to do business with us. Additionally, we may face reputational challenges in the event that our sustainability/ESG responsibility procedures or standards do not meet the standards set by certain constituencies.

In addition, from time to time, we communicate certain initiatives or goals regarding sustainability/ESG matters. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, if at all; we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters could have a material adverse effect on our business.

Risks Related to Our Common Stock

We cannot make any guarantees with respect to payment of dividends on, or repurchases of, our common stock.

In connection with the COVID-19 pandemic, in April 2020, we suspended our dividend payments and stock repurchases. In addition, in January 2021, we entered into an amendment to our Facility (as defined below) that limits our ability to engage in share repurchases and cash dividends through and including March 31, 2022. Our board of directors regularly evaluates our capital allocation strategy and dividend policy, and determined to declare our first quarterly dividend since the first quarter of 2020 on January 26, 2022. Any future determination to pay, maintain or increase cash dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual or legal restrictions, including the requirements of the Facility and other financing agreements to which we may be a party. No assurance can be given that cash dividends will be declared and paid at historical levels or at all.

Our share repurchase program does not have an expiration date, and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. As described above, activity under this program has been suspended, and there can be no assurance whether or when activity will resume. If resumed, the repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. The program, and any purchases under the program, may also be impacted by proposed SEC rules relating to share repurchases.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could discourage lawsuits against the Company and our directors and officers.

Our amended and restated bylaws provide to the fullest extent permitted by law that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our restated certificate of incorporation, as amended, or amended and restated bylaws, or any action asserting a claim governed by the internal affairs doctrine of the State of Delaware.

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

Certain provisions of our charter, bylaws, and of the DGCL have anti-takeover effects and could delay, discourage, defer or prevent a tender offer or takeover attempt that a stockholder might consider to be in the stockholders’ best interests.

Certain provisions of our charter and bylaws and the DGCL may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of the Company and its stockholders. Such provisions include, among other things, those that:

•
prohibit stockholders from taking action by written consent and do not permit stockholders to call a special meeting;
•
authorize the board of directors, without further action by the stockholders, to issue shares of preferred stock in one or more series, and with respect to each series, to fix the number of shares constituting that series, and establish the rights and terms of that series;
•
establish advance notice procedures for stockholders to submit proposals and nominations of candidates for election to the board of directors to be brought before a stockholders meeting;
•
allow our directors to establish the size of the board of directors (so long as the board of directors consists of at least three and no more than fifteen directors) and fill vacancies on the board of directors created by an increase in the number of directors (subject to the rights of the holders of any series of preferred stock to elect additional directors under specified circumstances);
•
do not provide stockholders cumulative voting rights with respect to director elections;
•
provide that the bylaws may be amended by the board of directors without stockholder approval, to the extent permitted by law; and
•
do not opt out of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in a “business combination” with any interested stockholder (generally speaking, a stockholder who holds 15% or more of our voting stock) for three years from the date such stockholder becomes an interested stockholder, unless certain conditions are met.

These provisions may delay or discourage transactions involving an actual or potential change in the Company’s control or change in the board of directors or management, including transactions in which stockholders might otherwise receive a premium for their shares of common stock or transactions that our stockholders might otherwise deem to be in their best interests. Accordingly, these provisions could adversely affect the price of our common stock.

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

Manufacturing Facilities

Facility Location	Segment	Principal Products
United States:
Amesbury, Massachusetts	Engineered Products	Microwave and RF Absorbing Composite Materials
Burlington, Washington	Engineered Products	Engineered Honeycomb Parts
Casa Grande, Arizona	Composite Materials	Honeycomb and Honeycomb Parts
Decatur, Alabama	Composite Materials	PAN Precursor (used to produce Carbon Fibers)
Kent, Washington	Engineered Products	Composite structures
Pottsville, Pennsylvania	Engineered Products	Engineered Honeycomb Parts
Salt Lake City, Utah	Composite Materials	Carbon Fibers; Prepregs
Seguin, Texas	Composite Materials	Fabrics; Specialty Reinforcements
South Windsor, Connecticut	Engineered Products	3D printed parts

International:
Casablanca, Morocco	Engineered Products	Engineered Honeycomb Parts
Dagneux, France	Composite Materials	Prepregs
Duxford, England	Composite Materials	Prepregs; Adhesives; Honeycomb and Honeycomb Parts
Illescas, Spain	Composite Materials	Carbon Fibers
Leicester, England	Composite Materials	Lightweight Multiaxials Fabrics
Les Avenières, France	Composite Materials	Fabrics; Specialty Reinforcements
Neumarkt, Austria	Composite Materials	Prepregs
Parla, Spain	Composite Materials	Prepregs
Roussillon, France	Composite Materials	PAN Precursor and Carbon Fibers
Stade, Germany	Composite Materials	Prepregs
Tianjin, China	Composite Materials	Prepregs
Vert-le-Petit, France	Composite Materials	Pultruded profiles; Prepregs and Adhesives
Welkenraedt, Belgium	Engineered Products	Engineered Honeycomb Parts

We lease the land and buildings in Amesbury, Massachusetts; and South Windsor, Connecticut, and the land on which the Tianjin, China; Burlington, Washington and Roussillon, France facilities are located. We also lease portions of the facilities located in Casa Grande, Arizona; Pottsville, Pennsylvania; Parla, Spain; and Leicester, England. In November 2020 we closed our wind energy prepreg production facility in Windsor, Colorado and the plant is currently held for sale. We own all other remaining manufacturing facilities. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 6 to the accompanying Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

The information required by Item 3 is contained within Note 16 on pages 70 through 71 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. Mine Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hexcel common stock is traded on the New York Stock Exchange under the symbol HXL.

During 2020 and 2019 the Company repurchased a total of $25 million and $143 million of shares, respectively. In response to the COVID-19 pandemic, in April 2020, we announced that we had suspended our dividend payments and stock repurchases. On January 26, 2022, the Company announced it was reinstating the dividend commencing with the first quarter of 2022.

On January 31, 2022, there were 449 holders of record of our common stock.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 30 to 36 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 36 to 38 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 39 to 75 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Reports of Independent Registered Public Accounting Firm are contained on page 41 to 43 of this Annual Report on Form 10-K under the captions “Reports of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2021 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting is contained on page 40 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for each of the three years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive (Loss) Income for each of the three years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2021, 2020 and 2019

Notes to the Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules:

All financial statement schedules are omitted as they are inapplicable, or the required information has been included in the consolidated financial statements or notes thereto.

(3) Exhibits:

The following list of exhibits includes exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings.

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

10.3**

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

10.16*

Form of Restricted Stock Unit Agreement for Executive Officers (2021) (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.17*

Form of Performance Based Award Agreement for Executive Officers (2021) (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.18*	Form of Option Agreement for Executive Officers (2021) (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.19*

Form of Restricted Stock Unit Agreement for Non-U.S. Executive Officers (2021) (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.20*

Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2021) (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.21*

Form of Option Agreement for Non-U.S. Executive Officers (2021) (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

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

10.24*

Amendment No. 1 dated May 6, 2020 to Hexcel Corporation Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, Amended and Restated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)..

10.25*

Amendment No. 2 dated January 1, 2021 to Hexcel Corporation Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, Amended and Restated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.26*

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

10.29*

Amendment No. 1 to the Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation, effective December 31, 2020 (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.30*

Amendment No. 2 to the Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation, effective July 26, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

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

10.35*

Amendment No. 1 to the Amended and Restated Executive Deferred Compensation and Consulting Agreement, dated December 31, 2007, between Hexcel Corporation and Robert G. Hennemuth, effective December 31, 2020 (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.36*

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

10.39*	Director Compensation Program, effective October 31, 2019 (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.40*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.41*

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

10.43*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (Non-Deferred Annual Grant) (incorporated here by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 7, 2020).

10.44*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2021 Deferred Annual Grant) (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.45*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2021 Non-Deferred Retainer Grant) (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.46*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2021 Deferred Retainer Grant) (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.47*

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

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Hexcel Corporation

February 9, 2022	/s/ NICK L. STANAGE
(Date)	Nick L. Stanage
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

Signature	Title	Date

/s/ NICK L. STANAGE	Chairman of the Board of Directors,	February 9, 2022
(Nick L. Stanage)	Chief Executive Officer and President
(Principal Executive Officer)

/s/ PATRICK WINTERLICH	Executive Vice President and	February 9, 2022
(Patrick Winterlich)	Chief Financial Officer
(Principal Financial Officer)

/s/ AMY S. EVANS	Senior Vice President,	February 9, 2022
(Amy S. Evans)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ JEFFREY C. CAMPBELL	Director	February 9, 2022
(Jeffrey C. Campbell)

/s/ CYNTHIA M. EGNOTOVICH	Director	February 9, 2022
(Cynthia M. Egnotovich)

/s/ THOMAS A. GENDRON	Director	February 9, 2022
(Thomas A. Gendron)

/s/ JEFFREY A. GRAVES	Director	February 9, 2022
(Dr. Jeffrey A. Graves)

/s/ GUY C. HACHEY	Director	February 9, 2022
(Guy C. Hachey)

/s/ MARILYN L. MINUS	Director	February 9, 2022
(Dr. Marilyn L. Minus)

/s/ CATHERINE A. SUEVER	Director	February 9, 2022
(Catherine A. Suever)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the Company’s financial condition and results of operations for the year ended December 31, 2021, and comparison to the year ended December 31, 2020 should be read in conjunction with the consolidated financial statements and notes of this Annual Report on Form 10K.

For discussion and analysis of financial condition and results of operations for 2020 compared to 2019 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K, filed with the SEC on February 9, 2021, which is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

	For the Years Ended December 31,
(In millions)	2021	2020
Net sales	$1,324.7	$1,502.4
Gross margin %	18.9%	16.0%

Other operating expense	$18.2	$57.9
Operating income	$51.8	$14.1
Operating income %	3.9%	0.9%
Interest expense, net	$38.3	$41.8
Other income	$(8.5)	$-
Income tax expense (benefit)	$5.9	$(61.0)
Equity in earnings (losses) from affiliated companies	$—	$(1.6)
Net income	$16.1	$31.7

Reconciliations to adjusted operating income, adjusted net income, adjusted diluted net income per share and free cash flow are provided below:

	Year Ended December 31,
(In millions)	2021	2020
GAAP operating income	$51.8	$14.1
Other operating expense (1)	18.2	57.9
Adjusted operating income (Non-GAAP)	$70.0	$72.0

	Year Ended December 31,
	2021		2020
(In millions, except per diluted share data)	Net Income	EPS	Net Income	EPS
GAAP net income	$16.1	$0.19	$31.7	$0.38
Other operating expense (1)	13.4	0.16	43.6	0.52
Other income (2)	(6.6)	(0.08)	—	—
Tax expense (benefit) (3)	0.3	—	(54.7)	(0.65)
Adjusted net income (Non-GAAP)	$23.2	$0.27	$20.6	$0.25

	Year Ended December 31,
(In millions)	2021	2020
Net cash provided by operating activities	$151.7	$264.3
Less: Capital expenditures	(27.9)	(50.6)

Free cash flow (Non-GAAP)	$123.8	$213.7

(1)
The year ended December 31, 2021 primarily included restructuring costs as well as a charge for incentives related to employee vaccinations, partially offset by a reduction of a contingent liability. The year ended December 31, 2020 included severance and other costs related to global restructuring efforts as well as expenses related to the terminated Woodward merger. The reconciliation to Non-GAAP Net Income shows these amounts net of tax.
(2)
The year ended December 2021 included the receipt of $10.5 million related to the Aviation Manufacturing Jobs Protection ("AMJP") program, partially offset by a dispute resolution payment.

(3)
The year ended December 31, 2021 included a net discrete tax charge primarily resulting from the revaluation of U.S and foreign deferred tax liabilities. The year ended December 31, 2020 included a tax benefit primarily due to the release of a valuation allowance in a foreign jurisdiction.

The Company uses non-GAAP financial measures, including sales and expenses measured in constant dollars (prior year sales and expenses measured at current year exchange rates); operating income, net income and earnings per share adjusted for items included in operating expense and non-operating expenses; and free cash flow. Management believes these non-GAAP measures are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods. These adjustments can represent significant charges or credits that we believe are important to an understanding of Hexcel’s overall operating results in the periods presented. Such non-GAAP measures are not determined in accordance with generally accepted accounting principles and should not be viewed in isolation or as an alternative to or substitute for GAAP measures of performance. Our calculation of these measures may not be comparable to similarly titled measures used by other companies, and the measures exclude financial information that some may consider important in evaluating our performance.

Business Trends

In 2021, our business and the Commercial Aerospace market began to see signs of recovery from the impact of the COVID-19 pandemic, with an increase in domestic air travel and the conclusion of supply chain inventory destocking. Despite these improvements in business and market conditions, COVID-19 has had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our margins, even after the preventative and precautionary measures that we, other businesses, and governments, are taking. The global economic effects associated with the COVID-19 pandemic have been unprecedented in their scope and depth and could for an extended period, adversely affect demand for our products and contribute to volatile supply and demand conditions, affecting prices and volumes in the markets for our products, services, and raw materials.

In 2021, our Commercial Aerospace sales decreased 18.7% compared to 2020, although sales increased during the second half of 2021 compared to the prior year. Sales decline in the first half of 2021 as compared to the prior year period was due to the global pandemic which led to lower commercial aircraft build rates and a period of inventory destocking by our customers. The increase in sales during the second half of 2021 showed signs of recovery and was led by higher narrowbody sales. The demand for new commercial aircraft is principally driven by two factors. The first is airline passenger traffic (measured by revenue passenger miles) and the second is the replacement rate for existing aircraft. Overall, the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.

Space & Defense sales in 2021 decreased 3.0% compared to 2020 driven by lower Space sales including launchers and satellites, partially offset by stronger F-35 sales. New or retrofit rotorcraft programs have an increased reliance on composite materials. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing for rotorcraft. Our products are included on a wide range of rotorcraft, military aircraft, and space programs, with the largest programs including the F-35 Lightning and CH-53K.

Industrial sales decreased 4.3% in 2021 from 2020. Industrial sales include wind energy, recreation, automotive, and general industrial applications. In 2021, wind energy sales experienced a decline compared to 2020 reflecting softer demand and the cessation of sales in North America. This decline was partially offset by growth in a variety of markets including the automotive and recreation markets. In November 2020, we closed our wind energy prepreg production facility in Windsor, Colorado which served the U.S. market. Hexcel's wind material facilities in Austria and China continue to produce materials for our wind energy customers in Europe and Asia.

Results of Operations

We have two reportable segments: Composite Materials and Engineered Products. Although these segments provide customers with different products and services, they often overlap within our three end business markets: Commercial Aerospace, Space & Defense and Industrial. Therefore, we also find it meaningful to evaluate the sales of our segments through these business markets. Further discussion and additional financial information about our segments may be found in Note 18 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Sales: Consolidated net sales of $1,324.7 million for 2021 decreased by 11.8% (12.6% in constant currency) compared to 2020. The sales decrease in 2021, which was primarily driven by the impact of the pandemic, resulted in lower demand for our products as commercial aerospace original equipment manufacturers continued their build rate reduction and supply chain destocking in the first half of the year. In the second half of 2021, we began to see the effects of recovery with an increase in new aircraft orders.

The following table summarizes net sales to third-party customers by segment and end market in 2021 and 2020:

(In millions)	Commercial Aerospace	Space & Defense	Industrial	Total
2021 Net Sales
Composite Materials	$515.5	$287.4	$216.5	$1,019.4
Engineered Products	152.7	147.5	5.1	305.3
Total	$668.2	$434.9	$221.6	$1,324.7
	50%	33%	17%	100%
2020 Net Sales
Composite Materials	$661.4	$297.9	$226.6	$1,185.9
Engineered Products	160.9	150.6	5.0	316.5
Total	$822.3	$448.5	$231.6	$1,502.4
	55%	30%	15%	100%

Sales by Segment

Composite Materials: Net sales of $1,019.4 million for 2021 decreased 14.0% from 2020. Commercial Aerospace sales declined 22.1% in 2021 as compared to 2020 primarily driven by lower sales across all major programs as build rates decreased compounded by extensive supply chain adjustments in response to the COVID-19 pandemic. Industrial sales in 2021 decreased 4.5% from 2020 due to lower wind energy sales partially offset by strength in the automotive and recreation markets. Space & Defense 2021 sales declined 3.5% from 2020 primarily due to lower Space sales which included launchers and satellites.

Engineered Products: Net sales of $305.3 million for 2021 decreased 3.5% from 2020, driven primarily by lower sales and lower build rates across Commercial Aerospace in response to the COVID-19 pandemic. Space & Defense sales decreased approximately 2.1% and is largely attributable to lower demand for U.S. military helicopter programs.

Sales by Market

Commercial Aerospace: Net sales of $668.2 million decreased $154.1 million or 18.7% (19.1% in constant currency) as compared to 2020. The decline in 2021 sales were driven by lower commercial aircraft build rates and a period of inventory destocking by customers and the supply chain as a result of the global pandemic which only partially impacted the prior year. The sub-category Other Commercial Aerospace, which includes business and regional aircraft, decreased 10.5% in 2021 compared to 2020 .

Space & Defense: Net sales of $434.9 million in 2021 decreased 3.0% (3.4% in constant currency) compared to 2020. The decline in 2021 was driven by lower Space sales including launchers and satellites partially offset by stronger F-35 sales.

Industrial: Net sales of $221.6 million for 2021 decreased 4.3% (7.3% in constant currency) compared to 2020 due to lower wind energy sales partially offset by strength in the automotive and recreation industrial markets. Wind energy sales in 2021 decreased 35.6% (37.8% in constant currency) compared to 2020.

2021 Consolidated Results Compared to 2020

Gross Margin: Gross margin for 2021 was $250.1 million or 18.9% of net sales as compared to $239.7 million or 16.0% of net sales in 2020. The improvement in 2021 was due to a favorable sales mix oriented towards carbon fiber combined with the benefits of cost reduction actions that reduced the overhead cost base.

Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses for 2021 were $135.0 million or 10.2% of net sales as compared to $121.1 million or 8.1% of net sales for 2020. The higher SG&A expenses in 2021 were primarily due to an increase in employee-related costs as the prior year period included benefits from headcount and other temporary cost reductions made in response to the COVID-19 pandemic.

Research and Technology (“R&T”) Expenses: R&T expenses for 2021 were $45.1 million or 3.4% of net sales and in 2020 were $46.6 million or 3.1% of net sales.

Other operating expense: Other operating expenses for 2021 of $18.2 million were primarily related to severance and other restructuring-related expenses. Other operating expenses of $57.9 million for 2020 primarily included severance costs across a number of facilities, the restructuring charge for the Windsor facility closure and costs related to the terminated merger with Woodward Inc.

Operating income: Operating income for 2021 was $51.8 million compared with operating income in 2020 of $14.1 million. Operating income as a percent of sales was 3.9% and 0.9% in 2021 and 2020, respectively. The increase in operating income in 2021 compared to 2020 was primarily driven by strong gross margins, resulting from favorable sales mix and a reduction in the overhead cost base, as well as lower restructuring costs.

Depreciation and amortization expense of $138.0 million for 2021 decreased $2.9 million from 2020.

Other income: Other income of $8.5 million in 2021 included the receipt of $10.5 million related to the AMJP program, partially offset by a dispute resolution payment.

Interest expense: Interest expense was $38.3 million for 2021 and $41.8 million for 2020, decreasing due to lower average debt levels.

Income tax expense (benefit): For the years ended December 31, 2021 and 2020, we had a tax provision of $5.9 million and a tax benefit of $61.0 million, respectively. The tax benefit in 2020 was primarily due to the release of a valuation allowance in a foreign jurisdiction.

Equity in earnings (losses) from affiliated companies: Earnings and losses primarily represents our portion of the earnings or losses from our joint venture in Malaysia.

Net income: Net income was $16.1 million or $0.19 per diluted share for the year ended December 31, 2021 compared to net income of $31.7 million or $0.38 per diluted share for the year ended December 31, 2020.

Financial Condition

In 2021, we ended the year with total debt, net of cash, of $695.6 million and generated $151.7 million of operating cash resulting in $123.8 million of free cash flow (cash provided by operating activities less cash paid for capital expenditures). Our cash flow needs for fiscal year 2022 will be funded by our available borrowings under our Senior Unsecured Revolving Facility (the “Facility”) as needed.

We have a portfolio of derivatives related to currencies, interest rates and commodities. We monitor our counterparties and we only use those rated A- or better.

Liquidity

Our cash on hand at December 31, 2021 was $127.7 million, as compared to $103.3 million at December 31, 2020. Of the total cash on hand at December 31, 2021, $54.6 million was held by our foreign locations. As of December 31, 2021 total debt was $823.3 million, as compared to $926.4 million at December 31, 2020. As of December 31, 2021, we were in compliance with all debt covenants.

In September 2020, we amended our Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period. On January 28, 2021, we entered into the Second Amendment, which further amended the Facility agreement to provide that, from January 28, 2021 through and including March 31, 2022, we will not be subject to a maximum leverage ratio covenant but will instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Additionally, during such period, the Company will be subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions. In addition, the Second Amendment provided that the Company was not subject to an interest coverage ratio covenant until the test period ending December 31, 2021 and revolving commitments under the Facility were reduced to $750 million.

As of December 31, 2021, total borrowings under the Facility were $125 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of December 31, 2021, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $625 million.

For more information regarding our Facility Notes, see Note 6, Debt, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures, dividend payments and debt service requirements. We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and the Facility. As of December 31, 2021, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2024 when the Facility expires.

Earlier in 2021, the Company applied for the AMJP program, created under the American Rescue Plan Act of 2021, which provides funding to eligible businesses to pay up to half of their compensation costs for certain categories of employees, for up to six months. To qualify for funding, eligible companies must have involuntarily furloughed or laid off at least 10% of its U.S. workforce or have experienced at least a 15% decline in 2020 global operating revenue. In September 2021, the U.S. Department of Transportation announced that it had approved for the Company to receive up to $20.9 million under the AMJP program. The Company received $10.5 million of the offered funds in the fourth quarter of 2021 and anticipates receiving the remaining funds in 2022.

Operating Activities: We generated $151.7 million in cash from operating activities during 2021, a decrease of $112.6 million from 2020. Working capital was a cash use of $18.3 million in 2021 to support growing sales as compared to a source of $116.5 million in 2020.

Investing Activities: Cash used for investing activities was $27.9 million in 2021 compared to $50.6 million in 2020.

Financing Activities: Financing activities were a use of cash of $96.8 million in 2021 as compared to $178.5 million in 2020. In 2021, we repaid $103 million of our senior unsecured credit facility. In 2020, we repaid $85 million of our senior unsecured credit facility and $49.9 million of our Euro term loan, repurchased $24.6 million of common stock and paid dividends of $14.2 million. In response to the impacts of the COVID-19 pandemic, we announced in the early part of 2020 that our dividend payments and stock repurchases had been suspended.

Financial Obligations and Commitments: We had $0.9 million of current debt maturities as of December 31, 2021. The next significant scheduled debt maturity will not occur until 2024, the year the Facility matures. In addition, certain sales and administrative offices, data processing equipment, vehicles and manufacturing equipment, land and facilities are leased under operating leases.

Total letters of credit issued and outstanding were $5.6 million as of December 31, 2021. These letters of credit were not issued under the Facility.

The following table summarizes the scheduled maturities as of December 31, 2021 of financial obligations and expiration dates of commitments for the years ended 2022 through 2026 and thereafter.

(In millions)	2022	2023	2024	2025	2026	Thereafter	Total
Senior unsecured credit facility due 2024	$—	$—	$125.0	$—	$—	$—	$125.0
4.7% senior notes due 2025	—	—	—	300.0	—	—	300.0
3.95% senior notes due 2027	—	—	—	—	—	400.0	400.0
Purchase obligations	14.9	8.1	8.7	3.0	2.9	16.8	54.4
Finance lease and other	0.8	0.2	0.1	0.1	—	—	1.2
Subtotal	$15.7	$8.3	$133.8	$303.1	$2.9	$416.8	$880.6
Operating leases	10.5	9.7	8.5	6.3	6.1	17.5	58.6
Total financial obligations	$26.2	$18.0	$142.3	$309.4	$9.0	$434.3	$939.2
Letters of credit	5.6	—	—	—	—	—	5.6
Interest payments	35.8	35.8	35.8	25.5	16.8	9.8	159.5
Estimated benefit plan contributions	8.8	9.1	21.2	8.1	9.0	44.7	100.9
Total commitments	$76.4	$62.9	$199.3	$343.0	$34.8	$488.8	$1,205.2

As of December 31, 2021, we had $9.7 million of unrecognized tax benefits. This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages.

For further information regarding our financial obligations and commitments, see Notes 6, 7, 8 and 16 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

Income Taxes

We have operations in several countries throughout the world where we are subject to income and similar taxes. The estimation of income tax amounts often involves the interpretation of complex regulations and tax laws. In addition, estimations also must consider the impact foreign taxes may have on domestic taxes, as well as the analysis of the realizability of deferred tax assets, tax audit findings and uncertain tax positions. Although we believe our tax accruals are adequate, differences may occur in the future, depending on the resolution of pending and new tax matters.

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided against a deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The determination of the required valuation allowance and the amount, if any, of deferred tax assets to be recognized involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income, and the implementation of tax planning strategies. In particular, ASC 740, Income Taxes, requires that all available positive and negative evidence be weighed to determine whether a valuation allowance should be recorded.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The amount of income taxes we pay are subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental. We assess our income tax positions, and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. We recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2021, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2013 onward, some of which are currently under examination by certain U.S. and European tax authorities.

For further discussion, see Note 9, Income taxes, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

For more information regarding our pension and other postretirement benefit plans, see Note 8, Retirement and Other Postemployment Benefit Plans, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, employment and health and safety matters. We estimate and accrue our liabilities resulting from such matters based upon a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change, such as new developments, or a change in approach, including a change in settlement strategy or in an environmental remediation plan, or in our existing insurance coverage, that could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future. For further discussion, see Note 16, Commitments and Contingencies, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Market Risks

As a result of our global operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include, but are not limited to, fluctuations in currency exchange rates, which impact the U.S. dollar value of transactions, assets and liabilities denominated in foreign currencies and fluctuations in interest rates, which impact the amount of interest we must pay on certain debt instruments. Our primary currency exposures are in Europe, where we have significant business activities. To a lesser extent, we are also exposed to fluctuations in the prices of certain commodities, such as electricity, natural gas, acrylonitrile, aluminum, and certain chemicals. In addition, we have several contracts with both suppliers and customers that contain pricing adjustments based on the price of oil outside of a specified band.

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

Interest Rate Risks

A portion of our long-term debt bears interest at variable rates. From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt. These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates. Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2021 of $38.3 million would not be materially impacted.

Foreign Currency Exchange Risks

We operate thirteen manufacturing facilities in Europe, Asia and Africa which generated approximately 48% of our 2021 consolidated net sales. Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound sterling, and the Euro. We also conduct business and sell products to customers throughout the world. Most of the sales in these countries are denominated in U.S. dollars and they have local currency expenses. Currency risk for the Asia and Africa locations is not considered material.

In 2021, our European subsidiaries had third-party sales of $0.6 billion of which approximately 60% were denominated in U.S. dollars, 38% were denominated in Euros and 2% were denominated in British pounds sterling. While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability. For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars, but do not affect the profitability of the subsidiary in its functional currency. The value of our investments in these countries could be impacted by changes in currency exchange rates over time and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2021 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis covers all of our foreign currency hedge contracts. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have an approximately $3.7 million impact on our 2021 operating income. However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the British pound sterling) continues and new hedges are layered in at the adverse rate, the impact would be more significant. For example, had we not had any hedges in place for 2021, a 10% adverse movement would have reduced our operating income by approximately $21.9 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S.

dollars for Euros and British pound sterling through December 2023. The aggregate notional amount of these contracts was $316.4 million at December 31, 2021. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the three years ended December 31, 2021, hedge ineffectiveness was immaterial. Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

For further discussion, see Note 15, Derivative Financial Instruments, to the accompanying consolidated financial statements of this Annual Report on Form 10K.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report that appears on page 43.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hexcel Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hexcel Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2022 expressed an unqualified opinion thereon.

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

Valuation of deferred tax assets
Description of the Matter

At December 31, 2021, the Company had deferred tax assets related to deductible temporary differences and carryforwards of $164.4 million, which is net of a $7.6 million valuation allowance. As explained in Note 9 of the consolidated financial statements, the determination of the required valuation allowance and the amount, if any, of deferred tax assets to be recognized involves significant estimates regarding the timing and amount of reversal of taxable temporary differences, future taxable income and the implementation of tax planning strategies.

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

Among other audit procedures performed, we evaluated the Company’s assessment of the realizability of deferred tax assets and the resultant valuation allowance including management’s estimates of future taxable income by jurisdiction. We compared management’s estimates of future taxable income with current industry and economic trends, the actual results of prior periods, and other forecasted financial information prepared by the Company. We involved our tax professionals to evaluate the application of tax law, including management’s tax planning strategies, in the Company’s assessment and the resultant valuation allowance. We tested the Company’s scheduling of the timing and amount of reversal of taxable temporary differences. We have evaluated the Company’s income tax disclosures included in Note 9 related to the realizability of deferred tax assets and the resultant valuation allowance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Stamford, Connecticut

February 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hexcel Corporation

Opinion on Internal Control over Financial Reporting

We have audited Hexcel Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 9, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

February 9, 2022

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$127.7	$103.3
Accounts receivable, net	160.3	125.4
Inventories	245.7	213.5
Contract assets	30.5	43.1
Prepaid expenses and other current assets	39.5	38.0
Assets held for sale	12.6	12.6
Total current assets	616.3	535.9

Property, plant and equipment	3,110.0	3,139.7
Less accumulated depreciation	(1,363.9)	(1,265.5)
Property, plant and equipment, net	1,746.1	1,874.2

Goodwill and other intangible assets	267.5	277.8
Investments in affiliated companies	44.6	44.7
Other assets	144.9	185.2
Total assets	$2,819.4	$2,917.8

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.9	$0.9
Accounts payable	113.2	70.0
Accrued compensation and benefits	54.4	43.2
Financial instruments	5.7	3.6
Accrued liabilities	73.4	65.4
Total current liabilities	247.6	183.1

Long-term debt	822.4	925.5
Retirement obligations	52.6	53.9
Deferred income taxes	140.0	153.0
Other non-current liabilities	71.3	92.1
Total liabilities	1,333.9	1,407.6

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 110.1 shares and 109.7 shares issued at December 31, 2021 and 2020, respectively	1.1	1.1
Additional paid-in capital	878.6	849.7
Retained earnings	2,012.5	1,996.4
Accumulated other comprehensive loss	(126.5)	(59.6)
	2,765.7	2,787.6
Less – Treasury stock, at cost, 26.1 shares at December 31, 2021 and 26.1 shares at December 31, 2020	(1,280.2)	(1,277.4)
Total stockholders' equity	1,485.5	1,510.2
Total liabilities and stockholders' equity	$2,819.4	$2,917.8

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2021	2020	2019
Net sales	$1,324.7	$1,502.4	$2,355.7
Cost of sales	1,074.6	1,262.7	1,715.3
Gross margin	250.1	239.7	640.4
Selling, general and administrative expenses	135.0	121.1	158.7
Research and technology expenses	45.1	46.6	56.5
Other operating expense	18.2	57.9	—
Operating income	51.8	14.1	425.2
Interest expense, net	38.3	41.8	45.5
Other income	(8.5)	—	—
Income (loss) before income taxes, and equity in earnings from affiliated companies	22.0	(27.7)	379.7
Income tax expense (benefit)	5.9	(61.0)	76.8
Income before equity in earnings	16.1	33.3	302.9
Equity in earnings (losses) from affiliated companies	—	(1.6)	3.7
Net income	$16.1	$31.7	$306.6

Basic net income per common share:	$0.19	$0.38	$3.61

Diluted net income per common share:	$0.19	$0.38	$3.57

Weighted-average common shares:
Basic	84.1	83.8	84.9
Diluted	84.6	84.0	85.8

Hexcel Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
For the Years Ended December 31,

(In millions)	2021	2020	2019
Net Income	$16.1	$31.7	$306.6
Currency translation adjustments	(26.9)	54.6	(2.6)
Net unrealized pension and other benefit actuarial loss and prior service credits (net of tax)	(21.3)	(18.0)	(7.0)
Net unrealized (loss) gain on financial instruments (net of tax)	(18.7)	22.5	(1.1)
Total other comprehensive (loss) income	(66.9)	59.1	(10.7)
Comprehensive (loss) income	$(50.8)	$90.8	$295.9

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2021, 2020 and 2019

	Common Stock			Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
(In millions)	Par	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2018	$1.1	$798.3	$1,726.5	$(108.0)	$(1,095.9)	$1,322.0
Net income	—	—	306.6	—	—	306.6
Dividends paid on common stock ($0.64 per share)	—	—	(54.2)	—	—	(54.2)
Change in other comprehensive income – net of tax	—	—	—	(10.7)	—	(10.7)
Stock-based activity	—	31.6	—	—	—	31.6
Acquisition of treasury stock	—	—	—	—	(149.2)	(149.2)
Balance, December 31, 2019	$1.1	$829.9	$1,978.9	$(118.7)	$(1,245.1)	$1,446.1
Net income	—	—	31.7	—	—	31.7
Dividends paid on common stock ($0.17 per share)	—	—	(14.2)	—	—	(14.2)
Change in other comprehensive income – net of tax	—	—	—	59.1	—	59.1
Stock-based activity	—	19.8	—	—	—	19.8
Acquisition of treasury stock	—	—	—	—	(32.3)	(32.3)
Balance, December 31, 2020	$1.1	$849.7	$1,996.4	$(59.6)	$(1,277.4)	$1,510.2
Net income	—	—	16.1	—	—	16.1
Change in other comprehensive (loss) – net of tax	—	—	—	(66.9)	—	(66.9)
Stock-based activity	—	28.9	—	—	(2.8)	26.1
Balance, December 31, 2021	$1.1	$878.6	$2,012.5	$(126.5)	$(1,280.2)	$1,485.5

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2021	2020	2019
Cash flows from operating activities
Net income	$16.1	$31.7	$306.6
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	138.0	140.9	141.7
Amortization of deferred financing costs and debt discount	3.1	1.2	0.9
Deferred income taxes	(2.6)	(51.4)	16.3
Merger and restructuring expenses, net of payments	(5.6)	23.0	(2.5)
Equity in earnings from affiliated companies	—	1.6	(3.7)
Stock-based compensation	19.0	15.4	18.3
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(40.7)	110.0	36.5
(Increase) decrease in inventories	(40.4)	129.4	(30.4)
Decrease (increase) in prepaid expenses and other current assets	13.0	11.2	(5.8)
Increase (decrease) in accounts payable/accrued liabilities	49.8	(134.1)	12.5
Other – net	2.0	(14.6)	0.7
Net cash provided by operating activities	151.7	264.3	491.1
Cash flows from investing activities
Capital expenditures	(27.9)	(50.6)	(204.1)
Acquisitions and investments in affiliated companies	—	—	(163.2)
Net cash used for investing activities	(27.9)	(50.6)	(367.3)
Cash flows from financing activities
Repayments of Euro term loan	—	(49.9)	(9.0)
Borrowing from senior unsecured credit facility - 2024	—	422.0	581.0
Repayment of senior unsecured credit facility - 2024	(103.0)	(507.0)	(268.0)
Borrowing from senior unsecured credit facility - 2021	—	—	345.0
Repayment of senior unsecured credit facility - 2021	—	—	(547.0)
Change in finance lease obligations	(0.9)	(1.0)	(0.8)
Proceeds of other debt, net	—	0.8	—
Issuance costs related to senior credit facility	—	(1.3)	(2.5)
Dividends paid	—	(14.2)	(54.2)
Repurchase of stock	—	(24.6)	(143.0)
Activity under stock plans	7.1	(3.3)	7.1
Net cash used for financing activities	(96.8)	(178.5)	(91.4)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	3.7	(0.7)
Net increase in cash and cash equivalents	24.4	38.9	31.7
Cash and cash equivalents at beginning of period	103.3	64.4	32.7
Cash and cash equivalents at end of period	$127.7	$103.3	$64.4

Supplemental data:
Cash paid during the year for:
Interest, net of capitalized interest	$36.1	$41.6	$44.7
Income Taxes	$1.2	$(0.2)	$56.9
Accrual basis additions to property, plant and equipment	$41.4	$42.5	$191.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Nature of Operations

Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a global leader in advanced lightweight composites technology. We propel the future of flight, energy generation, transportation, and recreation through excellence in providing innovative high-performance material solutions that are lighter, stronger and tougher, helping to create a better world for us all. Our broad product range includes carbon fiber, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, resins, engineered core and composite structures for use in commercial aerospace, space and defense, and industrial applications.

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Asia Pacific, Europe, India, and Africa. We also have a presence in Malaysia where we are a partner in a joint venture which manufactures composite structures for Commercial Aerospace applications.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries after elimination of all intercompany accounts, transactions, and profits. At December 31, 2021, we had a 50% equity ownership investment in the joint venture described above which is accounted for using the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and are in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is December 31. Unless otherwise stated, all years and dates refer to our fiscal year.

In November 2020 we closed our wind energy prepreg production facility in Windsor, Colorado and as a result, certain plant assets to be sold have been recorded in “Assets held for sale” in the Consolidated Balance Sheets at both December 31, 2021 and 2020.

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

Leases

The Company regularly enters into operating leases for certain buildings, equipment, parcels of land, and vehicles. As of January 1, 2019, we adopted the provisions of Accounting Standards Codification (“ASC”) 842, accounting for leases. Accordingly, we capitalize all agreements with terms for more than one year, where a right of use asset was identified. Generally, amounts capitalized represent the present value of minimum lease payments over the term, and the duration is equivalent to the base agreement, however, management uses certain assumptions when determining the value and duration of leases. These assumptions include, but are not limited to, the probability of renewing a lease term, certain future events impacting lease payments, as well as fair values not explicit in an agreement. Such assumptions impacted the duration of many of our building leases, as well as certain of our equipment leases. In addition, we elected certain expedients, such as the election to capitalize lease and non-lease components of an agreement as a single component for purposes of simplicity, with the exception of those related to equipment and machinery.

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

Debt Financing Costs

Debt financing costs are deferred and amortized to interest expense over the life of the related debt. We capitalize financing fees related to our revolving credit facility and record them as a non-current asset in our Consolidated Balance Sheets. Financing fees related to our bonds and notes are capitalized and recorded as a non-current contra liability in our Consolidated Balance Sheets. See Note 6, Debt, for further information on debt financing costs.

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

Revenue Recognition

Revenue is predominately derived from a single performance obligation under long-term agreements with our customers and pricing is fixed and determinable. The majority of our revenue is recognized at a point in time when the customer has obtained control of the product. We have determined that individual purchase orders (“PO”), whose terms and conditions taken with a master agreement, create the revenue contracts which are generally short-term in nature. For those sales which are not tied to a long-term agreement, we generate a PO that is subject to our standard terms and conditions.

Revenue is recognized over time for customer contracts that contain a termination for convenience clause (“T for C") and where the products produced do not have an alternative use. For revenue recognized over time, we estimate the amount of revenue earned at a given point during the production cycle based on certain costs factors such as raw materials and labor incurred to date, plus a reasonable profit, which is known as the cost-to-cost input method.

Our revenue recognition policy recognizes the following practical expedients allowed under ASC 606:

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable. Two customers and their related subcontractors accounted for approximately 49% of our annual net sales in 2021, 52% in 2020 and 64% in 2019. Refer to Note 18 for further information on significant customers. We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other financial information.

Derivative Financial Instruments

We use various financial instruments, including foreign currency forward exchange contracts, commodity, and interest rate agreements, to manage our exposure to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions or underlying debt instruments. We mark our foreign exchange forward contracts to fair value. When the derivatives qualify, we designate our foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and report the changes in fair value of the instruments in “accumulated other comprehensive loss” until the underlying hedged transactions affect income. We designate our interest rate agreements as fair value or cash flow hedges against specific debt instruments and recognize interest differentials as adjustments to interest expense as the differentials may occur; the fair value of the interest rate swaps is recorded in other assets or other non-current liabilities with a corresponding amount to “accumulated other comprehensive loss”. We do not use financial instruments for trading or speculative purposes.

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

New Accounting Standards

Accounting Standards Recently Adopted

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard was effective for fiscal years beginning after December 15, 2020. Adoption of this new standard did not have a significant impact to our disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative. ASU 2019-12 was effective for public entities for fiscal years beginning after December 15, 2020. The Company adopted the applicable provisions of this new standard on a prospective and modified retrospective basis as of January 1, 2021. Adoption of this new standard did not have a material impact on the Company’s financial statements.

Note 2 — Inventories

	December 31,
(In millions)	2021	2020
Raw materials	$113.7	$94.9
Work in progress	41.0	23.6
Finished goods	91.0	95.0
Total inventory	$245.7	$213.5

Note 3— Accounts Receivable

	December 31,
(In millions)	2021	2020
Accounts receivable	$160.9	$126.2
Allowance for doubtful accounts	(0.6)	(0.8)
Accounts receivable, net	$160.3	$125.4

Bad debt expense was immaterial for all years presented.

Note 4 — Net Property, Plant and Equipment

	December 31,
(In millions)	2021	2020
Land	$109.2	$107.0
Buildings	671.8	686.5
Equipment	2,076.7	2,108.8
Construction in progress	246.6	231.5
Finance lease	5.7	5.9
Property, plant and equipment	3,110.0	3,139.7
Less accumulated depreciation	(1,363.9)	(1,265.5)
Net property, plant and equipment	$1,746.1	$1,874.2

Depreciation expense related to property, plant and equipment for the years ended December 31, 2021, 2020 and 2019, was $131.0 million, $133.9 million and $134.7 million, respectively. Capitalized interest of $12.8 million, $13.4 million, and $12.7 million for 2021, 2020 and 2019, respectively, was included in construction in progress. Capitalized costs associated with software developed for internal use were not material for 2021, 2020 and 2019.

Note 5 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2021 and 2020, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2019	$96.2	$184.2	$280.4
Amortization expense	(1.9)	(5.0)	(6.9)
Currency translation adjustments and other	4.4	(0.1)	4.3
Balance as of December 31, 2020	$98.7	$179.1	$277.8
Amortization expense	(2.0)	(5.0)	(7.0)
Currency translation adjustments and other	(3.3)	-	(3.3)
Balance as of December 31, 2021	$93.4	$174.1	$267.5

We performed an annual impairment review of goodwill as of November 30, 2021 and determined that the fair values of our reporting units are above their carrying values and that no impairment exists. The goodwill and intangible asset balances as of December 31, 2021 include $4.2 million of indefinite-lived intangible assets, $72.7 million of a definite-lived intangible asset (net of accumulated amortization of $26.9 million) and $190.5 million of goodwill. Of the $190.5 million of goodwill, $75.1 million is allocated to the Composite Materials segment and $115.4 million to the Engineered Products segment.

The weighted average remaining life of the finite lived intangible assets is 11 years. Amortization related to the definite lived intangible assets for the next five years and thereafter is as follows:

(In millions)
2022	$7.0
2023	6.8
2024	6.6
2025	6.6
2026	6.6
Thereafter	39.1
Total	$72.7

Note 6– Debt

	December 31,	December 31,
(In millions)	2021	2020
Current portion of finance lease	$0.9	$0.9
Current portion of debt	0.9	0.9

Senior unsecured credit facility	125.0	228.0
4.7% senior notes — due 2025	300.0	300.0
3.95% senior notes — due 2027	400.0	400.0
Senior notes — original issue discount	(1.2)	(1.5)
Senior notes — deferred financing costs	(2.9)	(3.5)
Non-current portion of finance leases and other	1.5	2.5
Long-term debt	822.4	925.5
Total debt	$823.3	$926.4

Senior Unsecured Credit Facility

In June 2019, the Company refinanced its senior unsecured credit facility (the "Facility”), increasing borrowing capacity from $700 million to $1 billion. The maturity of the Facility is June 2024. The refinancing provides for a reduction in interest costs, as well as less restrictive covenants. The Facility agreement contains financial and other covenants, including, but not limited to customary restrictions on the incurrence of debt by our subsidiaries and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. As defined in the Facility agreement, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of earnings before interest tax depreciation and amortization, “EBITDA”, to interest expense). In addition, the maximum leverage ratio must not exceed 3.75 (based on the ratio of total debt to EBITDA) with a step up to 4.25 allowed following certain acquisitions. The Facility agreement contains other customary terms and conditions such as representations and warranties, additional covenants and events of default. As of December 31, 2021, total borrowings under the Facility were $125 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of December 31, 2021, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $625 million. The weighted average interest rate for the Facility was 4.2% for the year ended December 31, 2021. The balance of unamortized deferred financing costs related to the Facility was $1.7 million at December 31, 2021 and $3.5 million at December 31, 2020.

In September 2020, we amended the Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period. On January 28, 2021, we further amended the Facility agreement (the “Second Amendment”) to provide that, from January 28, 2021 through and including March 31, 2022, we will not be subject to a maximum leverage ratio covenant but will instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Additionally, during such period, the Company will be subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees are increased; the incremental facility will not be available; and if the Company’s public debt rating is downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we will be required to grant liens on certain of our assets, which liens will be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s. The Company’s public debt rating as of December 31, 2021 is BB+/Baa3. In addition, the Second Amendment provides that the Company will not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021 and revolving commitments under the Facility were reduced to $750 million. In connection with the Second Amendment, we accelerated a portion of the deferred financing costs and recognized $0.9 million in interest expense during the first quarter of 2021. As of December 31, 2021, we were in compliance with all debt covenants.

3.95% Senior Notes

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for 2021 was 4.09% inclusive of approximately a 0.25% benefit of treasury locks. The fair value of the senior notes due in 2027 based on quoted prices utilizing Level 2 inputs (as defined in Note 19) was $428.6 million at December 31, 2021. The balance of unamortized deferred financing costs and debt discount related to the senior notes was $2.8 million at December 31, 2021 and $3.4 million at December 31, 2020.

4.7% Senior Notes

In 2015, the Company issued $300.0 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7% and the rate at December 31, 2021 remained at 5.04%. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The effective interest rate for 2021 was 4.94%. The fair value of the senior notes based on quoted prices utilizing Level 2 inputs was $327.0 million at December 31, 2021. The balance for unamortized deferred financing costs and debt discount related to the senior notes was $1.3 million at December 31, 2021 and $1.7 million at December 31, 2020.

The conditions and covenants related to the senior notes are less restrictive than those of our Facility.

Other Credit Facilities

In January 2020, we used $49.9 million to repay and terminate the Euro term loan.

Note 7 — Leases

At December 31, 2021, we had approximately $50.7 million of right of use assets recorded in non-current other assets, and $50.7 million of related liabilities, $40.3 million of which was included in other non-current liabilities with the current portion of $10.4 million included in accrued liabilities. The weighted average of the remaining lease terms was approximately 11 years. We discount the future lease payments of our leases using the prevailing rates extended to us by our lenders relevant to the period of inception. These rates are comprised of LIBOR plus a stated spread less a component related to collateralization. The rates are relative to the duration of the lease at inception and the country of origin. The weighted average interest rate used in calculating the fair values listed above was 2.61%.

The following table lists the schedule of future undiscounted cash payments related to right of use assets by year:

(In millions)
2022	$10.5
2023	9.7
2024	8.5
2025	6.3
2026	6.1
Thereafter	17.5
Total lease payments	58.6
Less: Imputed interest	(7.9)
Present value of lease payments	$50.7

Operating lease expense recognized during the year ended December 31, 2021, 2020 and 2019, was $15.3 million, $16.2 million and $15.5 million, respectively. Expense related to operating leases which have a duration of a year or less were not material. Expenses for finance leases for the years ended December 31, 2021, 2020 and 2019 were not material.

(In millions)	Balance Sheet Classification	2021	2020
Operating lease ROU assets	Other assets	$50.7	$58.5

Operating lease current liabilities	Accrued liabilities	10.4	12.0
Operating lease long-term liabilities	Other non-current liabilities	40.3	46.5
Total operating lease liabilities		$50.7	$58.5

Finance lease, gross	Property, plant & equipment, net	5.7	5.9
Finance lease accumulated depreciation	Property, plant & equipment, net	0.4	0.5
Finance lease, net		$5.3	$5.4

Finance lease current liabilities	Accrued liabilities	0.9	0.9
Finance lease long-term liabilities	Long-term debt	0.4	1.3
Total finance lease liabilities		$1.3	$2.2

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments. The rate of compensation increases for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation. For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates. Retirement and termination rates are based primarily on actual plan experience. The mortality table used for the U.S. plans is based on the Pri-2012 White Collar Healthy Annuitant Mortality Table with Improvement Scale MP-2020 and for the U.K. Plan the S3PXA base table with future improvements in line with the CMI 2020 projection model with a long-term trend rate of 1.25% p. a.

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

U.S. Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former U.S. employees that are funded as benefits are incurred. Under the provisions of these plans, we expect to contribute approximately $0.7 million in 2022 to cover unfunded benefits.

Multi-Employer Plan

The Company is party to a multi-employer pension plan covering certain U.S. employees with union affiliations. The plan is the Western Metal Industry Pension Fund, (“the Plan”). The Plan’s employer identification number is 91-6033499; the Plan number is 001. In 2021, 2020 and 2019 the Plan reported Hexcel Corporation as being an employer that contributed greater than 5% of the Plan’s total contributions. The collective bargaining agreement was renewed on November 20, 2020 retroactively to October 1, 2020 for a five-year term. The Plan has been listed in “critical status” and has been operating in accordance with a Rehabilitation Plan since 2010. The Plan, as amended under the Rehabilitation Plan, reduced the adjustable benefits of the participants, and levied a surcharge on employer contributions. The Company contributed $2.1 million in 2021, $2.0 million in 2020 and $2.5 million in 2019. We expect the Company’s contribution to be approximately $1.9 million in 2022 and remain at that level over the remaining term.

U.S. Retirement Savings Plan

Under the retirement savings plan, eligible U.S. employees can contribute up to 75% of their annual compensation to an individual 401(k) retirement savings account. The Company makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation each year. We also contribute an additional 2% to 4% of each eligible U.S. employee’s salary to an individual 401(k) retirement savings account. This increases the maximum contribution to individual U.S. employee savings accounts to between 5% and 7% per year before any profit-sharing contributions that are made when we meet or exceed certain performance targets that are set annually. These profit-sharing contributions are made at the Company’s discretion and are targeted at 3% of an eligible U.S. employee’s pay, with a maximum of 4.5%. In April 2020, the matching contributions were suspended as a result of the impact of COVID-19 impact, however, as of January 1, 2021 they were reinstated for all full-time employees.

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees. Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996. Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred. Under the provisions of these plans, we expect to contribute approximately $0.3 million in 2022 to cover unfunded benefits.

Non-Qualified Deferred Compensation Plan

Under the deferred compensation plan, eligible U.S. employees may make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. We match 50% of a participant’s contributions up to 6% of the participants excess compensation pay as well as provide the same fixed and profit-sharing contributions as provided under the 401(k) plan. In April 2020, the matching contributions were suspended as a result of the impact of COVID-19, however, as of January 1, 2021 they have been reinstated for all full-time employees.

We have elected to fund our deferred compensation obligation through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in a number of funds based on the funds available under our 401(k) plan, other than the Hexcel stock fund. The securities are carried at fair value and are included in other assets on the Consolidated Balance Sheets. We record trading gains and losses in general and administrative expenses on the Consolidated Statements of Operations, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred compensation plan.

European Defined Benefit Retirement Plans

We have defined benefit retirement plans in the United Kingdom, Belgium, France, and Austria covering certain employees of our subsidiaries in those countries. The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan. The total assets in the U.K. Plan were held in a variety of investments. Equity investments and growth fund investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets. In both 2021 and 2020, the plan bought insurance policies through the same insurer, referred to as a buy-in, which immunized the full amount of the liability. Liability driven investments are made to further reduce balance sheet volatility. As a result of an annual review of historical returns and market trends, and the insurance policy, the expected long-term weighted average rate of return for the U.K. Plan for the 2022 plan year will be 1.0% and 3.0% for the other European plans as a group.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our retirement savings plans for the three years ended December 31, 2021 is detailed in the table below.

(In millions)	2021	2020	2019
Defined benefit retirement plans	$2.6	$0.1	$(1.0)
Union sponsored multi-employer pension plan	1.8	2.0	2.5
Retirement savings plans-matching contributions	8.0	5.9	11.4
Retirement savings plans-profit sharing contributions	5.4	2.7	10.4
Net periodic expense	$17.8	$10.7	$23.3

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2021, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2021	2020	2019	2021	2020	2019
Service cost	$1.1	$1.2	$1.2	$0.9	$1.1	$1.0
Interest cost	0.2	0.5	0.6	2.2	3.5	4.5
Expected return on plan assets	-	—	—	(3.6)	(6.9)	(8.7)
Net amortization	0.8	0.3	0.1	1.1	0.4	0.3
Net periodic pension cost (income)	$2.1	$2.0	$1.9	$0.6	$(1.9)	$(2.9)

(In millions)
U.S. Postretirement Plans	2021	2020	2019
Interest cost	$-	$0.1	$0.1
Net amortization and deferral	(0.8)	(1.0)	(1.1)
Net periodic postretirement benefit (income) loss	$(0.8)	$(0.9)	$(1.0)

	Defined Benefit Retirement Plans
(In millions)	U.S. Plans		European Plans		Postretirement Plans
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss	2021	2020	2021	2020	2021	2020
Net loss (gain)	$(0.7)	$1.6	$29.4	$20.2	$(0.7)	$(0.5)
Amortization of actuarial (losses) gains	—	—	(1.3)	(0.5)	0.8	1.0
Prior service cost	—	—	—	—	—	—
Effect of foreign exchange	—	—	(1.2)	1.7	—	—
Total recognized in other comprehensive loss, (pre-tax)	$(0.7)	$1.6	$26.9	$21.4	$0.1	$0.5

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2021 and 2020, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation - beginning of year	$23.3	$20.3	$220.9	$188.6	$2.6	$3.1
Service cost	1.1	1.2	0.9	1.1	—	—
Interest cost	0.2	0.5	2.2	3.5	—	0.1
Plan participants’ contributions	—	—	—	—	—	—
Actuarial loss (gain)	—	1.9	30.6	28.7	(0.7)	(0.5)
Plan amendments and acquisitions	—	—	—	—	—	—
Curtailments and settlements	—	—	(3.1)	(3.2)	—	—
Benefits and expenses paid	(0.6)	(0.6)	(6.7)	(5.7)	(0.1)	(0.1)
Currency translation adjustments	—	—	(4.2)	7.9	—	—
Benefit obligation - end of year	$24.0	$23.3	$240.6	$220.9	$1.8	$2.6
Change in plan assets:
Fair value of plan assets - beginning of year	$—	$—	$233.8	$214.3	$—	$—
Actual return on plan assets	—	—	4.8	13.2	—	—
Employer contributions	0.6	0.6	5.3	5.7	0.1	0.1
Plan participants’ contributions	—	—	—	—	—	—
Benefits and expenses paid	(0.6)	(0.6)	(6.7)	(5.8)	(0.1)	(0.1)
Curtailments and settlements	—	—	(3.1)	(0.9)	—	—
Currency translation adjustments	—	—	(2.7)	7.3	—	—
Fair value of plan assets - end of year	$—	$—	$231.4	$233.8	$—	$—
Amounts recognized in Consolidated Balance Sheets:
Non-current assets	$—	$—	$6.9	$31.5	$—	$—
Current liabilities	$2.7	$3.8	$0.2	$0.9	$0.3	$0.4
Non-current liabilities	21.3	19.4	15.8	17.7	1.5	2.2
Total liabilities (a)	$24.0	$23.2	$16.0	$18.6	$1.8	$2.6
Amounts recognized in Accumulated Other Comprehensive Loss:
Actuarial net (loss) gain	$(3.9)	$(4.5)	$(77.0)	$(50.1)	$1.5	$1.6
Prior service cost	—	—	(1.3)	(1.4)	—	—
Total amounts recognized in accumulated other comprehensive loss	$(3.9)	$(4.5)	$(78.3)	$(51.5)	$1.5	$1.6

(a) The current and non-current portions of the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans are included within “accrued compensation and benefits” and “retirement obligations”, respectively, in the accompanying consolidated balance sheets.

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2021. All costs related to our pensions are included as a component of operating income in our Consolidated Statements of Operations. For the years ended December 31, 2021, 2020 and 2019 amounts unrelated to service costs were a benefit of $0.1 million, $3.1 million and $4.2 million, respectively.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $23.6 million and $23.3 million as of December 31, 2021 and 2020, respectively. Excluding the U.K. Plan, the European plans’ ABO exceeded plan assets as of December 31, 2021 and 2020 by $16.1 million and $18.6 million, respectively. These plans’ ABO was $20.7 million and $26.1 million as of December 31, 2021 and 2020, respectively. The U.K. Plan is overfunded; the ABO of this plan was $219.9 million and $194.7 million at December 31, 2021 and 2020 respectively. The fair value of the U.K. Plan assets was $226.8 million and $226.3 million at December 31, 2021 and 2020, respectively.

Benefit payments for the plans are expected to be as follows:

		European	Postretirement
(In millions)	U.S. Plans	Plans	Plans
2022	$2.7	$5.8	$0.3
2023	2.8	6.0	0.3
2024	13.2	7.7	0.3
2025	0.7	7.2	0.2
2026	0.6	8.2	0.2
2027-2031	2.1	42.1	0.5
	$22.1	$77.0	$1.8

Fair Values of Pension Assets

The following table presents pension assets measured at fair value at December 31, 2021 and 2020 utilizing the fair value hierarchy discussed in Note 19:

		Fair Value Measurements at
(In millions)	December 31,	31-Dec-21
Description	2021	Level 1	Level 2	Level 3
Equity funds	$—	$—	$—	$—
Diversified growth funds	—	—	—	—
Fixed income gilts	—	—	—	—
Insurance contracts	218.0	—	—	218.0
Liability driven investments	—	—	—	—
Index linked gilts	1.2	—	1.2	—
Diversified investment funds	10.2	—	7.9	2.3
Cash and cash equivalents	2.0	2.0	—	—
Total assets	$231.4	$2.0	$9.1	$220.3

		Fair Value Measurements at
	December 31,	31-Dec-20
Description	2020	Level 1	Level 2	Level 3
Equity funds	$17.2	$—	$17.2	$—
Diversified growth funds	69.0	—	69.0	—
Fixed income gilts	—	—	—	—
Insurance contracts	94.9	—	—	94.9
Liability driven investments	48.0	—	48.0	—
Index linked gilts	—	—	—	—
Diversified investment funds	2.5	—	—	2.5
Cash and cash equivalents	2.2	2.2	—	—
Total assets	$233.8	$2.2	$134.2	$97.4

The U.K. Plan invests funds which are not exchange listed and are, therefore, classified as Level 3.

	Balance at	Actual	Purchases,	Changes due	Balance at
(In millions)	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2021	plan assets	settlements	rates	2021
Diversified investment funds	$2.5	$0.1	$(0.2)	$(0.1)	$2.3
Insurance contracts	94.9	(12.7)	139.1	(3.3)	218.0
Total level 3 assets	$97.4	$(12.6)	$138.9	$(3.4)	$220.3

	Balance at	Actual	Purchases,	Changes due	Balance at
	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2020	plan assets	settlements	rates	2020
Diversified investment funds	$2.4	$0.1	$(0.2)	$0.2	$2.5
Insurance contracts	4.4	0.2	88.4	1.9	94.9
Total level 3 assets	$6.8	$0.3	$88.2	$2.1	$97.4

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

The insurance contracts in the U.K. provides guaranteed income equal to the benefit payments for the membership underwritten by the policy. This provides protection against interest rate movements, inflation, market fluctuations as well as member longevity.

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

The actual allocations for the pension assets at December 31, 2021 and 2020, and target allocations by asset class, are as follows:

	Percentage	Target	Percentage	Target
	of Plan Assets	Allocations	of Plan Assets	Allocations
Asset Class	2021	2021	2020	2020
Diversified growth funds	3.4%	3.4%	29.5%	27.1%
Index linked gilts	0.6	0.6	—	—
Fixed interest gilts	—	—	—	—
Liability driven investments	—	—	20.5	23.9
All other regions equity fund	—	—	5.1	5.1
U.K. equity fund	—	—	2.2	2.2
Diversified investment funds	1.0	1.0	1.1	1.1
Insurance contracts	94.2	94.2	40.6	40.6
Cash and cash equivalents	0.8	0.8	1.0	—
Total	100%	100%	100%	100%

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

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2021, 2020 and 2019 are shown in the following table. These year-end values are the basis for determining net periodic costs for the following year.

	2021	2020	2019
U.S. defined benefit retirement plans:
Discount rates	1.0% - 2.4%	0.4% - 1.8%	2.1% - 2.8%
Rate of increase in compensation	3%	3%	3%
European defined benefit retirement plans:
Discount rates	0.3% - 0.95%	0.00% - 1.45%	0.35% - 2.05%
Rates of increase in compensation	3.0%	2.75% - 3.0%	2.75% - 3.0%
Expected long-term rates of return on plan assets	0.95% – 3.0%	1.45% – 3.0%	2.0% – 3.2%
Postretirement benefit plans:
Discount rates	1.3%	1.3%	2.5%

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2021 pension expense, and the impact on our retirement obligation as of December 31, 2021 for a one-percentage-point change in the discount rate:

	U.S. Non-Qualified	U.S. Retiree	U.K.
(In millions)	Pension Plans	Medical Plans	Retirement Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	N/A	N/A	$(1.4)
Discount rate	$—	$—	$(0.3)
One-percentage-point decrease:
Expected long-term rate of return	N/A	N/A	$1.4
Discount rate	$0.2	$—	$0.2
Retirement obligation
One-percentage-point increase in discount rate	$(0.6)	$(0.1)	$(41.7)
One-percentage-point decrease in discount rate	$0.7	$0.1	$54.4

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 6.75% for medical rates and are assumed to gradually decline to 4.75% by 2029.

Note 9 — Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2021, were as follows:

(In millions)	2021	2020	2019
Income before income taxes:
U.S.	$21.7	$0.8	$284.1
International	0.3	(28.5)	95.6
Total income (loss) before income taxes	$22.0	$(27.7)	$379.7

Income tax expense (benefit):
Current:
U.S.	$5.4	$(11.3)	$49.1
International	3.1	1.7	11.8
Current income tax expense (benefit)	8.5	(9.6)	60.9
Deferred:
U.S.	(2.3)	0.1	3.8
International	(0.3)	(51.5)	12.1
Deferred income tax (benefit) expense	(2.6)	(51.4)	15.9
Total income tax expense (benefit)	$5.9	$(61.0)	$76.8

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 21.0% to the effective income tax rate, for the year ended December 31, 2021, 2020 and 2019 is as follows:

(In millions)	2021	2020	2019
Provision (benefit) for taxes at U.S. federal statutory rate	$4.6	$(5.8)	$79.7
State and local taxes, net of federal benefit	(0.1)	(4.2)	3.6
Foreign effective rate differential	0.7	(1.9)	5.1
Tax credits	(3.5)	(3.0)	(8.8)
Change in valuation allowance	0.7	(39.5)	(1.9)
Remeasurement of deferred taxes	1.4	3.5	0.4
Excess tax benefits on stock-based compensation	(0.2)	(0.9)	(4.9)
Other	2.6	(4.3)	1.0
(Decrease) increase in reserves for uncertain tax positions	(0.3)	(4.9)	1.2
Global intangible low taxed income	—	—	1.4
Total income tax expense (benefit)	$5.9	$(61.0)	$76.8

We do not provide for additional income or withholding taxes for any undistributed foreign earnings as we do not currently have any specific plans to repatriate funds from our international subsidiaries; however, we may do so in the future if a dividend can be remitted with no material tax impact. As of December 31, 2021, we have approximately $800.5 million of unremitted foreign earnings that we intend to keep indefinitely reinvested. Additionally, due to withholding tax, basis computations and other tax related considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2021 and 2020 are:

(In millions)	2021	2020
Assets
Net operating loss carryforwards	$93.5	$96.5
Capital loss carryforward	1.6	1.6
ASC 606 - revenue from contracts with customers	5.7	8.4
Tax credit carryforwards	10.3	9.9
Stock-based compensation	7.8	7.6
Other comprehensive income	21.1	6.1
Inventory reserves	11.5	9.6
Right of use liability	12.2	14.4
Reserves and other	8.3	5.2
Subtotal	172.0	159.3
Valuation allowance	(7.6)	(6.9)
Total assets	$164.4	$152.4
Liabilities
Accelerated depreciation	(188.8)	(194.5)
Accelerated amortization	(17.3)	(14.8)
Right of use asset	(12.2)	(14.4)
Other	(17.0)	(8.8)
Total liabilities	(235.3)	$(232.5)
Net deferred tax liabilities	$(70.9)	$(80.1)

Deferred tax assets and deferred tax liabilities as presented in the Consolidated Balance Sheets as of December 31, 2021 and 2020 are as follows and are recorded in other assets and deferred income taxes in the Consolidated Balance Sheets:

(In millions)	2021	2020
Long-term deferred tax assets, net	$69.1	$72.9
Long-term deferred tax liability, net	(140.0)	(153.0)
Net deferred tax liabilities	$(70.9)	$(80.1)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The valuation allowance as of December 31, 2021 relates to certain U.S. tax attributes for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained. The valuation allowance increased by $0.7 million in the 2021 primarily based on the current year movement of U.S. and foreign tax attributes. The valuation allowance as of December 31, 2020 related primarily to certain U.S. tax attributes for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained. The net change in the total valuation allowance for the years ended December 31, 2021 and 2020, was an increase of $0.7 million and a decrease of $37.8 million, respectively.

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

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2021, we had tax credit carryforwards for U.S. and foreign tax purposes of $10.3 million available to offset future income taxes. These credits will begin to expire if not utilized in 2022. We also had net operating loss carryforwards for U.S. state and foreign income tax purposes of $16.2 million and $364.2 million, respectively, for which there were foreign valuation allowances of $3.4 million as of December 31, 2021. Our foreign net operating losses can be carried forward without limitation in Belgium, France, Luxembourg, and the U.K. We have a partial valuation allowance against certain foreign net operating losses for which the Company believes it is not more likely than not that the net operating losses will be utilized.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2021, relate to various foreign and U.S. jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits.

	Unrecognized Tax Benefits
(In millions)	2021	2020	2019
Balance as of January 1,	$10.5	$18.1	$7.5
Additions based on tax positions related to the current year	0.2	0.3	11.0
(Reductions) additions for tax positions of prior years	—	(7.9)	(0.1)
Expiration of the statute of limitations for the assessment of taxes	(1.0)	—	(0.3)
Balance as of December 31,	$9.7	$10.5	$18.1

We had unrecognized tax benefits of $9.7 million at December 31, 2021, of which $3.0 million, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the Consolidated Statements of Operations. The Company did not recognize any interest expense or penalties related to the above unrecognized tax benefits in 2021 and 2020. During 2020 we reversed $0.2 million of accrued interest related to unrecognized tax benefits. The Company had no accrued interest as of December 31, 2021 and December 31, 2020.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The U.S. Federal tax returns have been audited through 2016. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years in major jurisdictions that remain open to examination are the U.S. (2018 onward for Federal purposes and 2017 onward for state purposes), Austria (2019 onward), Belgium (2014 onward), France (2019 onward), Spain (2013 onward) and the U.K. (2019 onward). We are currently under examination in the U.S. and certain foreign tax jurisdictions.

As of December 31, 2021, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2013 onward, some of which are currently under examination by certain U.S. and European tax authorities. We believe it is reasonably possible that the total amount of unrecognized tax benefits disclosed as of December 31, 2021 may decrease by approximately $7.0 to $8.0 million in the fiscal year ending December 31, 2022. Such possible decrease primarily relates to the expiration of statutes of limitation.

Note 10 — Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2021, 2020 and 2019 was as follows:

(Number of shares in millions)	2021	2020	2019
Common stock:
Balance, beginning of year	109.7	109.3	108.5
Activity under stock plans	0.4	0.4	0.8
Balance, end of year	110.1	109.7	109.3
Treasury stock:
Balance, beginning of year	26.1	25.7	23.7
Repurchased	—	0.4	2.0
Balance, end of year	26.1	26.1	25.7
Common stock outstanding	84.0	83.6	83.6

In May 2018, our Board authorized the repurchase of $500 million of the Company’s stock (the “2018 Repurchase Plan”). During 2020 and 2019, the Company spent $24.6 million and $143.0 million to repurchase common stock, respectively. In response to the COVID-19 pandemic, in April 2020, we announced that we had suspended our dividend payments and stock repurchases. On January 27, 2022, the Company announced it was reinstating the dividend commencing with the first quarter of 2022. At December 31, 2021, we had $217.2 million remaining under the 2018 Repurchase Plan.

Dividends per share of common stock for 2020 and 2019 were $0.17 and $0.64 respectively. For the years ended December 31, 2020 and 2019, we paid $14.2 million and $54.2 million in dividends, respectively.

Expired Rights Plan

On April 6, 2020, the Company declared a dividend of one preferred share purchase right (a “right”) for each outstanding share of the Company’s common stock and adopted a stockholder rights plan, which expired on April 6, 2021. If the rights had become exercisable, each right would have allowed its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for $150.00, which would have given the stockholder approximately the same dividend, voting and liquidation rights as would one share of common stock.

Note 11 — Revenue

Our revenue is primarily derived from the sale of inventory under long-term contracts with our customers. The majority of our revenue is recognized at a point in time. In instances where our customers acquire our goods related to government contracts, the contracts are typically subject to terms similar, or equal to, the Federal Acquisition Regulation Part 52.249-2, which contains a termination for convenience clause ("T for C") that requires the customer to pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit.

We recognize revenue over time for those contracts that have a T for C clause and where the products being produced have no alternative use. As our production cycle is typically nine months or less, it is expected that goods related to the revenue recognized over time will be shipped and billed within the next twelve months.

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the years ended December 31, 2021, 2020 and 2019:

(In millions)	2021	2020	2019
Consolidated Net Sales	$1,324.7	$1,502.4	$2,355.7
Commercial Aerospace	668.2	822.3	1,597.7
Space & Defense	434.9	448.5	444.7
Industrial	221.6	231.6	313.3

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Consolidated Balance Sheets as a component of current assets. The activity related to contract assets is as follows:

	Composite	Engineered
(In millions)	Materials	Products	Total
Opening adjustment - January 1, 2019	$12.9	$37.6	$50.5
Net revenue billed	(0.1)	2.3	2.2
Balance at December 31, 2019	$12.8	$39.9	$52.7
Net revenue billed	(5.0)	(4.6)	(9.6)
Balance at December 31, 2020	7.8	35.3	43.1
Net revenue billed	(1.0)	(11.6)	(12.6)
Balance at December 31, 2021	$6.8	$23.7	$30.5

Contract assets as of December 31, 2021, will be billed and reclassified to accounts receivable during 2022. Accounts receivable, net, includes amounts billed to customers where the right to payment is unconditional.

Note 12 — Restructuring

We recognized restructuring charges of $18.8 million for the year ended December 31, 2021 primarily related to severance and asset impairments. Restructuring charges are recorded in Other Operating Expense on the Consolidated Statements of Operations. Anticipated future cash payments as of December 31, 2021 were $9.0 million. For the year ended December 31, 2020, we had restructuring charges of $42.8 million of which $10.1 million related to asset impairments as part of the planned closure of our Windsor, Colorado plant and the remainder was for severance costs related to additional job reductions. There were no restructuring charges in 2019.

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2020	Charge	FX Impact	Paid	Non-Cash	2021
Employee termination	$14.2	$11.8	$(1.0)	$(16.0)	$—	$9.0
Impairment and other	—	7.0	—	(4.3)	(2.7)	—
Total	$14.2	$18.8	$(1.0)	$(20.3)	$(2.7)	$9.0

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2019	Charge	FX Impact	Paid	Non-Cash	2020
Employee termination	$1.6	$32.3	$0.1	$(20.6)	$0.8	$14.2
Impairment and other	—	10.5	—	(1.0)	(9.5)	—
Total	$1.6	$42.8	$0.1	$(21.6)	$(8.7)	$14.2

Note 13 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2021, 2020 and 2019:

(In millions)	2021	2020	2019
Non-qualified stock options	$7.3	$6.8	$4.5
Restricted stock, service based (“RSUs”)	7.7	8.4	6.4
Restricted stock, performance based (“PRSUs”)	3.6	(0.7)	6.2
Employee stock purchase plan	0.3	0.2	0.6
Stock-based compensation expense	$18.9	$14.7	$17.7
Tax benefit from stock exercised and converted during the period	$2.5	$4.5	$9.1

Non-Qualified Stock Options

Non-qualified stock options (“NQOs”) have been granted to our employees and directors under our stock compensation plan. Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2021 is as follows:

	Number of	Weighted-	Remaining
	Options	Average	Contractual Life
	(In millions)	Exercise Price	(in years)
Outstanding at December 31, 2018	1.5	$38.97	5.20
Options granted	0.2	$65.56	—
Options exercised	(0.4)	$25.95	—
Outstanding at December 31, 2019	1.3	$47.92	5.60
Options granted	0.5	$54.82	—
Options exercised	(0.2)	$32.18	—
Outstanding at December 31, 2020	1.6	$51.07	6.04
Options granted	0.4	$44.90	—
Options exercised	(0.3)	$38.03	—
Outstanding at December 31, 2021	1.7	$51.28	6.31

	Year Ended December 31,
(In millions, except weighted average exercise price)	2021	2020
Aggregate intrinsic value of outstanding options	$10.6	$8.3
Aggregate intrinsic value of exercisable options	$5.9	$5.7
Total intrinsic value of options exercised	$4.5	$2.5
Total number of options exercisable	1.0	0.9
Weighted average exercise price of options exercisable	$51.56	$46.29
Total unrecognized compensation cost on non-vested options (a)	$2.7	$3.8

(a)
Unrecognized compensation cost relates to non-vested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Risk-free interest rate	0.58%	0.85%	2.61%
Expected option life (in years)	5.99	5.96	5.99
Dividend yield	1.5%	1.1%	0.8%
Volatility	49.65%	44.35%	35.05%
Weighted-average fair value per option granted	$18.12	$19.50	$22.90

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

Restricted Stock Units — Service Based

As of December 31, 2021, a total of 504,550 shares of service based restricted stock units were outstanding, which vest based on years of service under the 2003 and 2013 incentive stock plans. RSUs are granted to key employees, executives, and directors of the Company. The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The total compensation expense related to awards granted to retirement-eligible employees is recognized on the grant date.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2021, 2020 and 2019:

	RSUs	Weighted-Average
	Number of (In millions)	Fair Value Grant Date
Outstanding at December 31, 2018	0.5	$41.65
RSUs granted	0.1	$68.85
RSUs issued	(0.2)	$44.75
Outstanding at December 31, 2019	0.4	$48.06
RSUs granted	0.2	$51.51
RSUs issued	(0.1)	$51.82
Outstanding at December 31, 2020	0.5	$47.98
RSUs granted	0.1	$47.20
RSUs issued	(0.1)	$48.61
Outstanding at December 31, 2021	0.5	$47.46

As of December 31, 2021, there was total unrecognized compensation cost related to non-vested RSUs of $6.9 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units — Performance Based

As of December 31, 2021, a total of 398,088 shares of performance based restricted stock units were outstanding under the 2003 and 2013 incentive stock plans. The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant. PRSUs are based on a three-year performance period. The stock-based compensation expense related to awards granted to retirement-eligible employees is expensed on the grant date and is trued up as projections change. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period. A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary, of the Company’s PRSU activity, at original grant amounts, for the years ended December 31,2021, 2020 and 2019:

		Weighted-
	Number of	Average
	PRSUs	Grant Date
	(In millions)	Fair Value
Outstanding at December 31, 2018	0.3	$51.75
PRSUs granted	0.1	$65.56
PRSUs issued	(0.1)	$41.71
Outstanding at December 31, 2019	0.3	$60.48
PRSUs granted	0.1	$74.74
PRSUs issued	(0.1)	$50.50
Outstanding at December 31, 2020	0.3	$68.77
PRSUs granted	0.1	$44.90
PRSUs issued	-	$50.50
Outstanding at December 31, 2021	0.4	$57.19

As of December 31, 2021, there was total unrecognized compensation cost related to non-vested PRSUs of $2.0 million, which is to be recognized over the remaining vesting period ranging from one year to three years. The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2021, 2020 and 2019 cash received from stock option exercises was $7.7 million, $3.3 million and $10.7 million, respectively. We used $1.8 million, $7.7 million and $6.2 million in cash related to the shares withheld to satisfy employee tax obligations for RSUs and PRSUs converted during the years ended December 31, 2021, 2020 and 2019, respectively.

We classify the cash flows resulting from these tax benefits as financing cash flows. We either issue new shares of our common stock or utilize treasury shares upon the exercise of stock options or the conversion of stock units.

Shares Authorized for Grant

In January 2019, the Compensation Committee of the Board of Directors of Hexcel Corporation adopted, and stockholders subsequently approved in May 2019, an amendment to the Hexcel Corporation 2013 Incentive Stock Plan (the “Plan”) that increased the number of shares of the Company’s common stock authorized for issuance under the Plan by 3,300,000 shares. As of December 31, 2021, an aggregate of 3.0 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

The Company offered an ESPP, which allowed for eligible employees to contribute up to 10% of their base earnings, to a maximum of $25,000 in a calendar year, toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock. There were 28,620 and 35,000 ESPP shares purchased in 2021 and 2020, respectively. The ESPP was suspended in April 2020 in response to the COVID pandemic, but was subsequently reinstated commencing with the third quarter of 2021.

Note 14 — Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2021, 2020 and 2019, are as follows:

(In millions, except per share data)	2021	2020	2019
Basic net income per common share:
Net income	$16.1	$31.7	$306.6
Weighted average common shares outstanding	84.1	83.8	84.9
Basic net income per common share	$0.19	$0.38	$3.61

Diluted net income per common share:
Weighted average common shares outstanding — Basic	84.1	83.8	84.9
Plus incremental shares from assumed conversions:
Restricted stock units	0.3	0.1	0.3
Stock options	0.2	0.1	0.6
Weighted average common shares outstanding — Dilutive	84.6	84.0	85.8
Dilutive net income per common share	$0.19	$0.38	$3.57

Anti-dilutive shares outstanding, excluded from computation	0.6	0.9	0.1

Note 15 — Derivative Financial Instruments

Interest Rate Swap Agreements

At both December 31, 2021 and 2020, we had no interest rate swap agreements outstanding.

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

Cross Currency and Interest Rate Swap Agreements

In November 2020 we entered into a cross currency and interest rate swap which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million plus fixed rate interest of 1.115%. The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million. The carrying value of the derivative at December 31, 2021 is a current asset of $4.0 million and a long-term asset of $3.4 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2023. The aggregate notional amount of these contracts was $316.4 million at December 31, 2021 and $250.3 million at December 31, 2020. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges was losses of $13.3 million, gains of $10.9 million and losses of $11.1 million, for the years ended December 31, 2021, 2020 and 2019, respectively, and are recorded in other comprehensive (loss) income. At December 31, 2021, $1.9 million of the carrying amount of these contracts was classified in assets ($1.7 million of which was recorded in prepaid expenses and other current assets) and $6.8 million as liabilities ($3.9 million of which is in other non-current liabilities) on the Consolidated Balance Sheets and $16.0 million classified in assets $10.7 million of which was recorded in prepaid expenses and other current assets) and $2.5 million as liabilities (less than $0.1 million of which is in other non-current liabilities) at December 31, 2020. During the years ended December 31, 2021 and 2020 the net impact for the hedges recognized in sales was a gain of $5.2 million and a loss of $14.5 million, respectively. For the three years ended December 31, 2021, 2020 and 2019, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the years ended December 31, 2021, 2020 and 2019, we recognized net foreign exchange losses of $1.3 million and $2.4 million, and gains of $0.4 million, respectively, in the Consolidated Statements of Operations. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.2 million of current liabilities on our Consolidated Balance Sheets at December 31, 2021.

The activity, net of tax, in accumulated other comprehensive loss related to foreign currency forward exchange contracts for the years ended December 31, 2021, 2020 and 2019 was as follows:

	2021	2020	2019
Unrealized (loss) gain at beginning of period, net of tax	$10.6	$(8.4)	$(10.6)
Loss reclassified to net sales	(4.0)	10.9	10.1
Increase (decrease) in fair value	(10.1)	8.1	(7.9)
Unrealized gain (loss) at end of period, net of taxes	$(3.5)	$10.6	$(8.4)

Unrealized losses of $2.2 million recorded in accumulated other comprehensive loss, net of tax of $0.7 million, as of December 31, 2021 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded. The impact of credit risk adjustments was immaterial for the three years.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of December 31, 2021, the Company had commodity swap agreements with a notional value of $18.9 million. The swaps mature monthly from January 2022 through September 2023. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was an asset of $0.9 million ($0.9 million of which was recorded in prepaid expenses and other current assets) and a liability of $2.3 million at December 31, 2021 and an asset of $2.2 million ($1.5 million of which was recorded in prepaid expenses and other current assets) and a liability of $1.1 million at December 31, 2020.

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

Environmental Matters

We have been named as a potentially responsible party ("PRP") with respect to the certain hazardous waste disposal sites that we do not own or possess, which are included on, or proposed to be included on, the Superfund National Priority List of the U.S. Environmental Protection Agency ("EPA") or on equivalent lists of various state governments. Because the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") allows for joint and several liability in certain circumstances, we could be responsible for all remediation costs at such sites, even if we are one of many PRPs. We believe, based on the amount and nature of the hazardous waste at issue, and the number of other financially viable PRPs at each site, that our liability in connection with such environmental matters will not be material.

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

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the Lower Passaic River at an expected cost ranging from $0.97 billion to $2.07 billion. This estimate did not include any costs related to a future remedy for the upper nine miles of the Lower Passaic River. In August 2017, the EPA appointed an independent third-party allocation expert to make recommendations on the relative liability of approximately 120 identified non-government PRP’s for the lower eight miles of the Lower Passaic River. In December 2020, the allocator issued its non-binding report on PRP liability (including Hexcel’s) to the EPA, which did not result in any change to Hexcel’s accrual for the Passaic matter. We do not know to what extent, if at all, this non-binding report will impact the ultimate outcome of the matter. In October 2021, the EPA released a ROD selecting an interim remedy for the upper nine miles of the Lower Passaic River at an expected additional cost ranging from $308.7 million to $661.5 million.

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

The accrual balance related to the Lower Passaic River site was $2.1 million at December 31, 2021 and December 2020. Given the uncertainty associated with the many elements of the Superfund process for the Lower Passaic River, the amounts accrued may not be indicative of the amounts for which we will ultimately be responsible.

Environmental remediation reserve activity for the three years ended December 31, was as follows:

(In millions)	2021	2020	2019
Beginning remediation accrual balance	$2.4	$2.5	$2.7
Current period expenses	—	—	—
Cash expenditures	(0.3)	(0.1)	(0.2)
Ending remediation accrual balance	$2.1	$2.4	$2.5

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of December 31, 2021 and December 31, 2020, our aggregate environmental related accruals were $2.1 million and $2.4 million, respectively, of which less than $0.1 million and $0.3 million, for the aforementioned years, respectively, were included in current other accrued liabilities with the remainder included in other non-current liabilities. As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount. If we had accrued, for those sites where we are able to estimate our liability, at the high end of the range of possible outcomes, our accrual would have been $16 million higher at December 31, 2021 and December 31, 2020.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

Warranty expense for the years ended December 31, 2021, 2020 and 2019 and accrued warranty cost, included in “other accrued liabilities” in the Consolidated Balance Sheets were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2018	$4.8
Warranty expense	2.9
Deductions and other	(2.2)
Balance as of December 31, 2019	$5.5
Warranty expense	1.7
Deductions and other	(4.6)
Balance as of December 31, 2020	$2.6
Warranty expense	2.0
Deductions and other	(2.1)
Balance as of December 31, 2021	$2.5

Purchase Obligations

At December 31, 2021, purchase commitments were $14.9 million for 2022, $8.1 million for 2023, $8.7 million for 2024, $3.0 million for 2025, $2.9 million for 2026, and $16.8 million thereafter.

Note 17 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the Consolidated Statements of Operations.

The components of accumulated other comprehensive loss as of December 31, 2021 and 2020 were as follows:

	Unrecognized Net Defined Benefit	Change in Fair Value of Derivatives	Foreign Currency
(In millions)	Plan Costs	Products	Translation	Total
Balance at December 31, 2019	$(22.4)	$(6.9)	$(89.4)	$(118.7)
Other comprehensive loss before reclassifications	(16.6)	0.3	54.6	38.3
Amounts reclassified from accumulated other comprehensive loss	(1.4)	22.2	—	20.8
Other comprehensive (loss) income	(18.0)	22.5	54.6	59.1
Balance at December 31, 2020	$(40.4)	$15.6	$(34.8)	$(59.6)
Other comprehensive loss before reclassifications	(22.0)	7.7	(26.9)	(41.2)
Amounts reclassified from accumulated other comprehensive loss	0.7	(26.4)	—	(25.7)
Other comprehensive loss	(21.3)	(18.7)	(26.9)	(66.9)
Balance at December 31, 2021	$(61.7)	$(3.1)	$(61.7)	$(126.5)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the year ended December 31, 2021 were net losses of $0.8 million less taxes of less than $0.1 million. The amounts reclassified to earnings from the change in fair value of the derivatives component of accumulated other comprehensive loss for the year ended December 31, 2021 were net gains of $5.2 million less taxes of $1.2 million related to foreign currency forward exchange contracts, net gains of $25.6 million less taxes of $6.0 million related to interest swaps and net gains of $3.6 million less taxes of $0.8 million related to commodity swaps.

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

The following table presents financial information on our segments as of December 31, 2021, 2020 and 2019 and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-party sales
2021	$1,019.4	$305.3	$—	$1,324.7
2020	1,185.9	316.5	—	1,502.4
2019	1,863.1	492.6	—	2,355.7
Intersegment sales
2021	$56.7	$2.4	$(59.1)	$—
2020	53.9	2.5	(56.4)	—
2019	83.4	0.8	(84.2)	—
Operating income (loss)
2021	$88.1	$20.2	$(56.5)	$51.8
2020	60.7	9.4	(56.0)	14.1
2019	411.3	72.0	(58.1)	425.2
Depreciation and amortization
2021	$123.4	$14.5	$0.1	$138.0
2020	125.5	15.3	0.1	140.9
2019	126.5	15.1	0.1	141.7
Equity in earnings (losses) from affiliated companies
2021	$(0.1)	$0.2	$(0.1)	$—
2020	(0.3)	(1.1)	(0.2)	(1.6)
2019	(0.3)	4.3	(0.3)	3.7
Other operating expense
2021	$17.8	$0.1	$0.3	$18.2
2020	32.1	9.8	16.0	57.9
2019	-	-	-	-
Segment assets
2021	$2,258.2	$475.6	$85.6	$2,819.4
2020	2,382.3	473.8	61.7	2,917.8
2019	2,669.6	465.2	(6.2)	3,128.6
Investments in affiliated companies
2021	$1.7	$35.3	$7.6	$44.6
2020	2.0	35.0	7.7	44.7
2019	2.2	36.1	8.2	46.5
Accrual basis additions to property, plant and equipment
2021	$35.7	$5.7	$—	$41.4
2020	38.6	3.9	—	42.5
2019	185.8	5.2	—	191.0

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2021, 2020 and 2019:

(In millions)	2021	2020	2019
Net Sales by Geography (a):
United States	$685.0	$792.6	$1,246.9
International
France	205.0	226.1	364.3
Spain	115.8	101.5	166.6
Germany	96.9	127.1	221.3
United Kingdom	91.3	104.8	168.9
Austria	72.9	83.6	110.1
Other	57.8	66.7	77.6
Total international	639.7	709.8	1,108.8
Total consolidated net sales	$1,324.7	$1,502.4	$2,355.7
Net Sales to External Customers (b):
United States	$546.1	$703.5	$1,083.3
International
Germany	107.3	124.6	212.8
France	113.1	106.7	191.9
Spain	91.4	107.4	188
United Kingdom	43.4	37.7	77.4
Other	423.4	422.5	602.3
Total international	778.6	798.9	1,272.4
Total consolidated net sales	$1,324.7	$1,502.4	$2,355.7
Long-lived Assets (c):
United States	$1,456.5	$1,523.3	$1,609.2
International
France	$349.6	398.5	387.1
United Kingdom	130.9	144.4	151.9
Spain	51.5	57.7	57.2
Other	75.8	86.6	84.3
Total international	607.8	687.2	680.5
Total consolidated long-lived assets	$2,064.3	$2,210.5	$2,289.7

(a)
Net sales by geography based on the location in which the product sold was manufactured.
(b)
Net sales to external customers based on the location to which the product sold was delivered.
(c)
Long-lived assets primarily consist of property, plant and equipment, net and goodwill at December 31, 2021, 2020 and 2019. Also included are right of use assets related to operating leases.

Significant Customers

Approximately 33%, 33% and 39% of our 2021, 2020 and 2019 net sales, respectively were to Airbus and its subcontractors and approximately 16%, 19% and 25% of our 2021, 2020 and 2019 net sales, respectively were to Boeing and its subcontractors.

Note 19— Fair Value Measurements

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At December 31, 2021 and 2020, we had one liability which utilized Level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $10.2 million and $9.3 million, and approximately $18.4 million and $14.8 million, respectively, at December 31, 2021 and 2020. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Consolidated Balance Sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•
Cross Currency and Interest Rate Swap Agreements — valued using the USD Secured Overnight Financing Rate (“SOFR”) curves and quoted forward foreign exchange prices at the reporting date. The fair value of the assets was $7.4 million at December 31, 2021. The fair value of the assets and liabilities were $0.3 million and $11.1 million at December 31, 2020, respectively.
•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. The fair value of assets and liabilities at December 31, 2021 was $1.9 million and $7.0 million, respectively. The fair value of assets and liabilities at December 31, 2020 was $16.0 million and $2.6 million, respectively.

•
Commodity swap agreements — valued using quoted forward commodity prices at the reporting date. The fair value of the assets and liabilities at December 31, 2021 was $0.9 million and $2.3 million, respectively. The fair value of the assets and liabilities at December 31, 2020 was $2.2 million and $1.1 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in 2021 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3; At December 31, 2021 we had a liability for $0.4 million, which represented contingent consideration that was recognized in connection with our acquisition of certain assets of Oxford Performance Materials, Inc. in 2017. The balance was $3.3 million at December 31, 2020. Changes to the initial amount recorded relates to interest accretion and the reassessment of the contingent consideration during 2021 which resulted in a benefit recorded in Other Operating Expense on the Consolidated Statements of Operations. This amount was estimated based on certain contractual stipulations which requires us to make payments to the seller in the future based upon the achievement of certain results. We used our current forecasted results of the acquired operations and discounted these future amounts using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results.