Form 10-Q
period 2022-03-31
HEXCEL CORP /DE/
filed 2022-04-25
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2022
COMMON STOCK	84,051,315

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In millions)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$112.8	$127.7
Accounts receivable, net	212.1	160.3
Inventories, net	265.9	245.7
Contract assets	32.5	30.5
Prepaid expenses and other current assets	47.9	39.5
Assets held for sale	13.2	12.6
Total current assets	684.4	616.3

Property, plant and equipment	3,088.7	3,110.0
Less accumulated depreciation	(1,376.9)	(1,363.9)
Net property, plant and equipment	1,711.8	1,746.1

Goodwill and other intangible assets, net	264.0	267.5
Investments in affiliated companies	45.6	44.6
Other assets	147.7	144.9
Total assets	$2,853.5	$2,819.4

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.7	$0.9
Accounts payable	112.5	113.2
Accrued compensation and benefits	52.3	54.4
Financial instruments	7.8	5.7
Accrued liabilities	73.8	73.4
Total current liabilities	247.1	247.6

Long-term debt	857.5	822.4
Retirement obligations	52.4	52.6
Deferred income taxes	135.5	140.0
Other non-current liabilities	73.9	71.3
Total liabilities	1,366.4	1,333.9
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 110.2 shares and 110.1 shares issued at March 31, 2022 and December 31, 2021, respectively	1.1	1.1
Additional paid-in capital	889.9	878.6
Retained earnings	2,021.8	2,012.5
Accumulated other comprehensive loss	(144.1)	(126.5)
	2,768.7	2,765.7
Less – Treasury stock, at cost, 26.2 shares at March 31, 2022 and 26.1 shares at December 31, 2021	(1,281.6)	(1,280.2)
Total stockholders' equity	1,487.1	1,485.5
Total liabilities and stockholders' equity	$2,853.5	$2,819.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2022	2021
Net sales	$390.6	$310.3
Cost of sales	303.9	257.2
Gross margin	86.7	53.1
Selling, general and administrative expenses	44.7	39.6
Research and technology expenses	10.9	11.6
Other operating expense	1.0	12.1
Operating income (loss)	30.1	(10.2)
Interest expense, net	9.1	10.3
Income (loss) before income taxes, and equity in earnings from affiliated companies	21.0	(20.5)
Income tax expense (benefit)	4.7	(7.5)
Income (loss) before equity in earnings from affiliated companies	16.3	(13.0)
Equity in earnings (losses) from affiliated companies	1.5	(1.0)
Net income (loss)	$17.8	$(14.0)
Basic net income (loss) per common share	$0.21	$(0.17)
Diluted net income (loss) per common share	$0.21	$(0.17)
Weighted-average common shares:
Basic	84.3	84.0
Diluted	84.9	84.0

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2022	2021
Net income (loss)	$17.8	$(14.0)
Currency translation adjustments	(15.7)	(12.0)
Net unrealized pension and other benefit actuarial gains (losses) and prior service credits (net of tax)	3.2	(1.7)
Net unrealized losses on financial instruments (net of tax)	(5.1)	(5.4)
Total other comprehensive loss	(17.6)	(19.1)
Comprehensive income (loss)	$0.2	$(33.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities
Net income (loss)	$17.8	$(14.0)
Reconciliation to net cash used for operating activities:
Depreciation and amortization	32.2	34.5
Amortization related to financing	0.3	1.5
Deferred income taxes	(1.8)	(8.8)
Equity in earnings from affiliated companies	(1.5)	1.1
Stock-based compensation	10.4	9.0
Merger and restructuring expenses, net of payments	(5.0)	1.5
Changes in assets and liabilities:
Increase in accounts receivable	(54.7)	(42.0)
Increase in inventories	(24.4)	(7.6)
Increase in prepaid expenses and other current assets	(8.6)	(6.8)
Increase in accounts payable/accrued liabilities	13.4	30.2
Other – net	2.9	0.2
Net cash used for operating activities	(19.0)	(1.2)

Cash flows from investing activities
Capital expenditures	(20.9)	(4.9)
Net cash used for investing activities	(20.9)	(4.9)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2024	35.0	-
Repayment of senior unsecured credit facility - 2024	-	(14.0)
Repayment of finance lease obligation and other debt, net	(0.3)	(0.3)
Dividends paid	(8.5)	-
Activity under stock plans	(0.3)	0.8
Net cash provided by (used for) financing activities	25.9	(13.5)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(1.7)
Net decrease in cash and cash equivalents	(14.9)	(21.3)
Cash and cash equivalents at beginning of period	127.7	103.3
Cash and cash equivalents at end of period	$112.8	$82.0
Supplemental data:
Accrual basis additions to plant, property and equipment	$11.1	$4.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarters ended March 31, 2022, and March 31, 2021

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2020	$1.1	$849.7	$1,996.4	$(59.6)	$(1,277.4)	$1,510.2
Net loss	—	—	(14.0)	—	—	(14.0)
Change in other comprehensive income (loss)– net of tax	—	—	—	(19.1)	—	(19.1)
Stock based compensation	—	11.8	—	—	(2.0)	9.8
Balance, March 31, 2021	$1.1	$861.5	$1,982.4	$(78.7)	$(1,279.4)	$1,486.9

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2021	$1.1	$878.6	$2,012.5	$(126.5)	$(1,280.2)	$1,485.5
Net income	—	—	17.8	—	—	17.8
Dividends paid on common stock ($0.10 per share)	—	—	(8.5)	—	—	(8.5)
Change in other comprehensive income (loss)– net of tax	—	—	—	(17.6)	—	(17.6)
Stock based compensation	—	11.3	—	—	(1.4)	9.9
Balance, March 31, 2022	$1.1	$889.9	$2,021.8	$(144.1)	$(1,281.6)	$1,487.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our significant accounting policies.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations, cash flows and statement of stockholders’ equity for the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the audited 2021 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K.

Investments in Affiliated Companies

We have a 50% equity investment in Aerospace Composites Malaysia Sdn. Bhd. This investment is accounted for using the equity method of accounting.

Assets Held for Sale

In November 2020 we closed our wind energy prepreg production facility in Windsor, Colorado and as a result, certain plant assets to be sold with a carrying value of approximately $12.6 million have been recorded in “Assets held for sale” in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021. The sale of these assets is expected to occur during 2022.

During the first quarter of 2022, we entered into an agreement to sell our Dublin, California facility, and as a result, certain assets to be sold with a carrying value of approximately $0.6 million have been recorded in “Assets held for sale” in the Condensed Consolidated Balance Sheet as of March 31, 2022. As a result of the sale of the building, the Company will be relocating certain of its Dublin-based research, technology and laboratory support personnel and equipment to a newly constructed facility in Salt Lake City, Utah. The sale of the facility is expected to occur during the second quarter of 2022.

Note 2 — Net Income (Loss) Per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2022	2021
Basic net income (loss) per common share:
Net income (loss)	$17.8	$(14.0)
Weighted average common shares outstanding	84.3	84.0

Basic net income (loss) per common share	$0.21	$(0.17)

Diluted net income (loss) per common share:
Net income (loss)	$17.8	$(14.0)

Weighted average common shares outstanding — Basic	84.3	84.0
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	-
Stock options	0.2	-
Weighted average common shares outstanding — Dilutive	84.9	84.0

Diluted net income (loss) per common share	$0.21	$(0.17)

Total common stock equivalents of 0.7 million and 1.1 million were excluded from the computation of diluted net income (loss) per share for the three months ended March 31, 2022 and 2021, respectively, because to do so would have been anti-dilutive.

Note 3 — Inventories

(In millions)	March 31, 2022	December 31, 2021
Raw materials	$132.3	$113.7
Work in progress	35.6	41.0
Finished goods	98.0	91.0
Total Inventory	$265.9	$245.7

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the three months ended March 31, 2022 and 2021 were as follows:

	Quarter Ended March 31,
(In millions)	2022	2021
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.2
Interest cost	0.1	0.1
Net amortization	0.2	0.2
Net periodic benefit cost	$0.6	$0.5

(In millions)	March 31, 2022	December 31, 2021
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$2.8	$2.7
Other non-current liabilities	21.2	21.3
Total accrued benefit	$24.0	$24.0

	Quarter Ended March 31,
(In millions)	2022	2021
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2
Interest cost	0.6	0.5
Expected return on plan assets	(0.6)	(0.9)
Net amortization and deferral	0.6	0.3
Net periodic benefit cost	$0.8	$0.1

(In millions)	March 31, 2022	December 31, 2021
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$7.1	$6.9

Accrued liabilities	1.1	0.2
Other non-current liabilities	16.9	15.8
Total accrued benefit	$18.0	$16.0

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2022 and 2021, amounts unrelated to service costs were a charge of $0.9 million and $0.2 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. We contributed approximately $0.2 million in the first three months of 2022 to cover unfunded benefits. We expect to contribute a total of $0.7 million in 2022 to cover unfunded benefits. We contributed $0.2 million to our U.S. non-qualified defined benefit retirement plans during the quarter ended March 31, 2021.

We contributed $0.1 million and $1.1 million to our European defined benefit retirement plans during the three months ended March 31, 2022 and 2021, respectively. We plan to contribute approximately $0.5 million during 2022 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.3 million and $0.2 million of net amortization gain deferral for the three months ended March 31, 2022 and 2021, respectively. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the three months ended March 31, 2022 and 2021 were immaterial.

(In millions)	March 31, 2022	December 31, 2021
Amounts recognized on the balance sheet:
Accrued liabilities	$0.3	$0.3
Other non-current liabilities	1.5	1.5
Total accrued benefit	$1.8	$1.8

Amounts contributed in connection with our postretirement plans were immaterial for both the three months ended March 31, 2022 and 2021. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.3 million in 2022 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	March 31, 2022	December 31, 2021
Current portion of finance lease	$0.7	$0.9
Current portion of debt	0.7	0.9
Senior unsecured credit facility	160.0	125.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(1.1)	(1.2)
Senior notes --- deferred financing costs	(2.7)	(2.9)
Non-current portion of finance lease and other debt	1.3	1.5
Long-term debt	857.5	822.4
Total debt	$858.2	$823.3

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

In September 2020, we amended the Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period. On January 28, 2021, we further amended the Facility agreement (the “Second Amendment”) to provide that, from January 28, 2021 through and including March 31, 2022, we would not be subject to a maximum leverage ratio covenant but instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Additionally, during such period, the Company was subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees would be increased; the incremental facility would not be available; and if the Company’s public debt rating was downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we would be required to grant liens on certain of our assets, which liens would be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s. The Company’s public debt rating as of March 31, 2022 is BB+/Baa3. In addition, the Second Amendment provided that the Company would not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021 and revolving commitments under the Facility were reduced from $1 billion to $750 million. As of March 31, 2022, we were in compliance with all debt covenants. As of April 1, 2022, the original terms and conditions to the Facility agreement were reinstated except that the borrowing capacity will remain at $750 million. Share repurchases restrictions that had been in effect per the Second Amendment expired on March 31, 2022.

As of March 31, 2022, total borrowings under the Facility were $160 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of March 31, 2022, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $590 million. The weighted average interest rate for the Facility was 4.5% for the three months ended March 31, 2022.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for the three months ended March 31, 2022 was 4.12% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $402.2 million at March 31, 2022.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%. The effective interest rate for the three months ended March 31, 2022 was 5.07%. Based on quoted prices, the fair value of the senior unsecured notes due in 2025 was $304.7 million at March 31, 2022.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

At March 31, 2022 and December 31, 2021, we had no interest rate swap agreements outstanding.

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

Cross Currency and Interest Rate Swap Agreements

In November 2020, we entered into a cross currency and interest rate swap, which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million plus fixed rate interest of 1.115%. The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million. The carrying value of the derivative at March 31, 2022 is a current asset of $5.4 million and a long-term asset of $5.7 million. The carrying value of the derivative at December 31, 2021 was a current asset of $4.0 million and a long-term asset of $3.4 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through September 2024. The aggregate notional amount of these contracts was $359.3 million and $316.4 million at March 31, 2022 and December 31, 2021, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, losses of $6.8 million were recorded in other comprehensive (loss) income for the three months ended March 31, 2022, and losses of $5.5 million were recorded for the three months ended March 31, 2021, respectively. We classified $0.5 million of the carrying amount of these contracts as assets ($0.3 million of which was recorded in prepaid expenses and other current assets) and $11.5 million as liabilities ($3.9 million of which is recorded in non-current liabilities) on the Condensed Consolidated Balance Sheets at March 31, 2022, and $1.9 million of the carrying amount of these contracts was classified in assets ($1.7 million of which was recorded in prepaid expenses and other current assets) and $6.8 million as liabilities (less than $3.9 million of which is in other non-current liabilities) at December 31, 2021. We recognized losses of $0.7 million and gains of $1.4 million in gross margin during the three months ended March 31, 2022 and 2021, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended March 31, 2022 and 2021, we recognized net foreign exchange losses of $0.2 million and $1.6 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was $0.1 million classified in current liabilities at March 31, 2022, and $0.2 million classified in current liabilities on our Condensed Consolidated Balance Sheet at December 31, 2021.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive loss for the quarters ended March 31, 2022 and March 31, 2021 was as follows:

	Quarter Ended March 31,
(In millions)	2022	2021
Unrealized (losses) gains at beginning of period, net of tax	$(3.5)	$10.6
Losses (gains) reclassified to net sales	0.3	(1.1)
Decrease in fair value	(4.8)	(3.9)
Unrealized (losses) gains at end of period, net of tax	$(8.0)	$5.6

Unrealized losses of $7.4 million recorded in accumulated other comprehensive loss, less taxes of $1.8 million, as of March 31, 2022, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of March 31, 2022, we had commodity swap agreements with a notional value of $23.0 million. The swaps mature monthly through December 2023. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was an asset of $2.3 million ($2.2 million of which was recorded in prepaid expenses and other current assets) and a liability of $0.3 million ($0.2 million of which was recorded in other non-current liabilities) at March 31, 2022, and an asset of $0.9 million ($0.9 million of which was recorded in prepaid expenses and other current assets) and a liability of $2.3 million ($0.8 million of which was recorded in other non-current liabilities) at December 31, 2021.

Note 7 — Fair Value Measurements

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk in our assessment of fair value.

We have no assets or liabilities that utilize Level 1 inputs. However, we have derivative instruments classified as liabilities and assets which utilize Level 2 inputs, and one liability that utilizes Level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was $13.9 million and $11.9 million, respectively, at March 31, 2022 and $10.2 million and $9.3 million, respectively, at December 31, 2021. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Condensed Consolidated Balance Sheets.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•
Cross Currency and Interest Rate Swap Agreements — valued using the USD Secured Overnight Financing Rate curves and quoted forward foreign exchange prices at the reporting date. The fair value of the assets were $11.1 million, at March 31, 2022 and the fair value of the assets were $7.4 million, at December 31, 2021.
•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at March 31, 2022 was $0.5 million and $11.6 million, respectively. The fair value of assets and liabilities at December 31, 2021 was $1.9 million and $7.0 million, respectively.
•
Commodity swap agreements — valued using quoted forward commodity prices at the reporting date. Fair value of the assets and liabilities at March 31, 2022 was $2.3 million and $0.3 million, respectively. The fair value of the assets and liabilities at December 31, 2021 was $0.9 million and $2.3 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2022 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3 — At March 31, 2022 we had a liability for $0.4 million, which represented contingent consideration that was recognized in connection with the Company’s Oxford Performance Materials, Inc. acquisition. This amount was estimated based on certain contractual stipulations which require payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results.

Note 8 — Revenue

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the three months ended March 31, 2022 and 2021:

	Quarter Ended March 31,
(In millions)	2022	2021
Consolidated Net Sales	$390.6	$310.3
Commercial Aerospace	218.9	147.6
Space & Defense	118.2	111.7
Industrial	53.5	51.0

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the three months ended March 31, 2022 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2021	$6.8	$23.7	$30.5
Net revenue billed	0.6	1.4	2.0
Balance at March 31, 2022	$7.4	$25.1	$32.5

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

Financial information for our operating segments for the three months ended March 31, 2022 and 2021 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended March 31, 2022
Net sales to external customers	$313.8	$76.8	$—	$390.6
Intersegment sales	16.5	0.3	(16.8)	—
Total sales	$330.3	$77.1	$(16.8)	$390.6
Other operating expense	0.9	0.1	—	1.0
Operating income (loss)	42.6	10.6	(23.1)	30.1
Depreciation and amortization	28.6	3.6	—	32.2
Stock-based compensation	2.6	0.7	7.1	10.4
Accrual basis additions to capital expenditures	10.1	1.0	—	11.1

Quarter Ended March 31, 2021
Net sales to external customers	$237.2	$73.1	$—	$310.3
Intersegment sales	13.2	0.6	(13.8)	—
Total sales	$250.4	$73.7	$(13.8)	$310.3
Other operating expense	12.7	(0.7)	0.1	12.1
Operating income (loss)	7.4	4.7	(22.3)	(10.2)
Depreciation and amortization	30.8	3.7	—	34.5
Stock-based compensation	0.6	0.2	8.2	9.0
Accrual basis additions to capital expenditures	3.6	0.4	—	4.0

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2021	$93.4	$174.1	$267.5
Amortization expense	(0.5)	(1.2)	(1.7)
Currency translation adjustments	(1.8)	—	(1.8)
Balance at March 31, 2022	$91.1	$172.9	$264.0

At March 31, 2022, the balance of goodwill and intangible assets was $189.2 million and $74.8 million, respectively.

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of March 31, 2022 and December 31, 2021 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2021	$(61.7)	$(3.1)	$(61.7)	$(126.5)
Other comprehensive income (loss) before reclassifications	2.8	1.0	(15.7)	(11.9)
Amounts reclassified from accumulated other comprehensive loss	0.4	(6.1)	—	(5.7)
Other comprehensive income (loss)	3.2	(5.1)	(15.7)	(17.6)
Balance at March 31, 2022	$(58.5)	$(8.2)	$(77.4)	$(144.1)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts of net losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2022, were $0.5 million less taxes of $0.1 million. The amounts reclassified to earnings from the change in fair value of the derivatives products component of accumulated other comprehensive loss for the three months ended March 31, 2022 were net losses of $0.7 million less taxes of $0.3 million, for those related to foreign currency forward exchange contracts and gains of $0.8 million less taxes of $0.2 million, related to commodity swaps, and net gains of $7.5 million less taxes of $1.7 million related to interest rate swaps.

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

In March 2016, the EPA issued a Record of Decision (“ROD”) setting forth the EPA’s selected remedy for the lower eight miles of the Lower Passaic River at an expected cost ranging from $0.97 billion to $2.07 billion. This estimate did not include any costs related to a future remedy for the upper nine miles of the Lower Passaic River. In August 2017, the EPA appointed an independent third-party allocation expert to make recommendations on the relative liability of approximately 120 identified non-government PRPs for the lower eight miles of the Lower Passaic River. In December 2020, the allocator issued its non-binding report on PRP liability (including Hexcel’s) to the EPA. In October 2021, the EPA released a ROD selecting an interim remedy for the upper nine miles of the Lower Passaic River at an expected additional cost ranging from $308.7 million to $661.5 million.

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, our aggregate environmental related accruals were $7.2 million and $2.1 million, respectively. These amounts are included in non-current liabilities with the exception of $0.1 million at December 31, 2021 which was included in accrued liabilities As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the three months ended March 31, 2022, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2021	$2.5
Warranty expense	1.2
Deductions and other	(0.5)
Balance as of March 31, 2022	$3.2

Note 12 — Restructuring

We recognized restructuring charges of $0.8 million for the quarter ended March 31, 2022 primarily related to severance. Anticipated future cash payments as of March 31, 2022 were $3.8 million.

		Activity for the Quarter Ended March 31, 2022
	December 31,	Restructuring		Cash		March 31,
(In Millions)	2021	Charge	FX Impact	Paid	Non-Cash	2022
Employee termination	$9.0	$0.7	$(0.2)	$(5.7)	$—	$3.8
Impairment and other	—	0.1	—	(0.1)	—	—
Total	$9.0	$0.8	$(0.2)	$(5.8)	$—	$3.8

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

The Commercial Aerospace market began to see signs of recovery from the economic impacts of the COVID-19 pandemic in the second half of 2021, and this has continued into the first quarter of 2022 with further growth in air travel and customer inventory destocking now largely completed. Despite these improvements in business and market conditions, COVID-19 has had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our margins, even after the preventative and precautionary measures that we, other businesses, and governments are taking.

We are also monitoring developments in the ongoing conflict between Russia and Ukraine including the related export controls and resulting sanctions imposed on Russia by the U.S. and other countries. Although we do not presently foresee direct material adverse effects upon our business, the global implications of the Russian/Ukraine conflict are difficult to predict at this time. Factors such as increased inflation, escalating energy costs, constrained raw material availability, and thus increasing costs, and embargos on flights from Russian airlines could impact the global economy and the aerospace industry in particular.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2022	2021	% Change
Net sales	$390.6	$310.3	25.9%
Net sales change in constant currency			27.4%
Operating income (loss)	$30.1	$(10.2)	395.1%
As a percentage of net sales	7.7%	(3.3)%
Net income (loss)	17.8	(14.0)	227.1%
Diluted net income (loss) per common share	$0.21	$(0.17)	223.5%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31,
(In millions)	2022	2021	% Change
Consolidated Net Sales	$390.6	$310.3	25.9%
Commercial Aerospace	218.9	147.6	48.3%
Space & Defense	118.2	111.7	5.8%
Industrial	53.5	51.0	4.9%

Composite Materials	$313.8	$237.2	32.3%
Commercial Aerospace	184.8	112.5	64.3%
Space & Defense	76.6	74.8	2.4%
Industrial	52.4	49.9	5.0%

Engineered Products	$76.8	$73.1	5.1%
Commercial Aerospace	34.1	35.1	(2.8)%
Space & Defense	41.6	36.9	12.7%
Industrial	1.1	1.1	—

Sales by Segment

Composite Materials: Net sales of $313.8 million in the first quarter of 2022 increased by $76.6 million or 32.3% from the prior year quarter. Commercial Aerospace sales increased $72.3 million or 64.3% in the first quarter of 2022 as compared to the prior year quarter primarily due to stronger narrowbody and A350 sales as well as business jet growth.

Engineered Products: For the first quarter of 2022, net sales of $76.8 million increased $3.7 million or 5.1% as compared to the prior year quarter. The increase was driven by higher Space & Defense sales which were up $4.7 million or 12.7% in the first quarter of 2022 as compared to the same period in 2021.

Sales by Market

Commercial Aerospace sales of $218.9 million increased $71.3 million or 48.3% (48.8% in constant currency) for the first quarter of 2022 compared to the first quarter of 2021 on strengthening narrowbody sales and higher A350 sales as the prior year period was impacted by channel destocking. There was also strong growth in business jets in the quarter.

Space & Defense sales of $118.2 million increased 5.8% (7.0% in constant currency) for the first quarter of 2022 compared to the first quarter of 2021 driven by growth in the Space market, CH-53K, and military jet programs.

Total Industrial sales in the first quarter of 2022 of $53.5 million increased 4.9% (9.4% in constant currency) compared to the first quarter of 2021 due to strength in recreation, consumer electronics and automotive.

Gross Margin

	Quarter Ended March 31,
(In millions)	2022	2021	% Change
Gross margin	$86.7	$53.1	63.3%
Percentage of sales	22.2%	17.1%

Gross margin for the first quarter of 2022 and 2021 was 22.2% and 17.1%, respectively. The improvement in the first quarter of 2022 compared to the same period last year was primarily due to the higher sales and greater capacity utilization which led to improved cost absorption.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2022	2021	% Change
SG&A expense	$44.7	$39.6	12.9%
Percentage of sales	11.4%	12.8%

R&T expense	$10.9	$11.6	(6.0)%
Percentage of sales	2.8%	3.7%

Selling, general and administrative expenses were higher for the three months ended March 31, 2022 compared to the same period in 2021, although the current quarter expenses were lower as a percentage of sales. The increase in selling, general and administrative expenses for the current quarter was primarily driven by higher employee benefit costs. Research and technology expenses were lower than the prior year due to additional tax credits.

Operating Income

	Quarter Ended March 31,
(In millions)	2022	2021	% Change
Consolidated operating income (loss)	$30.1	$(10.2)	395.1%
Operating margin	7.7%	(3.3)%
Composite Materials	42.6	7.4	475.7%
Operating margin	12.9%	3.0%
Engineered Products	10.6	4.7	125.5%
Operating margin	13.7%	6.4%
Corporate & Other	(23.1)	(22.3)	N/M

Operating income (loss) for the first quarters of 2022 and 2021 was $30.1 million and $(10.2) million, respectively. The increase in operating income for the first quarter of 2022 over the same period last year was primarily driven by higher sales in all markets and strong gross margins as well as lower restructuring costs. Operating loss for the quarter ended March 31, 2021 was due to lower sales in Commercial Aerospace as a result of pandemic-induced build rate reductions and a decline in wind energy sales in the Industrial market as well as higher restructuring costs.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2022	2021	% Change
Interest expense, net	$9.1	$10.3	(11.7)%

Interest expense for the first quarter ended March 31, 2022 was lower compared to the first quarter of 2021 due to lower average debt levels.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2022	2021
Income tax expense (benefit)	$4.7	$(7.5)
Effective tax rate	22.5%	36.8%

The tax expense for the three months ended March 31, 2022 was $4.7 million. The tax benefit for the quarter ended March 31, 2021 was $7.5 million and included a discrete tax benefit of $3.2 million from the revaluation of our deferred tax liabilities related to a favorable U.S. state tax law change.

Financial Condition

Liquidity: Cash on hand at March 31, 2022 was $112.8 million as compared to $127.7 million at December 31, 2021. As of March 31, 2022, total debt was $858.2 million as compared to $823.3 million at December 31, 2021.

In September 2020, we amended our Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period. On January 28, 2021, we entered into the Second Amendment, which further amended the Facility agreement to provide that, from January 28, 2021 through and including March 31, 2022, we would not be subject to a maximum leverage ratio covenant but instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Effective April 1, 2022, the original terms and conditions to the Facility agreement were reinstated except the borrowing capacity which will remain at $750 million. As a result, share repurchases restrictions that had been in effect per the Second Amendment expired on March 31, 2022. The remaining authorization under the share repurchase program at March 31, 2022 was $217 million.

As of March 31, 2022, total borrowings under the Facility were $160 million, which approximated fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of March 31, 2022, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $590 million. The weighted average interest rate for the Facility was 4.5% for the three months ended March 31, 2022.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of March 31, 2022, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2024 when the Facility expires.

In 2021, the Company applied for the Aviation Manufacturing Jobs Protection ("AMJP") program, created under the American Rescue Plan Act of 2021, which provides funding to eligible businesses to pay up to half of their compensation costs for certain categories of employees, for up to six months. To qualify for funding, eligible companies must have involuntarily furloughed or laid off at least 10% of its U.S. workforce or have experienced at least a 15% decline in 2020 global operating revenue. In September 2021, the U.S. Department of Transportation announced that it had approved for the Company to receive up to $20.9 million under the AMJP program. The Company received $10.5 million of the offered funds in the fourth quarter of 2021 and anticipates receiving the remaining funds in 2022.

During the first quarter of 2022, we entered into an agreement to sell our Dublin, California facility, and as a result, certain assets to be sold have been recorded in “Assets held for sale” in the Condensed Consolidated Balance Sheets at March 31, 2022. As a result of the sale of the facility, the Company will be relocating certain of its Dublin-based research, technology and laboratory support personnel and equipment to a new Salt Lake City, Utah building. The sale of the facility is expected to occur during the second quarter of 2022.

On April 25, 2022, our Board of Directors declared a quarterly dividend of $0.10 per share payable to stockholders of record as of May 6, 2022, with a payment date of May 13, 2022.

Operating Activities: Net cash used for operating activities for the first three months of 2022 was $19.0 million compared to $1.2 million for the same period last year. Working capital was a cash use of $74.3 million for the first three months of 2022 compared to a use of $26.2 million in the same period in 2021 primarily driven by higher inventory and accounts receivable to support higher sales.

Investing Activities: Net cash used for investing activities was $20.9 million and $4.9 million in the first three months of 2022 and 2021, respectively, reflecting an increase in capital expenditures from two ongoing construction projects for the previously announced expansion of Hexcel’s facility in Morocco and the construction of a research and technology innovation center in Salt Lake City, Utah.

Financing Activities: Net cash provided by financing activities was $25.9 million for first three months of 2022 compared to a use of $13.5 million in the same period in 2021. Borrowing under the Facility during the first quarter of 2022 was $35 million. In response to the impacts of the COVID-19 pandemic, we announced in 2020 that we had suspended our dividend payments. During the first quarter of 2022, we reinstated our quarterly dividend and a payment of approximately $8.5 million was made to shareholders.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, employment and health and safety matters. We estimate and accrue our liabilities resulting from such matters based upon a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change, such as new developments, or a change in approach, including a change in settlement strategy or in an environmental remediation plan, or in our existing insurance coverage, that could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future. For further discussion, see Note 11, Commitments and Contingencies, to the accompanying Condensed Consolidated Financial Statements of this Form 10-Q.

Non-GAAP Financial Measures

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

	Operating Income
	Quarter Ended March 31,
(In millions)	2022	2021
GAAP operating income (loss)	$30.1	$(10.2)
Other operating expense (a)	1.0	12.1
Adjusted operating income (non-GAAP)	$31.1	$1.9

	Quarter Ended March 31,
	2022		2021
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net Loss	Diluted Net Loss Per Share
GAAP net income (loss)	$17.8	$0.21	$(14.0)	$(0.17)
Other operating expense, net of tax (a)	0.8	0.01	8.8	0.11
Tax benefit (b)	—	—	(3.2)	(0.04)
Adjusted net income (loss) (non-GAAP)	$18.6	$0.22	$(8.4)	$(0.10)

(a)
The quarters ended March 31, 2022 and 2021 included restructuring costs primarily related to severance.
(b)
The quarter ended March 31, 2021 included a discrete tax benefit from the revaluation of deferred tax liabilities related to a favorable U.S. tax law change.

	Quarter Ended March 31,
(In millions)	2022	2021
Net cash used for operating activities	$(19.0)	$(1.2)
Less: Capital expenditures	(20.9)	(4.9)
Free cash flow (non-GAAP)	$(39.9)	$(6.1)

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should," "seek," “target,” “would,” “will” and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain and are subject to changing assumptions.

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations with regard to regulatory clearances or the build rate of the Boeing 737 MAX or Boeing 787 and the related impact on our revenues; (e) expectations with regard to raw material cost and availability; (f) expectations of composite content on new commercial aircraft programs and our share of those requirements; (g) expectations regarding revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (h) expectations regarding sales for wind energy, recreation, automotive and other industrial applications; (i) expectations regarding working capital trends and expenditures and inventory levels; (j) expectations as to the level of capital expenditures and completion of capacity expansions and qualification of new products; (k) expectations regarding our ability to improve or maintain margins; (l) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations or government policies; (m) our projections regarding our tax rate; (n) expectations with regard to the continued impact of the COVID-19 pandemic and the impact of the conflict between Russia and Ukraine on worldwide air travel and aircraft programs, as well as on our customers and suppliers and, in turn, on our operations and financial results; (o) expectations regarding our strategic initiatives and other goals, including, but not limited to, our sustainability goals; (p) expectations regarding the sale of certain of our assets; and (q) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2022 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the impact of the COVID-19 pandemic (including continued disruption in global financial markets and supply chains, ongoing restrictions on movement and travel, employee absenteeism and labor shortages, and reduced demand for air travel) on the operations, business and financial condition of Hexcel and its customers and suppliers; reductions in sales to any significant customers, particularly Airbus or Boeing, including related to the timing of pending regulatory clearances for the Boeing 737 MAX and the Boeing 787, as well as due to the impact of the COVID-19 pandemic; our ability to effectively adjust production and inventory levels to align with customer demand; our ability to effectively motivate, retain and hire the necessary workforce; our ability to successfully implement or realize our business strategies, plans, goals and objectives of management, including our sustainability goals and any restructuring or alignment activities in which we may engage; the impact of any government mandated COVID-19 precautions, including mandatory vaccination; changes in sales mix; changes in current pricing and cost levels, including cost inflation, as well as increasing energy prices resulting from the conflict between Russia and Ukraine; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; availability and cost of raw materials, including the impact of supply shortages and inflation; supply chain disruptions, which may be exacerbated by the conflict between Russia and Ukraine; inability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; cybersecurity-related risks, including the potential impact of breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions, including, but not limited to, the effect of change in global trade policies, such as sanctions imposed as a result of the conflict between Russia and Ukraine; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; the effects of natural disasters, which may be worsened by the impact of climate change, and other severe catastrophic events; the potential impact of environmental, social and governance matters; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports we file with the SEC. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption “Risk Factors,” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We do not undertake any obligation to update our forward-looking statements or risk factors to reflect future events or circumstances, except as otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Except for the continued broad effects of COVID-19 and the Russian/Ukraine conflict on market risk, there have been no material changes in our market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2022, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 11 on pages 15 through 16 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. There have been no material changes in the Company's risk factors from the aforementioned Form 10-K.

ITEM 5. Other Information

Colleen Pritchett, President - Aerospace, Americas, is leaving Hexcel at the end of April 2022. The Company has appointed an interim business leader and initiated a search for her successor.

ITEMS 2, 3, and 4 are not applicable, and therefore have been omitted.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of Performance Based Award Agreement for Executive Officers (2022)
10.2*	Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2022)
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

April 25, 2022	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer