Form 10-Q
period 2022-06-30
HEXCEL CORP /DE/
filed 2022-07-25
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2022
COMMON STOCK	84,102,467

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In millions)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$99.2	$127.7
Accounts receivable, net	234.2	160.3
Inventories, net	271.5	245.7
Contract assets	30.1	30.5
Prepaid expenses and other current assets	44.3	39.5
Assets held for sale	12.6	12.6
Total current assets	691.9	616.3

Property, plant and equipment	3,045.4	3,110.0
Less accumulated depreciation	(1,375.1)	(1,363.9)
Net property, plant and equipment	1,670.3	1,746.1

Goodwill and other intangible assets, net	258.8	267.5
Investments in affiliated companies	46.1	44.6
Other assets	152.3	144.9
Total assets	$2,819.4	$2,819.4

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.5	$0.9
Accounts payable	103.4	113.2
Accrued compensation and benefits	71.3	54.4
Financial instruments	20.7	5.7
Accrued liabilities	75.3	73.4
Total current liabilities	271.2	247.6

Long-term debt	812.0	822.4
Retirement obligations	48.7	52.6
Deferred income taxes	128.6	140.0
Other non-current liabilities	78.6	71.3
Total liabilities	1,339.1	1,333.9
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 110.3 shares and 110.1 shares issued at June 30, 2022 and December 31, 2021, respectively	1.1	1.1
Additional paid-in capital	894.1	878.6
Retained earnings	2,058.0	2,012.5
Accumulated other comprehensive loss	(191.3)	(126.5)
	2,761.9	2,765.7
Less – Treasury stock, at cost, 26.2 shares at June 30, 2022 and 26.1 shares at December 31, 2021	(1,281.6)	(1,280.2)
Total stockholders' equity	1,480.3	1,485.5
Total liabilities and stockholders' equity	$2,819.4	$2,819.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Net sales	$393.0	$320.3	$783.6	$630.6
Cost of sales	303.5	258.4	607.4	515.6
Gross margin	89.5	61.9	176.2	115.0
Selling, general and administrative expenses	33.5	31.1	78.2	70.7
Research and technology expenses	11.3	11.5	22.2	23.1
Other operating (income) expense	(19.1)	3.1	(18.1)	15.2
Operating income	63.8	16.2	93.9	6.0
Interest expense, net	8.9	9.3	18.0	19.6
Other income	(0.3)	-	(0.3)	-
Income (loss) before income taxes, and equity in earnings from affiliated companies	55.2	6.9	76.2	(13.6)
Income tax expense (benefit)	12.7	4.0	17.4	(3.5)
Income (loss) before equity in earnings from affiliated companies	42.5	2.9	58.8	(10.1)
Equity in earnings (losses) from affiliated companies	2.2	(0.7)	3.7	(1.7)
Net income (loss)	$44.7	$2.2	$62.5	$(11.8)
Basic net income (loss) per common share	$0.53	$0.03	$0.74	$(0.14)
Diluted net income (loss) per common share	$0.53	$0.03	$0.74	$(0.14)
Weighted-average common shares:
Basic	84.4	84.1	84.3	84.0
Diluted	85.0	84.7	84.9	84.0

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$44.7	$2.2	$62.5	$(11.8)
Currency translation adjustments	(34.8)	4.2	(50.5)	(7.8)
Net unrealized pension and other benefit actuarial gains (losses) and prior service credits (net of tax)	4.5	(0.2)	7.7	(1.9)
Net unrealized gains (losses) on financial instruments (net of tax)	(16.9)	1.5	(22.0)	(3.9)
Total other comprehensive (loss) income	(47.2)	5.5	(64.8)	(13.6)
Comprehensive (loss) income	$(2.5)	$7.7	$(2.3)	$(25.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income (loss)	$62.5	$(11.8)
Reconciliation to net cash used by operating activities:
Depreciation and amortization	63.9	68.7
Amortization related to financing	0.4	2.1
Deferred income taxes	(4.1)	(10.7)
Equity in (earnings) losses from affiliated companies	(3.7)	1.7
Stock-based compensation	12.8	13.3
Merger and restructuring expenses, net of payments	(6.0)	(2.5)
Gain on sale of asset	(19.4)	-
Gain on sale of investment	(0.3)	-
Changes in assets and liabilities:
Increase in accounts receivable	(74.5)	(45.9)
Increase in inventories	(38.9)	(21.8)
Increase in prepaid expenses and other current assets	(10.1)	(2.6)
Increase in accounts payable/accrued liabilities	28.4	50.7
Other – net	7.3	(2.3)
Net cash provided by operating activities	18.3	38.9

Cash flows from investing activities
Capital expenditures	(37.9)	(9.2)
Proceeds from sale of asset	21.2	-
Proceeds from sale of investments	0.5	-
Net cash used for investing activities	(16.2)	(9.2)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2024	35.0	-
Repayment of senior unsecured credit facility - 2024	(46.0)	(21.0)
Repayment of finance lease obligation and other debt, net	(0.2)	(0.4)
Dividends paid	(16.8)	-
Activity under stock plans	1.4	4.8
Net cash used for financing activities	(26.6)	(16.6)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	(1.1)
Net (decrease) increase in cash and cash equivalents	(28.5)	12.0
Cash and cash equivalents at beginning of period	127.7	103.3
Cash and cash equivalents at end of period	$99.2	$115.3
Supplemental data:
Accrual basis additions to plant, property and equipment	$28.3	$7.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarter and Six Months ended June 30, 2022, and June 30, 2021

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2020	$1.1	$849.7	$1,996.4	$(59.6)	$(1,277.4)	$1,510.2
Net loss	—	—	(14.0)	—	—	(14.0)
Change in other comprehensive (loss)– net of tax	—	—	—	(19.1)	—	(19.1)
Stock based compensation	—	11.8	—	—	(2.0)	9.8
Balance, March 31, 2021	$1.1	$861.5	$1,982.4	$(78.7)	$(1,279.4)	$1,486.9
Net income	—	—	2.2	—	—	2.2
Change in other comprehensive income – net of tax	—	—	—	5.5	—	5.5
Stock based compensation	—	8.2	—	—	—	8.2
Balance, June 30, 2021	$1.1	$869.7	$1,984.6	$(73.2)	$(1,279.4)	$1,502.8

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2021	$1.1	$878.6	$2,012.5	$(126.5)	$(1,280.2)	$1,485.5
Net income	—	—	17.8	—	—	17.8
Dividends on common stock ($0.10 per share)	—	—	(8.5)	—	—	(8.5)
Change in other comprehensive (loss) – net of tax	—	—	—	(17.6)	—	(17.6)
Stock based compensation	—	11.3	—	—	(1.4)	9.9
Balance, March 31, 2022	$1.1	$889.9	$2,021.8	$(144.1)	$(1,281.6)	$1,487.1
Net income	—	—	44.7	—	—	44.7
Dividends on common stock ($0.10 per share)	—	—	(8.5)	—	—	(8.5)
Change in other comprehensive (loss) – net of tax	—	—	—	(47.2)	—	(47.2)
Stock based compensation	—	4.2	—	—	—	4.2
Balance, June 30, 2022	$1.1	$894.1	$2,058.0	$(191.3)	$(1,281.6)	$1,480.3

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

Assets Held for Sale

In November 2020 we closed our wind energy prepreg production facility in Windsor, Colorado and as a result, certain plant assets to be sold with a carrying value of approximately $12.6 million have been recorded in “Assets held for sale” in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021. The sale of these assets is expected to occur during 2022.

During the first quarter of 2022, we entered into an agreement to sell our Dublin, California facility. The sale of the facility closed during the second quarter of 2022, and we received approximately $21.2 million in net proceeds from the sale and recorded a gain on the sale of approximately $19.4 million which is included in other operating (income) expense in the Condensed Consolidated Statement of Operations. As a result of the sale of the building, the Company will be relocating certain of its Dublin-based research, technology and laboratory support personnel and equipment to a newly constructed facility in Salt Lake City, Utah.

Note 2 — Net Income (Loss) Per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Basic net income (loss) per common share:
Net income (loss)	$44.7	$2.2	$62.5	$(11.8)
Weighted average common shares outstanding	84.4	84.1	84.3	84.0

Basic net income (loss) per common share	$0.53	$0.03	$0.74	$(0.14)

Diluted net income (loss) per common share:
Net income (loss)	$44.7	$2.2	62.5	(11.8)

Weighted average common shares outstanding — Basic	84.4	84.1	84.3	84.0
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.3	0.4	-
Stock options	0.2	0.3	0.2	-
Weighted average common shares outstanding — Dilutive	85.0	84.7	84.9	84.0

Diluted net income (loss) per common share	$0.53	$0.03	$0.74	$(0.14)

Total common stock equivalents of 0.6 million and 0.7 million were excluded from the computation of diluted net income (loss) per share for the quarter ended June 30, 2022 and 2021, respectively, because to do so would have been anti-dilutive. Total common stock equivalents of 0.7 million and 1.1 million were excluded from the computation of diluted net income (loss) per share for the six months ended June 30, 2022 and 2021, respectively, because to do so would have been anti-dilutive.

Note 3 — Inventories

(In millions)	June 30, 2022	December 31, 2021
Raw materials	$133.8	$113.7
Work in progress	38.2	41.0
Finished goods	99.5	91.0
Total Inventory	$271.5	$245.7

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the three and six months ended June 30, 2022 and 2021 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.6	$0.5
Interest cost	0.1	-	0.2	0.1
Net amortization	0.2	0.2	0.4	0.4
Net periodic benefit cost	$0.6	$0.5	$1.2	$1.0

(In millions)	June 30, 2022	December 31, 2021
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$3.2	$2.7
Other non-current liabilities	21.1	21.3
Total accrued benefit	$24.3	$24.0

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.3	$0.4	$0.5
Interest cost	0.5	0.6	1.1	1.1
Expected return on plan assets	(0.5)	(0.9)	(1.1)	(1.8)
Net amortization and deferral	0.6	0.2	1.2	0.5
Net periodic benefit cost	$0.8	$0.2	$1.6	$0.3

(In millions)	June 30, 2022	December 31, 2021
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$6.6	$6.9

Accrued liabilities	1.2	0.2
Other non-current liabilities	16.1	15.8
Total accrued benefit	$17.3	$16.0

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the quarter ended June 30, 2022 and 2021, amounts unrelated to service costs were a charge of $0.9 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, amounts unrelated to service costs were a charge of $1.9 million and $0.3 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. We contributed approximately $0.3 million in the first six months of 2022 to cover unfunded benefits. We expect to contribute a total of $3.2 million in 2022 to cover unfunded benefits.

We contributed $0.3 million and $2.2 million to our European defined benefit retirement plans during the six months ended June 30, 2022 and 2021, respectively. We plan to contribute approximately $0.5 million during 2022 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.5 million and $0.2 million of net amortization gain deferral for the six months ended June 30, 2022 and 2021, respectively. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the six months ended June 30, 2022 and 2021 were immaterial.

(In millions)	June 30, 2022	December 31, 2021
Amounts recognized on the balance sheet:
Accrued liabilities	$0.3	$0.3
Other non-current liabilities	1.5	1.5
Total accrued benefit	$1.8	$1.8

Amounts contributed in connection with our postretirement plans were immaterial for both the six months ended June 30, 2022 and 2021. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.3 million in 2022 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	June 30, 2022	December 31, 2021
Current portion of finance lease	$0.5	$0.9
Current portion of debt	0.5	0.9
Senior unsecured credit facility	114.0	125.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(1.1)	(1.2)
Senior notes --- deferred financing costs	(2.5)	(2.9)
Non-current portion of finance lease and other debt	1.6	1.5
Long-term debt	812.0	822.4
Total debt	$812.5	$823.3

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

In September 2020, we amended the Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period. On January 28, 2021, we further amended the Facility agreement (the “Second Amendment”) to provide that, from January 28, 2021 through and including March 31, 2022, we would not be subject to a maximum leverage ratio covenant but instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Additionally, during such period, the Company was subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees would be increased; the incremental facility would not be available; and if the Company’s public debt rating was downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we would be required to grant liens on certain of our assets, which liens would be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s. The Company’s public debt rating as of June 30, 2022 is BB+/Baa3. In addition, the Second Amendment provided that the Company would not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021 and revolving commitments under the Facility were reduced from $1 billion to $750 million. As of June 30, 2022, we were in compliance with all debt covenants. As of April 1, 2022, the original terms and conditions to the Facility agreement were reinstated except that the amount of the lender's commitment will remain at $750 million. Share repurchases restrictions that had been in effect per the Second Amendment expired on March 31, 2022.

As of June 30, 2022, total borrowings under the Facility were $114 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of June 30, 2022, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $636 million. The weighted average interest rate for the Facility was 4.2% for the six months ended June 30, 2022.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for the six months ended June 30, 2022 was 4.11% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $375.6 million at June 30, 2022.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%. The effective interest rate for the six months ended June 30, 2022 was 5.07%. Based on quoted prices, the fair value of the senior unsecured notes due in 2025 was $293.9 million at June 30, 2022.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

At June 30, 2022 and December 31, 2021, we had no interest rate swap agreements outstanding.

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

Cross Currency and Interest Rate Swap Agreements

In November 2020, we entered into a cross currency and interest rate swap, which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million plus fixed rate interest of 1.115%. The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million. The carrying value of the derivative at June 30, 2022 is a current asset of $8.1 million and a long-term asset of $15.8 million. The carrying value of the derivative at December 31, 2021 was a current asset of $4.0 million and a long-term asset of $3.4 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through December 2024. The aggregate notional amount of these contracts was $434.5 million and $316.4 million at June 30, 2022 and December 31, 2021, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, losses of $21.6 million and $28.4 million were recorded in other comprehensive (loss) income for the quarter and six months ended June 30, 2022, respectively, and gains of $1.5 million and losses of $3.9 million were recorded for the quarter and six months ended June 30, 2021, respectively. We classified $0.2 million of the carrying amount of these contracts as assets ($0.1 million of which was recorded in prepaid expenses and other current assets) and $29.2 million as liabilities ($10.8 million of which is recorded in non-current liabilities) on the Condensed Consolidated Balance Sheets at June 30, 2022, and $1.9 million of the carrying amount of these contracts was classified in assets ($1.7 million of which was recorded in prepaid expenses and other current assets) and $6.8 million as liabilities (less than $3.9 million of which is in other non-current liabilities) at December 31, 2021. We recognized losses of $3.6 million and $4.3 million in gross margin during the quarter and six months ended June 30, 2022, respectively, and gains of $1.9 million and $3.3 million for the quarter and six months ended June 30, 2021, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarter and six months ended June 30, 2022, we recognized net foreign exchange losses of $0.8 million and $1.0 million, respectively, in the Condensed Consolidated Statements of Operations. During the quarter and six months ended June 30, 2021, we recognized net foreign exchange gains of $0.5 million and losses of $1.1 million, respectively. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was $0.2 million classified in current assets at June 30, 2022, and $0.2 million classified in current liabilities on our Condensed Consolidated Balance Sheet at December 31, 2021.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive (loss) income for the quarters and six months ended June 30, 2022 and June 30, 2021 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Unrealized (losses) gains at beginning of period, net of tax	$(8.0)	$5.6	$(3.5)	$10.6
Losses (gains) reclassified to net sales	2.8	(1.5)	3.1	(2.5)
Decrease in fair value	(16.5)	1.2	(21.3)	(2.8)
Unrealized (losses) gains at end of period, net of tax	$(21.7)	$5.3	$(21.7)	$5.3

Unrealized gains of $18.4 million recorded in accumulated other comprehensive loss, less taxes of $4.4 million, as of June 30, 2022, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of June 30, 2022, we had commodity swap agreements with a notional value of $23.4 million. The swaps mature monthly through June 2024. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was an asset of $0.2 million ($0.2 million of which was recorded in prepaid expenses and other current assets) and a liability of $3.1 million ($0.9 million of which was recorded in other non-current liabilities) at June 30, 2022, and an asset of $0.9 million ($0.9 million of which was recorded in prepaid expenses and other current assets) and a liability of $2.3 million ($0.8 million of which was recorded in other non-current liabilities) at December 31, 2021.

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was $24.4 million and $32.3 million, respectively, at June 30, 2022 and $10.2 million and $9.3 million, respectively, at December 31, 2021. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Condensed Consolidated Balance Sheets.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•
Cross Currency and Interest Rate Swap Agreements — valued using the USD Secured Overnight Financing Rate curves and quoted forward foreign exchange prices at the reporting date. The fair value of the assets were $23.9 million, at June 30, 2022 and the fair value of the assets were $7.4 million, at December 31, 2021.
•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at June 30, 2022 was $0.2 million and $29.2 million, respectively. The fair value of assets and liabilities at December 31, 2021 was $1.9 million and $7.0 million, respectively.
•
Commodity swap agreements — valued using quoted forward commodity prices at the reporting date. Fair value of the assets and liabilities at June 30, 2022 was $0.2 million and $3.1 million, respectively. The fair value of the assets and liabilities at December 31, 2021 was $0.9 million and $2.3 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended June 30, 2022 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3 — At June 30, 2022 we had a liability for $0.4 million, which represented contingent consideration that was recognized in connection with the Company’s Oxford Performance Materials, Inc. acquisition. This amount was estimated based on certain contractual stipulations which require payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the quarters and six months ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Consolidated Net Sales	$393.0	$320.3	$783.6	$630.6
Commercial Aerospace	227.6	153.7	446.5	301.3
Space & Defense	111.9	106.9	230.1	218.6
Industrial	53.5	59.7	107.0	110.7

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the six months ended June 30, 2022 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2021	$6.8	$23.7	$30.5
Net revenue billed	0.6	1.4	2.0
Balance at March 31, 2022	7.4	25.1	32.5
Net revenue billed	$0.2	$(2.6)	(2.4)
Balance at June 30, 2022	$7.6	$22.5	$30.1

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

Financial information for our operating segments for the quarters and six months ended June 30, 2022 and 2021 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended June 30, 2022
Net sales to external customers	$318.1	$74.9	$—	$393.0
Intersegment sales	18.5	1.0	(19.5)	—
Total sales	$336.6	$75.9	$(19.5)	$393.0
Other operating (income) expense	0.3	-	(19.4)	(19.1)
Operating income	47.2	9.1	7.5	63.8
Depreciation and amortization	28.1	3.5	0.1	31.7
Stock-based compensation	0.9	0.3	1.2	2.4
Accrual basis additions to capital expenditures	14.5	2.7	—	17.2

Quarter Ended June 30, 2021
Net sales to external customers	$240.9	$79.4	$—	$320.3
Intersegment sales	14.6	0.8	(15.4)	—
Total sales	$255.5	$80.2	$(15.4)	$320.3
Other operating (income) expense	2.8	0.2	0.1	3.1
Operating income	24.5	5.9	(14.2)	16.2
Depreciation and amortization	30.5	3.6	0.1	34.2
Stock-based compensation	0.8	0.1	3.4	4.3
Accrual basis additions to capital expenditures	3.4	0.4	—	3.8

Six Months Ended June 30, 2022
Net sales to external customers	$631.9	$151.7	$—	$783.6
Intersegment sales	35.0	1.3	(36.3)	—
Total sales	$666.9	$153.0	$(36.3)	$783.6
Other operating (income) expense	1.2	0.1	(19.4)	(18.1)
Operating income	89.8	19.7	(15.6)	93.9
Depreciation and amortization	56.7	7.1	0.1	63.9
Stock-based compensation	3.5	1.0	8.3	12.8
Accrual basis additions to capital expenditures	24.6	3.7	—	28.3

Six Months Ended June 30, 2021
Net sales to external customers	$478.1	$152.5	$—	$630.6
Intersegment sales	27.8	1.4	(29.2)	—
Total sales	$505.9	$153.9	$(29.2)	$630.6
Other operating (income) expense	15.5	(0.5)	0.2	15.2
Operating income	31.9	10.6	(36.5)	6.0
Depreciation and amortization	61.3	7.3	0.1	68.7
Stock-based compensation	1.4	0.3	11.6	13.3
Accrual basis additions to capital expenditures	7.0	0.8	—	7.8

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2021	$93.4	$174.1	$267.5
Amortization expense	(0.5)	(1.3)	(1.8)
Currency translation adjustments	(5.7)	(1.2)	(6.9)
Balance at June 30, 2022	$87.2	$171.6	$258.8

At June 30, 2022, the balance of goodwill and intangible assets was $186.5 million and $72.3 million, respectively.

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of June 30, 2022 and December 31, 2021 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2021	$(61.7)	$(3.1)	$(61.7)	$(126.5)
Other comprehensive income (loss) before reclassifications	6.9	(20.4)	(50.5)	(64.0)
Amounts reclassified from accumulated other comprehensive loss	0.8	(1.6)	—	(0.8)
Other comprehensive income (loss)	7.7	(22.0)	(50.5)	(64.8)
Balance at June 30, 2022	$(54.0)	$(25.1)	$(112.2)	$(191.3)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive income (loss) for the quarter and six months ended June 30, 2022, were as follows:

	Quarter Ended June 30, 2022		Six Months Ended June 30, 2022
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$0.6	$0.5	$1.1	$0.8

Derivative Products
Foreign currency forward exchange contracts	3.6	2.7	4.3	3.1
Commodity swaps	(0.3)	(0.2)	(1.1)	(0.8)
Interest rate swaps	2.5	1.9	(5.0)	(3.9)
Total Derivative Products	$5.8	$4.4	$(1.8)	$(1.6)

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, our aggregate environmental related accruals were $7.1 million and $2.1 million, respectively. These amounts are included in non-current liabilities with the exception of $0.1 million at December 31, 2021 which was included in accrued liabilities. As related to certain environmental matters the accrual was estimated at the low end of a range of possible outcomes since no amount within the range is a better estimate than any other amount.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the six months ended June 30, 2022, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2021	$2.5
Warranty expense	1.2
Deductions and other	(0.5)
Balance as of March 31, 2022	$3.2
Warranty expense	0.5
Deductions and other	(0.8)
Balance as of June 30, 2022	$2.9

Note 12 — Restructuring

We recognized restructuring charges of $0.3 million and $1.1 million for the quarter and six months ended June 30, 2022, respectively, primarily related to severance. Anticipated future cash payments as of June 30, 2022 were $2.8 million.

		Activity for the Quarter Ended June 30, 2022
	March 31,	Restructuring		Cash		June 30,
(In Millions)	2021	Charge	FX Impact	Paid	Non-Cash	2022
Employee termination	$3.8	$0.3	$(0.1)	$(1.2)	$—	$2.8
Impairment and other	—	—	—	—	—	—
Total	$3.8	$0.3	$(0.1)	$(1.2)	$—	$2.8

		Activity for the Six Months Ended June 30, 2022
	December 31,	Restructuring		Cash		June 30,
(In Millions)	2021	Charge	FX Impact	Paid	Non-Cash	2022
Employee termination	$9.0	$1.0	$(0.3)	$(6.9)	$—	$2.8
Impairment and other	—	0.1	—	(0.1)	—	—
Total	$9.0	$1.1	$(0.3)	$(7.0)	$—	$2.8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop, manufacture, and market lightweight, high-performance structural materials, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, adhesives, radio frequency/electromagnetic interference (“RF/EMI”) and microwave absorbing materials, engineered honeycomb and composite structures, for use in Commercial Aerospace, Space & Defense, and Industrial markets. We propel the future of flight, energy generation, transportation, and recreation through excellence in providing innovative high-performance material solutions that are lighter, stronger and tougher, helping to create a better world for us all.

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

The Commercial Aerospace market began to see signs of recovery from the economic impacts of the COVID-19 pandemic in the second half of 2021 which has continued into the second quarter of 2022 with further growth in air travel and customer inventory destocking now largely completed. Despite these improvements, global logistics, supply chains and inflationary pressures still remain a challenge. COVID-19 has had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our margins, even after the preventative and precautionary measures that we, other businesses, and governments are taking.

We are also continuing to monitor developments in the ongoing conflict between Russia and Ukraine including the related export controls and resulting sanctions imposed on Russia by the U.S. and other countries. Although we do not presently foresee direct material adverse effects upon our business, the global implications of the Russian/Ukraine conflict are difficult to predict at this time. Factors such as increased inflation, escalating energy costs, constrained raw material availability, and thus increasing costs, and embargos on flights from Russian airlines could impact the global economy and the aerospace industry in particular.

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2022	2021	% Change	2022	2021	% Change
Net sales	$393.0	$320.3	22.7%	$783.6	$630.6	24.3%
Net sales change in constant currency			25.9%			26.7%
Operating income	$63.8	$16.2	293.8%	$93.9	$6.0	1,465.0%
As a percentage of net sales	16.2%	5.1%		12.0%	1.0%
Net income (loss)	44.7	2.2	1,931.8%	62.5	(11.8)	629.7%
Diluted net income (loss) per common share	$0.53	$0.03	1,666.7%	$0.74	$(0.14)	628.6%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended June 30, 2022 and 2021:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021	% Change	2022	2021	% Change
Consolidated Net Sales	$393.0	$320.3	22.7%	$783.6	$630.6	24.3%
Commercial Aerospace	227.6	153.7	48.1%	446.5	301.3	48.2%
Space & Defense	111.9	106.9	4.7%	230.1	218.6	5.3%
Industrial	53.5	59.7	(10.4)%	107.0	110.7	(3.3)%

Composite Materials	$318.1	$240.9	32.0%	$631.9	$478.1	32.2%
Commercial Aerospace	192.0	116.4	64.9%	376.8	228.9	64.6%
Space & Defense	73.9	66.0	12.0%	150.5	140.8	6.9%
Industrial	52.2	58.5	(10.8)%	104.6	108.4	(3.5)%

Engineered Products	$74.9	$79.4	(5.7)%	$151.7	$152.5	(0.5)%
Commercial Aerospace	35.6	37.3	(4.6)%	69.7	72.4	(3.7)%
Space & Defense	38.0	40.9	(7.1)%	79.6	77.8	2.3%
Industrial	1.3	1.2	8.3%	2.4	2.3	4.3%

Sales by Segment

Composite Materials: Net sales of $318.1 million in the second quarter of 2022 increased by $77.2 million or 32.0% from the prior year quarter. Commercial Aerospace sales increased $75.6 million or 64.9% in the second quarter of 2022 as compared to the prior year quarter primarily due to stronger narrowbody and A350 sales as well as business jet growth. Net sales of $631.9 million for the first six months of 2022 increased 32.2% compared to the same period last year.

Engineered Products: For the second quarter of 2022, net sales of $74.9 million decreased $4.5 million or 5.7% as compared to the prior year quarter. The decrease was primarily driven by slightly lower Space & Defense sales which were down $2.9 million or 7.1% in the second quarter of 2022 as compared to the same period in 2021. Net sales of $151.7 million for the first six months of 2022 were relatively flat compared to the same period last year.

Sales by Market

Commercial Aerospace sales of $227.6 million increased $73.9 million or 48.1% (49.5% in constant currency) for the second quarter of 2022 compared to the second quarter of 2021 led by growth in the A350 and A320neo programs as well as the 737 MAX program. Other Commercial Aerospace, which includes business jets and regional aircraft, increased 75.4% for the second quarter of 2022 compared to the second quarter of 2021. Sales were significantly lower in the prior year period for most programs as channel destocking was still occurring. Sales of $446.5 million for the first six months of 2022, increased 48.2% (49.3% in constant currency) compared to the first six months of 2021 due to stronger narrowbody and A350 sales whereas sales in the prior year period were impacted by channel destocking. Sales of Other Commercial Aerospace, which includes business jets and regional aircraft, increased 72.9% for the first six months of 2022 compared to the same period in 2021.

Space & Defense sales of $111.9 million increased 4.7% (7.0% in constant currency) for the second quarter of 2022 compared to the second quarter of 2021 led by growth in Space, CH-53K heavy lift helicopters and a number of overseas programs. Sales of $230.1 million for the first six months of 2022 increased 5.3% (7.0% in constant currency) compared to the first six months of 2021 due to growth in Space and the CH-53K program.

.

Total Industrial sales in the second quarter of 2022 of $53.5 million decreased 10.4% (3.5% in constant currency) compared to the second quarter of 2021 as lower wind energy sales was only partially offset by growth in automotive, recreation and other industrial sales. Total Industrial sales of $107.0 million for the six months of 2022, decreased 3.3% (2.6% increase in constant currency) compared to the first six months of 2021 despite growth in automotive, recreation and other industrial markets which was not enough to offset the negative impact of lower wind energy sales.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021	% Change	2022	2021	% Change
Gross margin	$89.5	$61.9	44.6%	$176.2	$115.0	53.2%
Percentage of sales	22.8%	19.3%		22.5%	18.2%

Gross margin for the second quarter of 2022 was 22.8% compared to 19.3% in the second quarter of 2021 and was 22.5% and 18.2% for the first six months of 2022 and 2021, respectively. The improvements in the gross margin for both the second quarter and first six months of 2022 compared to the same periods last year was primarily due to the higher sales and greater capacity utilization which led to improved cost absorption.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021	% Change	2022	2021	% Change
SG&A expense	$33.5	$31.1	7.7%	$78.2	$70.7	10.6%
Percentage of sales	8.5%	9.7%		10.0%	11.2%

R&T expense	$11.3	$11.5	(1.7)%	$22.2	$23.1	(3.9)%
Percentage of sales	2.9%	3.6%		2.8%	3.7%

Selling, general and administrative expenses were higher for the second quarter of 2022 compared to the same period in 2021, although the current quarter expenses were lower as a percentage of sales. The increase in selling, general and administrative expenses for the current quarter was primarily driven by higher employee compensation reflecting the increase in global headcount. Research and technology expenses were relatively flat compared to the prior year quarter. Selling, general and administrative expenses were higher for the first six months of 2022 compared to the same period in 2021, although lower as a percentage of sales, due to higher employee compensation reflecting the increase in global headcount. Research and technology expenses for the first six months of 2022 were slightly lower compared to the prior year due to lower depreciation expense.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021	% Change	2022	2021	% Change
Consolidated operating income	$63.8	$16.2	293.8%	$93.9	$6.0	1,465.0%
Operating margin	16.2%	5.1%		12.0%	1.0%
Composite Materials	47.2	24.5	92.7%	89.8	31.9	181.5%
Operating margin	14.0%	9.6%		13.5%	6.3%
Engineered Products	9.1	5.9	54.2%	19.7	10.6	85.8%
Operating margin	12.0%	7.4%		12.9%	6.9%
Corporate & Other	7.5	(14.2)	N/M	(15.6)	(36.5)	57.3%

Operating income for the second quarters of 2022 and 2021 was $63.8 million and $16.2 million, respectively. Operating income for the first six months of 2022 was $93.9 million compared to $6.0 million for the same period last year. The increase in operating income for both the second quarter and six months of 2022 over the same periods last year was primarily driven by higher sales and strong gross margins as well as the gain on the sale of our Dublin, California facility and lower restructuring costs.

Interest Expense, Net

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021	% Change	2022	2021	% Change
Interest expense, net	$8.9	$9.3	(4.3)%	$18.0	$19.6	(8.2)%

Interest expense for both the quarter and six months ended June 30, 2022 was lower compared to the prior year periods due to lower average debt levels, partially offset by higher interest rates.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Income tax expense (benefit)	$12.7	$4.0	$17.4	$(3.5)
Effective tax rate	22.9%	58.0%	22.8%	25.7%

The tax expense for the quarter ended June 30, 2022 was $12.7 million compared to $4.0 million for the second quarter of 2021. The quarter ended June, 2021 included a discrete tax charge of $2.7 million related to the remeasurement of the net deferred tax liability in a foreign tax jurisdiction as a result of an unfavorable tax rate change. Tax expense for the first six months ended June 30, 2022 was $17.4 million compared to a benefit of $3.5 million for the same period of 2021. The tax benefit for the six months ended June 30, 2021 included a discrete tax benefit related to a favorable U.S state tax law change in addition to the discrete tax charge previously mentioned.

Financial Condition

Liquidity: Cash on hand at June 30, 2022 was $99.2 million as compared to $127.7 million at December 31, 2021. As of June 30, 2022, total debt was $812.5 million as compared to $823.3 million at December 31, 2021.

In September 2020, we amended our Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period. On January 28, 2021, we entered into the Second Amendment, which further amended the Facility agreement to provide that, from January 28, 2021 through and including March 31, 2022, we would not be subject to a maximum leverage ratio covenant but instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Effective April 1, 2022, the original terms and conditions to the Facility agreement were reinstated except the borrowing capacity which will remain at $750 million. As a result, share repurchases restrictions that had been in effect per the Second Amendment expired on March 31, 2022. The remaining authorization under the share repurchase program at June 30, 2022 was $217 million.

As of June 30, 2022, total borrowings under the Facility were $114 million, which approximated fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of June 30, 2022, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $636 million. The weighted average interest rate for the Facility was 4.2% for the six months ended June 30, 2022.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of June 30, 2022, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2024 when the Facility expires.

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

On July 25, 2022, our Board of Directors declared a quarterly dividend of $0.10 per share payable to stockholders of record as of August 5, 2022, with a payment date of August 12, 2022.

Operating Activities: Net cash provided by operating activities for the first six months of 2022 was $18.3 million compared to $38.9 million for the same period last year. Working capital was a cash use of $95.1 million for the first six months of 2022 compared to a use of $19.6 million in the same period in 2021 primarily driven by higher inventory and accounts receivable to support higher sales.

Investing Activities: Net cash used for investing activities was $16.2 million and $9.2 million in the first six months of 2022 and 2021, respectively. The first six months of 2022 included net proceeds of approximately $21.2 million from the sale of our Dublin, California facility. Capital expenditures for the first six months of 2022 were $37.9 million compared to $9.2 million in the same period in 2021. The increase in capital expenditures is primarily driven by two ongoing construction projects for the previously announced construction of a research and technology innovation center in Salt Lake City, Utah. and the expansion of Hexcel’s facility in Morocco.

Financing Activities: Net cash used for financing activities was $26.6 million for first six months of 2022 compared to $16.6 million in the same period in 2021. Borrowings under the Facility during the first six months of 2022 was $35.0 million, while repayments were $46.0 million compared to $21.0 million in the prior year. In the first quarter of 2022, we reinstated our quarterly dividend payment, which had previously been suspended as of early 2020. $16.8 million in dividend payments were made to shareholders during the first six months of 2022.

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

	Operating Income
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
GAAP operating income	$63.8	$16.2	$93.9	$6.0
Other operating (income) expense (a)	(19.1)	3.1	(18.1)	15.2
Adjusted operating income (non-GAAP)	$44.7	$19.3	$75.8	$21.2

	Quarter Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net (Loss) Income	Diluted Net (Loss) Income Per Share
GAAP net income (loss)	$44.7	$0.53	$2.2	$0.03	$62.5	$0.74	$(11.8)	$(0.14)
Other operating (income) expense, net of tax (a)	(16.3)	(0.20)	2.2	0.02	(15.5)	(0.19)	11.0	0.13
Other income	$(0.3)				$(0.3)
Tax benefit (b)	—	-	2.7	0.03	—	—	(0.5)	(0.01)
Adjusted net income (loss) (non-GAAP)	$28.1	$0.33	$7.1	$0.08	$46.7	$0.55	$(1.3)	$(0.02)

(a)
The quarter and six months ended June 30, 2022 included the net gain of $19.4 million from the sale of our Dublin, California facility partially offset by restructuring costs primarily related to severance. The quarter and six months ended June 30, 2021 included restructuring costs primarily related to severance as well as a benefit related to the reduction of a contingent liability.
(b)
The quarter ended June 30, 2021 included a discrete tax charge of $2.7 million related to the remeasurement of the net deferred tax liability in a foreign jurisdiction as a result of a change in tax rate and the six months ended June 30, 2021 also included a discrete tax benefit from the revaluation of deferred tax liabilities related to a favorable U.S. state tax law change.

	Six Months Ended June 30,
(In millions)	2022	2021
Net cash used for operating activities	$18.3	$38.9
Less: Capital expenditures	(37.9)	(9.2)
Free cash flow (non-GAAP)	$(19.6)	$29.7

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2022, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEMS 2, 3, 4, and 5 are not applicable, and therefore have been omitted.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*

Form of Performance Based Award Agreement for Executive Officers (2022) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.2*

Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2022) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.3*	Hexcel Corporation Director Compensation Program
10.4*	Separation Agreement for Robert G. Hennemuth
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

July 25, 2022	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer