Form 10-Q
period 2022-09-30
HEXCEL CORP /DE/
filed 2022-10-24
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2022
COMMON STOCK	84,171,313

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In millions)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$90.9	$127.7
Accounts receivable, net	202.7	160.3
Inventories, net	303.1	245.7
Contract assets	32.9	30.5
Prepaid expenses and other current assets	43.0	39.5
Assets held for sale	12.6	12.6
Total current assets	685.2	616.3

Property, plant and equipment	3,004.6	3,110.0
Less accumulated depreciation	(1,375.3)	(1,363.9)
Net property, plant and equipment	1,629.3	1,746.1

Goodwill and other intangible assets, net	253.1	267.5
Investments in affiliated companies	47.0	44.6
Other assets	161.1	144.9
Total assets	$2,775.7	$2,819.4

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.3	$0.9
Accounts payable	113.2	113.2
Accrued compensation and benefits	69.4	54.4
Financial instruments	39.9	5.7
Accrued liabilities	60.9	73.4
Total current liabilities	283.7	247.6

Long-term debt	797.0	822.4
Retirement obligations	47.4	52.6
Deferred income taxes	121.2	140.0
Other non-current liabilities	81.4	71.3
Total liabilities	1,330.7	1,333.9
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 110.3 shares and 110.1 shares issued at September 30, 2022 and December 31, 2021, respectively	1.1	1.1
Additional paid-in capital	898.9	878.6
Retained earnings	2,076.4	2,012.5
Accumulated other comprehensive loss	(249.1)	(126.5)
	2,727.3	2,765.7
Less – Treasury stock, at cost, 26.2 shares at September 30, 2022 and 26.1 shares at December 31, 2021	(1,282.3)	(1,280.2)
Total stockholders' equity	1,445.0	1,485.5
Total liabilities and stockholders' equity	$2,775.7	$2,819.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Net sales	$364.7	$333.8	$1,148.3	$964.4
Cost of sales	282.9	267.8	890.3	783.4
Gross margin	81.8	66.0	258.0	181.0
Selling, general and administrative expenses	29.0	32.0	107.2	102.7
Research and technology expenses	11.6	10.4	33.8	33.5
Other operating expense (income)	0.4	0.8	(17.7)	16.0
Operating income	40.8	22.8	134.7	28.8
Interest expense, net	9.0	9.5	27.0	29.1
Other income	-	-	(0.3)	-
Income (loss) before income taxes, and equity in earnings from affiliated companies	31.8	13.3	108.0	(0.3)
Income tax expense	6.8	5.1	24.2	1.6
Income (loss) before equity in earnings from affiliated companies	25.0	8.2	83.8	(1.9)
Equity in earnings (losses) from affiliated companies	1.8	0.8	5.5	(0.9)
Net income (loss)	$26.8	$9.0	$89.3	$(2.8)
Basic net income (loss) per common share	$0.32	$0.11	$1.06	$(0.03)
Diluted net income (loss) per common share	$0.31	$0.11	$1.05	$(0.03)
Weighted-average common shares:
Basic	84.4	84.1	84.4	84.1
Diluted	85.1	84.7	85.0	84.1

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$26.8	$9.0	$89.3	$(2.8)
Currency translation adjustments	(38.2)	(14.5)	(88.7)	(22.3)
Net unrealized pension and other benefit actuarial gains (losses) and prior service credits (net of tax)	4.7	1.0	12.4	(0.9)
Net unrealized losses on financial instruments (net of tax)	(24.3)	(7.1)	(46.3)	(11.0)
Total other comprehensive loss	(57.8)	(20.6)	(122.6)	(34.2)
Comprehensive loss	$(31.0)	$(11.6)	$(33.3)	$(37.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income (loss)	$89.3	$(2.8)
Reconciliation to net cash used by operating activities:
Depreciation and amortization	94.9	102.4
Amortization related to financing	0.6	2.7
Deferred income taxes	(8.5)	(3.2)
Equity in (earnings) losses from affiliated companies	(5.5)	0.9
Stock-based compensation	15.2	16.2
Merger and restructuring expenses, net of payments	(6.1)	(4.4)
Gain on sale of asset	(19.4)	-
Gain on sale of investment	(0.3)	-
Changes in assets and liabilities:
Increase in accounts receivable	(53.1)	(55.6)
Increase in inventories	(82.0)	(37.3)
(Increase) decrease in prepaid expenses and other current assets	(11.6)	3.6
Increase in accounts payable/accrued liabilities	31.7	43.3
Other – net	11.2	(1.6)
Net cash provided by operating activities	56.4	64.2

Cash flows from investing activities
Capital expenditures	(58.3)	(15.0)
Proceeds from sale of asset	21.2	-
Proceeds from sale of investments	0.5	-
Net cash used for investing activities	(36.6)	(15.0)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2024	35.0	-
Repayment of senior unsecured credit facility - 2024	(61.0)	(49.0)
Repayment of finance lease obligation and other debt, net	(0.4)	(0.7)
Dividends paid	(25.3)	-
Activity under stock plans	3.1	4.9
Net cash used for financing activities	(48.6)	(44.8)
Effect of exchange rate changes on cash and cash equivalents	(8.0)	(1.9)
Net (decrease) increase in cash and cash equivalents	(36.8)	2.5
Cash and cash equivalents at beginning of period	127.7	103.3
Cash and cash equivalents at end of period	$90.9	$105.8
Supplemental data:
Accrual basis additions to plant, property and equipment	$49.1	$14.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarter and Nine Months ended September 30, 2022, and September 30, 2021

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2020	$1.1	$849.7	$1,996.4	$(59.6)	$(1,277.4)	$1,510.2
Net loss	—	—	(14.0)	—	—	(14.0)
Change in other comprehensive loss– net of tax	—	—	—	(19.1)	—	(19.1)
Stock based compensation	—	11.8	—	—	(2.0)	9.8
Balance, March 31, 2021	$1.1	$861.5	$1,982.4	$(78.7)	$(1,279.4)	$1,486.9
Net income	—	—	2.2	—	—	2.2
Change in other comprehensive income – net of tax	—	—	—	5.5	—	5.5
Stock based compensation	—	8.2	—	—	—	8.2
Balance, June 30, 2021	$1.1	$869.7	$1,984.6	$(73.2)	$(1,279.4)	$1,502.8
Net income	—	—	9.0	—	—	9.0
Change in other comprehensive loss– net of tax	—	—	—	(20.6)	—	(20.6)
Stock based compensation	—	3.7	—	—	(0.6)	3.1
Balance, September 30, 2021	$1.1	$873.4	$1,993.6	$(93.8)	$(1,280.0)	$1,494.3

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2021	$1.1	$878.6	$2,012.5	$(126.5)	$(1,280.2)	$1,485.5
Net income	—	—	17.8	—	—	17.8
Dividends on common stock ($0.10 per share)	—	—	(8.5)	—	—	(8.5)
Change in other comprehensive loss – net of tax	—	—	—	(17.6)	—	(17.6)
Stock based compensation	—	11.3	—	—	(1.4)	9.9
Balance, March 31, 2022	$1.1	$889.9	$2,021.8	$(144.1)	$(1,281.6)	$1,487.1
Net income	—	—	44.7	—	—	44.7
Dividends on common stock ($0.10 per share)	—	—	(8.5)	—	—	(8.5)
Change in other comprehensive loss – net of tax	—	—	—	(47.2)	—	(47.2)
Stock based compensation	—	4.2	—	—	—	4.2
Balance, June 30, 2022	$1.1	$894.1	$2,058.0	$(191.3)	$(1,281.6)	$1,480.3
Net income	—	—	26.8	—	—	26.8
Dividends on common stock ($0.10 per share)			(8.4)			(8.4)
Change in other comprehensive loss– net of tax	—	—	—	(57.8)	—	(57.8)
Stock based compensation	—	4.8	—	—	(0.7)	4.1
Balance, September 30, 2022	$1.1	$898.9	$2,076.4	$(249.1)	$(1,282.3)	$1,445.0

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, comprehensive loss, results of operations, cash flows and statement of stockholders’ equity for the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the audited 2021 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K.

Investments in Affiliated Companies

We have a 50% equity investment in Aerospace Composites Malaysia Sdn. Bhd. This investment is accounted for using the equity method of accounting.

Assets Held for Sale

In November 2020 we closed our wind energy prepreg production facility in Windsor, Colorado and as a result, certain plant assets to be sold with a carrying value of approximately $12.6 million have been recorded in “Assets held for sale” in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. The sale of these assets is expected to occur during 2022.

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

Recently Enacted Government Legislation

On August 16, 2022, the U.S. enacted the Inflation Reduction Act (the "IRA") of 2022. The IRA contains a number of tax provisions including a new corporate alternative minimum tax, an excise tax on stock buybacks, and incentives for energy and climate initiatives. These provisions are effective for taxable years beginning after December 31, 2022. Currently, we do not qualify for the corporate alternative minimum tax. The impact of the excise tax will be dependent on the extent of share repurchases made in future periods. We are assessing the applicability and impact to Hexcel of incentives for energy and climate initiatives.

Note 2 — Net Income (Loss) Per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Basic net income (loss) per common share:
Net income (loss)	$26.8	$9.0	$89.3	$(2.8)
Weighted average common shares outstanding	84.4	84.1	84.4	84.1

Basic net income (loss) per common share	$0.32	$0.11	$1.06	$(0.03)

Diluted net income (loss) per common share:
Net income (loss)	$26.8	$9.0	89.3	(2.8)

Weighted average common shares outstanding — Basic	84.4	84.1	84.4	84.1
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.3	0.4	-
Stock options	0.3	0.3	0.2	-
Weighted average common shares outstanding — Dilutive	85.1	84.7	85.0	84.1

Diluted net income (loss) per common share	$0.31	$0.11	$1.05	$(0.03)

Total common stock equivalents of 0.6 million and 0.6 million were excluded from the computation of diluted net income per share for the quarter ended September 30, 2022 and 2021, respectively, because to do so would have been anti-dilutive. Total common stock equivalents of 0.7 million and 1.1 million were excluded from the computation of diluted net income (loss) per share for the nine months ended September 30, 2022 and 2021, respectively, because to do so would have been anti-dilutive.

Note 3 — Inventories

(In millions)	September 30, 2022	December 31, 2021
Raw materials	$151.8	$113.7
Work in progress	40.4	41.0
Finished goods	110.9	91.0
Total Inventory	$303.1	$245.7

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.2	$0.9	$0.8
Interest cost	0.1	-	0.3	0.2
Net amortization	0.3	0.3	0.7	0.5
Net periodic benefit cost	$0.7	$0.5	$1.9	$1.5

(In millions)	September 30, 2022	December 31, 2021
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$3.5	$2.7
Other non-current liabilities	21.1	21.3
Total accrued benefit	$24.6	$24.0

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
European Defined Benefit Retirement Plans
Service cost	$0.1	$0.2	$0.5	$0.7
Interest cost	0.6	0.5	1.7	1.6
Expected return on plan assets	(0.6)	(0.8)	(1.7)	(2.6)
Net amortization	0.6	0.3	1.8	0.8
Net periodic benefit cost	$0.7	$0.2	$2.3	$0.5

(In millions)	September 30, 2022	December 31, 2021
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$6.1	$6.9

Accrued liabilities	0.9	0.2
Other non-current liabilities	15.2	15.8
Total accrued benefit	$16.0	$16.0

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the quarters ended September 30, 2022 and 2021, amounts unrelated to service costs were a charge of $1.0 million and $0.3 million, respectively. For the nine months ended September 30, 2022 and 2021, amounts unrelated to service costs were a charge of $2.9 million and $0.6 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. We contributed approximately $0.5 million in the first nine months of 2022 to cover unfunded benefits. We expect to contribute a total of $3.2 million in 2022 to cover unfunded benefits.

We contributed $0.3 million to our European defined benefit retirement plans during the nine months ended September 30, 2022. We plan to contribute approximately $0.5 million during 2022 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.3 million and $0.2 million of net amortization gain deferral for the quarters ended September 30, 2022 and 2021, respectively and $0.8 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the nine months ended September 30, 2022 and 2021 were immaterial.

(In millions)	September 30, 2022	December 31, 2021
Amounts recognized on the balance sheet:
Accrued liabilities	$0.3	$0.3
Other non-current liabilities	1.5	1.5
Total accrued benefit	$1.8	$1.8

Amounts contributed in connection with our postretirement plans were immaterial for the nine months ended September 30, 2022. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.3 million in 2022 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	September 30, 2022	December 31, 2021
Current portion of finance lease	$0.3	$0.9
Current portion of debt	0.3	0.9
Senior unsecured credit facility	99.0	125.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(1.0)	(1.2)
Senior notes --- deferred financing costs	(2.4)	(2.9)
Non-current portion of finance lease and other debt	1.4	1.5
Long-term debt	797.0	822.4
Total debt	$797.3	$823.3

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

In September 2020, we amended the Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period. On January 28, 2021, we further amended the Facility agreement (the “Second Amendment”) to provide that, from January 28, 2021 through and including March 31, 2022, we would not be subject to a maximum leverage ratio covenant but instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Additionally, during such period, the Company was subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees would be increased; the incremental facility would not be available; and if the Company’s public debt rating was downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we would be required to grant liens on certain of our assets, which liens would be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s. The Company’s public debt rating as of September 30, 2022 is BB+/Baa3. In addition, the Second Amendment provided that the Company would not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021 and revolving commitments under the Facility were reduced from $1 billion to $750 million. As of September 30, 2022, we were in compliance with all debt covenants. As of April 1, 2022, the original terms and conditions to the Facility agreement were reinstated except that the amount of the lender's commitment remained at $750 million. Share repurchases restrictions that had been in effect per the Second Amendment expired on March 31, 2022.

As of September 30, 2022, total borrowings under the Facility were $99 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of September 30, 2022, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $651 million. The weighted average interest rate for the Facility was 4.4% for the nine months ended September 30, 2022.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for the nine months ended September 30, 2022 was 4.11% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $391.1 million at September 30, 2022.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%. The effective interest rate for the nine months ended September 30, 2022 was 5.07%. Based on quoted prices, the fair value of the senior unsecured notes due in 2025 was $277.3 million at September 30, 2022.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

At September 30, 2022 and December 31, 2021, we had no interest rate swap agreements outstanding.

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

Cross Currency and Interest Rate Swap Agreements

In November 2020, we entered into a cross currency and interest rate swap, which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million plus fixed rate interest of 1.115%. The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million. The carrying value of the derivative at September 30, 2022 is a current asset of $12.0 million and a long-term asset of $27.6 million. The carrying value of the derivative at December 31, 2021 was a current asset of $4.0 million and a long-term asset of $3.4 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through December 2024. The aggregate notional amount of these contracts was $475.2 million and $316.4 million at September 30, 2022 and December 31, 2021, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, losses of $31.9 million and $60.3 million were recorded in other comprehensive (loss) income for the quarter and nine months ended September 30, 2022, respectively, and losses of $6.2 million and $10.2 million were recorded for the quarter and nine months ended September 30, 2021, respectively. We classified the $54.7 million carrying amount of these contracts as liabilities ($22.2 million of which is recorded in non-current liabilities) on the Condensed Consolidated Balance Sheets at September 30, 2022, and $1.9 million of the carrying amount of these contracts was classified in assets ($1.7 million of which was recorded in prepaid expenses and other current assets) and $6.8 million as liabilities (less than $3.9 million of which is in other non-current liabilities) at December 31, 2021. We recognized losses of $6.2 million and $10.5 million in gross margin during the quarter and nine months ended September 30, 2022, respectively, and gains of $1.5 million and $4.8 million for the quarter and nine months ended September 30, 2021, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarter and nine months ended September 30, 2022, we recognized net foreign exchange losses of $1.0 million and $2.0 million, respectively, in the Condensed Consolidated Statements of Operations. During the quarter and nine months ended September 30, 2021, we recognized net foreign exchange losses of $0.3 million and $1.1 million, respectively. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was $0.1 million classified in current assets at September 30, 2022, and $0.2 million classified in current liabilities on our Condensed Consolidated Balance Sheet at December 31, 2021.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive (loss) income for the quarters and nine months ended September 30, 2022 and September 30, 2021 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Unrealized (losses) gains at beginning of period, net of tax	$(21.7)	$5.3	$(3.5)	$10.6
Losses (gains) reclassified to net sales	4.8	(1.2)	7.9	(3.7)
Decrease in fair value	(24.7)	(4.8)	(46.0)	(7.6)
Unrealized losses at end of period, net of tax	$(41.6)	$(0.7)	$(41.6)	$(0.7)

Unrealized losses of $25.7 million recorded in accumulated other comprehensive loss, less taxes of $6.0 million, as of September 30, 2022, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of September 30, 2022, we had commodity swap agreements with a notional value of $25.9 million. The swaps mature monthly through August 2024. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements a liability of $9.3 million ($1.9 million of which was recorded in other non-current liabilities) at September 30, 2022, and an asset of $0.9 million ($0.9 million of which was recorded in prepaid expenses and other current assets) and a liability of $2.3 million ($0.8 million of which was recorded in other non-current liabilities) at December 31, 2021.

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was $39.7 million and $63.9 million, respectively, at September 30, 2022 and $10.2 million and $9.3 million, respectively, at December 31, 2021. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Condensed Consolidated Balance Sheets.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•
Cross Currency and Interest Rate Swap Agreements — valued using the USD Secured Overnight Financing Rate curves and quoted forward foreign exchange prices at the reporting date. The fair value of the assets was $39.6 million, at September 30, 2022 and the fair value of the assets was $7.4 million, at December 31, 2021.
•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at September 30, 2022 was $0.1 million and $54.7 million, respectively. The fair value of assets and liabilities at December 31, 2021 was $1.9 million and $7.0 million, respectively.
•
Commodity swap agreements — valued using quoted forward commodity prices at the reporting date. Fair value of the liabilities at September 30, 2022 was $9.3 million. The fair value of the assets and liabilities at December 31, 2021 was $0.9 million and $2.3 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended September 30, 2022 that would reduce the receivable amount owed, if any, to the Company.

Liabilities classified as Level 3 — At September 30, 2022 we had a liability for $0.4 million, which represented contingent consideration that was recognized in connection with the Company’s Oxford Performance Materials, Inc. acquisition. This amount was estimated based on certain contractual stipulations which require payments to be made to the seller in the future based upon the achievement of certain results. We used forecasted results which were discounted using an internally derived discount rate. Future amounts payable may differ from this estimate by the difference between the actual and forecasted results.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the quarters and nine months ended September 30, 2022 and 2021:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Consolidated Net Sales	$364.7	$333.8	$1,148.3	$964.4
Commercial Aerospace	209.1	167.2	655.6	468.5
Space & Defense	108.6	110.4	338.7	329.0
Industrial	47.0	56.2	154.0	166.9

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the nine months ended September 30, 2022 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2021	$6.8	$23.7	$30.5
Net revenue billed	0.6	1.4	2.0
Balance at March 31, 2022	$7.4	$25.1	$32.5
Net revenue billed	0.2	(2.6)	(2.4)
Balance at June 30, 2022	$7.6	$22.5	$30.1
Net revenue billed	1.0	1.8	2.8
Balance at September 30, 2022	$8.6	$24.3	$32.9

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

Financial information for our operating segments for the quarters and nine months ended September 30, 2022 and 2021 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended September 30, 2022
Net sales to external customers	$293.5	$71.2	$—	$364.7
Intersegment sales	15.4	0.7	(16.1)	—
Total sales	$308.9	$71.9	$(16.1)	$364.7
Other operating expense	0.4	-	—	0.4
Operating income	41.4	6.0	(6.6)	40.8
Depreciation and amortization	27.5	3.5	—	31.0
Stock-based compensation	1.0	0.3	1.1	2.4
Accrual basis additions to capital expenditures	17.9	2.8	0.1	20.8

Quarter Ended September 30, 2021
Net sales to external customers	$254.1	$79.7	$—	$333.8
Intersegment sales	15.0	0.4	(15.4)	—
Total sales	$269.1	$80.1	$(15.4)	$333.8
Other operating expense	0.8	-	-	0.8
Operating income (loss)	30.0	6.5	(13.7)	22.8
Depreciation and amortization	30.1	3.6	—	33.7
Stock-based compensation	0.7	0.1	2.1	2.9
Accrual basis additions to capital expenditures	3.7	2.8	—	6.5

Nine Months Ended September 30, 2022
Net sales to external customers	$925.4	$222.9	$—	$1,148.3
Intersegment sales	50.4	2.0	(52.4)	—
Total sales	$975.8	$224.9	$(52.4)	$1,148.3
Other operating (income) expense	1.6	0.1	(19.4)	(17.7)
Operating income (loss)	131.2	25.7	(22.2)	134.7
Depreciation and amortization	84.2	10.6	0.1	94.9
Stock-based compensation	4.5	1.3	9.4	15.2
Accrual basis additions to capital expenditures	42.5	6.5	0.1	49.1

Nine Months Ended September 30, 2021
Net sales to external customers	$732.2	$232.2	$—	$964.4
Intersegment sales	42.8	1.8	(44.6)	—
Total sales	$775.0	$234.0	$(44.6)	$964.4
Other operating (income) expense	16.3	(0.5)	0.2	16.0
Operating income (loss)	61.9	17.1	(50.2)	28.8
Depreciation and amortization	91.4	10.9	0.1	102.4
Stock-based compensation	2.1	0.4	13.7	16.2
Accrual basis additions to capital expenditures	10.7	3.6	—	14.3

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2021	$93.4	$174.1	$267.5
Amortization expense	(0.4)	(1.3)	(1.7)
Currency translation adjustments	(10.2)	(2.5)	(12.7)
Balance at September 30, 2022	$82.8	$170.3	$253.1

At September 30, 2022, the balance of goodwill and intangible assets was $183.4 million and $69.7 million, respectively.

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of September 30, 2022 and December 31, 2021 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2021	$(61.7)	$(3.1)	$(61.7)	$(126.5)
Other comprehensive income (loss) before reclassifications	11.1	(25.6)	(88.7)	(103.2)
Amounts reclassified from accumulated other comprehensive loss	1.3	(20.7)	—	(19.4)
Other comprehensive income (loss)	12.4	(46.3)	(88.7)	(122.6)
Balance at September 30, 2022	$(49.3)	$(49.4)	$(150.4)	$(249.1)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the quarter and nine months ended September 30, 2022, were as follows:

	Quarter Ended September 30, 2022		Nine Months Ended September 30, 2022
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$0.6	$0.5	$1.7	$1.3

Derivative Products
Foreign currency forward exchange contracts	6.2	4.8	10.5	7.9
Commodity swaps	0.9	0.7	(0.2)	(0.1)
Interest rate swaps	(31.9)	(24.6)	(36.9)	(28.5)
Total Derivative Products	$(24.8)	$(19.1)	$(26.6)	$(20.7)

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, our aggregate environmental related accruals were $0.9 million and $2.1 million, respectively. These amounts are included in non-current liabilities with the exception of $0.1 million at December 31, 2021 which was included in accrued liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the nine months ended September 30, 2022, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2021	$2.5
Warranty expense	1.2
Deductions and other	(0.5)
Balance as of March 31, 2022	$3.2
Warranty expense	0.5
Deductions and other	(0.8)
Balance as of June 30, 2022	$2.9
Warranty expense	(0.1)
Deductions and other	(0.3)
Balance as of September 30, 2022	$2.5

Note 12 — Restructuring

We recognized restructuring charges of $0.4 million and $1.5 million for the quarter and nine months ended September 30, 2022, respectively, primarily related to severance. Anticipated future cash payments as of September 30, 2022 were $2.6 million.

		Activity for the Quarter Ended September 30, 2022
	June 30,	Restructuring		Cash		September 30,
(In millions)	2022	Charge	FX Impact	Paid	Non-Cash	2022
Employee termination	$2.8	$0.4	$(0.1)	$(0.5)	$—	$2.6
Impairment and other	—	—	—	—	—	—
Total	$2.8	$0.4	$(0.1)	$(0.5)	$—	$2.6

		Activity for the Nine Months Ended September 30, 2022
	December 31,	Restructuring		Cash		September 30,
(In millions)	2021	Charge	FX Impact	Paid	Non-Cash	2022
Employee termination	$9.0	$1.4	$(0.4)	$(7.4)	$—	$2.6
Impairment and other	—	0.1	—	(0.1)	—	—
Total	$9.0	$1.5	$(0.4)	$(7.5)	$—	$2.6

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

The Commercial Aerospace market began to see signs of recovery from the economic impacts of the COVID-19 pandemic in the second half of 2021 which has continued into the third quarter of 2022 with further growth in air travel and an increase in aircraft build rates. Despite this recovery, global logistics, supply chains, and inflationary pressures still remain a challenge. These challenges have had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our financial results.

We are also continuing to monitor developments in the ongoing conflict between Russia and Ukraine including the related export controls and sanctions imposed on Russia by the U.S. and other countries. Although we are not experiencing direct material adverse effects upon our business, the global implications of the Russian/Ukraine conflict which include increased inflation, escalating energy costs, constrained raw material availability, and thus increasing costs, as well as embargos on flights from Russian airlines are impacting the global economy and the aerospace industry in particular.

Financial Overview

Results of Operations

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	% Change	2022	2021	% Change
Net sales	$364.7	$333.8	9.3%	$1,148.3	$964.4	19.1%
Net sales change in constant currency			12.2%			21.7%
Operating income	$40.8	$22.8	78.9%	$134.7	$28.8	367.7%
As a percentage of net sales	11.2%	6.8%		11.7%	3.0%
Net income (loss)	26.8	9.0	197.8%	89.3	(2.8)	3,289.3%
Diluted net income (loss) per common share	$0.31	$0.11	181.8%	$1.05	$(0.03)	3,600.0%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2022 and 2021:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021	% Change	2022	2021	% Change
Consolidated Net Sales	$364.7	$333.8	9.3%	$1,148.3	$964.4	19.1%
Commercial Aerospace	209.1	167.2	25.1%	655.6	468.5	39.9%
Space & Defense	108.6	110.4	(1.6)%	338.7	329.0	2.9%
Industrial	47.0	56.2	(16.4)%	154.0	166.9	(7.7)%

Composite Materials	$293.5	$254.1	15.5%	$925.4	$732.2	26.4%
Commercial Aerospace	177.2	125.6	41.1%	554.0	354.5	56.3%
Space & Defense	70.2	73.5	(4.5)%	220.7	214.3	3.0%
Industrial	46.1	55.0	(16.2)%	150.7	163.4	(7.8)%

Engineered Products	$71.2	$79.7	(10.7)%	$222.9	$232.2	(4.0)%
Commercial Aerospace	31.9	41.6	(23.3)%	101.6	114.0	(10.9)%
Space & Defense	38.4	36.9	4.1%	118.0	114.7	2.9%
Industrial	0.9	1.2	(25.0)%	3.3	3.5	(5.7)%

Sales by Segment

Composite Materials: Net sales of $293.5 million in the third quarter of 2022 increased by $39.4 million or 15.5% from the prior year quarter. Commercial Aerospace sales increased $51.6 million or 41.1% in the third quarter of 2022 as compared to the prior year quarter primarily due to stronger A350 and A320neo sales. Net sales of $925.4 million for the first nine months of 2022 increased by $193.2 million or 26.4% compared to the same period last year driven by continued strength in Commercial Aerospace sales.

Engineered Products: For the third quarter of 2022, net sales of $71.2 million decreased $8.5 million or 10.7% as compared to the prior year quarter. The decrease was primarily driven by lower Commercial Aerospace sales which were down $9.7 million or 23.3% in the third quarter of 2022 as compared to the same period in 2021. Net sales of $222.9 million for the first nine months of 2022 decreased $9.3 million or 4.0% lower compared to the same period last year due to lower Commercial Aerospace sales.

Sales by Market

Commercial Aerospace sales of $209.1 million increased $41.9 million or 25.1% (26.5% in constant currency) for the third quarter of 2022 compared to the third quarter of 2021 led by the Airbus A350 and A320neo programs. Other Commercial Aerospace, which includes business jets and regional aircraft, increased 69.5% for the third quarter of 2022 compared to the third quarter of 2021 led by growth in the Gulfstream and Dassault platforms. Sales of $655.6 million for the first nine months of 2022, increased 39.9% (41.1% in constant currency) compared to the first nine months of 2021 on higher narrowbody and Airbus A350 sales, partially offset by lower Boeing 787 sales. Sales of Other Commercial Aerospace, which includes business jets and regional aircraft, increased 71.8% for the first nine months of 2022 compared to the same period in 2021.

Space & Defense sales of $108.6 million decreased 1.6% (flat in constant currency) for the third quarter of 2022 compared to the third quarter of 2021 due to the impact of foreign exchange rates on European military and space sales. Sales of $338.7 million for the first nine months of 2022 increased 2.9% (4.7% in constant currency) compared to the first nine months of 2021 led by the CH-53K program, civil rotorcraft, and Space sales, including satellites, launchers and rocket motors.

Total Industrial sales in the third quarter of 2022 of $47.0 million decreased 16.4% (8.4% in constant currency) compared to the third quarter of 2021 as a result of lower wind energy sales. Total Industrial sales of $154.0 million for the nine months of 2022, decreased 7.7% (1.0% in constant currency) compared to the first nine months of 2021 as growth in automotive, recreation and other industrial markets was more than offset by lower wind energy sales.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021	% Change	2022	2021	% Change
Gross margin	$81.8	$66.0	23.9%	$258.0	$181.0	42.5%
Percentage of sales	22.4%	19.8%		22.5%	18.8%

Gross margin for the third quarter of 2022 was 22.4% compared to 19.8% in the third quarter of 2021 and was 22.5% and 18.8% for the first nine months of 2022 and 2021, respectively. The improvements in the gross margin for both the third quarter and first nine months of 2022 compared to the same periods last year was primarily due to the higher sales and greater capacity utilization which led to improved cost absorption.

Operating Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021	% Change	2022	2021	% Change
SG&A expense	$29.0	$32.0	(9.4)%	$107.2	$102.7	4.4%
Percentage of sales	8.0%	9.6%		9.3%	10.6%

R&T expense	$11.6	$10.4	11.5%	$33.8	$33.5	0.9%
Percentage of sales	3.2%	3.1%		2.9%	3.5%

Selling, general and administrative expenses were lower for the third quarter of 2022 by $3.0 million as compared to the same period in 2021 driven by lower employee-related costs. Research and technology expenses for the third quarter of 2022 were $1.2 million higher than the prior year quarter primarily due to increases in materials and supplies and travel. Selling, general and administrative expenses were higher for the first nine months of 2022 compared to the same period in 2021, although lower as a percentage of sales, primarily due to higher employee-related costs which reflect the increase in global headcount. Research and technology expenses for the first nine months of 2022 were relatively flat compared to the prior year.

Operating Income

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021	% Change	2022	2021	% Change
Consolidated operating income	$40.8	$22.8	78.9%	$134.7	$28.8	367.7%
Operating margin	11.2%	6.8%		11.7%	3.0%
Composite Materials	41.4	30.0	38.0%	131.2	61.9	112.0%
Operating margin	13.4%	11.1%		13.4%	8.0%
Engineered Products	6.0	6.5	(7.7)%	25.7	17.1	50.3%
Operating margin	8.3%	8.1%		11.4%	7.3%
Corporate & Other	(6.6)	(13.7)	N/M	(22.2)	(50.2)	55.8%

Operating income for the third quarters of 2022 and 2021 was $40.8 million and $22.8 million, respectively. Operating income for the first nine months of 2022 was $134.7 million compared to $28.8 million for the same period last year. The increase in operating income for the third quarter of 2022 over the same period last year was primarily driven by higher sales and strong gross margins. The increase in operating income for the first nine months of 2022 as compared to the same period in 2021 was also due to higher sales and strong gross margins as well as the gain on the sale of our Dublin, California facility and lower restructuring costs.

Interest Expense, Net

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021	% Change	2022	2021	% Change
Interest expense, net	$9.0	$9.5	(5.3)%	$27.0	$29.1	(7.2)%

Interest expense for both the quarter and nine months ended September 30, 2022 was lower compared to the prior year periods due to lower average debt levels, partially offset by higher interest rates.

Provision for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Income tax expense	$6.8	$5.1	$24.2	$1.6
Effective tax rate	21.4%	38.3%	22.4%	N/M

The tax expense for the quarter ended September 30, 2022 was $6.8 million compared to $5.1 million for the third quarter of 2021. The quarter ended September 30, 2022 included a discrete tax charge of $1.3 million resulting from the true-up of a deferred tax item. The quarter ended September 30, 2021 included a discrete tax charge of $1.3 million related to the remeasurement of the net state deferred tax liabilities. The tax expense for the first nine months ended September 30, 2022 was $24.2 million compared to $1.6 million for the same period of 2021. The tax expense for the nine months ended September 30, 2021 included a net discrete tax charge of $0.8 million resulting from the revaluation of U.S. and foreign deferred tax liabilities.

Financial Condition

Liquidity: Cash on hand at September 30, 2022 was $90.9 million as compared to $127.7 million at December 31, 2021. As of September 30, 2022, total debt was $797.3 million as compared to $823.3 million at December 31, 2021.

In September 2020, we amended our Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period. On January 28, 2021, we entered into the Second Amendment, which further amended the Facility agreement to provide that, from January 28, 2021 through and including March 31, 2022, we would not be subject to a maximum leverage ratio covenant but instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Effective April 1, 2022, the original terms and conditions to the Facility agreement were reinstated except the borrowing capacity which remained at $750 million. Share repurchases restrictions that had been in effect per the Second Amendment expired on March 31, 2022. The remaining authorization under the share repurchase program at September 30, 2022 was $217 million.

As of September 30, 2022, total borrowings under the Facility were $99 million, which approximated fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of September 30, 2022, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $651 million. The weighted average interest rate for the Facility was 4.4% for the nine months ended September 30, 2022.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of September 30, 2022, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2024 when the Facility expires.

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

On October 24, 2022, our Board of Directors declared a quarterly dividend of $0.10 per share payable to stockholders of record as of November 4, 2022, with a payment date of November 14, 2022.

Operating Activities: Net cash provided by operating activities for the first nine months of 2022 was $56.4 million compared to $64.2 million for the same period last year. Working capital was a cash use of $115.0 million for the first nine months of 2022 compared to a use of $46.0 million in the same period in 2021 primarily driven by higher inventory and accounts receivable to support higher sales.

Investing Activities: Net cash used for investing activities was $36.6 million and $15.0 million in the first nine months of 2022 and 2021, respectively. The first nine months of 2022 included net proceeds of approximately $21.2 million from the sale of our Dublin, California facility. Capital expenditures for the first nine months of 2022 were $58.3 million compared to $15.0 million in the same period in 2021. The increase in capital expenditures is primarily driven by two ongoing construction projects for the previously announced construction of a research and technology innovation center in Salt Lake City, Utah. and the expansion of Hexcel’s facility in Morocco.

Financing Activities: Net cash used for financing activities was $48.6 million for first nine months of 2022 compared to $44.8 million in the same period in 2021. Borrowings under the Facility during the first nine months of 2022 were $35.0 million, while repayments were $61.0 million compared to $49.0 million in the prior year. In the first quarter of 2022, we reinstated our quarterly dividend payment, which had previously been suspended as of early 2020. $25.3 million in dividend payments were made to shareholders during the first nine months of 2022.

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

	Operating Income
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
GAAP operating income	$40.8	$22.8	$134.7	$28.8
Other operating expense (income) (a)	0.4	0.8	(17.7)	16.0
Adjusted operating income (non-GAAP)	$41.2	$23.6	$117.0	$44.8

	Quarter Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net (Loss) Income	Diluted Net (Loss) Income Per Share
GAAP net income (loss)	$26.8	$0.31	$9.0	$0.11	$89.3	$1.05	$(2.8)	$(0.03)
Other operating expense (income), net of tax (a)	0.3	-	0.7	-	(15.2)	(0.19)	11.7	0.14
Other income	-	-	-	-	(0.3)	-	-	-
Tax expense (b)	1.3	0.02	1.3	0.02	1.3	0.02	0.8	-
Adjusted net income (non-GAAP)	$28.4	$0.33	$11.0	$0.13	$75.1	$0.88	$9.7	$0.11

(a)
The nine months ended September 30, 2022 included the net gain of $19.4 million from the sale of the Dublin, California facility and both the quarter and nine months ended September 30, 2022 included restructuring costs. The quarter and nine months ended September 30, 2021 included restructuring costs primarily related to severance and the nine months ended September 30, 2021 also included a benefit related to the reduction of a contingent liability.
(b)
The quarter and nine months ended September 30, 2022 included a discrete tax charge of $1.3 million resulting from the true-up of a deferred tax item. The quarter ended September 30, 2021 included a discrete tax charge of $1.3 million related to the remeasurement of net state deferred tax liabilities. The nine months ended September 30, 2021 included a net discrete tax charge of $0.8 million primarily resulting from the revaluation of U.S. and foreign deferred tax liabilities..

	Nine Months Ended September 30,
(In millions)	2022	2021
Net cash used for operating activities	$56.4	$64.2
Less: Capital expenditures	(58.3)	(15.0)
Free cash flow (non-GAAP)	$(1.9)	$49.2

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” "foresee" “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should," "seek," “target,” “would,” “will” and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain and are subject to changing assumptions.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2022, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.3*	Hexcel Corporation Director Compensation Program (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).
10.4*	Separation Agreement for Robert G. Hennemuth (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

October 24, 2022	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer