Form 10-K
period 2022-12-31
HEXCEL CORP /DE/
filed 2023-02-08
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $4,398,517,474 based on the reported last sale price of common stock on June 30, 2022, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2023
COMMON STOCK	84,284,844

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

Auditor Firm Id: Auditor Name: Auditor Location:

00042 Ernst & Young LLP Stamford, Connecticut

HEXCEL CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2022

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

We are a manufacturer of products within a single industry: Advanced Composites. We have two reportable segments: Composite Materials and Engineered Products. The Composite Materials segment is comprised of our carbon fiber, specialty reinforcements, resin systems, prepregs and other fiber-reinforced matrix materials, and honeycomb core product lines and pultruded profiles. The Engineered Products segment is comprised of lightweight high strength composite structures, radio frequency/electromagnetic interference (“RF/EMI”) and microwave absorbing materials, engineered core and specialty machined honeycomb products with added functionality and thermoplastic additive manufacturing.

In 2020 as the COVID-19 pandemic began, we saw the impacts of COVID-19 on our markets and operations, including significant decreases in air traffic, temporary shutdowns of our customers’ and suppliers’ facilities and decreased demand from our customers. Our operations, margins and results were adversely impacted by lower demand for our products due to substantial reductions in original equipment manufacturer build rates combined with a move to reduce inventory throughout our supply chain, particularly carbon fiber. The Commercial Aerospace market began to see signs of recovery from the economic impacts of the COVID-19 pandemic in the second half of 2021 which continued through 2022 with further growth in air travel and an increase in aircraft build rates. Despite this recovery, global logistics, supply chains, and inflationary pressures still remain a challenge. These challenges have had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our financial results.

We also continue to monitor developments in ongoing geopolitical issues including the Russia/Ukraine conflict. Although we are not experiencing direct material adverse effects upon our business, the global implications of the Russia/Ukraine conflict which include increased inflation, escalating energy costs, constrained raw material availability and transportation, and thus increasing costs, as well as restrictions on flights by Russian airlines are impacting the global economy and the aerospace industry in particular.

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2022.

Composite Materials

The Composite Materials segment manufactures and markets carbon fibers, fabrics, and specialty reinforcements, prepregs and other fiber-reinforced matrix materials, structural adhesives, honeycomb, molding compounds, tooling materials, polyurethane systems and laminates that are incorporated into many applications, including commercial and military aircraft, transportation (including automotive, marine and rail), wind turbine blades, recreational products, and other industrial applications.

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

Prepregs, Other Fiber-Reinforced Matrix Materials and Resins

•        Epoxy resin systems

•        Composite structures

•        Commercial and military aircraft

•        Aero-engines

•        Rotorcraft

•        Satellites and launchers

•        Wind turbine blades

•        Automotive, marine and rail

•        Skis, snowboards, bicycles and hockey sticks

	Structural Adhesives	• Bonding of metals, honeycomb and composite materials

	Honeycomb	• Composite structures and interiors • Impact and shock absorption systems • Rotorcraft blades • Acousti-Cap®

	Pultruded Profiles	• Tubes, rods, robotics and medical applications

Carbon Fibers: HexTow® carbon fibers are used in certain reinforcements and composite materials. Carbon fibers are also woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials (referred to as “prepregs”). Carbon fiber is also used in filament winding to produce finished composite components. Key product applications include structural components for commercial and military aircraft and rotorcraft, space launch vehicles, and certain other applications such as recreational and industrial equipment.

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

Prepregs: HexPly® prepregs are used in manufacturing composite laminates and monolithic structures. Prepregs are used in primary and secondary structural aerospace applications such as wing components, horizontal and vertical stabilizer components, fairings, radomes, engine fan blades and cases, engine nacelles as well as overhead storage bins and other interior components. They are also used in many of the industrial and recreational products noted above. Prepregs are manufactured by combining high-performance reinforcement fabrics or unidirectional fibers with a resin matrix to form a composite material that, when cured, has exceptional structural properties not present in either of the constituent materials individually. Prepregs are applied via hand layup, automatic tape layup and advanced fiber placement to produce finished composite components. Prepreg reinforcements include glass, carbon, aramid, quartz, ceramic and other specialty fibers. Resin matrices include bismaleimide, cyanate ester, epoxy, phenolic, polyimide and other specialty resins.

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

We produce honeycomb primarily from non-metallic materials though some honeycomb is produced from metallic materials. Non-metallic materials used in the manufacture of honeycomb include fiberglass, carbon fiber, thermoplastics, non-flammable aramid papers, aramid fiber and other specialty materials. Most metallic honeycomb is made from aluminum and is available in a selection of alloys, cell sizes and dimensions.

We sell honeycomb as standard blocks and in slices cut from a block. Aerospace is the largest market for honeycomb products.

Our HexWeb® Acousti-Cap® sound attenuating honeycomb used in aircraft engines and nacelles provides dramatic noise reduction during takeoff and landing without a structural weight penalty. Acousti-Cap® incorporates a non-metallic, permeable cap material that is embedded into honeycomb core. In addition, we produce honeycomb for our Engineered Products segment for use in manufacturing finished parts for airframe original equipment manufacturers.

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

The following tables identify the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS
Aernnova	CTRM Aero Composites	Northrop Grumman
Airbus	Daher	Pratt & Whitney (1)
Bell	Embraer	Safran
Blizzard	FACC	Sikorsky (2)
BMW	General Electric	Solvay
The Boeing Company	GKN	Spirit Aerosystems
Bombardier	Leonardo	Toray
CFAN	Lockheed Martin	Raytheon Technologies
Collins Aerospace (1)	Mubea	Vestas
COMAC	Nordam

(1) A Raytheon Technologies Company.

(2) A Lockheed Martin Company.

MAJOR MANUFACTURING FACILITIES
Casa Grande, Arizona	Neumarkt, Austria
Dagneux, France	Parla, Spain
Decatur, Alabama	Roussillon, France
Duxford, England	Salt Lake City, Utah
Illescas, Spain	Seguin, Texas
Leicester, England	Stade, Germany
Les Avenières, France	Vert-le-Petit, France

Net sales for the Composite Materials segment to third-party customers were $1,279.7 million in 2022, $1,019.4 million in 2021, and $1,185.9 million in 2020, which represented about 80% of our net sales each year. Net sales for composite materials are highly dependent upon the number of commercial aircraft produced as further discussed under the captions “Significant Customers”, “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Engineered Products

The Engineered Products segment manufactures and markets composite structures and precision machined honeycomb parts primarily for use in the aerospace industry. Composite structures are manufactured from a variety of composite and other materials, including prepregs, honeycomb, and structural adhesives, using such manufacturing processes as autoclave processing, multi-axis numerically controlled machining, heat forming, infusion or resin transfer molding and other composite manufacturing techniques. Composite structures include HexAM® 3D printed parts, which offer significant weight cost and time-to-market reductions compared to incumbent metal or traditional composite technologies. This segment also provides advanced interference control materials, structural composites, and services; dielectric absorber foams and honeycomb; magnetic absorbers; and thermoplastics for commercial and defense applications.

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

Net sales for the Engineered Products segment to third-party customers were $298.0 million in 2022, $305.3 million in 2021, and $316.5 million in 2020, which represented approximately 20% of our net sales each year.

The Engineered Products segment includes a 50% ownership interest in a Malaysian joint venture, Aerospace Composites Malaysia Sdn. Bhd. (“ACM”) with Boeing Worldwide Operations Limited. Hexcel historically purchased certain semi-finished composite components from the joint venture and performed inspection and additional assembly work prior to direct delivery to Boeing production lines. As part of Boeing's supply chain optimization, this assembly work was transferred overseas in stages in 2020 and 2021 to other parts of the Boeing supply chain, including ACM. Effective January 1, 2022, all of this work was transferred and Hexcel no longer purchases semi-finished components from ACM. Under the ACM joint venture structure, 50% of ACM net income continues to accrue to Hexcel.

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
Spirit Aerosystems
Raytheon Technologies

Significant Customers

Approximately 38%, 33% and 33% of our 2022, 2021 and 2020 net sales, respectively, were to Airbus and its subcontractors. Of the 38% of overall sales to Airbus and its subcontractors in 2022, 35% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications. Approximately 14%, 16% and 19% of our 2022, 2021 and 2020 net sales, respectively, were to Boeing and its subcontractors. Of the 14% of overall sales to Boeing and its subcontractors in 2022, 11% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications.

Markets

Our products are sold for a broad range of end-uses where durability, strength and weight are important factors to our customers. We sell to three different markets: Commercial Aerospace, Space & Defense and Industrial.

Commercial Aerospace

The Commercial Aerospace industry is our largest user of advanced composites. Commercial Aerospace represented 58% of our 2022 net sales. Approximately 79% of these revenues can be identified as sales to Airbus, Boeing, and their subcontractors for the production of commercial aircraft. Approximately 21% of these revenues were for business jets and regional and other commercial aircraft. The economic benefits to airlines from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced composites over traditional materials, have resulted in the aerospace industry becoming the leader in the adoption and use of these materials. While military aircraft and spacecraft have led the development and adoption of these materials, Commercial Aerospace has greater production volumes and has commercialized the use of these products. Accordingly, the demand for advanced composites structural material products is closely correlated to the demand for new commercial aircraft.

The use of advanced composites in Commercial Aerospace is primarily in the manufacture of new commercial aircraft and jet engines. These composite materials are designed to last the life of the aircraft and engine so as a result, the aftermarket for these products is minimal. The demand for new commercial aircraft is driven by two principal factors, the first of which is airline passenger traffic (the number of revenue passenger miles flown by the airlines) which affects the required size of airline fleets. Growth in passenger traffic requires growth in the size of the fleet of commercial aircraft operated by airlines worldwide.

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

As a result of the COVID-19 pandemic, aircraft manufacturers significantly reduced production rates during 2020 as demand for new aircraft decreased significantly. Select aircraft production rates began to increase in 2021 and 2022. The number of parked aircraft remains elevated compared to pre-COVID 19 levels but has decreased significantly since late 2020 and early 2021 as air travel returns. The remaining parked aircraft are generally older and less fuel-efficient.

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals and other materials. This follows the trend previously witnessed in military applications where composites now comprise the majority of the airframe of latest generation aircraft to enhance performance, range and payload, including the F-35 Lightning and the CH-53K heavy lift transport helicopter. Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950s, contained almost no composite materials. One of the first commercial aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and contains approximately 6% composite materials, primarily comprised of interior secondary composite structures. Boeing’s legacy 777 aircraft, which entered service in 1995, is approximately 11% composite including composite flaps/ailerons and landing gear doors. The Airbus A380, which was first delivered in 2007, has approximately 23% composite content by weight as the tail structure was built of composites. The Boeing 777X was redesigned with composite wings and a new composite-rich engine and is more than 30% composites. Boeing’s B787, which entered into service in 2011, has a content of more than 50% composite materials by weight including composite wings and fuselage. The Airbus A350 XWB (“A350”) which has a composite content of 53% by weight was first delivered in December 2014.

Engines and nacelles are also an attractive market for both Hexcel Composite Materials and Engineered Products, including composite fan blades, cowlings, and nacelles. Both Airbus and Boeing introduced new versions of their narrow body aircraft which utilize composite-rich engines and nacelles, but continue to incorporate metal wings and fuselages that were designed decades ago. Airbus’s A320neo had its first customer delivery in 2016 and Boeing’s B737 MAX entered into service in 2017. The LEAP engines and nacelles on both the A320neo and B737 MAX are composite-rich as is the GE9X engine on the Boeing 777X.

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

Airbus and Boeing combined backlog at December 31, 2022 was 12,669 aircraft, or a 3.7% increase compared to December 31, 2021. Airbus and Boeing increased production rates in 2022 for select aircraft platforms as air travel recovers and demand for latest-generation fuel efficient aircraft increases. As supply chains recover, disruptions with obtaining and training labor and constraints on receiving raw materials across the aerospace supply chain have tempered the near-term growth in aircraft production rates, leading to higher backlogs. The balance of our Commercial Aerospace sales is related to business jets and regional aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft, such as the composite wing on the large-cabin Falcon 10X business jet that Dassault announced in 2022.

Space & Defense

The Space & Defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites. The aggregate demand by Space & Defense customers is primarily a function of procurement of military aircraft that utilize advanced composites, primarily by the United States and certain Western European governments, including both commercial and military rotorcraft. We are qualified to supply materials to a broad range of military aircraft, commercial helicopter and space programs, including the Lockheed Martin F-35 (Lightning), Sikorsky CH-53K (King Stallion), Bell-Boeing V-22 (Osprey) tilt rotor aircraft, Sikorsky UH-60 Black Hawk and Airbus A400M military transport. The F-35, which is our largest program, represents less than 25% of revenues in this market. No other program accounts for more than 10% of our revenues in this market. The sales from these programs are dependent upon those that are funded and the extent of the funding. Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for both government funded and commercial launch vehicles, and satellite buss and solar arrays for military and commercial satellites.

Another growth generating trend for Hexcel is the further penetration of composites in rotorcraft blades, including both new and replacement blades. The UH-60 wide chord blade program and blades for the V-22 were the two largest blade programs in 2022. CH-53K is a future growth program, including the composite helicopter blades and new helicopter programs in development which use Hexcel composites in prototypes. The blades include Composite Materials products such as carbon fiber, prepregs, and honeycomb core to improve blade performance. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing for rotorcraft.

The Space & Defense market represented 29% of our 2022 net sales. While our Space & Defense market has been disrupted by the COVID-19 pandemic, the impact has been significantly less than the impact to our Commercial Aerospace market.

Industrial

The Industrial market represented 13% of our 2022 net sales. The revenue from this market includes automotive, a wide variety of recreational products, consumer electronics, marine, wind turbine blades and other industrial applications. A number of these applications represent emerging opportunities for our products. In developing new applications, we seek those opportunities where advanced composites technology offers significant benefits to the end user, often applications that demand high engineering performance. This includes carbon fiber and resin formulations that we produce as well as glass fiber we purchase from third parties that we then combine with our resin and weaving expertise. Within the Industrial market, wind energy has historically comprised the largest submarket with Vestas Wind Systems A/S (“Vestas”) as our primary customer. Demand in our wind energy sub-market continued to decline in 2022 due in part to the commoditization and outsourcing of blades with a change in technology from prepreg using glass fiber to infusion. We closed our wind blade prepreg facility in China during 2022. We continue to produce material for wind blades at our European facility. The Industrial market also includes sales to major end user sub-markets, in order of size based on our 2022 sales: general industrial applications (including those sold through distributors), transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications) and consumer electronics and recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks). Our participation in Industrial applications complements our commercial and military aerospace businesses, and in many instances, technology or products now used in aerospace were started in Industrial. We are committed to pursuing the utilization of advanced structural material technology and introducing new innovations to support our customers in response to changing market dynamics in Industrial markets where it can generate significant value and we can maintain a sustainable competitive advantage.

Further discussion of our markets, including certain risks, uncertainties, and other factors with respect to “forward-looking statements” about those markets, is contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward Looking Statements” and “Risk Factors.”

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

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”). The primary raw material for PAN is acrylonitrile. All of the PAN we produce is for internal carbon fiber production. We utilized between 65% and 70% by value of the carbon fiber we produced in 2022 and between 55% and 60% in 2021 with the remainder of our output sold to third-party customers. However, as one of the world’s largest consumers of high-performance carbon fiber, we also purchase significant quantities of carbon fiber from external sources for our own use. The sources of carbon fiber we can use in any product or application are generally dictated by customer qualifications or certifications. Otherwise, we select a carbon fiber based on performance, price, and availability.

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

We formulate a variety of resin systems that are tailored to specific applications and support the process for manufacturing composite parts. The type of epoxy and curative used in the resin systems vary depending on the application being considered, including the required service temperature, mechanical performance, and rate of cure. We continually focus on innovation that will help our customers reduce their cycle time and increase their production through-put, including lower curing temperatures, faster curing times, and enhancing the flow characteristics of the resin formulations, particularly for infusion manufacturing processes.

We purchase glass yarn for our aerospace and industrial markets from a number of suppliers in the United States, Europe and Asia. We also purchase aramid and high strength fibers which are produced by only a few companies, and during periods of high demand, can be in short supply. In addition, epoxy and other specialty resins, aramid paper and aluminum specialty foils are used in the manufacture of composite products. A number of these products have only one or two sources qualified for use, so an interruption in their supply could disrupt our ability to meet our customer requirements. When entering into multi-year contracts with aerospace customers, we attempt to get back-to-back commitments from key raw material suppliers. While we are not dependent on any one supplier for the majority of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. During 2021 and into 2022, as a result of the challenges created by global transportation issues, the COVID-19 pandemic and market volatility, we experienced supply disruptions and cost increases and anticipate that supply disruptions and material shortages, as well as cost increases, may continue. We continue to work with our key suppliers who have been impacted by these supply disruptions to ensure that we are able to meet our customer commitments. While we have not experienced materially significant issues in the purchase of key raw materials, we continue to monitor the availability (including transportation) and price of raw materials on a regular basis, as well as any potential impact on our operations.

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

We recently completed the construction of our newest and largest Center of R&T excellence in Salt Lake City, Utah. This Center will support next-generation composite technology development across our business including applications for the Commercial Aerospace, Space & Defense and Industrial markets. The 100,000 square foot facility is adjacent to our existing carbon fiber and prepreg manufacturing operations in Salt Lake City.

Our products rely primarily on our expertise in materials science, textiles, process engineering and polymer chemistry. Consistent with market demand, we have been placing more emphasis on higher performing products and cost-effective production processes while seeking continually to improve the consistency of our products and our capital efficiency. Towards this end, we have entered into formal and informal alliances, as well as licensing and teaming arrangements, with several customers, suppliers, external agencies, universities and laboratories. We believe that we possess unique capabilities to design, develop, manufacture, and qualify composite materials and structures, including trade secrets and extensive internal knowledge gained from decades of experience. It is our policy to actively enforce our proprietary rights. We believe that the patents and know-how rights currently owned or licensed by Hexcel are adequate for the conduct of our business. We do not believe that our business would be materially affected by the expiration of any single patent or series of related patents, or by the termination of any single license agreement or series of related license agreements.

Environmental Matters

We view climate-change as an important social issue that presents some level of risk to our business while also creating opportunities for greater composite adoption. Our strategic and operational decision making is influenced by our commitment to reduce the environmental impact of our operations, including our carbon footprint, air and water emissions and waste reduction. We continue to improve our emissions profile through operational efficiency improvements that lessen our use of fossil fuels and by increasing our use of renewable power. We have implemented sustainable energy sourcing within certain of our operations, with recent on-site solar projects at our manufacturing sites in Neumarkt, Austria, Casa Grande, Arizona, and Casablanca, Morocco. The generation of solar power reduces our demand for fossil-fuel powered electricity, which supports our carbon and greenhouse gas emission reduction goals. We also procure renewable power through our energy suppliers and for one site, renewable power is procured through a power purchase agreement (PPA). We have applied this same approach to our product life cycle, implementing circular economic principles to reduce waste – both in our manufacturing and product packaging. At this time, we are not subject to carbon emission trading programs at any of our facilities, though we are actively monitoring country and region-specific regulations and trends to ensure pricing and capital expenditures are incorporated into our future product portfolio planning.

Governments and agencies worldwide are increasingly proposing and/or implementing legislation, regulations and other requirements resulting in more restrictive air emission limits globally, which could have an impact on our operations. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in manufacturing processes or product designs and could increase environmental compliance expenditures, including increased energy and raw materials costs. The increasing global emphasis on emissions reduction supports the adoption of our advanced composite light weighting solutions for transportation applications. We also market composite solutions that reduce aircraft engine noise, which benefits local communities near airports, supports aircraft operators in geographies that are subject to local noise abatement programs, and enables more direct routes for aircraft that save fuel rather than having to fly longer routes to avoid noise-sensitive areas.

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

A discussion of environmental matters is contained in Note 16 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K. For further discussion of risks related to environmental and climate matters and other government regulations, see Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Other Regulatory Matters

As a materials supplier for U.S. prime contractors, and, in some cases, directly to the U.S. government, we are subject to certain U.S. government Federal Acquisition Regulations, the Department of Defense Federal Acquisition Regulations Supplement, and associated procurement regulations. Specifically, we must comply with certain laws and regulations relating to the formation, administration, and performance of U.S. government contracts, including the U.S. government security requirements, such as the National Industrial Security Program Operating Manual and any other applicable U.S. government industrial security regulations, as well as additional government export control laws and regulations. In complying with these laws and regulations, we may be required to make additional capital expenditures and incur other costs. Furthermore, failure to comply may result in the imposition of fines and penalties, including contractual damages, civil penalties, criminal penalties, administrative sanctions, suspension or debarment from contracting with the U.S. government or termination of any applicable facility security clearance, which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts. The U.S. Government also has the ability to unilaterally terminate existing contracts with us and our U.S. prime customers, reduce the value of such contracts, audit contract-related costs and fees, including allocated indirect costs, and control and potentially prohibit the export of our products, among other things. If a contract supporting the U.S. government was terminated for convenience, we could only seek to recover the costs we have incurred or committed, settlement expenses, and profit on the work completed prior to termination.

As a company with significant international operations, we are also subject to numerous laws and regulations, including export controls and sanctions laws, customs regulations, international treaties and local trade rules around the world. These laws, rules and regulations may impose significant costs of compliance on the Company and may impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals. Any failure to comply with trade regulations could limit our ability to conduct business internationally.

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

The health and safety of our employees is also a top priority. Over the past ten years, our focus on the reduction of injuries and illnesses has significantly improved our safety performance. We have attained these improvements by fostering a global safety culture supported with regular training and education that includes robust systems and philosophies centered on personal responsibility and accountability. There is a high-level of leadership engagement, ensuring risks are assessed, robust procedures and guidance are available with worker training, mitigation is managed through the hierarchy of management controls, and appropriate safety equipment is installed and operational at all of our manufacturing sites worldwide. We also have leading indicators in place to prevent safety events, and rigorous reviews of root causation and systemic corrective actions when safety incidents do occur. Hexcel achieved corporate umbrella certification for both ISO14001:2015 and ISO 45001:2018 in 2019. Attaining both certifications against world renowned management system standards reflects the commitment of senior Hexcel leadership to drive continuous improvement in our EHS processes, by focusing on the reduction of injuries and illnesses and the impact of our operations on the environment, ensuring conformance to our numerous compliance obligations, and demonstrating sustainability as a valued supplier.

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

Employee levels are managed to align with business demand and, while we have experienced and continue to expect tight labor markets, management believes it currently has sufficient human capital to operate its business successfully. As of December 31, 2022, we employed 5,328 full-time employees and contract workers: 2,835 in the United States and 2,493 in other countries. We employ a minimal number of contract workers. Approximately 22% of employees in the United States and the majority of those in Europe are represented by unions or works’ councils. We believe that our relations with employees, unions and works’ councils are good. The total number of full-time employees and contract workers as of December 31, 2021 and 2020 was 4,863 and 4,647, respectively.

Other Information

Our internet website is www.hexcel.com. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the Securities and Exchange Commission (“SEC”). Any reference to our website in this Annual Report on Form 10-K is intended to be an inactive textual reference only. We make available, free of charge through our website, our Form 10-Ks, 10-Qs and 8-Ks, and any amendments to these forms, as soon as reasonably practicable after filing with, or furnishing to, the SEC.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target,” “would,” “will” and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain and are subject to changing assumptions. No assurance can be given that any commitment, plan, initiative, projection, goal, expectation, or prospect set forth in this Annual Report on Form 10-K can or will be achieved. Inclusion of information in this Annual Report on Form 10-K is not an indication that the subject or information is material to our business or operating results

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations with regard to the impact of regulatory activity related to, or the build rate of, the Boeing 737 MAX or Boeing 787 and the related impact on our revenues; (e) expectations with regard to raw material cost and availability; (f) expectations of composite content on new commercial aircraft programs and our share of those requirements; (g) expectations regarding revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (h) expectations regarding sales for wind energy, recreation, automotive and other industrial applications; (i) expectations regarding working capital trends and expenditures and inventory levels; (j) expectations as to the level of capital expenditures and timing of completion of capacity expansions and qualification of new products; (k) expectations regarding our ability to improve or maintain margins; (l) expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy; (m) our projections regarding our tax rate; (n) expectations with regard to the impact of macroeconomic factors, including the ongoing effects the COVID-19 pandemic and the conflict between Russia and Ukraine and inflationary cost pressures and related decreases in discretionary spending, among other factors, on worldwide air travel and aircraft programs, as well as on our customers and suppliers and, in turn, on our operations and financial results; (o) expectations regarding our strategic initiatives and other goals, including, but not limited to, our sustainability goals; (p) expectations regarding the sale of certain of our assets; (q) expectations with regard to cybersecurity measures taken to protect confidential and proprietary information; (r) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations or government policies; and (s) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2023 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the extent of the impact of macroeconomic factors, including the COVID-19 pandemic and the conflict between Russia and Ukraine (including continued disruption in global financial markets and supply chains, inflation and related decreases in discretionary spending, labor shortages, and reduced demand for air travel) on the operations, business and financial condition of Hexcel and its customers and suppliers; reductions in sales to any significant customers, particularly Airbus or Boeing, including related to regulatory activity impacting the Boeing 737 MAX or the Boeing 787, as well as due to the impact of the COVID-19 pandemic or other geopolitical events or conditions, including the Russia/Ukraine conflict; our ability to effectively adjust production and inventory levels to align with customer demand; our ability to effectively motivate, retain and hire the necessary workforce; availability and cost of raw materials, including the impact of supply shortages and inflation; supply chain disruptions, which have been exacerbated by the conflict between Russia and Ukraine; our ability to successfully implement or realize our business strategies, plans, goals and objectives of management, including our sustainability goals and any restructuring or alignment activities in which we may engage; changes in sales mix; changes in current pricing and cost levels, including cost inflation, as well as increasing energy prices resulting from the conflict between Russia and Ukraine; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; cybersecurity-related risks, including the potential impact of breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions, including, but not limited to, the effect of change in global trade policies, such as sanctions imposed as a result of the conflict between Russia and Ukraine; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; the effects of natural disasters or other severe weather events, which may be worsened by the impact of climate change, and other severe catastrophic events, including any public health crisis; the potential impact of environmental, social and governance matters; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

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

Some of the markets in which we operate have been, to varying degrees, cyclical and have experienced downturns. A downturn in these markets could occur at any time as a result of events that are industry specific, such as aircraft production slowdown resulting from the impact of the COVID-19 pandemic on air travel, the grounding and/or regulatory scrutiny of the Boeing 737 MAX and the Boeing 787, or macroeconomic events, such as an economic downturn or recession. Any deterioration in any of the cyclical markets we serve could adversely affect our financial performance and operating results, as occurred during 2020 and 2021 with respect to the Commercial Aerospace industry.

During both 2020 and 2021, due to the impact of the COVID-19 pandemic on Commercial Aerospace, we experienced a material decrease in demand, resulting in order cancellations and deferrals from our Commercial Aerospace customers, which resulted in decreased sales for our Commercial Aerospace products and reduced operating income for the years ended December 31, 2021 and 2020. To the extent there are any further significant deferrals, cancellations, or reductions in demand results in decreased aircraft build rates, including as a result of the continued impact of the COVID-19 pandemic, it would have a further negative impact on sales for our Commercial Aerospace products and as a result reduce our operating income. Approximately 58% of our sales for 2022 were derived from sales to the Commercial Aerospace industry. Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including delays in the startup or ramp-up of new programs, suspension or discontinuation of current commercial aircraft programs, changes in the propensity for the general public to travel by air (including as a result of terrorist events and any subsequent military response, a public health crisis, such as the COVID-19 pandemic, or a global conflict, such as the Russia/Ukraine conflict), a significant change in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, environmental concerns (including climate change), consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases, inventory corrections or disruptions throughout the supply chain and slower macroeconomic growth.

At different times, both Airbus and Boeing have experienced various delays in the start and ramp up of several aircraft programs. In the past, these have delayed our expected growth, or our effective utilization of capacity installed for such growth. Future delays, or production cuts arising from the impact of the COVID-19 pandemic, any future public health crisis or other macroeconomic event in these or other major new customer programs could similarly impact our results.

In addition, our customers continue to emphasize the need for cost reduction or other improvements in contract terms throughout the supply chain. In response to these pressures, we may be required to accept increased risk or face the prospects of margin compression on some products in the future. Where possible, we seek to offset or mitigate the impact of such pressures through productivity and performance improvements, cost index contractual provisions, hedging and other actions, which may not be successful.

A significant decline in business with Airbus, Boeing, or other significant customers could materially impact our business, operating results, prospects, and financial condition.

We have concentrated customers in the Commercial Aerospace and the Space & Defense markets. In the Commercial Aerospace market, approximately 79%, and in the Space & Defense market, approximately 21%, of our 2022 sales were made to Airbus and Boeing and their related subcontractors. For the years ended December 31, 2022 and December 31, 2021, approximately 38% and 33% of our total consolidated sales, respectively, were to Airbus, and its related subcontractors and approximately 14% and 16% of our total consolidated sales, respectively, were to Boeing and its related subcontractors. Significant changes in the demand for our customers’ end products, program delays, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. The loss of, or significant reduction in, purchases by Airbus or Boeing or any of our other significant customers could materially impair our business, operating results, prospects and financial condition. The level of purchases and product mix demanded by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, conditions in the airline industry, disruptions in deliveries, business disruptions, strikes and other factors, including the previous grounding of the Boeing 737 MAX by the Federal Aviation Administration and other regulators and the regulatory scrutiny of the Boeing 787 causing production delays, and the effects of the COVID-19 pandemic on air travel and general economic conditions. Further delays in the production ramp-up of the Boeing 737 MAX or the Boeing 787, and the continued impacts of the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Reductions in space and defense spending could result in a decline in our sales.

Space and defense production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow and the increased demand for composite-intensive programs may not continue. In addition, the production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 29% of our sales in 2022 were to the Space & Defense market, of which approximately 78% were related to military programs in the United States and other countries. In addition to normal business risks, our indirect supply of products to the U.S. government is subject to unique risks largely beyond our control. U.S. Department of Defense budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the current political environment or otherwise, military aid to Ukraine, the U.S. government’s budget deficits, other spending priorities, increased defense regulatory requirements resulting in additional expenses, the cost of sustaining the U.S. military presence internationally and possible political pressure to reduce military spending, each of which could cause the U.S. Department of Defense budget to remain unchanged or to decline.

If we fail to comply with government procurement, including information security, laws and regulations, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, including the government security requirements and additional government export control laws and regulations, as well as certain cybersecurity certifications and other cybersecurity requirements. These regulations and other requirements regularly evolve, and new laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity, privacy, information classification and protection, greenhouse gas emissions and climate risk, cost accounting, recovery of employee compensation costs, counterfeit parts, pensions, anti-human trafficking, specialty metals, conflict minerals and use of certain non-U.S. equipment and materials) could significantly increase our costs and risks and reduce our profitability. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions or suspension or debarment from contracting with the U.S. government. In addition, failure to follow the requirements of the National Industrial Security Program Operating Manual or any other applicable U.S. government industrial security regulations could, among other things, result in termination of any facility security clearance, which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts.

If we are unable to develop new products on a timely basis, it could adversely affect our business and prospects.

We believe that our future success depends, in part, on our ability to develop, on a timely basis, technologically advanced products that meet or exceed current industry standards, including developing products with an improved environmental footprint that continue to contribute to the environmental sustainability goals of our customers. Although we believe we have certain technological and other advantages over our competitors, maintaining such advantages will require us to continue investing in research and development and sales and marketing. There can be no assurance that we will be able to make the technological advances necessary to maintain such competitive advantages or that we can recover major research and development expenses.

Acquisitions, divestitures, mergers, business combinations or joint ventures may entail certain operational and financial risks.

Over the past several years, we have completed strategic acquisitions of complementary manufacturing companies, as well as strategic investments in companies. We expect to continue to explore complementary mergers, acquisitions, investments and joint ventures and may also pursue divestures or closures of business lines or investments that do not fit with our core strategy. We may also engage in further vertical integration. We may face competition for attractive targets and may not be able to acquire potential targets on terms or at prices acceptable to us, if at all. In addition, these types of transactions may require significant liquidity, which may not be available on terms favorable to us, or at all.

We cannot provide any assurance that we will realize the intended benefits from any such transactions. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Even if successfully integrated, the acquired business may not achieve the results we expect or produce expected benefits in the time frame planned. In addition, we may not be able to successfully complete any strategic divestures in a timely manner, or at all.

Risks Related to Our Operations

Our business has been and may continue to be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic created significant uncertainty and economic disruption and has negatively affected, and may continue to negatively affect, the business and results of operations of the Company. The impacts of the COVID-19 pandemic caused (a) disruption to our global manufacturing operations as a result of government and other regulatory requirements and restrictions and the health and availability of onsite personnel; (b) significant reductions in demand for commercial aircraft and therefore our products, as a result of travel restrictions and a decrease in the propensity for air travel; (c) global supply chain disruptions resulting in shortages in necessary raw materials and cost inflation; and (d) market volatility, resulting in a significant decline in our stock price and impacting our ability to declare dividends, conduct share buybacks, and comply with the covenants contained in the agreements that govern our indebtedness resulting in amendments to ensure continued compliance. There is no guarantee our efforts to mitigate the adverse impacts of COVID-19 will be effective or that such impacts will not recur.

We cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact our business, results, and financial condition, which will depend on many factors that are currently not known. These include, among others, (i) the duration, scope and severity of the pandemic; (ii) the continued effectiveness of the actions taken to contain the virus or treat its impact; (iii) the extent of further disruption to the manufacturing of and demand for our products and our ability to adjust our production schedules to align with changing demand; (iv) the effectiveness of our past and any potential future restructuring actions; and (v) the extent to which global economic and operating conditions, including air travel and business spending, return to their pre-pandemic levels. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic downturn that has occurred or may occur in the future.

In addition to the foregoing, many of the risk factors disclosed herein have been, and we anticipate may continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

Our results of operations would be adversely affected by a shortage of trained personnel or work stoppages, and may be adversely affected by increasing labor costs.

Our business has historically been dependent on a highly trained workforce because of the complex nature of our products. Furthermore, as of December 31, 2022, approximately 22% of employees in the United States were unionized and the majority in Europe were represented by a works’ council. We periodically need to renegotiate our collective bargaining and works’ council agreements, and any failure to negotiate new agreements or extensions in a timely manner could result in work stoppages or slowdowns. Our ability to hire, train, assimilate and retain a qualified workforce has also been impacted by the ongoing labor market disruptions. If we are unable to hire and retain a sufficient number of trained personnel, or we experience a significant or prolonged work stoppage in such an environment, including due to salary negotiation challenges with employees covered by collective bargaining or works’ council agreements, our ability to secure new business and our results of operations and financial condition could be adversely affected. In 2022, in addition to labor shortages, we also experienced an increase in labor costs in the countries in which we operate due to rising inflation rates and localized labor market disruptions. Further increases in labor costs could significantly reduce our profit margins if we are unable to flow such costs through to our customers.

Our ability to attract, retain and motivate key employees is vital to our success.

Our success, competitiveness and ability to execute on our global strategies and maintain a culture of innovation depend in large part on our ability to attract, retain and motivate qualified employees and leaders with expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, increasing local and global competition for talent, particularly due to the increase in remote working opportunities resulting from the COVID-19 pandemic, the availability of qualified employees, restructuring and alignment activities (including workforce reductions), and the attractiveness of our compensation and benefit programs. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact our business and results of operations. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new candidates to perform necessary functions, and ineffective succession planning could result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls. There is also the risk that we are unable to achieve our diversity, equity and inclusion objectives or, more broadly, to meet diversity or other sustainability goals increasingly required by our stockholders, customers, employees and other stakeholders. If we are unable to attract and retain a qualified and diverse workforce, we may be unable to maintain our competitive position and our future success could be materially adversely affected.

We have engaged in restructuring and alignment activities from time to time and there can be no assurance that our efforts will have the intended effects.

From time to time, we have responded to changes in our industry and the markets we serve, or other changes in our business, by restructuring or aligning our operations, including actions taken during 2020 and 2021 as a result of the impact of the COVID-19 pandemic, the closure of our Windsor, Colorado and Tianjin, China wind energy prepreg production facilities in 2020 and 2022, respectively, and the movement of our Research and Technology Center from Dublin, California to Salt Lake City, Utah. Due to necessary cost reduction measures or changes in the industry and markets in which we compete, we may decide to implement additional restructuring or alignment activities in the future, such as closing plants, idling certain equipment or operations, or making additions, reductions or other changes to our management or workforce. These restructuring and/or alignment activities generally result in charges and expenditures that may adversely affect our financial results for one or more periods. Restructuring and/or alignment activities can also create unanticipated consequences, such as instability or distraction among our workforce, and we cannot provide any assurance that any restructuring or alignment efforts that we undertake will be successful. A variety of risks could cause us not to realize expected cost savings, including, among others: (a) higher than expected severance costs related to headcount reductions; (b) higher than expected costs of closing plants; (c) incurring costs to hire new employees or delays or difficulty hiring the employees needed; and (d) delays in the anticipated timing of activities related to our cost-saving plan. If we are unable to align our operations in light of evolving market conditions, it could have an adverse effect on our business, financial condition, results of operations, and cash flows.

A decrease in supply, interruptions at key facilities or an increase in cost of raw materials could result in a material decline in our profitability.

Our profitability depends largely on the price and continuity of the supply of raw materials, which may be supplied through a sole source or a limited number of sources. We purchase large volumes of raw materials, such as epoxy and phenolic resins, acrylonitrile, carbon fiber, fiberglass yarn, aramid paper and, to a lesser extent, aluminum foil. Any restrictions on the supply, or an increase in the cost, including any impact of inflation or resulting from tariffs, of our raw materials could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of these raw materials by long-term purchase agreements, productivity improvements, hedging or by flowing through cost increases to our customers may not be successful. During 2021 and 2022, as a result of the challenges created by global supply and transportation issues, the Russia/Ukraine conflict, the COVID-19 pandemic and market volatility, we experienced supply disruptions and cost increases and anticipate that supply disruptions and material shortages, as well as cost increases, will continue. While we have not experienced materially significant issues in the purchase of key raw materials, we continue to monitor the availability (including transportation) and price of raw materials on a regular basis, as well as any potential impact on our operations.

The occurrence of material operational problems or interruptions, including but not limited to, as a result of the failure of key equipment, a quality or financial failure of a sole source or major supplier, the effects of natural disasters or climate change-related events, the continued impact of the COVID-19 pandemic or other public health crises, ongoing supply chain disruptions and supply shortages, energy disruption caused by the Russia/Ukraine conflict, the inability to install, staff and/or qualify necessary capacity, political or social unrest, the failure to achieve planned manufacturing improvements or other causes, or any other inability to meet customer requirements, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, and could have a material effect on the Company as a whole.

We have substantial international operations subject to uncertainties which could affect our operating results.

We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. In 2022, 48% of our production and 58% of our customer sales occurred outside of the United States. Additionally, we have invested significant resources in our international operations, and we intend to continue to make such investments in the future. Our business and results of operations are subject to numerous risks of doing business internationally including: (a) general economic, political, legal, social and health conditions unfavorable to our growth strategy, including the impact of a public health crisis, such as the COVID-19 pandemic, or the impact of rising inflation rising and other global economic conditions on labor costs and availability; (b) longer payment cycles of foreign customers or challenges in enforcing agreements and collecting receivables through some foreign legal systems; (c) the cost of compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology; (d) government actions having a direct or indirect adverse impact on our international business and market opportunities, including, but not limited to, tariffs and other trade restrictions imposed by the United States, China and other jurisdictions; (e) adverse tax consequences, such as fluctuating tax rates, withholding requirements on foreign earnings or limitations on repatriations of earnings; and (f) the potential difficulty in enforcing our intellectual property rights in some foreign countries, and the potential for the intellectual property rights of others to affect our ability to sell products in certain markets. Any one of these could adversely affect our financial condition and results of operations. With respect to tariffs, implementation of new tariff schemes by various governments, such as those implemented by the United States and China in recent years, could potentially increase the costs of our materials, increase our cost of production, and ultimately increase the landed cost of our products sold from one country into another country. In addition, although we are not experiencing direct material adverse effects on our business resulting from the conflict between Russia and Ukraine, the global implications, including increased inflation, escalating energy costs, constrained raw material availability, and thus increasing costs, as well as embargos on flights from Russian airlines, are impacting the global economy and the aerospace industry in particular.

Fluctuations in currency exchange rates may influence the profitability and cash flows of our business. For example, most of our European operations sell a majority of the products they produce in U.S. dollars, yet the labor, overhead costs and portions of material costs incurred in the manufacture of those products are primarily denominated in Euros, British pound sterling or U.S. dollars. As a result, the local currency margins of goods manufactured with costs denominated in local currency, yet sold in U.S. dollars, will vary with fluctuations in currency exchange rates, reducing when the U.S. dollar weakens against the Euro and British pound sterling. In addition, the reported U.S. dollar value of the local currency financial statements of our foreign subsidiaries will vary with fluctuations in currency exchange rates. While we enter into currency hedge agreements to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures, or we may not be successful in hedging our exposure, and our earnings are impacted by changes in currency exchange rates.

We currently do not have political risk insurance in the countries in which we conduct business. While we carefully consider these risks when evaluating our international operations, we cannot provide assurance that we will not be materially adversely affected as a result of such risks.

We could be adversely affected by environmental and safety requirements, as well as legal, regulatory or market measures to address climate change.

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

In some cases, regulatory bodies have decided and may decide in the future to limit or ban certain materials we use in our manufacturing process due to potentially significant health and safety risks to people or the environment. Such limitations or bans have resulted in, and may in the future require us to consider, the use of alternative raw materials or changes to our method of operations. Such alternatives often require customer approval and may result in additional costs, including higher raw material expenses, changes in operational methods, and additional customer qualifications. The formulation changes could also impact the utility of our products.

We have been named as a “potentially responsible party” under Superfund or similar state laws at certain former and current sites requiring clean up. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances, liability may be joint and several, resulting in one responsible party being held responsible for the entire cleanup obligation. Liability may also include damages to natural resources. We have incurred and likely will continue to incur expenses to investigate and clean up certain of our existing and former facilities, for which we believe we have adequate reserves. The ongoing operation of our manufacturing plants also entails environmental risks, and we may incur material costs or liabilities in the future that could adversely affect us. Although most of our properties have been the subject of environmental site assessments, there can be no assurance that all potential instances of soil and groundwater contamination have been identified, even at those sites where assessments have been conducted. Accordingly, we may discover previously unknown environmental conditions and the cost of remediating such conditions may be material. See Note 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We may also be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response. In particular, concerns about the relationship between greenhouse gases and global climate change, and an increased focus on carbon neutrality, may result in additional regulations at the national and international level to monitor, regulate, control and tax emissions of carbon dioxide and other greenhouse gases. A number of governmental bodies have introduced or are contemplating legislative or regulatory changes in response to climate change, including regulating greenhouse gas emissions, and there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements and fees or restrictions on certain activities. Our manufacturing plants use energy, including electricity and natural gas, and some of our plants emit amounts of greenhouse gases that may in the future be affected by these legislative and regulatory efforts. Compliance with greenhouse gas and climate change initiatives may result in additional costs to us, including increased energy, transportation and raw material costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. We may also be required to make additional investments in our facilities and equipment, change our manufacturing processes, obtain substitute materials which may cost more or be less available, fund offset projects, or undertake other costly activities. In addition, failure to comply with applicable regulations could result in fines and could affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.

In addition to regulatory compliance, growing customer environmental and sustainability requirements, including procurement policies that include social and emissions reduction or other environmental standards and requirements that their suppliers are required comply with, as well as sustainability goals that we have adopted, could cause us to alter our manufacturing, operations or equipment processes, and incur substantial expense to meet these requirements. We are actively reviewing and implementing projects to reduce our energy intensity and greenhouse gas emissions, but there is no guarantee that such options or projects may be technologically and/or environmentally feasible, or that we will be able to implement any such projects on a timely or cost-effective basis. The failure to comply with such customer requirements, or similar types of requests, could adversely affect our relationships with some customers, which in turn could adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment, or if we fail to achieve our sustainability goals, which could limit our ability to grow and otherwise adversely affect our results of operations.

Our business and operations may be adversely affected by cybersecurity breaches or other information technology system or network intrusions.

We depend heavily on information technology and computerized systems to communicate and operate effectively. We store sensitive data, including proprietary business information, intellectual property, regulated data (U.S. government and other), customer data and confidential employee or other personal data, in our systems. In addition to internal information technology systems, we leverage cloud-based systems, where data is stored and exchanged with external third-party vendors. From time to time, we experience cyberattacks on our information technology systems, including vendor-hosted systems, which are becoming more sophisticated and could have a material impact on us. These cyberattacks, which could be related to industrial or foreign government espionage, activism, or financial motivations, include attempting to covertly introduce malware to our systems, performing reconnaissance, impersonating authorized users, and stealing, corrupting, or restricting our access to data, among other activities. We continue to update our infrastructure, security tools, planning, employee training and processes to protect against security incidents, including both external and internal threats, and to prevent their occurrence or recurrence. While Company personnel have been tasked to detect and investigate such incidents, future cyberattacks could still occur and may lead to data corruption or loss of data and exposure of proprietary and confidential information, disruptions in or damage to critical systems and theft of data, funds, or intellectual property. In addition, we face information technology security and fraud risks due to our increased reliance on remote work, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. The unauthorized use of our confidential or proprietary business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives, breach contractual commitments to our customers, or otherwise adversely affect our business. An intrusion may also cause operational stoppages or result in fines, penalties, litigation or governmental investigations and proceedings, diminished competitive advantages through reputational damages and increased operational costs. Further, cybersecurity and data protection laws and regulations continue to evolve, and are increasingly demanding, both in the U.S. and globally, which adds compliance complexity and may increase our costs of compliance and expose us to litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. Additionally, we have incurred, and expect to continue to incur, costs to comply with increased cybersecurity protections and standards of our customers, including the U.S. government.

We operate our business in regions subject to natural disasters and other severe weather events and any disruption to our business resulting from such events will adversely affect our revenue and results of operations.

We operate, and rely on suppliers who operate, in regions subject to natural disasters and other severe weather events. Extreme weather events and changing weather patterns present physical risks on existing infrastructure that may become more frequent or more severe as a result of factors related to climate change. In addition, the impacts of climate change on global water resources may result in water scarcity, which could in the future impact our ability to access sufficient quantities of water in certain locations and result in increased costs. We have in the past and will continue in the future to assess potential manufacturing and operational risks related to climate change, including risk of exposure to significant rainfall, flooding, hurricane or tornado events within our supply chain. We previously determined that we have a small percentage of suppliers who manufacture in vulnerable locations, which may impact distribution of raw materials to our operations, although we have taken actions to mitigate the potential impact where possible. We also have two sites in the southeast United States, a region vulnerable to severe weather events (i.e., hurricanes, tornadoes and floods), that are associated with excess warming. Although preventative measures may help to mitigate damage, any disaster could adversely affect our ability to conduct business, including disrupting our supply of raw materials, damaging our manufacturing facilities or otherwise affecting production, transportation and delivery of our products or affect demand for our products, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other severe weather events. Further, recurring extreme weather events could reduce the availability or increase the cost of insurance. Any future disruptions to our operations, as a result of a natural disaster or severe weather event could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business could be negatively impacted by sustainability/environmental, social and governance (“ESG”) matters and/or our reporting of such matters.

There is an increasing focus from certain investors, customers, employees, and other stakeholders concerning sustainability/ESG matters, and an increasing number of investors are requiring companies to disclose sustainability/ESG policies, practices and metrics. Our customers may require us to implement sustainability/ESG responsibility procedures or standards before they continue to do business with us. Additionally, we may face reputational challenges in the event that our sustainability/ESG policies, practices and metrics do not meet the standards set by certain constituencies, which are often inconsistent in approach.

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

In connection with the COVID-19 pandemic, in April 2020, we suspended our dividend payments and stock repurchases. Our board of directors regularly evaluates our capital allocation strategy and dividend policy, and determined to declare our first quarterly dividend since the first quarter of 2020 on January 26, 2022. The Company declared a quarterly dividend throughout 2022. Any future determination to pay, maintain or increase cash dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual or legal restrictions, including the requirements of our revolving credit facility and other financing agreements to which we may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.

Our share repurchase program does not have an expiration date, and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. As described above, activity under this program has been suspended, and there can be no assurance whether or when activity will resume. If resumed, the repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. The program, and any purchases under the program, may also be impacted by proposed SEC rules relating to company share repurchases, which are currently expected to be adopted in 2023.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own and lease manufacturing facilities and sales offices located throughout the United States and in other countries, as noted below. The corporate offices and principal corporate support activities are located in leased facilities in Stamford, Connecticut. Our research and technology administration and principal laboratories are located in Duxford, England; Les Avenières, France; Salt Lake City, Utah and Decatur, Alabama.

The following table lists our manufacturing facilities by geographic location, related segment, and principal products manufactured and total square footage. This table does not include manufacturing facilities owned by any of our joint ventures.

Manufacturing Facilities
Facility Location	Segment	Principal Products	Total Square Footage
United States:
Amesbury, Massachusetts	Engineered Products	Microwave and RF Absorbing Composite Materials	202,100
Burlington, Washington	Engineered Products	Engineered Honeycomb Parts	252,124
Casa Grande, Arizona	Composite Materials	Honeycomb and Honeycomb Parts	443,123
Decatur, Alabama	Composite Materials	PAN Precursor (used to produce Carbon Fibers)	819,863
Kent, Washington	Engineered Products	Composite structures	486,400
Pottsville, Pennsylvania	Engineered Products	Engineered Honeycomb Parts	180,305
Salt Lake City, Utah	Composite Materials	Carbon Fibers; Prepregs	1,194,070
Seguin, Texas	Composite Materials	Fabrics; Specialty Reinforcements	228,815
South Windsor, Connecticut	Engineered Products	3D printed parts	32,600

International:
Casablanca, Morocco	Engineered Products	Engineered Honeycomb Parts	260,875
Dagneux, France	Composite Materials	Prepregs	213,698
Duxford, England	Composite Materials	Prepregs; Adhesives; Honeycomb and Honeycomb Parts	417,109
Illescas, Spain	Composite Materials	Carbon Fibers	58,986
Leicester, England	Composite Materials	Lightweight Multiaxials Fabrics	134,657
Les Avenières, France	Composite Materials	Fabrics; Specialty Reinforcements	490,000
Neumarkt, Austria	Composite Materials	Prepregs	159,791
Parla, Spain	Composite Materials	Prepregs	147,186
Roussillon, France	Composite Materials	PAN Precursor and Carbon Fibers	222,170
Stade, Germany	Composite Materials	Prepregs	154,268
Vert-le-Petit, France	Composite Materials	Pultruded profiles; Prepregs and Adhesives	70,944
Welkenraedt, Belgium	Engineered Products	Engineered Honeycomb Parts	235,326

We lease the land and buildings in Amesbury, Massachusetts and South Windsor, Connecticut, and the land on which the Tianjin, China; Burlington, Washington and Roussillon, France facilities are located. We also lease portions of the facilities located in Casa Grande, Arizona; Pottsville, Pennsylvania; Parla, Spain; and Leicester, England. In November 2022, we decided to close our 89,900 square foot Tianjin plant facility as the site completed its final manufacturing contract for a primary wind energy customer earlier in the year. This announcement comes two years after we announced the closure of our wind energy prepreg production facility in Windsor, Colorado which is currently held for sale. We own all other remaining manufacturing facilities. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 7 to the accompanying Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

The information required by Item 3 is contained within Note 16 on page 71 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. Mine Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hexcel common stock is traded on the New York Stock Exchange under the symbol HXL.

During 2020 the Company repurchased a total of $25 million of shares. In response to the COVID-19 pandemic, in April 2020, we announced that we had suspended our dividend payments. On January 26, 2022, the Company announced it was reinstating the quarterly dividend commencing with the first quarter of 2022. We did not make any stock repurchases during 2022.

On January 31, 2023, there were 406 holders of record of our common stock.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 31 to 37 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 37 to 38 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2022 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for each of the three years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2022, 2021 and 2020

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

4.6

Description of Hexcel Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

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

10.4*	Hexcel Corporation 2013 Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2019).

10.5*

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

10.7*	Form of Employee Option Agreement (2014 - 2017) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.8*	Form of Employee Option Agreement (2012 and 2013) (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.9*

Form of Restricted Stock Unit Agreement for Executive Officers (2020) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.10*

Form of Performance Based Award Agreement for Executive Officers (2020) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.11*	Form of Option Agreement for Executive Officers (2020) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

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

10.16*

Form of Performance Based Award Agreement for Executive Officers (2021) (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.17*	Form of Option Agreement for Executive Officers (2021) (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

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

10.21*

Form of Performance Based Award Agreement for Executive Officers (2022) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.22*

Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2022) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.23*	Form of Performance Based Award Agreement for Executive Officers (2023).

10.24*	Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2023).

10.25*	Restricted Stock Unit Agreement between Hexcel Corporation and Thierry Merlot (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2019).

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

10.28*

Amendment No. 2 dated January 1, 2021 to Hexcel Corporation Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, Amended and Restated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.29*

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

10.32*

Amendment No. 1 to the Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation, effective December 31, 2020 (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.33*

Amendment No. 2 to the Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation, effective July 26, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.34*	Hexcel Corporation Executive Severance Policy (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.35*

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

10.37

Amended and Restated Executive Deferred Compensation Agreement between Hexcel Corporation and Robert G. Hennemuth, dated December 31, 2007 (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 7, 2008).

10.38*

Amendment No. 1 to the Amended and Restated Executive Deferred Compensation and Consulting Agreement, dated December 31, 2007, between Hexcel Corporation and Robert G. Hennemuth, effective December 31, 2020 (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.39*

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

10.41*

Amendment to the Amended and Restated Executive Severance Agreement, dated December 31, 2008, between Hexcel Corporation and Robert G. Hennemuth, dated June 1, 2018 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.42*	Form of Officer Severance Agreement entered into between Hexcel Corporation and Gina Fitzsimons, dated January 31, 2023.

10.43*	Director Compensation Program, effective May 5, 2022 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).

10.44*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.45*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (Annual Grant - 2020) (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.46*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (Retainer - 2020) (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.47*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (Non-Deferred Annual Grant) (incorporated here by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 7, 2020).

10.48*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2021 Deferred Annual Grant) (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.49*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2021 Non-Deferred Retainer Grant) (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.50*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2021 Deferred Retainer Grant) (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.51*

Hexcel Corporation 2016 Employee Stock Purchase Plan (as amended and restated effective February 3, 2021) (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-256928, filed on June 9, 2021).

10.52*	Separation Agreement for Robert G. Hennemuth (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.53*	Form of Indemnification Agreement for Directors and Officers

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii)

Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Hexcel Corporation

February 8, 2023	/s/ NICK L. STANAGE
(Date)	Nick L. Stanage
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

Signature	Title	Date

/s/ NICK L. STANAGE	Chairman of the Board of Directors,	February 8, 2023
(Nick L. Stanage)	Chief Executive Officer and President
(Principal Executive Officer)

/s/ PATRICK WINTERLICH	Executive Vice President and	February 8, 2023
(Patrick Winterlich)	Chief Financial Officer
(Principal Financial Officer)

/s/ AMY S. EVANS	Senior Vice President,	February 8, 2023
(Amy S. Evans)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ JEFFREY C. CAMPBELL	Director	February 8, 2023
(Jeffrey C. Campbell)

/s/ CYNTHIA M. EGNOTOVICH	Director	February 8, 2023
(Cynthia M. Egnotovich)

/s/ THOMAS A. GENDRON	Director	February 8, 2023
(Thomas A. Gendron)

/s/ JEFFREY A. GRAVES	Director	February 8, 2023
(Dr. Jeffrey A. Graves)

/s/ GUY C. HACHEY	Director	February 8, 2023
(Guy C. Hachey)

/s/ MARILYN L. MINUS	Director	February 8, 2023
(Dr. Marilyn L. Minus)

/s/ CATHERINE A. SUEVER	Director	February 8, 2023
(Catherine A. Suever)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the Company’s financial condition and results of operations for the year ended December 31, 2022, and comparison to the year ended December 31, 2021 should be read in conjunction with the consolidated financial statements and notes of this Annual Report on Form 10K.

For discussion and analysis of financial condition and results of operations for 2021 compared to 2020 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K, filed with the SEC on February 9, 2022, which is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

	For the Years Ended December 31,
(In millions)	2022	2021
Net sales	$1,577.7	$1,324.7
Gross margin %	22.6%	18.9%

Other operating (income) expense	$(11.9)	$18.2
Operating income	$175.2	$51.8
Operating income %	11.1%	3.9%
Interest expense, net	$36.2	$38.3
Other income	$(10.8)	$(8.5)
Income tax expense	$31.6	$5.9
Equity in earnings from affiliated companies	$8.1	$-
Net income	$126.3	$16.1

Business Trends

The Commercial Aerospace market and our business began to see signs of recovery from the economic impacts of the COVID-19 pandemic in the second half of 2021, which continued through 2022, with further growth in air travel and an increase in aircraft build rates. Despite this recovery, global logistics, supply chains, inflationary pressures and the effects of geopolitical issues still remain a challenge. These challenges have had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our financial results.

In 2022, our Commercial Aerospace sales increased 36.5% compared to 2021. The 2022 increase in sales was driven by higher narrowbody and Airbus A350 sales, along with an increase in sales of Other Commercial Aerospace, which includes business jets and regional aircraft. The demand for new commercial aircraft is principally driven by two factors. The first is airline passenger traffic (measured by revenue passenger miles) and the second is the replacement rate for existing aircraft. Overall, the Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.

Space & Defense sales in 2022 increased 7.0% compared to 2021 led by the CH-53K program, civil rotorcraft, and Space sales, including launchers. New or retrofit rotorcraft programs have an increased reliance on composite materials. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing for rotorcraft. Our products are included on a wide range of rotorcraft, military aircraft, and space programs, with the largest programs including the F-35 Lightning and CH-53K.

Industrial sales decreased 9.4% in 2022. Industrial sales include wind energy, recreation, automotive, and general industrial applications. In 2022, wind energy sales continued to decline reflecting softer demand, although this decline was partially offset by growth in a variety of markets including recreation and other industrial markets. Due to the decrease in wind energy sales in China, we closed our Tianjin, China wind facility at the end of 2022.

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

Net Sales: Consolidated net sales of $1,577.7 million for 2022 increased by 19.1% (21.7.% in constant currency) compared to 2021. The sales increase in 2022, reflects higher Commercial Aerospace and Space & Defense sales, partially offset by a decline in Industrial sales.

The following table summarizes net sales to third-party customers by segment and end market in 2022 and 2021:

(In millions)	Commercial Aerospace	Space & Defense	Industrial	Total
2022 Net Sales
Composite Materials	$775.0	$308.3	$196.4	$1,279.7
Engineered Products	136.8	156.9	4.3	298.0
Total	$911.8	$465.2	$200.7	$1,577.7
	58%	29%	13%	100%
2021 Net Sales
Composite Materials	$515.5	$287.4	$216.5	$1,019.4
Engineered Products	152.7	147.5	5.1	305.3
Total	$668.2	$434.9	$221.6	$1,324.7
	50%	33%	17%	100%

Sales by Segment

Composite Materials: Net sales of $1,279.7 million for 2022 increased 25.5% from 2021. Commercial Aerospace sales increased 50.3% in 2022 as compared to 2021 primarily driven by stronger A350 and A320neo sales as well as higher business jet sales. Space & Defense 2022 sales increased 7.3% from 2021 reflecting strength with civil helicopters, military aircraft structures and space launchers. Industrial sales in 2022 decreased 9.3% from 2021 primarily due to lower wind energy sales.

Engineered Products: Net sales of $298.0 million for 2022 decreased 2.4% from 2021, driven primarily by a 10.4% and a 15.7% decrease in Commercial Aerospace sales and Industrial sales, respectively, which were partially offset by a 6.4% year over year increase in Space & Defense which was largely attributable to strength in military helicopters, military aircraft structures and civil helicopters.

Sales by Market

Commercial Aerospace: Net sales of $911.8 million increased 36.5% (37.4% in constant currency) for the year ended December 31, 2022 as compared to the year ended December 31, 2021 led by growth from the Airbus A350 and A320neo programs. The sub-category, Other Commercial Aerospace increased 62.9% for 2022 compared to 2021 due to strong growth in business jets.

Space & Defense: Net sales of $465.2 million increased 7.0% (8.9% in constant currency) for 2022 as compared to 2021, reflecting strength with fixed-wing aircraft globally, space, Sikorsky CH-53K, and civil helicopters, particularly in Europe. Lower legacy military rotorcraft sales partially offset the sales growth.

Industrial: Net sales of $200.7 million decreased 9.4% (2.5% in constant currency) compared to 2021 as growth in recreation and other industrial markets was offset by lower wind energy sales.

2022 Consolidated Results Compared to 2021

Gross Margin: Gross margin for 2022 was $357.1 million or 22.6% of net sales as compared to $250.1 million or 18.9% of net sales in 2021. The improvement in 2022 was due to the higher sales and greater capacity utilization which led to improved cost absorption which was partially offset by inflationary cost impacts.

Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses for 2022 were $148.0 million or 9.4% of net sales as compared to $135.0 million or 10.2% of net sales for 2021. The higher SG&A expenses in 2022 were primarily due to an increase in employee-related costs as headcount increased approximately 7% year over year.

Research and Technology (“R&T”) Expenses: R&T expenses for 2022 were $45.8 million or 2.9% of net sales and in 2021 were $45.1 million or 3.4% of net sales. The year over year increase in expenses was attributable to higher employee-related costs.

Other operating (income) expense: Other operating income for 2022 of $11.9 million included the gain on the sale of our Dublin, California facility of $19.4 million which was partially offset by severance and other restructuring-related expenses. Other operating expenses for 2021 of $18.2 million were primarily related to severance and other restructuring-related expenses.

Operating income: Operating income for 2022 was $175.2 million compared with operating income in 2021 of $51.8 million. Operating income as a percent of sales was 11.1% and 3.9% in 2022 and 2021, respectively. The increase in operating income in 2022 compared to 2021 was primarily driven by strong gross margins.

Depreciation and amortization expense of $126.2 million for 2022 decreased $11.8 million from 2021.

Other income: Other income for both 2022 and 2021 included the receipt of $10.5 million in each year, respectively, related to the Aviation Manufacturing Jobs Protection program. The income in 2021 was partially offset by expense related to a dispute resolution.

Interest expense: Interest expense was $36.2 million for 2022 and $38.3 million for 2021 with the decrease due to lower average debt levels, partially offset by higher interest rates.

Income tax expense: For the years ended December 31, 2022 and 2021, we had a tax provision of $31.6 million and $5.9 million, respectively.

Equity in earnings from affiliated companies: Earnings primarily represents our portion of the earnings or losses from our joint venture in Malaysia.

Net income: Net income was $126.3 million or $1.49 per diluted share for the year ended December 31, 2022 compared to net income of $16.1 million or $0.19 per diluted share for the year ended December 31, 2021.

Financial Condition

In 2022, we ended the year with total debt, net of cash, of $611.5 million and generated $173.1 million of operating cash resulting in $96.8 million of free cash flow (cash provided by operating activities less cash paid for capital expenditures). We expect our cash flow needs for fiscal year 2023 will be funded by cash generated from our operations as well as available borrowings under our Senior Unsecured Revolving Facility (the “Facility”) as needed.

We have a portfolio of derivatives related to currencies, interest rates and commodities. We monitor our counterparties, and we only use those rated A- or better.

Liquidity

Our cash on hand at December 31, 2022 was $112.0 million, as compared to $127.7 million at December 31, 2021. Of the total cash on hand at December 31, 2022, $40.4 million was held by our foreign locations. As of December 31, 2022 total debt was $723.5 million, as compared to $823.3 million at December 31, 2021. As of December 31, 2022, we were in compliance with all debt covenants.

On January 28, 2021, we entered into the Second Amendment, which amended the Facility agreement to provide that, from January 28, 2021 through and including March 31, 2022, we would not be subject to a maximum leverage ratio covenant but instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Effective April 1, 2022, the original terms and conditions to the Facility agreement were reinstated except the borrowing capacity which remained at $750 million. Share repurchases restrictions that had been in effect per the Second Amendment expired on March 31, 2022.

As of December 31, 2022, total borrowings under the Facility were $25 million. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of December 31, 2022, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $725 million.

For more information regarding our Facility, see Note 6, Debt, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures, dividend payments and debt service requirements. We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and the Facility. As of December 31, 2022, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2024 when the Facility expires.

Operating Activities: We generated $173.1 million in cash from operating activities during 2022, an increase of $21.4 million from 2021. Working capital was a cash use of $72.7 million in 2022 as compared to $18.3 million in 2021. The increase in working capital was principally driven by a decision to hold higher raw material inventory buffer or safety stock to compensate for supply chain disruptions, in order to support strong sales demand, partially offset by higher payables and accruals. The higher level of sales in the fourth quarter of 2022 also led to an increase in receivables.

Investing Activities: Cash used for investing activities was $54.6 million in 2022 compared to $27.9 million in 2021. The increase was due to higher capital expenditures, partially offset by the net proceeds of $21.2 million received from the sale of our Dublin, California facility.

Financing Activities: Financing activities were a use of cash of $130.0 million in 2022 as compared to $96.8 million in 2021. Borrowings under the Facility during 2022 were $50 million, while repayments were $150 million. In 2021, we repaid $103 million of our senior unsecured credit facility. In the first quarter of 2022, we reinstated our quarterly dividend payment, which had previously been suspended as of early 2020 and $33.7 million in dividend payments were made to shareholders during 2022.

Financial Obligations and Commitments: We had $0.2 million of current debt maturities as of December 31, 2022. The next significant scheduled debt maturity will not occur until 2024, the year the Facility matures. In addition, certain sales and administrative offices, data processing equipment, vehicles and manufacturing equipment, land and facilities are leased under operating leases.

Total letters of credit issued and outstanding were $5.3 million as of December 31, 2022. These letters of credit were not issued under the Facility.

The following table summarizes the scheduled maturities as of December 31, 2022 of financial obligations and expiration dates of commitments for the years ended 2023 through 2027 and thereafter.

(In millions)	2023	2024	2025	2026	2027	Thereafter	Total
Senior unsecured credit facility due 2024	$—	$25.0	$—	$—	$—	$—	$25.0
4.7% senior notes due 2025	—	—	300.0	—	—	—	300.0
3.95% senior notes due 2027	—	—	—	—	400.0	—	400.0
Purchase obligations	11.4	11.7	6.1	2.5	2.5	8.4	42.6
Finance lease and other	0.2	0.1	0.1	—	—	—	0.4
Subtotal	$11.6	$36.8	$306.2	$2.5	$402.5	$8.4	$768.0
Operating leases	10.2	9.6	7.5	7.0	6.8	16.5	57.6
Total financial obligations	$21.8	$46.4	$313.7	$9.5	$409.3	$24.9	$825.6
Letters of credit	5.3	—	—	—	—	—	5.3
Interest payments	34.2	32.9	25.9	17.2	10.1	—	120.3
Estimated benefit plan contributions	6.7	22.5	6.9	8.0	7.8	41.0	92.9
Total commitments	$68.0	$101.8	$346.5	$34.7	$427.2	$65.9	$1,044.1

As of December 31, 2022, we had $2.5 million of unrecognized tax benefits. This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages.

For further information regarding our financial obligations and commitments, see Notes 6, 7, 8 and 16 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Non-GAAP Financial Measures

The Company uses non-GAAP financial measures, including sales and expenses measured in constant dollars (prior year sales and expenses measured at current year exchange rates); operating income, net income and diluted earnings per share adjusted for items included in operating expense and non-operating expenses; and free cash flow. Management believes these non-GAAP measures are meaningful to investors because they provide a view of Hexcel with respect to ongoing operating results and comparisons to prior periods. These adjustments can represent significant charges or credits that we believe are important to an understanding of Hexcel’s overall operating results in the periods presented. Such non-GAAP measures are not determined in accordance with generally accepted accounting principles and should not be viewed in isolation or as an alternative to or substitutes for GAAP measures of performance. Our calculation of these measures may not be comparable to similarly titled measures used by other companies, and the measures exclude financial information that some may consider important in evaluating our performance. Reconciliations to adjusted operating income, adjusted net income, adjusted diluted net income per share and free cash flow are provided below.

	Year Ended December 31,
(In millions)	2022	2021
GAAP operating income	$175.2	$51.8
Other operating (income) expense (1)	(11.9)	18.2
Adjusted operating income (Non-GAAP)	$163.3	$70.0

	Year Ended December 31,
	2022		2021
(In millions, except per diluted share data)	Net Income	EPS	Net Income	EPS
GAAP net income	$126.3	$1.49	$16.1	$0.19
Other operating (income) expense, net of tax (1)	(10.1)	(0.12)	13.4	0.16
Other income, net of tax (2)	(8.4)	(0.10)	(6.6)	(0.08)
Tax expense (3)	1.0	0.01	0.3	—
Adjusted net income (Non-GAAP)	$108.8	$1.28	$23.2	$0.27

	Year Ended December 31,
(In millions)	2022	2021
Net cash provided by operating activities	$173.1	$151.7
Less: Capital expenditures	(76.3)	(27.9)
Free cash flow (Non-GAAP)	$96.8	$123.8

(1)
The year ended December 31, 2022 included a net gain of $19.4 million from the sale of the Dublin, California facility. The year ended December 31, 2022 was also impacted by restructuring costs including amounts associated with the closure of our Tianjin, China wind facility and an impairment charge for our Windsor facility held for sale. The year ended December 31, 2021 primarily included restructuring costs as well as a charge for incentives related to employee vaccinations, partially offset by a reduction of a contingent liability.
(2)
Both the years ended December 2022 and 2021 included the receipt of $10.5 million related to the Aviation Manufacturing Jobs Protection program. The year ended December 31, 2021 also included a dispute resolution payment.
(3)
The year ended December 31, 2022 included a discrete tax charge of $1.0 million resulting from the true-up of a deferred tax item partially offset by a discrete tax benefit from the adjustment to a provision based on the finalization of prior year tax returns. The year ended December 31, 2021 included a net discrete tax charge primarily resulting from the revaluation of U.S. and foreign deferred tax liabilities.

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

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The amount of income taxes we pay are subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental. We assess our income tax positions, and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. We recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2022, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2014 onward.

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

We attempt to net individual exposures, when feasible, taking advantage of natural offsets. In addition, we employ or may employ interest rate, commodity and foreign currency financial instruments for the purpose of hedging certain specifically identified interest rate, commodity, and currency exposures. The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in interest rates, commodities and currency exchange rates but does not eliminate such risks. We do not use financial instruments for trading or speculative purposes.

Interest Rate Risks

A portion of our long-term debt bears interest at variable rates. From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt. These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates. Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2022 of $36.5 million would not be materially impacted.

Foreign Currency Exchange Risks

We operated thirteen manufacturing facilities in Europe, Asia and Africa which generated approximately 48% of our 2022 consolidated net sales. Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound sterling, and the Euro. We also conduct business and sell products to customers throughout the world. Most of the sales in these countries are denominated in U.S. dollars and they have local currency expenses. Currency risk for the Asia and Africa locations is not considered material.

In 2022, our European subsidiaries had third-party sales of $0.8 billion of which approximately 67% were denominated in U.S. dollars, 32% were denominated in Euros and 1% were denominated in British pounds sterling. While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability. For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars, but do not affect the profitability of the subsidiary in its functional currency. The value of our investments in these countries could be impacted by changes in currency exchange rates over time and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2022 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis includes all of our foreign currency hedge contracts. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have an approximately $1.6 million impact on our 2022 operating income. However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the British pound sterling) continues and new hedges are layered in at the adverse rate, the impact would be more significant. For example, had we not had any hedges in place for 2022, a 10% adverse movement would have reduced our operating income by approximately $24.2 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2025. The aggregate notional amount of these contracts was $503.3 million at December 31, 2022. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the three years ended December 31, 2022, hedge ineffectiveness was immaterial. Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report that appears on page 43.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hexcel Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hexcel Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2023 expressed an unqualified opinion thereon.

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

Valuation of deferred tax assets
Description of the Matter

At December 31, 2022, the Company had deferred tax assets related to deductible temporary differences and carryforwards of $161.7 million, which is net of a $8.3 million valuation allowance. As explained in Notes 1 and 9 of the consolidated financial statements, the determination of the required valuation allowance and the amount, if any, of deferred tax assets to be recognized involves significant estimates regarding the timing and amount of future taxable income in certain jurisdictions.

Management’s analysis of the realizability of its deferred tax assets was significant to our audit because the amounts and disclosures are material to the financial statements and involved subjective estimation and audit judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to deferred tax assets, including controls over management’s estimates related to the realizability of deferred tax assets.

Among other audit procedures performed, we evaluated the Company’s assessment of the realizability of deferred tax assets and the resultant valuation allowance including management’s estimates of future taxable income in certain jurisdictions. We compared management’s estimates of future taxable income with current industry and economic trends, the actual results of prior periods, and other forecasted financial information prepared by the Company. We have evaluated the Company’s income tax disclosures included in Notes 1 and 9 related to the realizability of deferred tax assets and the resultant valuation allowance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Stamford, Connecticut

February 8, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hexcel Corporation

Opinion on Internal Control over Financial Reporting

We have audited Hexcel Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 8, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

February 8, 2023

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$112.0	$127.7
Accounts receivable, net	222.7	160.3
Inventories	319.3	245.7
Contract assets	32.0	30.5
Prepaid expenses and other current assets	38.9	39.5
Assets held for sale	9.5	12.6
Total current assets	734.4	616.3

Property, plant and equipment	3,087.9	3,110.0
Less accumulated depreciation	(1,430.1)	(1,363.9)
Property, plant and equipment, net	1,657.8	1,746.1

Goodwill and other intangible assets	256.0	267.5
Investments in affiliated companies	47.6	44.6
Other assets	141.5	144.9
Total assets	$2,837.3	$2,819.4

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.2	$0.9
Accounts payable	155.5	113.2
Accrued compensation and benefits	69.6	54.4
Financial instruments	22.0	5.7
Accrued liabilities	82.5	73.4
Total current liabilities	329.8	247.6

Long-term debt	723.3	822.4
Retirement obligations	42.7	52.6
Deferred income taxes	126.4	140.0
Other non-current liabilities	60.9	71.3
Total liabilities	1,283.1	1,333.9

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 110.4 shares and 110.1 shares issued at December 31, 2022 and 2021, respectively	1.1	1.1
Additional paid-in capital	905.0	878.6
Retained earnings	2,104.9	2,012.5
Accumulated other comprehensive loss	(174.4)	(126.5)
	2,836.6	2,765.7
Less – Treasury stock, at cost, 26.2 shares at December 31, 2022 and 26.1 shares at December 31, 2021	(1,282.4)	(1,280.2)
Total stockholders' equity	1,554.2	1,485.5
Total liabilities and stockholders' equity	$2,837.3	$2,819.4

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2022	2021	2020
Net sales	$1,577.7	$1,324.7	$1,502.4
Cost of sales	1,220.6	1,074.6	1,262.7
Gross margin	357.1	250.1	239.7
Selling, general and administrative expenses	148.0	135.0	121.1
Research and technology expenses	45.8	45.1	46.6
Other operating (income) expense	(11.9)	18.2	57.9
Operating income	175.2	51.8	14.1
Interest expense, net	36.2	38.3	41.8
Other income	(10.8)	(8.5)	—
Income (loss) before income taxes, and equity in earnings from affiliated companies	149.8	22.0	(27.7)
Income tax expense (benefit)	31.6	5.9	(61.0)
Income before equity in earnings	118.2	16.1	33.3
Equity in earnings (losses) from affiliated companies	8.1	-	(1.6)
Net income	$126.3	$16.1	$31.7

Basic net income per common share:	$1.50	$0.19	$0.38

Diluted net income per common share:	$1.49	$0.19	$0.38

Weighted-average common shares:
Basic	84.4	84.1	83.8
Diluted	85.0	84.6	84.0

Hexcel Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31,

(In millions)	2022	2021	2020
Net Income	$126.3	$16.1	$31.7
Currency translation adjustments	(48.2)	(26.9)	54.6
Net unrealized pension and other benefit actuarial loss and prior service credits (net of tax)	12.6	(21.3)	(18.0)
Net unrealized (loss) gain on financial instruments (net of tax)	(12.3)	(18.7)	22.5
Total other comprehensive (loss) income	(47.9)	(66.9)	59.1
Comprehensive income (loss)	$78.4	$(50.8)	$90.8

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2022, 2021 and 2020

	Common Stock			Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2019	$1.1	$829.9	$1,978.9	$(118.7)	$(1,245.1)	$1,446.1
Net income	—	—	31.7	—	—	31.7
Dividends on common stock ($0.17 per share)	—	—	(14.2)	—	—	(14.2)
Change in other comprehensive income – net of tax	—	—	—	59.1	—	59.1
Stock-based activity	—	19.8	—	—	—	19.8
Acquisition of treasury stock	—	—	—	—	(32.3)	(32.3)
Balance, December 31, 2020	$1.1	$849.7	$1,996.4	$(59.6)	$(1,277.4)	$1,510.2
Net income	—	—	16.1	—	—	16.1
Change in other comprehensive (loss) – net of tax	—	—	—	(66.9)	—	(66.9)
Stock-based activity	—	28.9	—	—	(2.8)	26.1
Balance, December 31, 2021	$1.1	$878.6	$2,012.5	$(126.5)	$(1,280.2)	$1,485.5
Net income	—	—	126.3	—	—	126.3
Dividends on common stock ($0.40 per share)	—	—	(33.9)	—	—	(33.9)
Change in other comprehensive (loss) – net of tax	—	—	—	(47.9)	—	(47.9)
Stock-based activity	—	26.4	—	—	(2.2)	24.2
Year Ended December 31, 2022	$1.1	$905.0	$2,104.9	$(174.4)	$(1,282.4)	$1,554.2

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2022	2021	2020
Cash flows from operating activities
Net income	$126.3	$16.1	$31.7
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	126.2	138.0	140.9
Amortization of deferred financing costs and debt discount	0.7	3.1	1.2
Deferred income taxes	(3.1)	(2.6)	(51.4)
Equity in earnings from affiliated companies	(8.1)	—	1.6
Stock-based compensation	20.0	19.0	15.4
Merger and restructuring expenses, net of payments	(0.7)	(5.6)	23.0
Gain on sale of assets	(19.4)	—	—
Impairment of assets	1.6	—	—
Gain on sale of investments	(0.3)	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(62.8)	(40.7)	110.0
(Increase) decrease in inventories	(82.4)	(40.4)	129.4
(Increase) decrease in prepaid expenses and other current assets	(8.3)	13.0	11.2
Increase (decrease) in accounts payable/accrued liabilities	80.8	49.8	(134.1)
Other – net	2.6	2.0	(14.6)
Net cash provided by operating activities	173.1	151.7	264.3
Cash flows from investing activities
Capital expenditures	(76.3)	(27.9)	(50.6)
Proceeds from sale of assets	21.2	—	—
Proceeds from sale of investments	0.5	—	—
Net cash used for investing activities	(54.6)	(27.9)	(50.6)
Cash flows from financing activities
Repayments of Euro term loan	—	—	(49.9)
Borrowing from senior unsecured credit facility - 2024	50.0	—	422.0
Repayment of senior unsecured credit facility - 2024	(150.0)	(103.0)	(507.0)
Repayment of finance lease obligation and other debt, net	(0.6)	(0.9)	(0.2)
Issuance costs related to senior credit facility	—	—	(1.3)
Dividends paid	(33.7)	—	(14.2)
Repurchase of stock	—	—	(24.6)
Activity under stock plans	4.3	7.1	(3.3)
Net cash used for financing activities	(130.0)	(96.8)	(178.5)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(2.6)	3.7
Net increase in cash and cash equivalents	(15.7)	24.4	38.9
Cash and cash equivalents at beginning of period	127.7	103.3	64.4
Cash and cash equivalents at end of period	$112.0	$127.7	$103.3

Supplemental data:
Cash paid during the year for:
Interest, net of capitalized interest	$35.4	$36.1	$41.6
Income Taxes	$35.9	$1.2	$(0.2)
Accrual basis additions to property, plant and equipment	$69.8	$41.4	$42.5

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries after elimination of all intercompany accounts, transactions, and profits. At December 31, 2022, we had a 50% equity ownership investment in the joint venture described above which is accounted for using the equity method of accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and are in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is December 31. Unless otherwise stated, all years and dates refer to our fiscal year.

In November 2020, we closed our wind energy prepreg production facility in Windsor, Colorado and as a result, certain plant assets to be sold have been recorded in “Assets held for sale” in the Consolidated Balance Sheets at both December 31, 2022 and 2021. During the year ended December 31, 2022, we reduced the carrying value of the Windsor facility by approximately $3 million which was recorded in "Other operating (income) expense" on the Consolidated Statements of Operations.

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

Leases

The Company regularly enters into operating leases for certain buildings, equipment, parcels of land, and vehicles and accounts for such leases under the provisions of Accounting Standards Codification (“ASC”) 842, accounting for leases. Accordingly, we capitalize all agreements with terms for more than one year, where a right of use asset was identified. Generally, amounts capitalized represent the present value of minimum lease payments over the term, and the duration is equivalent to the base agreement, however, management uses certain assumptions when determining the value and duration of leases. These assumptions include, but are not limited to, the probability of renewing a lease term, certain future events impacting lease payments, as well as fair values not explicit in an agreement. Such assumptions impacted the duration of many of our building leases, as well as certain of our equipment leases. In addition, we elected certain expedients, such as the election to capitalize lease and non-lease components of an agreement as a single component for purposes of simplicity, with the exception of those related to equipment and machinery.

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

Software Development Costs

Costs incurred to develop software for internal use are accounted for under ASC 350-40, “Internal-Use Software.” All costs relating to the preliminary project stage and the post-implementation/operation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the useful life of the software, which can range from three to ten years. The amortization of capitalized costs commences after the software has been tested and is placed into operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable. Two customers and their related subcontractors accounted for approximately 51% of our annual net sales in 2022, 49% in 2021 and 52% in 2020. Refer to Note 18 for further information on significant customers. We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other financial information.

Derivative Financial Instruments

We use various financial instruments, including foreign currency forward exchange contracts, commodity, and interest rate agreements, to manage our exposure to market fluctuations by generating cash flows that offset, in relation to their amount and timing, the cash flows of certain foreign currency denominated transactions, commodities or underlying debt instruments. We mark our foreign exchange forward contracts to fair value. When the derivatives qualify, we designate our foreign currency forward exchange contracts as cash flow hedges against forecasted foreign currency denominated transactions and report the changes in fair value of the instruments in “accumulated other comprehensive loss” until the underlying hedged transactions affect income. We designate our interest rate agreements as fair value or cash flow hedges against specific debt instruments and recognize interest differentials as adjustments to interest expense as the differentials may occur; the fair value of the interest rate swaps is recorded in other assets or other non-current liabilities with a corresponding amount to “accumulated other comprehensive loss”. We do not use financial instruments for trading or speculative purposes.

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

Note 2 — Inventories

	December 31,
(In millions)	2022	2021
Raw materials	$153.3	$113.7
Work in progress	42.8	41.0
Finished goods	123.2	91.0
Total inventory	$319.3	$245.7

Note 3— Accounts Receivable

	December 31,
(In millions)	2022	2021
Accounts receivable	$223.1	$160.9
Allowance for doubtful accounts	(0.4)	(0.6)
Accounts receivable, net	$222.7	$160.3

Bad debt expense was immaterial for all years presented.

Note 4 — Net Property, Plant and Equipment

	December 31,
(In millions)	2022	2021
Land	$106.9	$109.2
Buildings	656.2	671.8
Equipment	2,029.3	2,076.7
Construction in progress	290.0	246.6
Finance lease	5.5	5.7
Property, plant and equipment	3,087.9	3,110.0
Less accumulated depreciation	(1,430.1)	(1,363.9)
Net property, plant and equipment	$1,657.8	$1,746.1

Depreciation expense related to property, plant and equipment for the years ended December 31, 2022, 2021 and 2020, was $119.4 million, $131.0 million and $133.9 million, respectively. Capitalized interest of $12.3 million, $12.8 million, and $13.4 million for 2022, 2021 and 2020, respectively, was included in construction in progress. Capitalized costs associated with software developed for internal use were not material for 2022, 2021 and 2020.

Note 5 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2022 and 2021, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2020	$98.7	$179.1	$277.8
Amortization expense	(2.0)	(5.0)	(7.0)
Currency translation adjustments and other	(3.3)	—	(3.3)
Balance as of December 31, 2021	$93.4	$174.1	$267.5
Amortization expense	(1.8)	(5.0)	(6.8)
Currency translation adjustments and other	(4.7)	—	(4.7)
Balance as of December 31, 2022	$86.9	$169.1	$256.0

We performed our annual impairment review of goodwill as of November 30, 2022 and determined that it was more likely than not that the fair values of our reporting units are above their carrying values and that no impairment exists. The goodwill and intangible asset balances as of December 31, 2022 included $3.6 million of indefinite-lived intangible assets, $65.4 million of a definite-lived intangible asset (net of accumulated amortization of $33.1 million) and $187.0 million of goodwill. Of the $187.0 million of goodwill, $71.6 million is allocated to the Composite Materials segment and $115.4 million to the Engineered Products segment.

The weighted average remaining life of the finite lived intangible assets is 11 years. Amortization related to the definite lived intangible assets for the next five years and thereafter is as follows:

(In millions)
2023	$6.8
2024	6.5
2025	6.5
2026	6.5
2027	6.3
Thereafter	32.8
Total	$65.4

Note 6– Debt

	December 31,	December 31,
(In millions)	2022	2021
Current portion of finance lease	$0.2	$0.9
Current portion of debt	0.2	0.9

Senior unsecured credit facility	25.0	125.0
4.7% senior notes — due 2025	300.0	300.0
3.95% senior notes — due 2027	400.0	400.0
Senior notes — original issue discount	(0.9)	(1.2)
Senior notes — deferred financing costs	(2.2)	(2.9)
Non-current portion of finance leases and other	1.4	1.5
Long-term debt	723.3	822.4
Total debt	$723.5	$823.3

Senior Unsecured Credit Facility

In June 2019, the Company refinanced its senior unsecured credit facility (the "Facility”), increasing borrowing capacity from $700 million to $1 billion. The maturity of the Facility is June 2024. The refinancing provides for a reduction in interest costs, as well as less restrictive covenants. The Facility agreement contains financial and other covenants, including, but not limited to customary restrictions on the incurrence of debt by our subsidiaries and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio. As defined in the Facility agreement, we are required to maintain a minimum interest coverage ratio of 3.50 (based on the ratio of earnings before interest tax depreciation and amortization, “EBITDA”, to interest expense). In addition, the maximum leverage ratio must not exceed 3.75 (based on the ratio of total debt to EBITDA) with a step up to 4.25 allowed following certain acquisitions. The Facility agreement contains other customary terms and conditions such as representations and warranties, additional covenants and events of default. As of December 31, 2022, total borrowings under the Facility were $25 million. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of December 31, 2022, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $725 million. The weighted average interest rate for the Facility was 4.7% for the year ended December 31, 2022. The balance of unamortized deferred financing costs related to the Facility was $0.8 million at December 31, 2022 and $1.7 million at December 31, 2021.

In September 2020, we amended the Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period. On January 28, 2021, we further amended the Facility agreement (the “Second Amendment”) to provide that, from January 28, 2021 through and including March 31, 2022, we would not be subject to a maximum leverage ratio covenant but instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Additionally, during such period, the Company was subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees would be increased; the incremental facility would not be available; and if the Company’s public debt rating was downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we would be required to grant liens on certain of our assets, which liens would be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s. In addition, the Second Amendment provided that the Company would not be subject to an interest coverage ratio covenant until the test period ending December 31, 2021 and revolving commitments under the Facility were reduced from $1 billion to $750 million. As of April 1, 2022, the original terms and conditions to the Facility agreement were reinstated except that the amount of the lender's commitment remained at $750 million. Share repurchases restrictions that had been in effect per the Second Amendment expired on March 31, 2022. As of December 31, 2022, we were in compliance with all debt covenants.

3.95% Senior Notes

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for 2022 was 4.11% inclusive of approximately a 0.25% benefit of treasury locks. The fair value of the senior notes due in 2027 based on quoted prices utilizing Level 2 inputs (as defined in Note 19) was $370.8 million at December 31, 2022. The balance of unamortized deferred financing costs and debt discount related to the senior notes was $2.2 million at December 31, 2022 and $2.8 million at December 31, 2021.

4.7% Senior Notes

In 2015, the Company issued $300.0 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%. The effective interest rate for 2022 was 5.07%. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The fair value of the senior notes based on quoted prices utilizing Level 2 inputs was $293.3 million at December 31, 2022. The balance for unamortized deferred financing costs and debt discount related to the senior notes was $0.9 million at December 31, 2022 and $1.3 million at December 31, 2021.

Note 7 — Leases

At December 31, 2022, we had approximately $49.6 million of right of use assets recorded in non-current other assets, and $49.6 million of related liabilities, $39.4 million of which was included in other non-current liabilities with the current portion of $10.2 million included in accrued liabilities. The weighted average of the remaining lease terms was approximately 7 years. We discount the future lease payments of our leases using the prevailing rates extended to us by our lenders relevant to the period of inception. These rates are comprised of LIBOR plus a stated spread less a component related to collateralization. The rates are relative to the duration of the lease at inception and the country of origin. The weighted average interest rate used in calculating the fair values listed above was 3.3%.

The following table lists the schedule of future undiscounted cash payments related to right of use assets by year:

(In millions)
2023	$10.2
2024	9.6
2025	7.5
2026	7.0
2027	6.8
Thereafter	16.5
Total lease payments	57.6
Less: Imputed interest	(8.0)
Present value of lease payments	$49.6

Operating lease expense recognized during the year ended December 31, 2022, 2021 and 2020, was $15.2 million, $15.3 million and $16.2 million, respectively. Expense related to operating leases which have a duration of a year or less were not material. Expenses for finance leases for the years ended December 31, 2022, 2021 and 2020 were not material.

(In millions)	Balance Sheet Classification	2022	2021
Operating lease ROU assets	Other assets	$49.6	$50.7

Operating lease current liabilities	Accrued liabilities	10.2	10.4
Operating lease long-term liabilities	Other non-current liabilities	39.4	40.3
Total operating lease liabilities		$49.6	$50.7

Finance lease, gross	Property, plant & equipment, net	5.5	5.7
Finance lease accumulated depreciation	Property, plant & equipment, net	1.2	0.4
Finance lease, net		$4.3	$5.3

Finance lease current liabilities	Accrued liabilities	0.2	0.9
Finance lease long-term liabilities	Long-term debt	0.2	0.4
Total finance lease liabilities		$0.4	$1.3

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments. The rate of compensation increases for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation. For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates. Retirement and termination rates are based primarily on actual plan experience. The mortality table used for the U.S. plans is based on the Pri-2012 White Collar Healthy Annuitant Mortality Table with Improvement Scale MP-2021 and for the U.K. Plan the S2PXA base table with future improvements in line with the CMI 2021 projection model with a long-term trend rate of 1.25% p. a.

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

U.S. Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former U.S. employees that are funded as benefits are incurred. Under the provisions of these plans, we expect to contribute approximately $0.7 million in 2023 to cover unfunded benefits.

Multi-Employer Plan

The Company is party to a multi-employer pension plan covering certain U.S. employees with union affiliations. The plan is the Western Metal Industry Pension Fund, (“the Plan”). The Plan’s employer identification number is 91-6033499; the Plan number is 001. In 2022, 2021 and 2020 the Plan reported Hexcel Corporation as being an employer that contributed greater than 5% of the Plan’s total contributions. The collective bargaining agreement was renewed on November 20, 2020 retroactively to October 1, 2020 for a five-year term. The Plan has been listed in “critical status” and has been operating in accordance with a Rehabilitation Plan since 2010. The Plan, as amended under the Rehabilitation Plan, reduced the adjustable benefits of the participants, and levied a surcharge on employer contributions. The Company contributed $1.5 million in 2022, $2.1 million in 2021 and $2.0 million in 2020. We expect the Company’s contribution to be approximately $1.5 million in 2023 and remain at that level over the remaining term.

U.S. Retirement Savings Plan

Under the retirement savings plan, eligible U.S. employees can contribute up to 75% of their annual compensation to an individual 401(k) retirement savings account. The Company makes matching contributions equal to 50% of employee contributions, not to exceed 3% of employee compensation each year. We also contribute an additional 2% to 4% of each eligible U.S. employee’s salary to an individual 401(k) retirement savings account. This increases the maximum contribution to individual U.S. employee savings accounts to between 5% and 7% per year before any profit-sharing contributions that are made when we meet or exceed certain performance targets that are set annually. These profit-sharing contributions are made at the Company’s discretion and are targeted at 3% of an eligible U.S. employee’s pay, with a maximum of 4.5%. In April 2020, the matching contributions were suspended as a result of the impact of COVID-19 impact, however, as of January 1, 2021 they were reinstated for all eligible employees.

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees. Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996. Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred. Under the provisions of these plans, we expect to contribute approximately $0.2 million in 2023 to cover unfunded benefits.

Non-Qualified Deferred Compensation Plan

Under the deferred compensation plan, eligible U.S. employees may make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. We match 50% of a participant’s contributions up to 6% of the participants excess compensation pay as well as provide the same fixed and profit-sharing contributions as provided under the 401(k) plan. In April 2020, the matching contributions were suspended as a result of the impact of COVID-19, however, as of January 1, 2021 they have been reinstated for all eligible employees.

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

European Defined Benefit Retirement Plans

We have defined benefit retirement plans in the United Kingdom, Belgium, France, and Austria covering certain employees of our subsidiaries in those countries. The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan. The total assets in the U.K. Plan were held in a variety of investments. Equity investments and growth fund investments are made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets. In 2021, the plan bought insurance policies through the same insurer, referred to as a buy-in, which immunized the full amount of the liability. Liability driven investments are made to further reduce balance sheet volatility. As a result of an annual review of historical returns and market trends, and the insurance policy, the expected long-term weighted average rate of return for the U.K. Plan for the 2023 plan year will be 0.95% and 3.0% for the other European plans as a group.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our retirement savings plans for the three years ended December 31, 2022 is detailed in the table below.

(In millions)	2022	2021	2020
Defined benefit retirement plans	$5.7	$2.6	$0.1
Union sponsored multi-employer pension plan	1.3	1.8	2.0
Retirement savings plans-matching contributions	9.6	8.0	5.9
Retirement savings plans-profit sharing contributions	5.3	5.4	2.7
Net periodic expense	$21.9	$17.8	$10.7

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2022, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2022	2021	2020	2022	2021	2020
Service cost	$1.2	$1.1	$1.2	$0.7	$0.9	$1.1
Interest cost	0.4	0.2	0.5	2.1	2.2	3.5
Expected return on plan assets	—	—	—	(2.1)	(3.6)	(6.9)
Net amortization	1.0	0.8	0.3	2.1	1.1	0.4
Net periodic pension cost (income)	$2.6	$2.1	$2.0	$2.8	$0.6	$(1.9)

(In millions)
U.S. Postretirement Plans	2022	2021	2020
Interest cost	$-	$-	$0.1
Net amortization and deferral	(1.1)	(0.8)	(1.0)
Net periodic postretirement benefit income	$(1.1)	$(0.8)	$(0.9)

	Defined Benefit Retirement Plans
(In millions)	U.S. Plans			European Plans				Postretirement Plans
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss	2022	2021	2020	2022	2021		2020	2022	2021	2020
Net loss (gain)	$(2.3)	$(0.7)	$1.6	$(4.3)	$29.4	$	$20.2	$(0.5)	$(0.7)	$(0.5)
Amortization of actuarial (losses) gains	(0.8)	—	—	(2.1)	(1.3)		(0.5)	1.1	0.8	1.0
Prior service cost	0.1	—	—	—	—		—	—	—	—
Effect of foreign exchange	—	—	—	(8.3)	(1.2)		1.7	—	—	—
Total recognized in other comprehensive income (loss), (pre-tax)	$(3.0)	$(0.7)	$1.6	$(14.7)	$26.9		$21.4	$0.6	$0.1	$0.5

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2022 and 2021, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation - beginning of year	$24.0	$23.3	$240.6	$220.9	$1.8	$2.6
Service cost	1.2	1.1	0.7	0.9	—	—
Interest cost	0.4	0.2	2.1	2.2	—	—
Plan participants’ contributions	—	—	—	—	—	—
Actuarial loss (gain)	(2.3)	—	(85.8)	30.6	(0.5)	(0.7)
Plan amendments and acquisitions	0.2	—	—	—	—	—
Curtailments and settlements	(2.9)	—	(0.1)	(3.1)	—	—
Benefits and expenses paid	(0.7)	(0.6)	(5.9)	(6.7)	(0.1)	(0.1)
Currency translation adjustments	—	—	(22.8)	(4.2)	—	—
Benefit obligation - end of year	$19.9	$24.0	$128.8	$240.6	$1.2	$1.8
Change in plan assets:
Fair value of plan assets - beginning of year	$—	$—	$231.4	$233.8	$—	$—
Actual return on plan assets	—	—	(81.5)	4.8	—	—
Employer contributions	3.6	0.6	0.7	5.3	0.1	0.1
Plan participants’ contributions	—	—	—	—	—	—
Benefits and expenses paid	(0.6)	(0.6)	(5.9)	(6.7)	(0.1)	(0.1)
Curtailments and settlements	(3.0)	—	(0.1)	(3.1)	—	—
Currency translation adjustments	—	—	(22.5)	(2.7)	—	—
Fair value of plan assets - end of year	$—	$—	$122.1	$231.4	$—	$—
Amounts recognized in Consolidated Balance Sheets:
Non-current assets	$—	$—	$5.6	$6.9	$—	$—
Current liabilities	$1.4	$2.7	$0.1	$0.2	$0.2	$0.3
Non-current liabilities	18.5	21.3	12.1	15.8	1.0	1.5
Total liabilities (a)	$19.9	$24.0	$12.2	$16.0	$1.2	$1.8
Amounts recognized in Accumulated Other Comprehensive Loss:
Actuarial net (loss) gain	$(0.7)	$(3.9)	$64.6	$(77.0)	$0.9	$1.5
Prior service cost	(0.1)	—	1.1	(1.3)	—	—
Total amounts recognized in accumulated other comprehensive loss	$(0.8)	$(3.9)	$65.7	$(78.3)	$0.9	$1.5

(a) The current and non-current portions of the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans are included within “accrued compensation and benefits” and “retirement obligations”, respectively, in the accompanying consolidated balance sheets.

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2022. All costs related to our pensions are included as a component of operating income in our Consolidated Statements of Operations. For the years ended December 31, 2022, 2021 and 2020 amounts unrelated to service costs were a benefit of $2.4 million, $0.1 million and $3.1 million, respectively.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $19.8 million and $23.6 million as of December 31, 2022 and 2021, respectively. Excluding the U.K. Plan, the European plans’ ABO exceeded plan assets as of December 31, 2022 and 2021 by $12.2 million and $16.1 million, respectively. The ABO for these plans was $16.3 million and $20.7 million as of December 31, 2022 and 2021, respectively. The U.K. Plan is overfunded; the ABO of this plan was $112.3 million and $219.9 million at December 31, 2022 and 2021 respectively. The fair value of the U.K. Plan assets was $117.9 million and $226.8 million at December 31, 2022 and 2021, respectively.

Benefit payments for the plans are expected to be as follows:

		European	Postretirement
(In millions)	U.S. Plans	Plans	Plans
2023	$1.4	$5.0	$0.3
2024	15.9	6.3	0.3
2025	0.7	5.9	0.3
2026	0.6	7.2	0.2
2027	0.6	7.0	0.2
2028-2032	1.9	38.6	0.5
	$21.1	$70.0	$1.8

Fair Values of Pension Assets

The following table presents pension assets measured at fair value at December 31, 2022 and 2021 utilizing the fair value hierarchy discussed in Note 19:

		Fair Value Measurements at
(In millions)	December 31,	December 31, 2022
Description	2022	Level 1	Level 2	Level 3
Insurance contracts	$112.9	—	—	$112.9
Index linked gilts	0.8	—	0.8	—
Diversified investment funds	8.1	—	6.3	1.8
Cash and cash equivalents	0.3	0.3	—	—
Total assets	$122.1	$0.3	$7.1	$114.7

		Fair Value Measurements at
	December 31,	December 31, 2021
Description	2021	Level 1	Level 2	Level 3
Insurance contracts	$218.0	—	—	$218.0
Index linked gilts	1.2	—	1.2	—
Diversified investment funds	10.2	—	7.9	2.3
Cash and cash equivalents	2.0	2.0	—	—
Total assets	$231.4	$2.0	$9.1	$220.3

The U.K. Plan invests funds which are not exchange listed and are, therefore, classified as Level 3.

	Balance at	Actual	Purchases,	Changes due	Balance at
(In millions)	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2022	plan assets	settlements	rates	2022
Diversified investment funds	$2.3	$(0.2)	$(0.2)	$(0.1)	$1.8
Insurance contracts	218.0	(78.6)	(5.3)	(21.2)	112.9
Total level 3 assets	$220.3	$(78.8)	$(5.5)	$(21.3)	$114.7

	Balance at	Actual	Purchases,	Changes due	Balance at
	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2021	plan assets	settlements	rates	2021
Diversified investment funds	$2.5	$0.1	$(0.2)	$(0.1)	$2.3
Insurance contracts	94.9	(12.7)	139.1	(3.3)	218.0
Total level 3 assets	$97.4	$(12.6)	$138.9	$(3.4)	$220.3

The insurance contracts in the U.K. provides guaranteed income equal to the benefit payments for the membership underwritten by the policy. This provides protection against interest rate movements, inflation, market fluctuations as well as member longevity.

Insurance contracts outside of the U.K. contain a minimum guaranteed return. The insurance contracts are Level 3 investments and are valued using unobservable inputs that are based on the best information available. The fair value of the assets is equal to the total amount of all individual technical reserves plus the non-allocated employer’s financing fund reserves at the valuation date. The individual technical and financing fund reserves are equal to the accumulated paid contributions taking into account the insurance tariffication and any allocated profit-sharing return.

The index-linked gilt allocation provides a partial interest rate and inflation rate hedge against the valuation of the liabilities.

The diversified investment funds represent plan assets invested in a Pensionskasse (an Austrian multi-employer pension fund). The main holdings consist of equity, bonds, real estate and bank deposits.

The actual allocations for the pension assets at December 31, 2022 and 2021, and target allocations by asset class, are as follows:

	Percentage	Target	Percentage	Target
	of Plan Assets	Allocations	of Plan Assets	Allocations
Asset Class	2022	2022	2021	2021
Diversified growth funds	5.2%	5.2%	3.4%	3.4%
Index linked gilts	0.6	0.6	0.6	0.6
Diversified investment funds	1.5	1.5	1.0	1.0
Insurance contracts	92.5	92.5	94.2	94.2
Cash and cash equivalents	0.2	0.2	0.8	0.8
Total	100%	100%	100%	100%

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

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2022, 2021 and 2020 are shown in the following table. These year-end values are the basis for determining net periodic costs for the following year.

	2022	2021	2020
U.S. defined benefit retirement plans:
Discount rates	5.0% - 5.1%	1.0% - 2.4%	0.4% - 1.8%
Rate of increase in compensation	3%	3%	3%
European defined benefit retirement plans:
Discount rates	3.1% - 3.95%	0.3% - 0.95%	0.00% - 1.45%
Rates of increase in compensation	3.2%-3.5%	3.0%	2.75% - 3.0%
Expected long-term rates of return on plan assets	2.0% – 3.95%	0.95% – 3.0%	1.45% – 3.0%
Postretirement benefit plans:
Discount rates	2.0%	1.3%	1.3%

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2022 pension expense, and the impact on our retirement obligation as of December 31, 2022 for a one-percentage-point change in the discount rate:

	U.S. Non-Qualified	U.S. Retiree	U.K.
(In millions)	Pension Plans	Medical Plans	Retirement Plan
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	N/A	N/A	$(2.1)
Discount rate	$—	$—	$(0.5)
One-percentage-point decrease:
Expected long-term rate of return	$(0.1)	N/A	$2.1
Discount rate	$0.1	$—	$(0.1)
Retirement obligation
One-percentage-point increase in discount rate	$(0.4)	$(0.1)	$(18.1)
One-percentage-point decrease in discount rate	$0.4	$0.1	$22.9

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 6.5% for medical rates and are assumed to gradually decline to 4.75% by 2029.

Note 9 — Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2022, were as follows:

(In millions)	2022	2021	2020
Income before income taxes:
U.S.	$110.6	$21.7	$0.8
International	39.2	0.3	(28.5)
Total income (loss) before income taxes	$149.8	$22.0	$(27.7)

Income tax expense (benefit):
Current:
U.S.	$28.3	$5.4	$(11.3)
International	6.4	3.1	1.7
Current income tax expense (benefit)	34.7	8.5	(9.6)
Deferred:
U.S.	(8.9)	(2.3)	0.1
International	5.8	(0.3)	(51.5)
Deferred income tax benefit	(3.1)	(2.6)	(51.4)
Total income tax expense (benefit)	$31.6	$5.9	$(61.0)

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 21.0% to the effective income tax rate, for the year ended December 31, 2022, 2021 and 2020 is as follows:

(In millions)	2022	2021	2020
Provision (benefit) for taxes at U.S. federal statutory rate	$31.5	$4.6	$(5.8)
State and local taxes, net of federal benefit	0.6	(0.1)	(4.2)
Foreign effective rate differential	1.5	0.7	(1.9)
Tax credits	(4.3)	(3.5)	(3.0)
Change in valuation allowance	0.7	0.7	(39.5)
Remeasurement of deferred taxes	0.7	1.4	3.5
Excess tax benefits on stock-based compensation	(0.2)	(0.2)	(0.9)
Other	1.6	2.6	(4.3)
Decrease in reserves for uncertain tax positions	(0.5)	(0.3)	(4.9)
Total income tax expense (benefit)	$31.6	$5.9	$(61.0)

We do not provide for additional income or withholding taxes for any undistributed foreign earnings as we do not currently have any specific plans to repatriate funds from our international subsidiaries; however, we may do so in the future if a dividend can be remitted with no material tax impact. As of December 31, 2022, we have approximately $814.3 million of unremitted foreign earnings that we intend to keep indefinitely reinvested. Additionally, due to withholding tax, basis computations and other tax related considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2022 and 2021 are:

(In millions)	2022	2021
Assets
Net operating loss carryforwards	$89.7	$93.5
Capital loss carryforward	—	1.6
Tax credit carryforwards	9.2	10.3
Stock-based compensation	9.6	7.8
Other comprehensive income	21.4	21.1
Inventory reserves	10.5	11.5
Right of use liability	11.7	12.2
Capitalized research and development expenditures	9.8	—
Reserves and other	8.1	8.8
Subtotal	170.0	166.8
Valuation allowance	(8.3)	(7.6)
Total assets	$161.7	$159.2
Liabilities
Accelerated depreciation	(179.3)	(188.8)
Accelerated amortization	(18.3)	(17.3)
Right of use asset	(11.7)	(12.2)
Post-retirement obligations	(12.7)	(11.6)
Other	(8.2)	(0.2)
Total liabilities	(230.2)	$(230.1)
Net deferred tax liabilities	$(68.5)	$(70.9)

Deferred tax assets and deferred tax liabilities as presented in the Consolidated Balance Sheets as of December 31, 2022 and 2021 are as follows and are recorded in other assets and deferred income taxes in the Consolidated Balance Sheets:

(In millions)	2022	2021
Long-term deferred tax assets, net	$57.9	$69.1
Long-term deferred tax liability, net	(126.4)	(140.0)
Net deferred tax liabilities	$(68.5)	$(70.9)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The valuation allowance as of December 31, 2022 relates to certain U.S. and foreign tax attributes for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained. The valuation allowance increased by $0.7 million in 2022 primarily based on the current year movement of U.S. and foreign tax attributes. The valuation allowance as of December 31, 2021 related primarily to certain U.S. tax attributes for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained. The net change in the total valuation allowance for both years ended December 31, 2022 and 2021, was an increase of $0.7 million.

Although realization is not assured, we have concluded that it is more likely than not that the deferred tax assets, for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on the available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2022, we had tax credit carryforwards for U.S. and foreign tax purposes of $9.2 million available to offset future income taxes. These credits will begin to expire if not utilized in 2023. We also had net operating loss carryforwards for U.S. state and foreign income tax purposes of $4.9 million and $351.6 million, respectively, for which there were foreign valuation allowances of $8.4 million as of December 31, 2022. Our foreign net operating losses can be carried forward without limitation in Belgium, France, Luxembourg, and the U.K. We have a partial valuation allowance against certain foreign net operating losses for which the Company believes it is not more likely than not that the net operating losses will be utilized.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2022 relate to U.S. federal and various state jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits.

	Unrecognized Tax Benefits
(In millions)	2022	2021	2020
Balance as of January 1,	$9.7	$10.5	$18.1
Additions based on tax positions related to the current year	0.2	0.2	0.3
Reductions for tax positions of prior years	—	—	(7.9)
Expiration of the statute of limitations for the assessment of taxes	(7.4)	(1.0)	—
Balance as of December 31,	$2.5	$9.7	$10.5

We had unrecognized tax benefits of $2.5 million at December 31, 2022, of which $2.5 million, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the Consolidated Statements of Operations. The Company did not recognize any interest expense or penalties related to the above unrecognized tax benefits in 2022 and 2021. During 2020, we reversed $0.2 million of accrued interest related to unrecognized tax benefits. The Company had no accrued interest as of December 31, 2022 and 2021.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The U.S. federal tax returns have been audited through 2016. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years in major jurisdictions that remain open to examination are the U.S. (2019 onward for Federal purposes and 2018 onward for state purposes), Austria (2019 onward), Belgium (2016 onward), France (2019 onward), Spain (2018 onward) and the U.K. (2019 onward). We are currently under examination in certain foreign tax jurisdictions. .

As of December 31, 2022, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2014 onward. We believe it is reasonably possible that the total amount of unrecognized tax benefits disclosed as of December 31, 2022 may decrease by approximately $0.5 to $1.0 million in the fiscal year ending December 31, 2023 due to the expiration of statutes of limitation.

Note 10 — Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2022, 2021 and 2020 was as follows:

(Number of shares in millions)	2022	2021	2020
Common stock:
Balance, beginning of year	110.1	109.7	109.3
Activity under stock plans	0.3	0.4	0.4
Balance, end of year	110.4	110.1	109.7
Treasury stock:
Balance, beginning of year	26.1	26.1	25.7
Repurchased	0.1	—	0.4
Balance, end of year	26.2	26.1	26.1
Common stock outstanding	84.2	84.0	83.6

Under the 2018 Repurchase Plan, our Board authorized the repurchase of $500 million of the Company’s stock. During 2020, the Company spent $24.6 million to repurchase common stock. In response to the COVID-19 pandemic, in April 2020, we announced that we had suspended our dividend payments and stock repurchases. On January 27, 2022, the Company announced it was reinstating the dividend commencing with the first quarter of 2022. At December 31, 2022, we had $217.2 million remaining under the 2018 Repurchase Plan.

Dividends per share of common stock for 2022 and 2020 were $0.40 and $0.17 respectively. For the years ended December 31, 2022 and 2020, we paid $33.7 million and $14.2 million in dividends, respectively.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the years ended December 31, 2022, 2021 and 2020:

(In millions)	2022	2021	2020
Consolidated Net Sales	$1,577.7	$1,324.7	$1,502.4
Commercial Aerospace	911.8	668.2	822.3
Space & Defense	465.2	434.9	448.5
Industrial	200.7	221.6	231.6

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Consolidated Balance Sheets as a component of current assets. The activity related to contract assets is as follows:

	Composite	Engineered
(In millions)	Materials	Products	Total
Opening adjustment - January 1, 2020	$12.8	$39.9	$52.7
Net revenue billed	(5.0)	(4.6)	(9.6)
Balance at December 31, 2020	$7.8	$35.3	$43.1
Net revenue billed	(1.0)	(11.6)	(12.6)
Balance at December 31, 2021	6.8	23.7	30.5
Net revenue billed	2.3	(0.8)	1.5
Balance at December 31, 2022	$9.1	$22.9	$32.0

Contract assets as of December 31, 2022, will be billed and reclassified to accounts receivable during 2023. Accounts receivable, net, includes amounts billed to customers where the right to payment is unconditional.

Note 12 — Restructuring

We recognized restructuring charges of $7.6 million for the year ended December 31, 2022 primarily related to severance and asset impairments. Anticipated future cash payments as of December 31, 2022 were $5.4 million.

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

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2021	Charge	FX Impact	Paid	Non-Cash	2022
Employee termination	$9.0	$3.1	$(0.3)	$(6.4)	$—	$5.4
Impairment and other	—	4.5	—	(2.2)	(2.3)	—
Total	$9.0	$7.6	$(0.3)	$(8.6)	$(2.3)	$5.4

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2020	Charge	FX Impact	Paid	Non-Cash	2021
Employee termination	$14.2	$11.8	$(1.0)	$(16.0)	$—	$9.0
Impairment and other	—	7.0	—	(4.3)	(2.7)	—
Total	$14.2	$18.8	$(1.0)	$(20.3)	$(2.7)	$9.0

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2019	Charge	FX Impact	Paid	Non-Cash	2020
Employee termination	$1.6	$32.3	$0.1	$(20.6)	$0.8	$14.2
Impairment and other	—	10.5	—	(1.0)	(9.5)	—
Total	$1.6	$42.8	$0.1	$(21.6)	$(8.7)	$14.2

Note 13 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2022, 2021 and 2020:

(In millions)	2022	2021	2020
Non-qualified stock options	$5.4	$7.3	$6.8
Restricted stock, service based (“RSUs”)	7.2	7.7	8.4
Restricted stock, performance based (“PRSUs”)	6.7	3.6	(0.7)
Employee stock purchase plan	0.6	0.3	0.2
Stock-based compensation expense	$19.9	$18.9	$14.7
Tax benefit from stock exercised and converted during the period	$1.6	$2.5	$4.5

Non-Qualified Stock Options

Non-qualified stock options (“NQOs”) have been granted to our employees and directors under our stock compensation plan. Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2022 is as follows:

	Number of	Weighted-	Remaining
	Options	Average	Contractual Life
	(In millions)	Exercise Price	(in years)
Outstanding at December 31, 2019	1.3	$47.92	5.6
Options granted	0.5	$54.82	0.0
Options exercised	(0.2)	$32.18	0.0
Outstanding at December 31, 2020	1.6	$51.07	6.0
Options granted	0.4	$44.90	0.0
Options exercised	(0.3)	$38.03	0.0
Outstanding at December 31, 2021	1.7	$51.28	6.3
Options granted	0.2	$52.17	0.0
Options exercised	(0.1)	$37.99	0.0
Outstanding at December 31, 2022	1.8	$52.01	5.7

	Year Ended December 31,
(In millions, except weighted average exercise price)	2022	2021
Aggregate intrinsic value of outstanding options	$18.2	$10.6
Aggregate intrinsic value of exercisable options	$11.8	$5.9
Total intrinsic value of options exercised	$1.8	$4.5
Total number of options exercisable	1.2	1.0
Weighted average exercise price of options exercisable	$52.98	$51.56
Total unrecognized compensation cost on non-vested options (a)	$1.7	$2.7

(a)
Unrecognized compensation cost relates to non-vested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Risk-free interest rate	1.74%	0.58%	0.85%
Expected option life (in years)	6.03	5.99	5.96
Dividend yield	0.8%	1.5%	1.1%
Volatility	44.21%	49.65%	44.35%
Weighted-average fair value per option granted	$21.40	$18.12	$19.50

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

Restricted Stock Units — Service Based

As of December 31, 2022, a total of 479,497 shares of service based restricted stock units were outstanding, which vest based on years of service under the 2003 and 2013 incentive stock plans. RSUs are granted to key employees, executives, and directors of the Company. The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The total compensation expense related to awards granted to retirement-eligible employees is recognized on the grant date.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2022, 2021 and 2020:

	RSUs	Weighted-Average
	Number of (In millions)	Fair Value Grant Date
Outstanding at December 31, 2019	0.4	$48.06
RSUs granted	0.2	$51.51
RSUs issued	(0.1)	$51.82
Outstanding at December 31, 2020	0.5	$47.98
RSUs granted	0.1	$47.20
RSUs issued	(0.1)	$48.61
Outstanding at December 31, 2021	0.5	$47.46
RSUs granted	0.1	$53.51
RSUs issued	(0.1)	$54.63
Outstanding at December 31, 2022	0.5	$46.93

As of December 31, 2022, there was total unrecognized compensation cost related to non-vested RSUs of $5.7 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units — Performance Based

As of December 31, 2022, a total of 423,738 shares of performance based restricted stock units were outstanding under the 2003 and 2013 incentive stock plans. The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant. PRSUs are based on a three-year performance period. The stock-based compensation expense related to awards granted to retirement-eligible employees is expensed on the grant date and is trued up as projections change. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three year period. A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary, of the Company’s PRSU activity, at original grant amounts, for the years ended December 31,2022, 2021 and 2020:

		Weighted-
	Number of	Average
	PRSUs	Grant Date
	(In millions)	Fair Value
Outstanding at December 31, 2019	0.3	$60.48
PRSUs granted	0.1	$74.74
PRSUs issued	(0.1)	$50.50
PRSUs cancelled	-	$-
Outstanding at December 31, 2020	0.3	$68.77
PRSUs granted	0.2	$44.90
PRSUs issued	-	$50.50
PRSUs cancelled	(0.1)	$68.15
Outstanding at December 31, 2021	0.4	$57.19
PRSUs granted	0.1	$52.17
PRSUs issued	-	$-
PRSUs cancelled	(0.1)	$65.56
Outstanding at December 31, 2022	0.4	$53.71

As of December 31, 2022, there was total unrecognized compensation cost related to non-vested PRSUs of $2.3 million, which is to be recognized over the remaining vesting period ranging from one year to three years. The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2022, 2021 and 2020 cash received from stock option exercises was $3.0 million, $7.7 million and $3.3 million, respectively. We used $2.1 million, $1.8 million and $7.7 million in cash related to the shares withheld to satisfy employee tax obligations for RSUs and PRSUs converted during the years ended December 31, 2022, 2021 and 2020, respectively.

We classify the cash flows resulting from these tax benefits as financing cash flows. We either issue new shares of our common stock or utilize treasury shares upon the exercise of stock options or the conversion of stock units.

Shares Authorized for Grant

In 2019, an amendment to the Hexcel Corporation 2013 Incentive Stock Plan (the “Plan”) was adopted that increased the number of shares of the Company’s common stock authorized for issuance under the Plan by 3,300,000 shares. As of December 31, 2022, an aggregate of 3.0 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

The Company offers an ESPP, which allowed for eligible employees to contribute up to 10% of their base earnings, to a maximum of $25,000 in a calendar year, toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock. There were 74,664, 28,620 and 35,000 ESPP shares purchased in 2022, 2021 and 2020, respectively. The ESPP was suspended in April 2020 in response to the COVID pandemic, but was subsequently reinstated commencing with the third quarter of 2021.

Note 14 — Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2022, 2021 and 2020, are as follows:

(In millions, except per share data)	2022	2021	2020
Basic net income per common share:
Net income	$126.3	$16.1	$31.7
Weighted average common shares outstanding	84.4	84.1	83.8
Basic net income per common share	$1.50	$0.19	$0.38

Diluted net income per common share:
Weighted average common shares outstanding — Basic	84.4	84.1	83.8
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.3	0.1
Stock options	0.2	0.2	0.1
Weighted average common shares outstanding — Dilutive	85.0	84.6	84.0
Dilutive net income per common share	$1.49	$0.19	$0.38

Anti-dilutive shares outstanding, excluded from computation	0.8	0.6	0.9

Note 15 — Derivative Financial Instruments

Interest Rate Swap Agreements

At both December 31, 2022 and 2021, we had no interest rate swap agreements outstanding.

The Company had treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our senior unsecured notes. These hedges were designated as cash flow hedges, thus any change in fair value was recorded as a component of other comprehensive income (loss). As part of the issuance of our senior notes, we net settled these derivatives for $10 million in cash and the deferred gains recorded in other comprehensive income (loss) will be released to interest expense over the life of the senior notes. The effect of these settled treasury locks reduces the effective interest rate on the senior notes by approximately 0.25%.

Cross Currency and Interest Rate Swap Agreements

In November 2020 we entered into a cross currency and interest rate swap which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million at a fixed rate interest of 1.115%. The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million. The carrying value of the derivative at December 31, 2022 is a current asset of $6.2 million and a long-term asset of $10.1 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2025. The aggregate notional amount of these contracts was $503.3 million at December 31, 2022 and $316.4 million at December 31, 2021. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges was losses of $27.9 million, losses of $13.3 million and gains of $10.9 million, for the years ended December 31, 2022, 2021 and 2020, respectively, and are recorded in other comprehensive (loss) income. At December 31, 2022, $5.3 million of the carrying amount of these contracts was classified in assets ($1.9 million of which was recorded in prepaid expenses and other current assets) and $19.4 million as liabilities ($5.3 million of which is in other non-current liabilities) on the Consolidated Balance Sheets and $1.9 million of the carrying amount of these contracts was classified in assets ($1.7 million of which was recorded in prepaid expenses and other current assets) and $6.8 million as liabilities ($3.9 million of which is in other non-current liabilities) at December 31, 2021. During the years ended December 31, 2022 and 2021 the net impact for the hedges recognized in sales was a loss of $18.7 million and a gain of $5.2 million, respectively. For the three years ended December 31, 2022, 2021 and 2020, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the years ended December 31, 2022, 2021 and 2020, we recognized net foreign exchange gains of $3.3 million, $1.3 million, and $2.4 million, respectively, in the Consolidated Statements of Operations. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.7 million of current liabilities on our Consolidated Balance Sheets at December 31, 2022.

The activity, net of tax, in accumulated other comprehensive loss related to foreign currency forward exchange contracts for the years ended December 31, 2022, 2021 and 2020 was as follows:

(In millions)	2022	2021	2020
Unrealized (loss) gain at beginning of period, net of tax	$(3.5)	$10.6	$(8.4)
Loss (gain) reclassified to net sales	14.0	(4.0)	10.9
(Decrease) increase in fair value	(21.0)	(10.1)	8.1
Unrealized (loss) gain at end of period, net of taxes	$(10.5)	$(3.5)	$10.6

Unrealized losses of $12.2 million recorded in accumulated other comprehensive loss, net of tax of $2.8 million, as of December 31, 2022 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded. The impact of credit risk adjustments was immaterial for the three years.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of December 31, 2022, the Company had commodity swap agreements with a notional value of $26.8 million. The swaps mature monthly through December 2024. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was an asset of $0.5 million and a liability of $8.6 million (of which $1.4 million was recorded in long term liabilities) at December 31, 2022 and an asset of $0.9 million ($0.9 million of which was recorded in prepaid expenses and other current assets) and a liability of $2.3 million at December 31, 2021.

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

On December 16, 2022, the EPA lodged a Consent Decree with the U.S. District Court for the District of New Jersey requesting court approval of a $150 million settlement of the EPA’s CERCLA claims against Hexcel and 83 other PRPs for costs related to alleged contamination of the upper and lower portions of the Lower Passaic River. The 84 PRPs have collectively placed $150 million in escrow, pending District Court approval of the Consent Decree. The Consent Decree is subject to a public comment period and interested parties may have opportunities to provide additional evidence or make arguments in support or opposition to the Consent Decree. Hexcel is unable to estimate when or if the District Court will approve the Consent Decree.

Environmental remediation reserve activity for the three years ended December 31, was as follows:

(In millions)	2022	2021	2020
Beginning remediation accrual balance	$2.1	$2.4	$2.5
Current period expenses	—	—	—
Cash expenditures	(1.3)	(0.3)	(0.1)
Ending remediation accrual balance	$0.8	$2.1	$2.4

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of December 31, 2022 and December 31, 2021, our aggregate environmental related accruals were $0.8 million and $2.1 million, respectively. These amounts were included in non-current liabilities with the exception of $0.1 million at December 31, 2021 which was included in accrued liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

Warranty expense for the years ended December 31, 2022, 2021 and 2020 and accrued warranty cost, included in “other accrued liabilities” in the Consolidated Balance Sheets were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2019	$5.5
Warranty expense	1.7
Deductions and other	(4.6)
Balance as of December 31, 2020	$2.6
Warranty expense	2.0
Deductions and other	(2.1)
Balance as of December 31, 2021	$2.5
Warranty expense	3.3
Deductions and other	(2.7)
Balance as of December 31, 2022	$3.1

Purchase Obligations

At December 31, 2022, purchase commitments were $11.4 million for 2023, $11.7 million for 2024, $6.1 million for 2025, $2.5 million for 2026, $2.5 million for 2027, and $8.4 million thereafter.

Note 17 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the Consolidated Statements of Operations.

The components of accumulated other comprehensive loss as of December 31, 2022 and 2021 were as follows:

	Unrecognized Net Defined Benefit	Change in Fair Value of Derivatives	Foreign Currency
(In millions)	Plan Costs	Products	Translation	Total
Balance at December 31, 2020	$(40.4)	$15.6	$(34.8)	$(59.6)
Other comprehensive (loss) income before reclassifications	(22.0)	7.7	(26.9)	(41.2)
Amounts reclassified from accumulated other comprehensive loss	0.7	(26.4)	-	(25.7)
Other comprehensive loss	(21.3)	(18.7)	(26.9)	(66.9)
Balance at December 31, 2021	$(61.7)	$(3.1)	$(61.7)	$(126.5)
Other comprehensive income (loss) before reclassifications	10.7	(10.9)	(48.2)	(48.4)
Amounts reclassified from accumulated other comprehensive loss	1.9	(1.4)	—	0.5
Other comprehensive income (loss)	12.6	(12.3)	(48.2)	(47.9)
Balance at December 31, 2022	$(49.1)	$(15.4)	$(109.9)	$(174.4)

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$2.4	$1.9	$0.8	$0.7	$(1.0)	$(0.8)

Derivative Products
Foreign currency forward exchange contracts	18.7	14.0	(5.2)	(4.0)	14.5	11.0
Commodity swaps	2.0	1.5	(3.6)	(2.8)	5.5	4.2
Interest rate swaps	(21.9)	(16.9)	(25.6)	(19.6)	9.3	7.0
Total Derivative Products	$(1.2)	$(1.4)	$(34.4)	$(26.4)	$29.3	$22.2

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

The following table presents financial information on our segments as of December 31, 2022, 2021 and 2020 and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-party sales
2022	$1,279.7	$298.0	$—	$1,577.7
2021	1,019.4	305.3	—	1,324.7
2020	1,185.9	316.5	—	1,502.4
Intersegment sales
2022	$66.3	$2.8	$(69.1)	$—
2021	56.7	2.4	(59.1)	—
2020	53.9	2.5	(56.4)	—
Operating income (loss)
2022	$178.2	$36.6	$(39.6)	$175.2
2021	88.1	20.2	(56.5)	51.8
2020	60.7	9.4	(56.0)	14.1
Depreciation and amortization
2022	$112.0	$14.1	$0.1	$126.2
2021	123.4	14.5	0.1	138.0
2020	125.5	15.3	0.1	140.9
Equity in earnings (losses) from affiliated companies
2022	$—	$8.1	$—	$8.1
2021	(0.1)	0.2	(0.1)	-
2020	(0.3)	(1.1)	(0.2)	(1.6)
Other operating (income) expense
2022	$7.5	$—	$(19.4)	$(11.9)
2021	17.8	0.1	0.3	18.2
2020	32.10	9.8	16.00	57.9
Segment assets
2022	$2,269.4	$523.2	$44.7	$2,837.3
2021	2,258.2	475.6	85.6	2,819.4
2020	2,382.3	473.8	61.7	2,917.8
Investments in affiliated companies
2022	$1.5	$38.6	$7.5	$47.6
2021	1.7	35.3	7.6	44.6
2020	2.0	35.0	7.7	44.7
Accrual basis additions to property, plant and equipment
2022	$58.3	$11.4	$0.1	$69.8
2021	35.7	5.7	—	41.4
2020	38.6	3.9	—	42.5

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2022, 2021 and 2020:

(In millions)	2022	2021	2020
Net Sales by Geography (a):
United States	$819.4	$685.0	$792.6
International
France	235.9	205.0	226.1
Spain	158.9	115.8	101.5
Germany	138.6	96.9	127.1
United Kingdom	119.0	91.3	104.8
Austria	72.8	72.9	83.6
Other	33.1	57.8	66.7
Total international	758.3	639.7	709.8
Total consolidated net sales	$1,577.7	$1,324.7	$1,502.4
Net Sales to External Customers (b):
United States	$667.7	$546.1	$703.5
International
Germany	122.3	107.3	124.6
France	143.4	113.1	106.7
Spain	124.7	91.4	107.4
United Kingdom	51.1	43.4	37.7
Other	468.5	423.4	422.5
Total international	910.0	778.6	798.9
Total consolidated net sales	$1,577.7	$1,324.7	$1,502.4
Long-lived Assets (c):
United States	$1,420.9	$1,456.5	$1,523.3
International
France	$318.1	349.6	398.5
United Kingdom	107.5	130.9	144.4
Spain	45.8	51.5	57.7
Other	71.2	75.8	86.6
Total international	542.6	607.8	687.2
Total consolidated long-lived assets	$1,963.5	$2,064.3	$2,210.5

(a)
Net sales by geography based on the location in which the product sold was manufactured.
(b)
Net sales to external customers based on the location to which the product sold was delivered.
(c)
Long-lived assets primarily consist of property, plant and equipment, net and goodwill at December 31, 2022, 2021 and 2020. Also included are right of use assets related to operating leases.

Significant Customers

Approximately 38%, 33% and 33% of our 2022, 2021 and 2020 net sales, respectively were to Airbus and its subcontractors and approximately 14%, 16% and 19% of our 2022, 2021 and 2020 net sales, respectively were to Boeing and its subcontractors.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider our own and counterparty credit risk. At December 31, 2022 and 2021, we had one liability which utilized Level 3 inputs.

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was approximately $22.1 million and $28.6 million at December 31, 2022, and approximately $10.2 million and $9.3 million at December 31, 2021. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Consolidated Balance Sheet.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•
Cross Currency and Interest Rate Swap Agreements — valued using the USD Secured Overnight Financing Rate (“SOFR”) curves and quoted forward foreign exchange prices at the reporting date. The fair value of the assets was $16.3 million at December 31, 2022 and the fair value of the assets was $7.4 million at December 31, 2021.
•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. The fair value of assets and liabilities at December 31, 2022 was $5.3 million and $20.1 million, respectively. The fair value of assets and liabilities at December 31, 2021 was $1.9 million and $7.0 million, respectively.

•
Commodity swap agreements — valued using quoted forward commodity prices at the reporting date. The fair value of the assets and liabilities at December 31, 2022 was $0.5 million and $8.6 million, respectively. The fair value of the assets and liabilities at December 31, 2021 was $0.9 million and $2.3 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in 2021 that would reduce the receivable amount owed, if any, to the Company.