Form 10-Q
period 2023-03-31
HEXCEL CORP /DE/
filed 2023-04-24
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2023
COMMON STOCK	84,372,361

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In millions)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$105.7	$112.0
Accounts receivable, net	265.3	222.7
Inventories, net	354.6	319.3
Contract assets	28.6	32.0
Prepaid expenses and other current assets	44.2	38.9
Assets held for sale	9.5	9.5
Total current assets	807.9	734.4

Property, plant and equipment	3,116.1	3,087.9
Less accumulated depreciation	(1,465.4)	(1,430.1)
Net property, plant and equipment	1,650.7	1,657.8

Goodwill and other intangible assets, net	255.2	256.0
Investments in affiliated companies	52.7	47.6
Other assets	140.8	141.5
Total assets	$2,907.3	$2,837.3

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.2	$0.2
Accounts payable	122.0	155.5
Accrued compensation and benefits	61.0	69.6
Financial instruments	15.0	22.0
Accrued liabilities	91.9	82.5
Total current liabilities	290.1	329.8

Long-term debt	768.5	723.3
Retirement obligations	44.3	42.7
Deferred income taxes	123.9	126.4
Other non-current liabilities	58.3	60.9
Total liabilities	1,285.1	1,283.1
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 110.6 shares and 110.4 shares issued at March 31, 2023 and December 31, 2022, respectively	1.1	1.1
Additional paid-in capital	920.8	905.0
Retained earnings	2,137.2	2,104.9
Accumulated other comprehensive loss	(152.1)	(174.4)
	2,907.0	2,836.6
Less – Treasury stock, at cost, 26.2 shares at March 31, 2023 and 26.2 shares at December 31, 2022	(1,284.8)	(1,282.4)
Total stockholders' equity	1,622.2	1,554.2
Total liabilities and stockholders' equity	$2,907.3	$2,837.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2023	2022
Net sales	$457.7	$390.6
Cost of sales	330.0	303.9
Gross margin	127.7	86.7
Selling, general and administrative expenses	50.8	44.7
Research and technology expenses	13.9	10.9
Other operating expense	0.2	1.0
Operating income	62.8	30.1
Interest expense, net	9.4	9.1
Income before income taxes, and equity in earnings from affiliated companies	53.4	21.0
Income tax expense	11.7	4.7
Income before equity in earnings from affiliated companies	41.7	16.3
Equity in earnings from affiliated companies	1.0	1.5
Net income	$42.7	$17.8
Basic net income per common share	$0.50	$0.21
Diluted net income per common share	$0.50	$0.21
Weighted-average common shares:
Basic	84.6	84.3
Diluted	85.5	84.9

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2023	2022
Net income	$42.7	$17.8
Currency translation adjustments	12.0	(15.7)
Net unrealized pension and other benefit actuarial gains and prior service credits (net of tax)	-	3.2
Net unrealized gain (loss) on financial instruments (net of tax)	10.3	(5.1)
Total other comprehensive income (loss)	22.3	(17.6)
Comprehensive income	$65.0	$0.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$42.7	$17.8
Reconciliation to net cash used for operating activities:
Depreciation and amortization	30.7	32.2
Amortization related to financing	0.1	0.3
Deferred income taxes	(2.1)	(1.8)
Equity in earnings from affiliated companies	(1.0)	(1.5)
Stock-based compensation	12.9	10.4
Restructuring expenses, net of payments	(2.1)	(5.0)
Impairment of assets	1.7	-
Changes in assets and liabilities:
Increase in accounts receivable	(40.5)	(54.7)
Increase in inventories	(32.6)	(24.4)
Decrease (increase) in prepaid expenses and other current assets	0.1	(8.6)
(Decrease) increase in accounts payable/accrued liabilities	(31.0)	13.4
Other – net	(2.3)	2.9
Net cash used for operating activities	(23.4)	(19.0)

Cash flows from investing activities
Capital expenditures	(18.1)	(20.9)
Net cash used for investing activities	(18.1)	(20.9)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2024	65.0	35.0
Repayment of senior unsecured credit facility - 2024	(20.0)	-
Repayment of finance lease obligation and other debt, net	(0.1)	(0.3)
Dividends paid	(10.5)	(8.5)
Activity under stock plans	0.4	(0.3)
Net cash provided by financing activities	34.8	25.9
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.9)
Net decrease in cash and cash equivalents	(6.3)	(14.9)
Cash and cash equivalents at beginning of period	112.0	127.7
Cash and cash equivalents at end of period	$105.7	$112.8
Supplemental data:
Accrual basis additions to plant, property and equipment	$16.8	$11.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarters ended March 31, 2023, and March 31, 2022

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2021	$1.1	$878.6	$2,012.5	$(126.5)	$(1,280.2)	$1,485.5
Net income	—	—	17.8	—	—	17.8
Dividends on common stock ($0.10 per share)	—	—	(8.5)	—	—	(8.5)
Change in other comprehensive income (loss)– net of tax	—	—	—	(17.6)	—	(17.6)
Stock-based activity	—	11.3	—	—	(1.4)	9.9
Balance, March 31, 2022	$1.1	$889.9	$2,021.8	$(144.1)	$(1,281.6)	$1,487.1

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2022	$1.1	$905.0	$2,104.9	$(174.4)	$(1,282.4)	$1,554.2
Net income	—	—	42.7	—	—	42.7
Dividends on common stock ($0.125 per share)	—	—	(10.4)	—	—	(10.4)
Change in other comprehensive income (loss)– net of tax	—	—	—	22.3	—	22.3
Stock-based activity	—	15.8	—	—	(2.4)	13.4
Balance, March 31, 2023	$1.1	$920.8	$2,137.2	$(152.1)	$(1,284.8)	$1,622.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our significant accounting policies.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations, cash flows and statement of stockholders’ equity for the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the audited 2022 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K.

Investments in Affiliated Companies

We have a 50% equity investment in Aerospace Composites Malaysia Sdn. Bhd. This investment is accounted for using the equity method of accounting.

Assets Held for Sale

In November 2020, we closed our wind energy prepreg production facility in Windsor, Colorado and in 2022 we further reduced the carrying value of the Windsor facility by approximately $3 million. The plant assets to be sold have been recorded in “Assets held for sale” in the Consolidated Balance Sheets at both March 31, 2023 and December 31, 2022. The sale of these assets is expected to occur during 2023.

Note 2 — Net Income Per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2023	2022
Basic net income per common share:
Net income	$42.7	$17.8
Weighted average common shares outstanding	84.6	84.3

Basic net income per common share	$0.50	$0.21

Diluted net income per common share:
Net income	$42.7	$17.8

Weighted average common shares outstanding — Basic	84.6	84.3
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.4
Stock options	0.4	0.2
Weighted average common shares outstanding — Dilutive	85.5	84.9

Diluted net income per common share	$0.50	$0.21

Total common stock equivalents of 0.5 million and 0.7 million were excluded from the computation of diluted net income per share for the three months ended March 31, 2023 and 2022, respectively, because to do so would have been anti-dilutive.

Note 3 — Inventories

(In millions)	March 31, 2023	December 31, 2022
Raw materials	$164.7	$153.3
Work in progress	50.8	42.8
Finished goods	139.1	123.2
Total Inventory	$354.6	$319.3

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the three months ended March 31, 2023 and 2022 were as follows:

	Quarter Ended March 31,
(In millions)	2023	2022
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3
Interest cost	0.1	0.1
Net amortization	0.2	0.2
Net periodic benefit cost	$0.6	$0.6

(In millions)	March 31, 2023	December 31, 2022
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$1.2	$1.4
Other non-current liabilities	18.9	18.5
Total accrued benefit	$20.1	$19.9

	Quarter Ended March 31,
(In millions)	2023	2022
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2
Interest cost	1.2	0.6
Expected return on plan assets	(1.2)	(0.6)
Net amortization and deferral	0.6	0.6
Net periodic benefit cost	$0.8	$0.8

(In millions)	March 31, 2023	December 31, 2022
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$6.1	$5.6

Accrued liabilities	1.2	0.1
Other non-current liabilities	13.4	12.1
Total accrued benefit	$14.6	$12.2

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For both the three months ended March 31, 2023 and 2022, amounts unrelated to service costs were a charge of $0.9 million.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. We contributed approximately $0.2 million in the first three months of 2023 to cover unfunded benefits. We expect to contribute a total of $1.5 million in 2023 to cover unfunded benefits. We contributed $0.2 million to our U.S. non-qualified defined benefit retirement plans during the quarter ended March 31, 2022.

Contributions to our European defined benefit retirement plans during the three months ended March 31, 2023 and 2022 were not material. We plan to contribute approximately $0.7 million during 2023 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.3 million of net amortization gain deferral for both the three months ended March 31, 2023 and 2022. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the three months ended March 31, 2023 and 2022 were immaterial.

(In millions)	March 31, 2023	December 31, 2022
Amounts recognized on the balance sheet:
Accrued liabilities	$0.2	$0.2
Other non-current liabilities	1.0	1.0
Total accrued benefit	$1.2	$1.2

Amounts contributed in connection with our postretirement plans were immaterial for both the three months ended March 31, 2023 and 2022. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.2 million in 2023 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	March 31, 2023	December 31, 2022
Current portion of finance lease	$0.2	$0.2
Current portion of debt	0.2	0.2
Senior unsecured credit facility	70.0	25.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(0.9)	(0.9)
Senior notes --- deferred financing costs	(2.0)	(2.2)
Non-current portion of finance lease and other debt	1.4	1.4
Long-term debt	768.5	723.3
Total debt	$768.7	$723.5

In June 2019, the Company refinanced its senior unsecured credit facility (the “Facility”), increasing borrowing capacity from $700 million to $1 billion. The Facility matures in June 2024. The interest rate ranges from LIBOR + 0.875% to a maximum of LIBOR + 1.50%, depending upon the better of the Company’s leverage ratio or the credit rating. The Facility agreement contains financial and other covenants, including, but not limited to, customary restrictions on the incurrence of debt by our subsidiaries and the granting of liens, as well as the maintenance of an interest coverage ratio and a leverage ratio.

In September 2020, we amended the Facility to allow for relief from certain terms, including adjusting the maximum leverage ratio covenant for a defined period. On January 28, 2021, we further amended the Facility agreement (the “Second Amendment”) to provide that, from January 28, 2021 through and including March 31, 2022, we would not be subject to a maximum leverage ratio covenant but instead be required to maintain Liquidity (as defined in the Facility agreement) of at least $250 million. Additionally, during such period, the Company was subject to limitations on share repurchases, cash dividends, and its ability to incur secured debt, in each case subject to certain exceptions; the applicable margin and commitment fees would be increased; the incremental facility would not be available; and if the Company’s public debt rating was downgraded to (i) BB or lower by Standard & Poor’s and (ii) Ba2 or lower by Moody’s, we would be required to grant liens on certain of our assets, which liens would be released upon the Company’s public debt rating being upgraded to BB+ or higher by Standard & Poor’s or Ba1 or higher by Moody’s. As of April 1, 2022, the original terms and conditions to the Facility agreement were reinstated except that the borrowing capacity remained at $750 million. Share repurchases restrictions that had been in effect per the Second Amendment expired on March 31, 2022. As of March 31, 2023, we were in compliance with all debt covenants.

As of March 31, 2023, total borrowings under the Facility were $70 million, which approximates fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of March 31, 2023, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $680 million. The weighted average interest rate for the Facility was 6.1% for the three months ended March 31, 2023.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for the three months ended March 31, 2023 was 4.11% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $381.3 million at March 31, 2023.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%. The effective interest rate for the three months ended March 31, 2023 was 5.06%. Based on quoted prices, the fair value of the senior unsecured notes due in 2025 was $294.5 million at March 31, 2023.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

At March 31, 2023 and December 31, 2022, we had no interest rate swap agreements outstanding.

The Company had treasury lock agreements, designated as cash flow hedges, to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our senior unsecured notes. As part of the issuance of our senior notes, we net settled these derivatives for $10 million in cash and the deferred gains recorded in other comprehensive income (loss) will be released to interest expense over the life of the senior notes. The effect of these settled treasury locks reduces the effective interest rate on the senior notes by approximately 0.25%.

Cross Currency and Interest Rate Swap Agreements

In November 2020, we entered into a cross currency and interest rate swap, which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million at a fixed rate interest of 1.115%. The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million. The carrying value of the derivative at March 31, 2023 was a current asset of $5.9 million and a long-term asset of $9.9 million. The carrying value of the derivative at December 31, 2022 was a current asset of $6.2 million and a long-term asset of $10.1 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through November 2025. The aggregate notional amount of these contracts was $487.4 million and $503.3 million at March 31, 2023 and December 31, 2022, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, gains of $4.0 million were recorded in other comprehensive (loss) income for the three months ended March 31, 2023, and losses of $6.8 million were recorded for the three months ended March 31, 2022, respectively. We classified $6.6 million of the carrying amount of these contracts as assets ($2.8 million of which was recorded in prepaid expenses and other current assets) and $13.0 million as liabilities ($2.7 million of which is recorded in non-current liabilities) on the Condensed Consolidated Balance Sheets at March 31, 2023, and $5.3 million of the carrying amount of these contracts was classified in assets ($1.9 million of which was recorded in prepaid expenses and other current assets) and $19.4 million as liabilities ($5.3 million of which is in other non-current liabilities) at December 31, 2022. We recognized losses of $3.7 million and losses of $0.7 million in net sales during the three months ended March 31, 2023 and 2022, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarters ended March 31, 2023 and 2022, we recognized net foreign exchange gains of $0.4 million and losses of $0.2 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions. The carrying amount of the contracts for derivatives not designated as hedging instruments was $1.7 million classified in current liabilities at March 31, 2023, and $0.7 million classified in current liabilities on our Condensed Consolidated Balance Sheet at December 31, 2022.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive loss for the quarters ended March 31, 2023 and March 31, 2022 was as follows:

	Quarter Ended March 31,
(In millions)	2023	2022
Unrealized losses at beginning of period, net of tax	$(10.5)	$(3.5)
Losses reclassified to net sales	2.7	0.3
Increase (decrease) in fair value	3.0	(4.8)
Unrealized losses at end of period, net of tax	$(4.8)	$(8.0)

Unrealized losses of $7.5 million recorded in accumulated other comprehensive loss, less taxes of $1.8 million, as of March 31, 2023, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of March 31, 2023, we had commodity swap agreements with a notional value of $20.4 million. The swaps mature monthly through March 2025. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was an asset of $1.0 million ($0.4 million of which was recorded in prepaid expenses and other current assets) and a liability of $3.7 million ($0.6 million of which was recorded in other non-current liabilities) at March 31, 2023, and an asset of $0.5 million (which was recorded in prepaid expenses and other current assets) and a liability of $8.6 million (of which $1.4 million was recorded in long term liabilities) at December 31, 2022

Note 7 — Fair Value Measurements

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs, and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). The fair value of these assets and liabilities was $23.5 million and $18.4 million, respectively, at March 31, 2023 and approximately $22.1 million and $28.6 million, respectively, at December 31, 2022. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Condensed Consolidated Balance Sheets.

Below is a summary of valuation techniques for all Level 2 financial assets and liabilities:

•
Cross Currency and Interest Rate Swap Agreements — valued using the USD Secured Overnight Financing Rate curves and quoted forward foreign exchange prices at the reporting date. The fair value of the assets was $15.8 million, at March 31, 2023 and the fair value of the assets was $16.3 million, at December 31, 2022.
•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Fair value of assets and liabilities at March 31, 2023 was $6.6 million and $14.7 million, respectively. The fair value of assets and liabilities at December 31, 2022 was $5.3 million and $20.1 million, respectively.
•
Commodity swap agreements — valued using quoted forward commodity prices at the reporting date. Fair value of the assets and liabilities at March 31, 2023 was $1.0 million and $3.7 million, respectively. The fair value of the assets and liabilities at December 31, 2022 was $0.5 million and $8.6 million, respectively.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2023 that would reduce the receivable amount owed, if any, to the Company.

Note 8 — Revenue

Our revenue is primarily derived from the sale of inventory under long-term contracts with our customers. We have determined that individual purchase orders (“PO”), the terms and conditions of which are taken with a master agreement, create the ASC 606 contracts, which are generally short-term in nature. For those sales that are not tied to a long-term agreement, we generate a PO that is subject to our standard terms and conditions. In instances where our customers acquire our goods related to government contracts, the contracts are typically subject to terms similar, or equal to, the Federal Acquisition Regulation Part 52.249-2. This regulation contains a termination for convenience clause (“T for C”), which requires that the customer pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the three months ended March 31, 2023 and 2022:

	Quarter Ended March 31,
(In millions)	2023	2022
Consolidated Net Sales	$457.7	$390.6
Commercial Aerospace	284.5	218.9
Space & Defense	126.2	118.2
Industrial	47.0	53.5

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the three months ended March 31, 2023 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2022	$9.1	$22.9	$32.0
Net revenue billed	(2.5)	(0.9)	(3.4)
Balance at March 31, 2023	$6.6	$22.0	$28.6

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

Financial information for our operating segments for the three months ended March 31, 2023 and 2022 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended March 31, 2023
Net sales to external customers	$378.2	$79.5	$—	$457.7
Intersegment sales	19.3	1.0	(20.3)	—
Total sales	$397.5	$80.5	$(20.3)	$457.7
Other operating expense	0.2	-	—	0.2
Operating income (loss)	73.2	12.0	(22.4)	62.8
Depreciation and amortization	27.2	3.5	—	30.7
Stock-based compensation	3.1	0.8	9.0	12.9
Accrual basis additions to capital expenditures	13.1	3.7	-	16.8

Quarter Ended March 31, 2022
Net sales to external customers	$313.8	$76.8	$—	$390.6
Intersegment sales	16.5	0.3	(16.8)	—
Total sales	$330.3	$77.1	$(16.8)	$390.6
Other operating expense	0.9	0.1	-	1.0
Operating income (loss)	42.6	10.6	(23.1)	30.1
Depreciation and amortization	28.6	3.6	—	32.2
Stock-based compensation	2.6	0.7	7.1	10.4
Accrual basis additions to capital expenditures	10.1	1.0	—	11.1

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2022	$86.9	$169.1	$256.0
Amortization expense	(0.5)	(1.2)	(1.7)
Currency translation adjustments	0.9	—	0.9
Balance at March 31, 2023	$87.3	$167.9	$255.2

At March 31, 2023, the balance of goodwill and intangible assets was $187.7 million and $67.5 million, respectively.

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of March 31, 2023 and December 31, 2022 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2022	$(49.1)	$(15.4)	$(109.9)	$(174.4)
Other comprehensive (loss) income before reclassifications	(0.4)	8.5	12.0	20.1
Amounts reclassified from accumulated other comprehensive loss	0.4	1.8	—	2.2
Other comprehensive income (loss)	-	10.3	12.0	22.3
Balance at March 31, 2023	$(49.1)	$(5.1)	$(97.9)	$(152.1)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 were as follows:

	Quarter Ended March 31, 2023		Quarter Ended March 31, 2022
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$0.5	$0.4	$0.5	$0.3

Derivative Products
Foreign currency forward exchange contracts	3.7	2.7	0.7	0.4
Commodity swaps	0.9	0.7	(0.8)	(0.6)
Interest rate swaps	(2.1)	(1.6)	(7.5)	(5.8)
Total Derivative Products	$2.5	$1.8	$(7.6)	$(6.0)

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

Lower Passaic River Study Area

Hexcel, together with approximately 48 other PRPs that comprise the Lower Passaic Cooperating Parties Group (the “CPG”), are subject to a May 2007 Administrative Order on Consent (“AOC”) with the EPA requiring the CPG to perform a Remedial

Investigation/Feasibility Study of environmental conditions of a 17-mile stretch of the Passaic River in New Jersey (the “Lower Passaic River”). We were included in the CPG based on our operations at our former manufacturing site in Lodi, New Jersey.

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

In October 2016, pursuant to a settlement agreement with the EPA, Occidental Chemical Corporation (“OCC”), one of the PRPs, commenced performance of the remedial design required by the ROD for the lower eight miles of the Lower Passaic River, reserving its right of cost contribution from all other PRPs. In June 2018, OCC filed suit against approximately 120 parties, including Hexcel, in the U.S. District Court of the District of New Jersey seeking cost recovery and contribution under CERCLA related to the Lower Passaic River. In July 2019, the court granted in part and denied in part the defendants’ motion to dismiss. In August 2020, the court granted defendants’ motion for summary judgement for certain claims. Discovery for the remaining claims has been stayed indefinitely based on agreement of the parties. On February 24, 2021, Hexcel and certain other defendants filed a third-party complaint against the Passaic Valley Sewerage Commission and certain New Jersey municipalities seeking recovery of Passaic-related cleanup costs incurred by defendants, as well as contribution for any cleanup costs incurred by OCC for which the court deems the defendants liable.

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

In March 2023, the EPA issued a Unilateral Administrative Order (“UAO”) to OCC ordering OCC to commence remedial design work for the interim remedy for the cleanup of the upper nine miles of the Lower Passaic River. On March 24, 2023, OCC filed suit against Hexcel and approximately 38 other parties claiming cost recovery under CERCLA for future costs related to its compliance with the UAO.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, our aggregate environmental related accruals were $0.5 million and $0.8 million, respectively. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the three months ended March 31, 2023, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2022	$3.1
Warranty expense	1.6
Deductions and other	(1.2)
Balance as of March 31, 2023	$3.5

Note 12 — Restructuring

We recognized restructuring charges of $0.2 million for the quarter ended March 31, 2023 primarily related to severance. Anticipated future cash payments as of March 31, 2023 were $3.3 million.

		Activity for the Quarter Ended March 31, 2023
	December 31,	Restructuring		Cash		March 31,
(In Millions)	2022	Charge	FX Impact	Paid	Non-Cash	2023
Employee termination	$5.4	$0.2	$—	$(2.3)	$—	$3.3
Total	$5.4	$0.2	$—	$(2.3)	$—	$3.3

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop, manufacture, and market lightweight, high-performance structural materials, including carbon fiber, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, resins, engineered core and composite structures, for use in Commercial Aerospace, Space & Defense, and Industrial markets. We propel the future of flight, energy generation, transportation, and recreation through excellence in providing innovative high-performance material solutions that are lighter, stronger and tougher, helping to create a better world for us all.

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

The Commercial Aerospace market is now recovering strongly following the severe negative economic impacts on this industry resulting from the COVID-19 pandemic that began in 2020, and our business is continuing to recover robustly driven by growth in air travel and an increase in aircraft build rates. The recovery has created many challenges across industrial markets, including those that Hexcel operates in, related to global logistics, supply chains, labor constraints, and inflationary pressures. Geopolitical issues also remain a challenge, notably the Russian/Ukraine conflict, which has little direct material impact on our business, but is indirectly creating further challenges for energy supply, global logistics and certain raw material availability, all of which have and may continue to compress our financial results.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2023	2022	% Change
Net sales	$457.7	$390.6	17.2%
Net sales change in constant currency			18.0%
Operating income	$62.8	$30.1	108.6%
As a percentage of net sales	13.7%	7.7%
Net income	$42.7	$17.8	139.9%
Diluted net income per common share	$0.50	$0.21	138.1%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2023 and 2022:

	Quarter Ended March 31,
(In millions)	2023	2022	% Change
Consolidated Net Sales	$457.7	$390.6	17.2%
Commercial Aerospace	284.5	218.9	30.0%
Space & Defense	126.2	118.2	6.8%
Industrial	47.0	53.5	(12.1)%

Composite Materials	$378.2	$313.8	20.5%
Commercial Aerospace	243.2	184.8	31.6%
Space & Defense	88.8	76.6	15.9%
Industrial	46.2	52.4	(11.8)%

Engineered Products	$79.5	$76.8	3.5%
Commercial Aerospace	41.3	34.1	21.1%
Space & Defense	37.4	41.6	(10.1)%
Industrial	0.8	1.1	(27.3)%

Sales by Segment

Composite Materials: Net sales of $378.2 million in the first quarter of 2023 increased by $64.4 million or 20.5% from the prior year quarter. Commercial Aerospace sales increased $58.4 million or 31.6% in the first quarter of 2023 as compared to the prior year quarter primarily due to growth in the Airbus A350 and A320neo programs as well as expanding business jet demand.

Engineered Products: For the first quarter of 2023, net sales of $79.5 million increased $2.7 million or 3.5% as compared to the prior year quarter. The increase was driven by higher Commercial Aerospace sales which were up $7.2 million or 21.1% in the first quarter of 2023 as compared to the same period in 2022, partially offset by lower Space & Defense sales.

Sales by Market

Commercial Aerospace sales of $284.5 million increased $65.6 million or 30.0% (30.0% in constant currency) for the first quarter of 2023 compared to the first quarter of 2022 from growth in the Airbus A350 and A320neo programs. Other Commercial Aerospace increased 23.5% for the first quarter of 2023 compared to the first quarter of 2022 on expanding business jet demand.

Space & Defense sales of $126.2 million increased 6.8% (7.6% in constant currency) for the first quarter of 2023 compared to the first quarter of 2022 with growth across a number of platforms globally, including fixed-wing aircraft and both military and civilian rotorcraft.

Total Industrial sales in the first quarter of 2023 of $47.0 million decreased 12.1% (9.1% in constant currency) compared to the first quarter of 2022, due to lower wind energy sales that were partially offset by sales growth in recreation, automotive and other industrial markets.

Gross Margin

	Quarter Ended March 31,
(In millions)	2023	2022	% Change
Gross margin	$127.7	$86.7	47.3%
Percentage of sales	27.9%	22.2%

Gross margin for the first quarter of 2023 and 2022 was 27.9% and 22.2%, respectively. The improvement in the first quarter of 2023 compared to the same period last year was primarily due to favorable absorption and product mix.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2023	2022	% Change
SG&A expense	$50.8	$44.7	13.6%
Percentage of sales	11.1%	11.4%

R&T expense	$13.9	$10.9	27.5%
Percentage of sales	3.0%	2.8%

Selling, general and administrative expenses were higher for the three months ended March 31, 2023 compared to the same period in 2022, although the current quarter expenses were lower as a percentage of sales. The increase in selling, general and administrative expenses for the current quarter was primarily driven by higher employee-related expenses. Research and technology expenses were higher than the prior year period primarily due to higher employee-related and materials and supplies expenses in the current year period.

Operating Income

	Quarter Ended March 31,
(In millions)	2023	2022	% Change
Consolidated operating income	$62.8	$30.1	108.6%
Operating margin	13.7%	7.7%
Composite Materials	73.2	42.6	71.8%
Operating margin	18.4%	12.9%
Engineered Products	12.0	10.6	13.2%
Operating margin	14.9%	13.7%
Corporate & Other	(22.4)	(23.1)	N/M

Operating income for the first quarter of 2023 and 2022 was $62.8 million and $30.1 million, respectively. The increase in operating income for the first quarter of 2023 over the same period last year was primarily driven by higher sales in all markets and strong gross margins.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2023	2022	% Change
Interest expense, net	$9.4	$9.1	3.3%

Interest expense for the first quarter ended March 31, 2023 was higher compared to the first quarter of 2022 due to higher interest rates.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2023	2022
Income tax expense	$11.7	$4.7
Effective tax rate	21.9%	22.5%

The tax expense for the three months ended March 31, 2023 was $11.7 million compared to a tax expense of $4.7 million for the quarter ended March 31, 2022.

Financial Condition

Liquidity: Cash on hand at March 31, 2023 was $105.7 million as compared to $112.0 million at December 31, 2022. As of March 31, 2023, total debt was $768.7 million as compared to $723.5 million at December 31, 2022.

Under the senior unsecured credit facility (the "Facility"), total borrowings at March 31, 2023 were $70 million, which approximated fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50 million. As of March 31, 2023, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $680 million. The weighted average interest rate for the Facility was 6.1% for the three months ended March 31, 2023. The remaining authorization under the share repurchase program at March 31, 2023 was $217 million. For further information regarding our Facility, see Note 5, Debt, to the accompanying condensed consolidated financial statements of this Form 10-Q.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of March 31, 2023, long-term liquidity requirements consisted primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until June 2024 when the Facility expires.

On April 24, 2023, our Board of Directors declared a quarterly dividend of $0.125 per share payable to stockholders of record as of May 5, 2023, with a payment date of May 12, 2023.

Operating Activities: Net cash used for operating activities for the first three months of 2023 was $23.4 million compared to $19.0 million for the same period last year. Working capital was a cash use of $104.0 million for the first three months of 2023, which supported sales growth, compared to a use of $74.3 million in the same period in 2022. The increase in the current year was primarily driven by higher payments of payables and higher inventory.

Investing Activities: Net cash used for investing activities was $18.1 million and $20.9 million in the first three months of 2023 and 2022, respectively, reflecting a slight decline in capital expenditures.

Financing Activities: Net cash provided by financing activities was $34.8 million for first three months of 2023 compared to $25.9 million in the same period in 2022. Borrowings under the Facility during the first quarter of 2023 were $65.0 million and repayments were $20.0 million compared to $35.0 million in borrowings and no repayments for the same period in the prior year. Quarterly dividend payments to shareholders were $10.5 million during the first quarter of 2023 compared to $8.5 million in the first quarter of 2022.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

	Operating Income
	Quarter Ended March 31,
(In millions)	2023	2022
GAAP operating income	$62.8	$30.1
Other operating expense (a)	0.2	1.0
Adjusted operating income (non-GAAP)	$63.0	$31.1

	Quarter Ended March 31,
	2023		2022
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
GAAP net income	$42.7	$0.50	$17.8	$0.21
Other operating expense, net of tax (a)	0.2	-	0.8	0.01
Adjusted net income (non-GAAP)	$42.9	$0.50	$18.6	$0.22

(a)
The quarters ended March 31, 2023 and 2022 included restructuring costs primarily related to severance.

	Quarter Ended March 31,
(In millions)	2023	2022
Net cash used for operating activities	$(23.4)	$(19.0)
Less: Capital expenditures	(18.1)	(20.9)
Free cash flow (non-GAAP)	$(41.5)	$(39.9)

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations with regard to the impact of regulatory activity related to, or the build rate of, the Boeing 737 MAX or Boeing 787 and the related impact on our revenues; (e) expectations with regard to raw material cost and availability; (f) expectations of composite content on new commercial aircraft programs and our share of those requirements; (g) expectations regarding revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (h) expectations regarding sales for wind energy, recreation, automotive and other industrial applications; (i) expectations regarding working capital trends and expenditures and inventory levels; (j) expectations as to the level of capital expenditures and timing of completion of capacity expansions and qualification of new products; (k) expectations regarding our ability to improve or maintain margins; (l) expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy; (m) projections regarding our tax rate; (n) expectations with regard to the continued impact of macroeconomic factors and the conflict between Russia and Ukraine; (o) expectations regarding our strategic initiatives and other goals, including, but not limited to, our sustainability goals; (p) expectations regarding the sale of certain of our assets; (q) expectations with regard to cybersecurity measures taken to protect confidential and proprietary information; (r) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations or government policies; and (s) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2023 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the extent of the impact of the conflict between Russia and Ukraine and the ongoing market recovery following the COVID-19 pandemic, including continued disruption in global financial markets and supply chains, and labor shortages; reductions in sales to any significant customers, particularly Airbus or Boeing, including related to regulatory activity impacting the Boeing 737 MAX or the Boeing 787 or other geopolitical events or conditions, including the Russia/Ukraine conflict; our ability to effectively adjust production and inventory levels to align with customer demand; our ability to effectively motivate, retain and hire the necessary workforce; availability and cost of raw materials, including the impact of supply shortages and inflation; supply chain disruptions, which have been exacerbated by the conflict between Russia and Ukraine; our ability to successfully implement or realize our business strategies, plans, goals and objectives of management, including our sustainability goals and any restructuring or alignment activities in which we may engage; changes in sales mix; changes in current pricing and cost levels, including cost inflation, as well as increasing energy prices resulting from the conflict between Russia and Ukraine; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; cybersecurity-related risks, including the potential impact of breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions, including, but not limited to, the effect of change in global trade policies, such as sanctions imposed as a result of the conflict between Russia and Ukraine; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; the effects of natural disasters or other severe weather events, which may be worsened by the impact of climate change, and other severe catastrophic events, including any public health crisis; the potential impact of environmental, social and governance matters; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports we file with the SEC. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption “Risk Factors,” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We do not undertake any obligation to update our forward-looking statements or risk factors to reflect future events or circumstances, except as otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2023, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 11 on pages 14 through 15 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. There have been no material changes in the Company's risk factors from the aforementioned Form 10-K.

ITEMS 2, 3, 4 and 5 are not applicable, and therefore have been omitted.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1* 31.1

Hexcel Corporation Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, Amended and Restated as of January 1, 2023.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

April 24, 2023	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer