Form 10-Q
period 2023-06-30
HEXCEL CORP /DE/
filed 2023-07-24
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2023
COMMON STOCK	84,465,701

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In millions)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$104.2	$112.0
Accounts receivable, net	257.3	222.7
Inventories, net	360.9	319.3
Contract assets	27.2	32.0
Prepaid expenses and other current assets	51.0	38.9
Assets held for sale	9.5	9.5
Total current assets	810.1	734.4

Property, plant and equipment	3,163.0	3,087.9
Less accumulated depreciation	(1,482.8)	(1,430.1)
Net property, plant and equipment	1,680.2	1,657.8

Goodwill and other intangible assets, net	254.2	256.0
Investments in affiliated companies	50.1	47.6
Other assets	127.3	141.5
Total assets	$2,921.9	$2,837.3

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.1	$0.2
Accounts payable	117.5	155.5
Accrued compensation and benefits	61.6	69.6
Financial instruments	13.7	22.0
Accrued liabilities	83.2	82.5
Total current liabilities	276.1	329.8

Long-term debt	779.0	723.3
Retirement obligations	44.8	42.7
Deferred income taxes	117.5	126.4
Other non-current liabilities	38.4	60.9
Total liabilities	1,255.8	1,283.1
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 110.6 shares and 110.4 shares issued at June 30, 2023 and December 31, 2022, respectively	1.1	1.1
Additional paid-in capital	925.9	905.0
Retained earnings	2,169.2	2,104.9
Accumulated other comprehensive loss	(145.2)	(174.4)
	2,951.0	2,836.6
Less – Treasury stock, at cost, 26.2 shares at June 30, 2023 and 26.2 shares at December 31, 2022	(1,284.9)	(1,282.4)
Total stockholders' equity	1,666.1	1,554.2
Total liabilities and stockholders' equity	$2,921.9	$2,837.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Net sales	$454.3	$393.0	$912.0	$783.6
Cost of sales	343.5	303.5	673.5	607.4
Gross margin	110.8	89.5	238.5	176.2
Selling, general and administrative expenses	35.7	33.5	86.5	78.2
Research and technology expenses	13.3	11.3	27.2	22.2
Other operating expense (income)	0.5	(19.1)	0.7	(18.1)
Operating income	61.3	63.8	124.1	93.9
Interest expense, net	9.2	8.9	18.6	18.0
Other income	-	(0.3)	-	(0.3)
Income before income taxes, and equity in earnings from affiliated companies	52.1	55.2	105.5	76.2
Income tax expense	11.5	12.7	23.2	17.4
Income before equity in earnings from affiliated companies	40.6	42.5	82.3	58.8
Equity in earnings from affiliated companies	1.9	2.2	2.9	3.7
Net income	$42.5	$44.7	$85.2	$62.5
Basic net income per common share	$0.50	$0.53	$1.01	$0.74
Diluted net income per common share	$0.50	$0.53	$1.00	$0.74
Weighted-average common shares:
Basic	84.7	84.4	84.6	84.3
Diluted	85.6	85.0	85.5	84.9

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income	$42.5	$44.7	$85.2	$62.5
Currency translation adjustments	6.1	(34.8)	18.1	(50.5)
Net unrealized pension and other benefit actuarial (losses) gains and prior service credits (net of tax)	(1.0)	4.5	(1.0)	7.7
Net unrealized gains (losses) on financial instruments (net of tax)	1.8	(16.9)	12.1	(22.0)
Total other comprehensive income (loss)	6.9	(47.2)	29.2	(64.8)
Comprehensive income (loss)	$49.4	$(2.5)	$114.4	$(2.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$85.2	$62.5
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	61.7	63.9
Amortization related to financing	0.4	0.4
Deferred income taxes	(6.7)	(4.1)
Equity in earnings from affiliated companies	(2.9)	(3.7)
Stock-based compensation	15.7	12.8
Restructuring expenses, net of payments	(3.6)	(6.0)
Impairment of assets	1.7	-
Gain on sale of asset	-	(19.4)
Gain on sale of investment	-	(0.3)
Changes in assets and liabilities:
Increase in accounts receivable	(33.9)	(74.5)
Increase in inventories	(36.8)	(38.9)
Increase in prepaid expenses and other current assets	(7.3)	(10.1)
(Decrease) increase in accounts payable/accrued liabilities	(35.9)	28.4
Other – net	(7.5)	7.3
Net cash provided by operating activities	30.1	18.3

Cash flows from investing activities
Capital expenditures	(74.8)	(37.9)
Proceeds from sale of asset	-	21.2
Proceeds from sale of investments	2.5	0.5
Net cash used for investing activities	(72.3)	(16.2)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2028	98.0	-
Repayment of senior unsecured credit facility - 2028	(18.0)	-
Borrowing from senior unsecured credit facility - 2024	65.0	35.0
Repayment of senior unsecured credit facility - 2024	(90.0)	(46.0)
Issuance costs related to senior unsecured credit facilities	(2.5)	-
Repayment of finance lease obligation and other debt, net	(0.1)	(0.2)
Dividends paid	(21.1)	(16.8)
Activity under stock plans	2.7	1.4
Net cash provided by (used for) financing activities	34.0	(26.6)
Effect of exchange rate changes on cash and cash equivalents	0.4	(4.0)
Net decrease in cash and cash equivalents	(7.8)	(28.5)
Cash and cash equivalents at beginning of period	112.0	127.7
Cash and cash equivalents at end of period	$104.2	$99.2
Supplemental data:
Accrual basis additions to plant, property and equipment	$70.5	$28.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarter and Six Months ended June 30, 2023, and June 30, 2022

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2021	$1.1	$878.6	$2,012.5	$(126.5)	$(1,280.2)	$1,485.5
Net income	—	—	17.8	—	—	17.8
Dividends on common stock ($0.10 per share)	—	—	(8.5)	—	—	(8.5)
Change in other comprehensive loss – net of tax	—	—	—	(17.6)	—	(17.6)
Stock-based activity	—	11.3	—	—	(1.4)	9.9
Balance, March 31, 2022	$1.1	$889.9	$2,021.8	$(144.1)	$(1,281.6)	$1,487.1
Net income	—	—	44.7	—	—	44.7
Dividends on common stock ($0.10 per share)	—	—	(8.5)	—	—	(8.5)
Change in other comprehensive loss – net of tax	—	—	—	(47.2)	—	(47.2)
Stock-based activity	—	4.2	—	—	—	4.2
Balance, June 30, 2022	$1.1	$894.1	$2,058.0	$(191.3)	$(1,281.6)	$1,480.3

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2022	$1.1	$905.0	$2,104.9	$(174.4)	$(1,282.4)	$1,554.2
Net income	—	—	42.7	—	—	42.7
Dividends on common stock ($0.125 per share)	—	—	(10.4)	—	—	(10.4)
Change in other comprehensive income– net of tax	—	—	—	22.3	—	22.3
Stock-based activity	—	15.8	—	—	(2.4)	13.4
Balance, March 31, 2023	$1.1	$920.8	$2,137.2	$(152.1)	$(1,284.8)	$1,622.2
Net income	—	—	42.5	—	—	42.5
Dividends on common stock ($0.125 per share)	—	—	(10.5)	—	—	(10.5)
Change in other comprehensive income– net of tax	—	—	—	6.9	—	6.9
Stock-based activity	—	5.1	—	—	(0.1)	5.0
Balance, June 30, 2023	$1.1	$925.9	$2,169.2	$(145.2)	$(1,284.9)	$1,666.1

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

Assets Held for Sale

In November 2020, we closed our wind energy prepreg production facility in Windsor, Colorado. The plant assets to be sold were recorded in “Assets held for sale” in the Consolidated Balance Sheets at both June 30, 2023 and December 31, 2022.

On July 10, 2023, we finalized the sale of the Windsor facility for approximately $11 million. The sale will be recorded in the third quarter of 2023 and will be reflected in the Company's financial statements for the quarter ended September 30, 2023.

Note 2 — Net Income Per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Basic net income per common share:
Net income	$42.5	$44.7	$85.2	$62.5
Weighted average common shares outstanding	84.7	84.4	84.6	84.3

Basic net income per common share	$0.50	$0.53	$1.01	$0.74

Diluted net income per common share:
Net income	$42.5	$44.7	85.2	62.5

Weighted average common shares outstanding — Basic	84.7	84.4	84.6	84.3
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.4	0.5	0.4
Stock options	0.4	0.2	0.4	0.2
Weighted average common shares outstanding — Dilutive	85.6	85.0	85.5	84.9

Diluted net income per common share	$0.50	$0.53	$1.00	$0.74

Total common stock equivalents of 0.2 million and 0.6 million were excluded from the computation of diluted net income per share for the quarters ended June 30, 2023 and 2022, respectively, because to do so would have been anti-dilutive. Total common stock equivalents of 0.3 million and 0.7 million were excluded from the computation of diluted net income per share for the six months ended June 30, 2023 and 2022, respectively, because to do so would have been anti-dilutive.

Note 3 — Inventories

(In millions)	June 30, 2023	December 31, 2022
Raw materials	$166.4	$153.3
Work in progress	$53.1	42.8
Finished goods	$141.4	123.2
Total Inventory	$360.9	$319.3

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2023 and 2022 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.1	0.1	0.2	0.2
Net amortization	0.2	0.2	0.4	0.4
Net periodic benefit cost	$0.6	$0.6	$1.2	$1.2

(In millions)	June 30, 2023	December 31, 2022
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$1.3	$1.4
Other non-current liabilities	19.2	18.5
Total accrued benefit	$20.5	$19.9

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
European Defined Benefit Retirement Plans
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	1.3	0.5	2.5	1.1
Expected return on plan assets	(1.2)	(0.5)	(2.4)	(1.1)
Net amortization and deferral	0.6	0.6	1.2	1.2
Net periodic benefit cost	$0.8	$0.8	$1.6	$1.6

(In millions)	June 30, 2023	December 31, 2022
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$6.3	$5.6

Accrued liabilities	1.3	0.1
Other non-current liabilities	13.0	12.1
Total accrued benefit	$14.4	$12.2

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the quarters ended June 30, 2023 and 2022, amounts unrelated to service costs were a charge of $1.0 million and $0.9 million, respectively. For the six months ended June 30, 2023 and 2022, amounts unrelated to service costs were a charge of $2.0 million and $1.9 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. We contributed approximately $0.4 million in the first six months of 2023 to cover unfunded benefits. We expect to contribute a total of $1.5 million in 2023 to cover unfunded benefits.

Contributions to our European defined benefit retirement plans during the six months ended June 30, 2023 and 2022 were not material. We plan to contribute approximately $0.7 million during 2023 to our European plans. .

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.5 million of net amortization gain deferral for both the six months ended June 30, 2023 and 2022. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the six months ended June 30, 2023 and 2022 were immaterial.

(In millions)	June 30, 2023	December 31, 2022
Amounts recognized on the balance sheet:
Accrued liabilities	$0.2	$0.2
Other non-current liabilities	1.0	1.0
Total accrued benefit	$1.2	$1.2

Amounts contributed in connection with our postretirement plans were immaterial for both the six months ended June 30, 2023 and 2022. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.2 million in 2023 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	June 30, 2023	December 31, 2022
Current portion of finance lease	$0.1	$0.2
Current portion of debt	0.1	0.2
Senior unsecured credit facility	80.0	25.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(0.8)	(0.9)
Senior notes --- deferred financing costs	(1.9)	(2.2)
Non-current portion of finance lease and other debt	1.7	1.4
Long-term debt	779.0	723.3
Total debt	$779.1	$723.5

On April 25, 2023, the Company entered into a new credit agreement (the “Credit Agreement”) to refinance its senior unsecured revolving credit facility (the “Facility”). Under the terms of the Credit Agreement the borrowing capacity will remain at $750 million. The Facility matures in April 2028. In connection with the refinancing, the Company incurred approximately $2.5 million in financing costs which were deferred and will be amortized over the life of the Facility.

Borrowings under the Facility will bear interest, at the Company’s option, for Secured Overnight Financing Rate ("SOFR") borrowings at (i) an Adjusted Term SOFR rate (subject to a 0.00% floor), where such “Adjusted Term SOFR” rate is equal to the Term SOFR rate for the applicable interest period plus 0.10%, plus the Applicable Margin or (ii) for base rate borrowings, the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the Adjusted Term SOFR rate (subject to a 0.00% floor) for a one-month interest period plus 1.00%, in each case plus the Applicable Margin. The “Applicable Margin” initially is 1.125% for SOFR rate borrowings and 0.125% for base rate borrowings, and after September 30, 2023, can fluctuate, determined by reference to the more favorable to the Company of its (i) public debt rating and (ii) consolidated leverage ratio, as specified in the Credit Agreement.

Up to $50 million of the Facility may be used for letters of credit. The Credit Agreement enables the Company, from time to time, to add term loans or to increase the revolving credit commitment in an aggregate amount not to exceed $500 million.

The Credit Agreement contains customary covenants that place restrictions on, among other things, the incurrence of debt by any subsidiaries of the Company, granting of liens and sale of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Credit Agreement also contains financial covenants that require the Company to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio. As of June 30, 2023, the Company was in compliance with all debt covenants.

As of June 30, 2023, total borrowings under the Facility were $80 million, which approximated fair value. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of June 30, 2023, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $670 million. The weighted average interest rate for the Facility was 6.0% for the six months ended June 30, 2023.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for the six months ended June 30, 2023 was 4.0% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $377.8 million at June 30, 2023.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%. The effective interest rate for the six months ended June 30, 2023 was 4.9%. Based on quoted prices, the fair value of the senior unsecured notes due in 2025 was $293.3 million at June 30, 2023.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

At June 30, 2023 and December 31, 2022, we had no interest rate swap agreements outstanding.

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

Cross Currency and Interest Rate Swap Agreements

In November 2020, we entered into a cross currency and interest rate swap, which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange rates are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million at a fixed rate interest of 1.115%. The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through December 2025. The aggregate notional amount of these contracts was $433.9 million and $503.3 million at June 30, 2023 and December 31, 2022, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, gains of $4.3 million and $8.3 million were recorded in other comprehensive income (loss) for the quarter and six months ended June 30, 2023, respectively, and losses of $21.6 million and $28.4 million were recorded for the quarter and six months ended June 30, 2022, respectively. We recognized losses of $2.6 million and $6.3 million in gross margin during the quarter and six months ended June 30, 2023, respectively, and losses of $3.6 million and $4.3 million for the quarter and six months ended June 30, 2022, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarter and six months ended June 30, 2023, we recognized net foreign exchange losses of $0.1 million and gains of $0.3 million, respectively, in the Condensed Consolidated Statements of Operations. During the quarter and six months ended June 30, 2023, we recognized net foreign exchange losses of $0.8 million and $1.0 million, respectively. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income (loss) for the quarters and six months ended June 30, 2023 and June 30, 2022 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Unrealized losses at beginning of period, net of tax	$(4.8)	$(8.0)	$(10.5)	$(3.5)
Losses reclassified to net sales	2.0	2.8	4.7	3.1
Increase (decrease) in fair value	3.2	(16.5)	6.2	(21.3)
Unrealized gains (losses) at end of period, net of tax	$0.4	$(21.7)	$0.4	$(21.7)

Unrealized gains of $3.3 million recorded in accumulated other comprehensive loss, less taxes of $0.9 million, as of June 30, 2023, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of June 30, 2023, we had commodity swap agreements with a notional value of $18.4 million. The swaps mature monthly through June 2025. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items.

The fair values of outstanding derivative financial instruments as of June 30, 2023 and December 31, 2022 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivative Products
Foreign currency forward exchange contracts	$3.7	$1.9	$4.8	$3.4	$7.0	$14.1	$0.9	$5.3
Undesignated hedges	-	-	-	-	0.8	0.7	-	-
Commodity swaps	0.1	0.5	-	-	5.9	7.2	0.8	1.4
Cross currency and interest rate swap	5.6	6.2	8.0	10.1	-	-	-	-
Total Derivative Products	$9.4	$8.6	$12.8	$13.5	$13.7	$22.0	$1.7	$6.7

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs and incorporate non-performance risk (the credit standing of the counterparty when the derivative is in a net asset position, and the credit standing of Hexcel when the derivative is in a net liability position). For further information on the fair value of our derivative financial instruments see Note 6, Derivative Financial Instruments. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Condensed Consolidated Balance Sheets.

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended June 30, 2023 that would reduce the receivable amount owed, if any, to the Company.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the quarters and six months ended June 30, 2023 and 2022:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Consolidated Net Sales	$454.3	$393.0	$912.0	$783.6
Commercial Aerospace	264.3	227.6	548.8	446.5
Space & Defense	137.5	111.9	263.7	230.1
Industrial	52.5	53.5	99.5	107.0

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the six months ended June 30, 2023 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2022	$9.1	$22.9	$32.0
Net revenue billed	(2.5)	(0.9)	(3.4)
Balance at March 31, 2023	6.6	22.0	28.6
Net revenue billed	$0.4	$(1.8)	(1.4)
Balance at June 30, 2023	$7.0	$20.2	$27.2

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

Financial information for our operating segments for the quarters and six months ended June 30, 2023 and 2022 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended June 30, 2023
Net sales to external customers	$378.5	$75.8	$—	$454.3
Intersegment sales	18.5	0.5	(19.0)	—
Total sales	$397.0	$76.3	$(19.0)	$454.3
Other operating expense	0.3	0.2	—	0.5
Operating income (loss)	64.2	6.8	(9.7)	61.3
Depreciation and amortization	27.5	3.5	—	31.0
Stock-based compensation	1.1	0.3	1.4	2.8
Accrual basis additions to capital expenditures	12.9	40.8	—	53.7

Quarter Ended June 30, 2022
Net sales to external customers	$318.1	$74.9	$—	$393.0
Intersegment sales	18.5	1.0	(19.5)	—
Total sales	$336.6	$75.9	$(19.5)	$393.0
Other operating expense (income)	0.3	—	(19.4)	(19.1)
Operating income	47.2	9.1	7.5	63.8
Depreciation and amortization	28.1	3.5	0.1	31.7
Stock-based compensation	0.9	0.3	1.2	2.4
Accrual basis additions to capital expenditures	14.5	2.7	—	17.2

Six Months Ended June 30, 2023
Net sales to external customers	$756.7	$155.3	$—	$912.0
Intersegment sales	37.8	1.5	(39.3)	—
Total sales	$794.5	$156.8	$(39.3)	$912.0
Other operating expense	0.5	0.2	—	0.7
Operating income (loss)	137.4	18.8	(32.1)	124.1
Depreciation and amortization	54.7	7.0	—	61.7
Stock-based compensation	4.2	1.1	10.4	15.7
Accrual basis additions to capital expenditures	26.0	44.5	—	70.5

Six Months Ended June 30, 2022
Net sales to external customers	$631.9	$151.7	$—	$783.6
Intersegment sales	35.0	1.3	(36.3)	—
Total sales	$666.9	$153.0	$(36.3)	$783.6
Other operating expense (income)	1.2	0.1	(19.4)	(18.1)
Operating income (loss)	89.8	19.7	(15.6)	93.9
Depreciation and amortization	56.7	7.1	0.1	63.9
Stock-based compensation	3.5	1.0	8.3	12.8
Accrual basis additions to capital expenditures	24.6	3.7	—	28.3

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2022	$86.9	$169.1	$256.0
Amortization expense	(0.5)	(1.3)	(1.8)
Currency translation adjustments	1.2	(1.2)	—
Balance at June 30, 2023	$87.6	$166.6	$254.2

At June 30, 2023, the balance of goodwill and intangible assets was $188.3 million and $65.9 million, respectively.

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of June 30, 2023 and December 31, 2022 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2022	$(49.1)	$(15.4)	$(109.9)	$(174.4)
Other comprehensive (loss) income before reclassifications	(1.8)	7.8	18.1	24.1
Amounts reclassified from accumulated other comprehensive loss	0.8	4.3	—	5.1
Other comprehensive (loss) income	(1.0)	12.1	18.1	29.2
Balance at June 30, 2023	$(50.1)	$(3.3)	$(91.8)	$(145.2)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the quarters and six months ended June 30, 2023 and 2022 were as follows:

	Quarter Ended June 30, 2023		Quarter Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$0.5	$0.4	$0.6	$0.5	$1.0	$0.8	$1.1	$0.8

Derivative Products
Foreign currency forward exchange contracts	2.6	1.9	3.6	2.7	6.3	4.6	4.3	3.1
Commodity swaps	1.8	1.4	(0.3)	(0.2)	2.7	2.1	(1.1)	(0.8)
Interest rate swaps	(1.1)	(0.8)	2.5	1.9	(3.2)	(2.4)	(5.0)	(3.9)
Total Derivative Products	$3.3	$2.5	$5.8	$4.4	$5.8	$4.3	$(1.8)	$(1.6)

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

On December 16, 2022, the EPA lodged a Consent Decree with the U.S. District Court for the District of New Jersey requesting court approval of a $150 million settlement of the EPA’s CERCLA claims against Hexcel and 83 other PRPs for costs related to alleged contamination of the upper and lower portions of the Lower Passaic River. The 84 PRPs have collectively placed $150 million in escrow, pending District Court approval of the Consent Decree. A public comment period which allowed interested parties to provide additional evidence and make arguments in support or opposition to the Consent Decree has concluded. Hexcel is unable to estimate when or if the District Court will approve the Consent Decree.

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, our aggregate environmental related accruals were $0.6 million and $0.8 million, respectively. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the six months ended June 30, 2023, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2022	$3.1
Warranty expense	1.6
Deductions and other	(1.2)
Balance as of March 31, 2023	$3.5
Warranty expense	2.2
Deductions and other	(0.9)
Balance as of June 30, 2023	$4.8

Note 12 — Restructuring

We recognized restructuring charges of $0.5 million and $0.7 million for the quarter and six months ended June 30, 2023, respectively, primarily related to severance. Anticipated future cash payments as of June 30, 2023 were $1.5 million.

		Activity for the Quarter Ended June 30, 2023
	March 31,	Restructuring		Cash		June 30,
(In Millions)	2023	Charge	FX Impact	Paid	Non-Cash	2023
Employee termination	$3.3	$0.2	$—	$(2.0)	$—	$1.5
Impairment and other	—	0.3	—	—	(0.3)	—
Total	$3.3	$0.5	$—	$(2.0)	$(0.3)	$1.5

		Activity for the Six Months Ended June 30, 2023
	December 31,	Restructuring		Cash		June 30,
(In Millions)	2022	Charge	FX Impact	Paid	Non-Cash	2023
Employee termination	$5.4	$0.4	$—	$(4.3)	$—	$1.5
Impairment and other	—	0.3	—	—	(0.3)	—
Total	$5.4	$0.7	$—	$(4.3)	$(0.3)	$1.5

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

The Commercial Aerospace market and our business began to see signs of recovery from the economic impacts of the COVID-19 pandemic in the second half of 2021, which has continued through 2023, with further growth in air travel and an increase in aircraft build rates. Despite this recovery, global logistics, supply chains, inflationary pressures and the effects of geopolitical issues still remain a challenge. These challenges have had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our financial results.

We also continue to monitor developments in ongoing geopolitical issues including the Russia/Ukraine conflict. Although we are not experiencing direct material adverse effects upon our business, the global implications of the Russia/Ukraine conflict which include increased inflation, elevated energy costs, constrained raw material availability and transportation, and thus increasing costs are impacting the global economy and the aerospace industry in particular.

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2023	2022	% Change	2023	2022	% Change
Net sales	$454.3	$393.0	15.6%	$912.0	$783.6	16.4%
Net sales change in constant currency			14.7%			16.4%
Operating income	$61.3	$63.8	(3.9)%	$124.1	$93.9	32.2%
As a percentage of net sales	13.5%	16.2%		13.6%	12.0%
Net income	$42.5	$44.7	(4.9)%	$85.2	$62.5	36.3%
Diluted net income per common share	$0.50	$0.53	(5.7)%	$1.00	$0.74	35.1%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2023 and 2022:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
Consolidated Net Sales	$454.3	$393.0	15.6%	$912.0	$783.6	16.4%
Commercial Aerospace	264.3	227.6	16.1%	548.8	446.5	22.9%
Space & Defense	137.5	111.9	22.9%	263.7	230.1	14.6%
Industrial	52.5	53.5	(1.9)%	99.5	107.0	(7.0)%

Composite Materials	$378.5	$318.1	19.0%	$756.7	$631.9	19.7%
Commercial Aerospace	228.9	192.0	19.2%	472.1	376.8	25.3%
Space & Defense	97.9	73.9	32.5%	186.7	150.5	24.1%
Industrial	51.7	52.2	(1.0)%	97.9	104.6	(6.4)%

Engineered Products	$75.8	$74.9	1.2%	$155.3	$151.7	2.4%
Commercial Aerospace	35.4	35.6	(0.5)%	76.7	69.7	10.1%
Space & Defense	39.6	38.0	4.2%	77.0	79.6	(3.3)%
Industrial	0.8	1.3	(40.0)%	1.6	2.4	(34.2)%

Sales by Segment

Composite Materials: Net sales of $378.5 million in the second quarter of 2023 increased by $60.4 million or 19.0% from the prior year quarter. Commercial Aerospace sales increased $36.9 million or 19.2% in the second quarter of 2023 as compared to the prior year quarter primarily due to growth in the A350 and Boeing 787 programs as well as business jet growth. Space & Defense sales increased $24.0 million or 32.5% led by growth in military aircraft. Net sales of $756.7 million for the first six months of 2023 increased 19.7% compared to the same period last year driven by strong sales in the Commercial Aerospace and Space & Defense markets.

Engineered Products: For the second quarter of 2023, net sales of $75.8 million increased $0.9 million or 1.2% as compared to the prior year quarter. The increase was driven by higher Space & Defense sales. Net sales of $155.3 million for the first six months of 2023 increased 2.4% compared to the same period last year.

Sales by Market

For the second quarter of 2023, Commercial Aerospace sales of $264.3 million increased 16.1% (15.4% in constant currency) compared to the second quarter of 2022. Growth was driven by the Airbus A350 and Boeing 787 programs. Other Commercial Aerospace increased 13.3% for the second quarter of 2023 compared to the second quarter of 2022 reflecting continued growth in business jets. Sales of $548.8 million increased 22.9% (22.5% in constant currency) for the first six months of 2023 compared to the first six months of 2022. The A350 and A320neo programs as well as the Boeing 787 program drove the growth. Other Commercial Aerospace increased 18.4% for the first six months of 2023 compared to the same period in 2022 on expanding business jet demand.

Space & Defense sales of $137.5 million increased 22.9% (22.1% in constant currency) for the second quarter of 2023 as compared to the second quarter of 2022. Growth was broad-based including fighter aircraft, particularly the F-35 and Rafale, the Black Hawk, civilian helicopters and space programs. Sales of $263.7 million increased 14.6% (14.7% in constant currency) for the first six months of 2023 as compared to the first six months of 2022. Areas of growth included military aircraft, in particular the Rafale and A400M, and both civil and military rotorcraft led by the Black Hawk.

Total Industrial sales of $52.5 million in the second quarter of 2023 decreased 1.9% (3.3% in constant currency) compared to the second quarter of 2022 as lower wind energy and recreation sales were only partially offset by growth in automotive and other industrial sales. Total Industrial sales of $99.5 million in the first six months of 2023 decreased 7.0% (6.1% in constant currency) compared to the first six months of 2022 due to lower wind energy sales partially offset by higher automotive and other industrial sales.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
Gross margin	$110.8	$89.5	23.8%	$238.5	$176.2	35.4%
Percentage of sales	24.4%	22.8%		26.2%	22.5%

Gross margin for the second quarter of 2023 was 24.4% compared to 22.8% in the second quarter of 2022 and 26.2% and 22.5% for the first six months of 2023 and 2022, respectively. The improvements in the gross margin for both the second quarter and first six months of 2023 compared to the same periods last year was primarily due to higher sales and favorable product mix.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
SG&A expense	$35.7	$33.5	6.6%	$86.5	$78.2	10.6%
Percentage of sales	7.9%	8.5%		9.5%	10.0%

R&T expense	$13.3	$11.3	17.7%	$27.2	$22.2	22.5%
Percentage of sales	2.9%	2.9%		3.0%	2.8%

Selling, general and administrative expenses were higher for the second quarter of 2023, although lower as a percentage of sales, as compared to the same period in 2022. The increase in selling, general and administrative expenses for the second quarter of 2023 was primarily driven by higher employee-related expenses. Research and technology expenses for the second quarter of 2023 increased $2.0 million over the same period last year due primarily to higher materials and supplies expense. Selling, general and administrative expenses were higher for the first six months of 2023 compared to the same period in 2022 due to higher employee-related expenses. Research and technology expenses for the first six months of 2023 were higher compared to the prior year period due to higher employee-related and materials and supplies expenses resulting from an increase the number of development projects.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
Consolidated operating income	$61.3	$63.8	(3.9)%	$124.1	$93.9	32.2%
Operating margin	13.5%	16.2%		13.6%	12.0%
Composite Materials	64.2	47.2	36.0%	137.4	89.8	53.0%
Operating margin	16.2%	14.0%		17.3%	13.5%
Engineered Products	6.8	9.1	(25.3)%	18.8	19.7	(4.6)%
Operating margin	8.9%	12.0%		12.0%	12.9%
Corporate & Other	(9.7)	7.5	N/M	(32.1)	(15.6)	(105.8)%

Operating income for the second quarters of 2023 and 2022 was $61.3 million and $63.8 million, respectively. Operating income for the first six months of 2023 was $124.1 million compared to $93.9 million for the same period last year. Both the second quarter and six months of 2022 included the gain on the sale of the Dublin, California facility of $19.4 million. Overall, operating income for both the second quarter and six months of 2023 benefitted from higher sales and stronger gross margins, as compared to the prior year periods.

Interest Expense, Net

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
Interest expense, net	$9.2	$8.9	3.4%	$18.6	$18.0	3.3%

Interest expense for both the quarter and six months ended June 30, 2023 was higher compared to the prior year periods due to higher interest rates, partially offset by lower average debt levels.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Income tax expense	$11.5	$12.7	$23.2	$17.4
Effective tax rate	22.1%	22.9%	22.0%	22.8%

Tax expense for the quarter and six months ended June 30, 2023 was $11.5 million and $23.2 million, respectively, as compared to $12.7 million and $17.4 million for the comparative periods in 2022.

Financial Condition

Liquidity: Cash on hand at June 30, 2023 was $104.2 million as compared to $112.0 million at December 31, 2022. As of June 30, 2023, total debt was $779.1 million as compared to $723.5 million at December 31, 2022.

On April 25, 2023, we entered into a new credit agreement (the “Credit Agreement”) to refinance our unsecured revolving credit facility (the “Facility”). Under the terms of the Credit Agreement the borrowing capacity will remain at $750 million. The Facility matures in April 2028. For further discussion, see Note 5, Debt, to the accompanying condensed consolidated financial statements.

As of June 30, 2023, total borrowings under the Facility were $80 million, which approximated fair value. The Credit Agreement permits us to issue letters of credit up to an aggregate amount of $50 million. As of June 30, 2023, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $670 million. The weighted average interest rate for the Facility was 6.0% for the six months ended June 30, 2023.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of June 30, 2023, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until August 2025 when our 4.7% Senior Unsecured Notes are due. The remaining authorization under the share repurchase program at June 30, 2022 was $217 million.

On July 24, 2023, our Board of Directors declared a quarterly dividend of $0.125 per share payable to stockholders of record as of August 4, 2023, with a payment date of August 11, 2023.

Operating Activities: Net cash provided by operating activities for the first six months of 2023 was $30.1 million compared to $18.3 million for the same period last year. Working capital was a cash use of $113.9 million for the first six months of 2023 as compared to a use of $95.1 million in the same period in 2022. The difference was primarily driven by lower payables in the current year partially offset by an increase in accounts receivables.

Investing Activities: Net cash used for investing activities was $72.3 million and $16.2 million in the first six months of 2023 and 2022, respectively. Capital expenditures for the first six months of 2023 were $74.8 million and included $38.0 million for the acquisition of the land and building at our Amesbury, Massachusetts facility to support future growth. Capital expenditures for the first six months of 2022 were $37.9 million. The first six months of 2022 included net proceeds of $21.2 million from the sale of the Dublin, California facility.

Financing Activities: Net cash provided by financing activities was $34.0 million for first six months of 2023 compared to a net cash use of $26.6 million in the same period in 2022. Borrowings under the credit facilities during the first six months of 2023 was $163.0 million compared to $35.0 million in the prior year period. Repayments were $108.0 million during the first six months of 2023 compared to $46.0 million in the prior year period. Quarterly dividend payments to shareholders were $21.1 million during the first six months of 2023 compared to $16.8 million in the prior year period.

Financial Obligations and Commitments: The next significant scheduled debt maturity will not occur until 2025 when our 4.7% Senior Unsecured Notes are due. Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

	Operating Income
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
GAAP operating income	$61.3	$63.8	$124.1	$93.9
Other operating expense (income) (a)	0.5	(19.1)	0.7	(18.1)
Adjusted operating income (non-GAAP)	$61.8	$44.7	$124.8	$75.8

	Quarter Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net income	Diluted Net Income Per Share
GAAP net income	$42.5	$0.50	$44.7	$0.53	$85.2	$1.00	$62.5	$0.74
Other operating expense (income), net of tax (a)	0.3	-	(16.3)	(0.20)	0.5	-	(15.5)	(0.19)
Other income	-		(0.3)		-	-	(0.3)
Adjusted net income (non-GAAP)	$42.8	$0.50	$28.1	$0.33	$85.7	$1.00	$46.7	$0.55

(a)
The quarter and six months ended June 30, 2023 included restructuring costs and the quarter and six months ended June 30, 2022 included the net gain of $19.4 million from the sale of the Dublin, California facility partially offset by restructuring costs primarily related to severance.

	Six Months Ended June 30,
(In millions)	2023	2022
Net cash provided by operating activities	$30.1	$18.3
Less: Capital expenditures	(74.8)	(37.9)
Free cash flow (non-GAAP)	$(44.7)	$(19.6)

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations with regard to the impact of regulatory activity related to, or the build rate of, the Boeing 737 MAX or Boeing 787 and the related impact on our revenues; (e) expectations with regard to raw material cost and availability; (f) expectations of composite content on new commercial aircraft programs and our share of those requirements; (g) expectations regarding revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (h) expectations regarding sales for wind energy, recreation, automotive and other industrial applications; (i) expectations regarding working capital trends and expenditures and inventory levels; (j) expectations as to the level of capital expenditures, capacity, including the timing of completion of capacity expansions, and qualification of new products; (k) expectations regarding our ability to improve or maintain margins; (l) expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy; (m) projections regarding our tax rate; (n) expectations with regard to the continued impact of macroeconomic factors and the conflict between Russia and Ukraine; (o) expectations regarding our strategic initiatives and other goals, including, but not limited to, our sustainability goals; (p) expectations regarding the sale of certain of our assets; (q) expectations with regard to cybersecurity measures taken to protect confidential and proprietary information; (r) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations or government policies; and (s) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2023 and beyond.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2023, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*

Hexcel Corporation Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, Amended and Restated as of January 1, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.2**

Credit Agreement, dated April 25, 2023, by and among Hexcel Corporation, as borrower, the lenders party thereto, Citizens Bank N.A. as agent for the lenders and the other institutions party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2023).

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

July 24, 2023	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer