Form 10-Q
period 2023-09-30
HEXCEL CORP /DE/
filed 2023-10-23
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2023
COMMON STOCK	84,111,294

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In millions)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$97.7	$112.0
Accounts receivable, net	236.8	222.7
Inventories, net	350.8	319.3
Contract assets	31.4	32.0
Prepaid expenses and other current assets	48.7	38.9
Assets held for sale	-	9.5
Total current assets	765.4	734.4

Property, plant and equipment	3,144.7	3,087.9
Less accumulated depreciation	(1,491.7)	(1,430.1)
Net property, plant and equipment	1,653.0	1,657.8

Goodwill and other intangible assets, net	250.6	256.0
Investments in affiliated companies	51.5	47.6
Other assets	125.8	141.5
Total assets	$2,846.3	$2,837.3

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.1	$0.2
Accounts payable	97.8	155.5
Accrued compensation and benefits	70.2	69.6
Financial instruments	14.0	22.0
Accrued liabilities	70.8	82.5
Total current liabilities	252.9	329.8

Long-term debt	754.1	723.3
Retirement obligations	44.9	42.7
Deferred income taxes	111.8	126.4
Other non-current liabilities	36.3	60.9
Total liabilities	1,200.0	1,283.1
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 110.7 shares and 110.4 shares issued at September 30, 2023 and December 31, 2022, respectively	1.1	1.1
Additional paid-in capital	931.5	905.0
Retained earnings	2,197.3	2,104.9
Accumulated other comprehensive loss	(167.7)	(174.4)
	2,962.2	2,836.6
Less – Treasury stock, at cost, 26.6 shares at September 30, 2023 and 26.2 shares at December 31, 2022	(1,315.9)	(1,282.4)
Total stockholders' equity	1,646.3	1,554.2
Total liabilities and stockholders' equity	$2,846.3	$2,837.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Net sales	$419.5	$364.7	$1,331.5	$1,148.3
Cost of sales	327.9	282.9	1,001.4	890.3
Gross margin	91.6	81.8	330.1	258.0
Selling, general and administrative expenses	35.4	29.0	121.9	107.2
Research and technology expenses	13.4	11.6	40.6	33.8
Other operating (income) expense	(0.8)	0.4	(0.1)	(17.7)
Operating income	43.6	40.8	167.7	134.7
Interest expense, net	7.8	9.0	26.4	27.0
Other income	-	-	-	(0.3)
Income before income taxes, and equity in earnings from affiliated companies	35.8	31.8	141.3	108.0
Income tax (benefit) expense	(0.7)	6.8	22.5	24.2
Income before equity in earnings from affiliated companies	36.5	25.0	118.8	83.8
Equity in earnings from affiliated companies	2.2	1.8	5.1	5.5
Net income	$38.7	$26.8	$123.9	$89.3
Basic net income per common share	$0.46	$0.32	$1.46	$1.06
Diluted net income per common share	$0.45	$0.31	$1.45	$1.05
Weighted-average common shares:
Basic	84.6	84.4	84.6	84.4
Diluted	85.6	85.1	85.5	85.0

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income	$38.7	$26.8	$123.9	$89.3
Currency translation adjustments	(19.5)	(38.2)	(1.4)	(88.7)
Net unrealized pension and other benefit actuarial gains and prior service credits (net of tax)	3.0	4.7	2.0	12.4
Net unrealized (losses) gains on financial instruments (net of tax)	(6.0)	(24.3)	6.1	(46.3)
Total other comprehensive (loss) income	(22.5)	(57.8)	6.7	(122.6)
Comprehensive income (loss)	$16.2	$(31.0)	$130.6	$(33.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$123.9	$89.3
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	93.2	94.9
Amortization related to financing	0.5	0.6
Deferred income taxes	(12.3)	(8.5)
Equity in earnings from affiliated companies	(5.1)	(5.5)
Stock-based compensation	18.3	15.2
Restructuring expenses, net of payments	(4.1)	(6.1)
Impairment of assets	1.7	-
Gain on sale of asset	(0.8)	(19.4)
Gain on sale of investment	-	(0.3)
Changes in assets and liabilities:
Increase in accounts receivable	(15.8)	(53.1)
Increase in inventories	(33.2)	(82.0)
Increase in prepaid expenses and other current assets	(9.4)	(11.6)
(Decrease) increase in accounts payable/accrued liabilities	(53.7)	31.7
Other – net	(5.1)	11.2
Net cash provided by operating activities	98.1	56.4

Cash flows from investing activities
Capital expenditures	(94.4)	(58.3)
Proceeds from sale of asset	10.3	21.2
Proceeds from sale of investments	2.5	0.5
Net cash used for investing activities	(81.6)	(36.6)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2028	98.0	-
Repayment of senior unsecured credit facility - 2028	(43.0)	-
Borrowing from senior unsecured credit facility - 2024	65.0	35.0
Repayment of senior unsecured credit facility - 2024	(90.0)	(61.0)
Repurchases of common stock	(30.1)	-
Issuance costs related to senior unsecured credit facilities	(2.5)	-
Repayment of finance lease obligation and other debt, net	(0.1)	(0.4)
Dividends paid	(31.7)	(25.3)
Activity under stock plans	4.7	3.1
Net cash used for financing activities	(29.7)	(48.6)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(8.0)
Net decrease in cash and cash equivalents	(14.3)	(36.8)
Cash and cash equivalents at beginning of period	112.0	127.7
Cash and cash equivalents at end of period	$97.7	$90.9
Supplemental data:
Accrual basis additions to plant, property and equipment	$88.7	$49.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarter and nine months ended September 30, 2023, and September 30, 2022

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2021	$1.1	$878.6	$2,012.5	$(126.5)	$(1,280.2)	$1,485.5
Net income	—	—	17.8	—	—	17.8
Dividends on common stock ($0.10 per share)	—	—	(8.5)	—	—	(8.5)
Change in other comprehensive loss – net of tax	—	—	—	(17.6)	—	(17.6)
Stock-based activity	—	11.3	—	—	(1.4)	9.9
Balance, March 31, 2022	$1.1	$889.9	$2,021.8	$(144.1)	$(1,281.6)	$1,487.1
Net income	—	—	44.7	—	—	44.7
Dividends on common stock ($0.10 per share)	—	—	(8.5)	—	—	(8.5)
Change in other comprehensive loss – net of tax	—	—	—	(47.2)	—	(47.2)
Stock-based activity	—	4.2	—	—	—	4.2
Balance, June 30, 2022	$1.1	$894.1	$2,058.0	$(191.3)	$(1,281.6)	$1,480.3
Net income	—	—	26.8	—	—	26.8
Dividends on common stock ($0.10 per share)			(8.4)			(8.4)
Change in other comprehensive loss– net of tax	—	—	—	(57.8)	—	(57.8)
Stock-based activity	—	4.8	—	—	(0.7)	4.1
Balance, September 30, 2022	$1.1	$898.9	$2,076.4	$(249.1)	$(1,282.3)	$1,445.0

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2022	$1.1	$905.0	$2,104.9	$(174.4)	$(1,282.4)	$1,554.2
Net income	—	—	42.7	—	—	42.7
Dividends on common stock ($0.125 per share)	—	—	(10.4)	—	—	(10.4)
Change in other comprehensive income– net of tax	—	—	—	22.3	—	22.3
Stock-based activity	—	15.8	—	—	(2.4)	13.4
Balance, March 31, 2023	$1.1	$920.8	$2,137.2	$(152.1)	$(1,284.8)	$1,622.2
Net income	—	—	42.5	—	—	42.5
Dividends on common stock ($0.125 per share)	—	—	(10.5)	—	—	(10.5)
Change in other comprehensive income– net of tax	—	—	—	6.9	—	6.9
Stock-based activity	—	5.1	—	—	(0.1)	5.0
Balance, June 30, 2023	$1.1	$925.9	$2,169.2	$(145.2)	$(1,284.9)	$1,666.1
Net income	—	—	38.7	—	—	38.7
Dividends on common stock ($0.125 per share)	—	—	(10.6)	—	—	(10.6)
Repurchases of common stock	—	—	—	—	(30.1)	(30.1)
Change in other comprehensive income (loss)– net of tax	—	—	—	(22.5)	—	(22.5)
Stock-based activity	—	5.6	—	—	(0.9)	4.7
Balance, September 30, 2023	$1.1	$931.5	$2,197.3	$(167.7)	$(1,315.9)	$1,646.3

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

Assets Held for Sale

In November 2020, we closed our wind energy prepreg production facility in Windsor, Colorado. The plant assets to be sold were recorded in “Assets held for sale” in the Consolidated Balance Sheets at December 31, 2022.

On July 10, 2023, we finalized the sale of the Windsor facility and received approximately $10.3 million in net proceeds from the sale of the property and recorded a gain of approximately $0.8 million which is included in "Other operating (income) expense" in the Condensed Consolidated Statement of Operations.

Note 2 — Net Income Per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Basic net income per common share:
Net income	$38.7	$26.8	$123.9	$89.3
Weighted average common shares outstanding	84.6	84.4	84.6	84.4

Basic net income per common share	$0.46	$0.32	$1.46	$1.06

Diluted net income per common share:
Net income	$38.7	$26.8	123.9	89.3

Weighted average common shares outstanding — Basic	84.6	84.4	84.6	84.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.6	0.4	0.5	0.4
Stock options	0.4	0.3	0.4	0.2
Weighted average common shares outstanding — Dilutive	85.6	85.1	85.5	85.0

Diluted net income per common share	$0.45	$0.31	$1.45	$1.05

Total common stock equivalents of 0.2 million and 0.6 million were excluded from the computation of diluted net income per share for the quarters ended September 30, 2023 and 2022, respectively, because to do so would have been anti-dilutive. Total common stock equivalents of 0.3 million and 0.7 million were excluded from the computation of diluted net income per share for the nine months ended September 30, 2023 and 2022, respectively, because to do so would have been anti-dilutive.

Note 3 — Inventories

(In millions)	September 30, 2023	December 31, 2022
Raw materials	$146.4	$153.3
Work in progress	$52.2	42.8
Finished goods	$152.2	123.2
Total Inventory	$350.8	$319.3

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine months ended September 30, 2023 and 2022 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$0.4	$0.3	$1.0	$0.9
Interest cost	0.1	0.1	0.3	0.3
Net amortization	0.2	0.3	0.6	0.7
Net periodic benefit cost	$0.7	$0.7	$1.9	$1.9

(In millions)	September 30, 2023	December 31, 2022
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$0.4	$1.4
Other non-current liabilities	19.6	18.5
Total accrued benefit	$20.0	$19.9

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
European Defined Benefit Retirement Plans
Service cost	$0.1	$0.1	$0.4	$0.5
Interest cost	1.2	0.6	3.7	1.7
Expected return on plan assets	(1.1)	(0.6)	(3.5)	(1.7)
Net amortization and deferral	0.6	0.6	1.8	1.8
Net periodic benefit cost	$0.8	$0.7	$2.4	$2.3

(In millions)	September 30, 2023	December 31, 2022
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Other assets	$6.1	$5.6

Accrued liabilities	1.0	0.1
Other non-current liabilities	12.8	12.1
Total accrued benefit	$13.8	$12.2

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For both the quarters ended September 30, 2023 and 2022, amounts unrelated to service costs were a charge of $1.0 million. For the nine months ended September 30, 2023 and 2022, amounts unrelated to service costs were a charge of $3.0 million and $2.9 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. We contributed approximately $0.6 million in the first nine months of 2023 to cover unfunded benefits. We expect to contribute a total of $0.8 million in 2023 to cover unfunded benefits.

Contributions to our European defined benefit retirement plans during the nine months ended September 30, 2023 were approximately $0.4 million. We plan to contribute approximately $0.7 million during 2023 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.3 million of net amortization gain deferral for both the quarters ended September 30, 2023 and 2022, respectively and $0.8 million of net amortization gain deferral for both the nine months ended September 30, 2023 and 2022, respectively. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the nine months ended September 30, 2023 and 2022 were immaterial.

(In millions)	September 30, 2023	December 31, 2022
Amounts recognized on the balance sheet:
Accrued liabilities	$0.2	$0.2
Other non-current liabilities	1.0	1.0
Total accrued benefit	$1.2	$1.2

Amounts contributed in connection with our postretirement plans were immaterial for both the nine months ended September 30, 2023 and 2022. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute less than $0.2 million in 2023 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	September 30, 2023	December 31, 2022
Current portion of finance lease	$0.1	$0.2
Current portion of debt	0.1	0.2
Senior unsecured credit facility	55.0	25.0
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(0.7)	(0.9)
Senior notes --- deferred financing costs	(1.7)	(2.2)
Non-current portion of finance lease and other debt	1.5	1.4
Long-term debt	754.1	723.3
Total debt	$754.2	$723.5

On April 25, 2023, the Company entered into a new credit agreement (the “Credit Agreement”) to refinance its senior unsecured revolving credit facility (the “Facility”). Under the terms of the Credit Agreement the borrowing capacity is $750 million. The Facility matures in April 2028. In connection with the refinancing, the Company incurred approximately $2.5 million in financing costs which were deferred and are amortized over the life of the Facility.

Borrowings under the Facility bear interest, at the Company’s option, for Secured Overnight Financing Rate ("SOFR") borrowings at (i) an Adjusted Term SOFR rate (subject to a 0.00% floor), where such “Adjusted Term SOFR” rate is equal to the Term SOFR rate for the applicable interest period plus 0.10%, plus the Applicable Margin or (ii) for base rate borrowings, the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the Adjusted Term SOFR rate (subject to a 0.00% floor) for a one-month interest period plus 1.00%, in each case plus the Applicable Margin. The “Applicable Margin” initially was 1.125% for SOFR rate borrowings and 0.125% for base rate borrowings, and after September 30, 2023, can fluctuate, determined by reference to the more favorable to the Company of its (i) public debt rating and (ii) consolidated leverage ratio, as specified in the Credit Agreement. Up to $50 million of the Facility may be used for letters of credit. The Credit Agreement enables the Company, from time to time, to add term loans or to increase the revolving credit commitment in an aggregate amount not to exceed $500 million.

The Credit Agreement contains customary covenants that place restrictions on, among other things, the incurrence of debt by any subsidiaries of the Company, granting of liens and sale of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Credit Agreement also contains financial covenants that require the Company to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio. As of September 30, 2023, the Company was in compliance with all debt covenants.

As of September 30, 2023, total borrowings under the Facility were $55 million, which approximated fair value. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of September 30, 2023, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $695 million. The weighted average interest rate for the Facility was 6.19% for the nine months ended September 30, 2023.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 5.95%. The effective interest rate for the nine months ended September 30, 2023 was 4.0% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $371.2 million at September 30, 2023.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. Conversely, such increases would be reversed should the credit rating be subsequently upgraded. The maximum rate is 6.7%. The effective interest rate for the nine months ended September 30, 2023 was 4.9%. Based on quoted prices, the fair value of the senior unsecured notes due in 2025 was $292.5 million at September 30, 2023.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

At September 30, 2023 and December 31, 2022, we had no interest rate swap agreements outstanding.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through January 2026. The aggregate notional amount of these contracts was $406.1 million and $503.3 million at September 30, 2023 and December 31, 2022, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, losses of $12.8 million and $4.5 million were recorded in other comprehensive income (loss) for the quarter and nine months ended September 30, 2023, respectively, and losses of $31.9 million and $60.3 million were recorded for the quarter and nine months ended September 30, 2022, respectively. We recognized losses of $1.5 million and $7.8 million in gross margin during the quarter and nine months ended September 30, 2023, respectively, and losses of $6.2 million and $10.5 million for the quarter and nine months ended September 30, 2022, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarter and nine months ended September 30, 2023, we recognized net foreign exchange losses of $1.6 million and $1.4 million, respectively, in the Condensed Consolidated Statements of Operations. During the quarter and nine months ended September 30, 2022, we recognized net foreign exchange losses of $1.0 million and $2.0 million, respectively. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2023 and September 30, 2022 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Unrealized gains (losses) at beginning of period, net of tax	$0.4	$(21.7)	$(10.5)	$(3.5)
Losses reclassified to net sales	1.1	4.8	5.8	7.9
Decrease in fair value	(9.5)	(24.7)	(3.3)	(46.0)
Unrealized losses at end of period, net of tax	$(8.0)	$(41.6)	$(8.0)	$(41.6)

Unrealized losses of $10.1 million recorded in accumulated other comprehensive loss, less taxes of $2.6 million, as of September 30, 2023, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

On occasion we enter into commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of September 30, 2023, we had commodity swap agreements with a notional value of $21.4 million. The swaps mature monthly through September 2025. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items.

The fair values of outstanding derivative financial instruments as of September 30, 2023 and December 31, 2022 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivative Products
Foreign currency forward exchange contracts	$1.0	$1.9	$1.5	$3.4	$11.1	$14.1	$2.1	$5.3
Undesignated hedges	0.4	-	-	-	-	0.7	-	-
Commodity swaps	0.3	0.5	0.1	-	2.9	7.2	0.5	1.4
Cross currency and interest rate swap	7.6	6.2	11.9	10.1	-	-	-	-
Total Derivative Products	$9.3	$8.6	$13.5	$13.5	$14.0	$22.0	$2.6	$6.7

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended September 30, 2023 that would reduce the receivable amount owed, if any, to the Company.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the quarters and nine months ended September 30, 2023 and 2022:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Consolidated Net Sales	$419.5	$364.7	$1,331.5	$1,148.3
Commercial Aerospace	251.9	209.1	800.7	655.6
Space & Defense	128.8	108.6	392.5	338.7
Industrial	38.8	47.0	138.3	154.0

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the nine months ended September 30, 2023 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2022	$9.1	$22.9	$32.0
Net revenue billed	(2.5)	(0.9)	(3.4)
Balance at March 31, 2023	$6.6	$22.0	$28.6
Net revenue billed	0.4	(1.8)	(1.4)
Balance at June 30, 2023	$7.0	$20.2	$27.2
Net revenue billed	$4.5	$(0.3)	4.2
Balance at September 30, 2023	$11.5	$19.9	$31.4

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

Financial information for our operating segments for the quarters and six months ended September, 2023 and 2022 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended September 30, 2023
Net sales to external customers	$340.5	$79.0	$—	$419.5
Intersegment sales	16.2	0.2	(16.4)	—
Total sales	$356.7	$79.2	$(16.4)	$419.5
Other operating income	(0.8)	—	—	(0.8)
Operating income (loss)	43.7	6.2	(6.3)	43.6
Depreciation and amortization	27.8	3.7	—	31.5
Stock-based compensation	1.0	0.3	1.3	2.6
Accrual basis additions to capital expenditures	15.6	2.6	—	18.2

Quarter Ended September 30, 2022
Net sales to external customers	$293.5	$71.2	$—	$364.7
Intersegment sales	15.4	0.7	(16.1)	—
Total sales	$308.9	$71.9	$(16.1)	$364.7
Other operating expense	0.4	—	—	0.4
Operating income (loss)	41.4	6.0	(6.6)	40.8
Depreciation and amortization	27.5	3.5	—	31.0
Stock-based compensation	1.0	0.3	1.1	2.4
Accrual basis additions to capital expenditures	17.9	2.8	0.1	20.8

Nine Months Ended September 30, 2023
Net sales to external customers	$1,097.2	$234.3	$—	$1,331.5
Intersegment sales	54.0	1.7	(55.7)	—
Total sales	$1,151.2	$236.0	$(55.7)	$1,331.5
Other operating (income) expense	(0.3)	0.2	—	(0.1)
Operating income (loss)	181.1	25.0	(38.4)	167.7
Depreciation and amortization	82.5	10.7	—	93.2
Stock-based compensation	5.2	1.4	11.7	18.3
Accrual basis additions to capital expenditures	41.6	47.1	—	88.7

Nine Months Ended September 30, 2022
Net sales to external customers	$925.4	$222.9	$—	$1,148.3
Intersegment sales	50.4	2.0	(52.4)	—
Total sales	$975.8	$224.9	$(52.4)	$1,148.3
Other operating expense (income)	1.6	0.1	(19.4)	(17.7)
Operating income (loss)	131.2	25.7	(22.2)	134.7
Depreciation and amortization	84.2	10.6	0.1	94.9
Stock-based compensation	4.5	1.3	9.4	15.2
Accrual basis additions to capital expenditures	42.5	6.5	0.1	49.1

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2022	$86.9	$169.1	$256.0
Amortization expense	(0.5)	(1.3)	(1.8)
Currency translation adjustments	(1.1)	(2.5)	(3.6)
Balance at September 30, 2023	$85.3	$165.3	$250.6

At September 30, 2023, the balance of goodwill and intangible assets was $186.7 million and $63.9 million, respectively.

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of September 30, 2023 and December 31, 2022 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2022	$(49.1)	$(15.4)	$(109.9)	$(174.4)
Other comprehensive income (loss) before reclassifications	0.8	0.2	(1.4)	(0.4)
Amounts reclassified from accumulated other comprehensive loss	1.2	5.9	—	7.1
Other comprehensive income (loss) before reclassifications	2.0	6.1	(1.4)	6.7
Balance at September 30, 2023	$(47.1)	$(9.3)	$(111.3)	$(167.7)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2023 and 2022 were as follows:

	Quarter Ended September 30, 2023		Quarter Ended September 30, 2022		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax loss (gain)	Net of tax loss (gain)	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$0.6	$0.4	$0.6	$0.5	$1.6	$1.2	$1.7	$1.3

Derivative Products
Foreign currency forward exchange contracts	1.5	1.1	6.2	4.8	7.8	5.7	10.5	7.9
Commodity swaps	1.9	1.4	0.9	0.7	4.6	3.5	(0.2)	(0.1)
Interest rate swaps	(1.1)	(0.9)	(31.9)	(24.6)	(4.3)	(3.3)	(36.9)	(28.5)
Total Derivative Products	$2.3	$1.6	$(24.8)	$(19.1)	$8.1	$5.9	$(26.6)	$(20.7)

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, our aggregate environmental related accruals were $0.7 million and $0.8 million, respectively. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the nine months ended September 30, 2023, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2022	$3.1
Warranty expense	1.6
Deductions and other	(1.2)
Balance as of March 31, 2023	$3.5
Warranty expense	2.2
Deductions and other	(0.9)
Balance as of June 30, 2023	$4.8
Warranty expense	(0.5)
Deductions and other	(0.6)
Balance as of September 30, 2023	$3.7

Note 12 — Restructuring

There were no restructuring charges for the quarter ended September 30, 2023 and $0.7 million of restructuring charges for the nine months ended September 30, 2023 which were primarily related to severance. Anticipated future cash payments as of September, 2023 were $1.0 million.

		Activity for the Quarter Ended September 30, 2023
	June 30,	Restructuring		Cash		September 30,
(In Millions)	2023	Charge	FX Impact	Paid	Non-Cash	2023
Employee termination	$1.5	$—	$—	$(0.5)	$—	$1.0
Impairment and other	—	—	—	—	—	—
Total	$1.5	$—	$—	$(0.5)	$—	$1.0

		Activity for the Nine Months Ended September 30, 2023
	December 31,	Restructuring		Cash		September 30,
(In Millions)	2022	Charge	FX Impact	Paid	Non-Cash	2023
Employee termination	$5.4	$0.4	$—	$(4.8)	$—	$1.0
Impairment and other	—	0.3	—	—	(0.3)	—
Total	$5.4	$0.7	$—	$(4.8)	$(0.3)	$1.0

Note 13 — Capital Stock

Under the share repurchase program adopted by the Board of Directors in May 2018 ("the 2018 Repurchase Plan"), our Board authorized the repurchase of $500 million of the Company's stock. During the nine months ended September 30, 2023, we repurchased 423,292 shares of common stock on the open market under the 2018 Repurchase Plan at an average price of $71.17 per share and at a cost of $30.1 million, including sales commissions, leaving approximately $187.0 million available for additional repurchases under the 2018 Repurchase Plan. The acquisition of these shares was accounted for under the treasury method.

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

We also continue to monitor developments in ongoing geopolitical issues and conflicts. Although we are not experiencing direct material adverse effects upon our business, the implications of global conflicts which include increased inflation, elevated energy costs, constrained raw material availability and transportation, and thus increasing costs continue to impact the world's economy and the aerospace industry in particular.

Financial Overview

Results of Operations

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	% Change	2023	2022	% Change
Net sales	$419.5	$364.7	15.0%	$1,331.5	$1,148.3	16.0%
Net sales change in constant currency			13.2%			15.3%
Operating income	$43.6	$40.8	6.9%	$167.7	$134.7	24.5%
As a percentage of net sales	10.4%	11.2%		12.6%	11.7%
Net income	$38.7	$26.8	44.4%	$123.9	$89.3	38.7%
Diluted net income per common share	$0.45	$0.31	45.2%	$1.45	$1.05	38.0%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2023 and 2022:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
Consolidated Net Sales	$419.5	$364.7	15.0%	$1,331.5	$1,148.3	16.0%
Commercial Aerospace	251.9	209.1	20.5%	800.7	655.6	22.1%
Space & Defense	128.8	108.6	18.6%	392.5	338.7	15.9%
Industrial	38.8	47.0	(17.4)%	138.3	154.0	(10.2)%

Composite Materials	$340.5	$293.5	16.0%	$1,097.2	$925.4	18.6%
Commercial Aerospace	212.7	177.2	20.0%	684.8	554.0	23.6%
Space & Defense	90.0	70.2	28.2%	276.7	220.7	25.4%
Industrial	37.8	46.1	(18.0)%	135.7	150.7	(10.0)%

Engineered Products	$79.0	$71.2	11.0%	$234.3	$222.9	5.1%
Commercial Aerospace	39.2	31.9	22.9%	115.9	101.6	14.1%
Space & Defense	38.8	38.4	1.0%	115.8	118.0	(1.9)%
Industrial	1.0	0.9	11.1%	2.6	3.3	(21.2)%

Sales by Segment

Composite Materials: Net sales of $340.5 million in the third quarter of 2023 increased by $47.0 million or 16.0% from the prior year quarter. Commercial Aerospace sales increased $35.5 million or 20.0% in the third quarter of 2023 as compared to the prior year quarter primarily due to growth in the Airbus A350 and Boeing 787 programs as well as business jet growth. Space & Defense sales increased $19.8 million or 28.2% led by growth in military aircraft. Net sales of $1,097.2 million for the first nine months of 2023 increased 18.6% compared to the same period last year driven by strong sales in the Commercial Aerospace and Space & Defense markets.

Engineered Products: For the third quarter of 2023, net sales of $79.0 million increased $7.8 million or 11.0% as compared to the prior year quarter. The increase was driven by Commercial Aerospace sales. Net sales of $234.3 million for the first nine months of 2023 increased 5.1% compared to the same period last year.

Sales by Market

For the third quarter of 2023, Commercial Aerospace sales of $251.9 million increased 20.5% (19.2% in constant currency) compared to the third quarter of 2022. Sales growth was driven by the Airbus A350 and Boeing 787 programs while quarterly narrowbody sales in aggregate were unchanged from the comparable prior year period. Other Commercial Aerospace sales for the third quarter of 2023 increased 20% compared to the third quarter of 2022 with growth led by business jets. Sales of $800.7 million increased 22.1% (21.5% in constant currency) for the first nine months of 2023 compared to the first nine months of 2022, with growth driven by the Airbus A350 and A320neo programs and the Boeing 787 program. Other Commercial Aerospace increased 18.9% for the first nine months of 2023 compared to the same period in 2022, led by growth in business jets.

Space & Defense sales of $128.8 million increased 18.6% (17.1% in constant currency) for the third quarter of 2023 as compared to the third quarter of 2022. The sales growth continued to be across a broad number of U.S. and international programs. For the first nine months of 2023, Space & Defense sales of $392.5 million increased 15.9% (15.5% in constant currency) as compared to the first nine months of 2022. Broad-based growth drove the sales increase including U.S. and international military helicopters and international fixed-wing aircraft.

Total Industrial sales of $38.8 million in the third quarter of 2023 decreased 17.4% (21.3% in constant currency) as compared to the third quarter of 2022. While automotive sales continued to be strong, wind energy declined further, reflecting the challenges facing the global wind industry. Total Industrial sales of $138.3 million in the first nine months of 2023 decreased 10.2% (10.9% in constant currency) as compared to the first nine months of 2022 as lower wind energy sales were only partially offset by growth in automotive sales.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
Gross margin	$91.6	$81.8	12.0%	$330.1	$258.0	27.9%
Percentage of sales	21.8%	22.4%		24.8%	22.5%

Gross margin for the third quarter of 2023 was 21.8% compared to 22.4% in the third quarter of 2022 and 24.8% and 22.5% for the first nine months of 2023 and 2022, respectively. The decline in the gross margin for the third quarter of 2023 compared to the third quarter of 2022 was primarily due to lower absorption of infrastructure costs that will support higher future aircraft production rates. The improvement in the gross margin for the first nine months of 2023 compared to the same period last year was primarily due to higher sales and favorable product mix.

Operating Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
SG&A expense	$35.4	$29.0	22.1%	$121.9	$107.2	13.7%
Percentage of sales	8.4%	8.0%		9.2%	9.3%

R&T expense	$13.4	$11.6	15.5%	$40.6	$33.8	20.1%
Percentage of sales	3.2%	3.2%		3.0%	2.9%

Selling, general and administrative expenses were higher for the third quarter of 2023, although relatively flat as a percentage of sales, as compared to the same period in 2022. The increase in selling, general and administrative expenses for the third quarter of 2023 was primarily driven by higher employee-related expenses. Research and technology expenses for the third quarter of 2023 increased $1.8 million over the same period last year due primarily to higher employee-related and materials and supplies expense. Selling, general and administrative expenses were higher for the first nine months of 2023 compared to the same period in 2022 due to higher employee-related expenses. Research and technology expenses for the first nine months of 2023 were higher compared to the prior year period due to higher employee-related and materials and supplies expenses resulting from an increase in the number of development projects.

Operating Income

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
Consolidated operating income	$43.6	$40.8	6.9%	$167.7	$134.7	24.5%
Operating margin	10.4%	11.2%		12.6%	11.7%
Composite Materials	43.7	41.4	5.6%	181.1	131.2	38.0%
Operating margin	12.3%	13.4%		15.7%	13.4%
Engineered Products	6.2	6.0	3.3%	25.0	25.7	(2.7)%
Operating margin	7.8%	8.3%		10.6%	11.4%
Corporate & Other	(6.3)	(6.6)	4.5%	(38.4)	(22.2)	(73.0)%

Operating income for the third quarters of 2023 and 2022 was $43.6 million and $40.8 million, respectively. Operating income for the first nine months of 2023 was $167.7 million compared to $134.7 million for the same period last year. The nine months of 2022 included the gain on the sale of the Dublin, California facility of $19.4 million. Overall, operating income for both the third quarter and nine months of 2023 benefited from higher sales, as compared to the prior year periods.

Interest Expense, Net

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
Interest expense, net	$7.8	$9.0	(13.3)%	$26.4	$27.0	(2.2)%

Interest expense for both the quarter and nine months ended September 30, 2023 was lower compared to the prior year periods due to lower average debt levels, partially offset by higher average interest rates.

Provision for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Income tax (benefit) expense	$(0.7)	$6.8	$22.5	$24.2
Effective tax rate	(2.0)%	21.4%	15.9%	22.4%

Tax benefit for the quarter ended September 30, 2023 was $0.7 million as compared to income tax expense of $6.8 million for the quarter ended September 30, 2022. Tax expense for the nine months ended September 30, 2023 was $22.5 million compared to $24.2 million for the comparative period in 2022. The quarter and nine months ended September 30, 2023 included a discrete tax benefit of $5.6 million, primarily related to adjustments to our provision based on the finalization of prior year tax returns. The quarter and nine months ended September 30, 2022 included a discrete tax charge of $1.3 million resulting from the true up of a deferred tax item.

Financial Condition

Liquidity: Cash on hand at September 30, 2023 was $97.7 million as compared to $112.0 million at December 31, 2022. As of September 30, 2023, total debt was $754.2 million as compared to $723.5 million at December 31, 2022.

On April 25, 2023, we entered into a new credit agreement (the “Credit Agreement”) to refinance our unsecured revolving credit facility (the “Facility”). Under the terms of the Credit Agreement the borrowing capacity is $750 million. The Facility matures in April 2028. For further discussion, see Note 5, Debt, to the accompanying condensed consolidated financial statements.

As of September 30, 2023, total borrowings under the Facility were $55 million, which approximated fair value. The Credit Agreement permits us to issue letters of credit up to an aggregate amount of $50 million. As of September 30, 2023, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $695 million. The weighted average interest rate for the Facility was 6.2% for the nine months ended September 30, 2023.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of September 30, 2023, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until August 2025 when our 4.7% Senior Unsecured Notes are due. The remaining authorization under the share repurchase program at September, 2023 was $187 million.

On October 23, 2023, our Board of Directors declared a quarterly dividend of $0.125 per share payable to stockholders of record as of November 3, 2023, with a payment date of November 13, 2023.

Operating Activities: Net cash provided by operating activities for the first nine months of 2023 was $98.1 million compared to $56.4 million for the same period last year. Working capital was a cash use of $112.1 million for the first nine months of 2023 as compared to a use of $115.0 million in the same period in 2022. The difference was primarily driven by the higher net income in the current year period.

Investing Activities: Net cash used for investing activities was $81.6 million and $36.6 million in the first nine months of 2023 and 2022, respectively. Capital expenditures for the first nine months of 2023 were $94.4 million and included $38.0 million for the acquisition of the land and building at our Amesbury, Massachusetts facility to support future growth. Capital expenditures for the first nine months of 2022 were $58.3 million. The first nine months of 2023 included net proceeds of $10.3 million from the sale of the Windsor facility and the first nine months of 2022 included net proceeds of $21.2 million from the sale of the Dublin, California facility.

Financing Activities: Net cash used for financing activities was $29.7 million for first nine months of 2023 compared to a net cash use of $48.6 million in the same period in 2022. Borrowings under the credit facilities during the first nine months of 2023 was $163.0 million compared to $35.0 million in the prior year period. Repayments were $133.0 million during the first nine months of 2023 compared to $61.0 million in the prior year period. Quarterly dividend payments to shareholders were $31.7 million during the first nine months of 2023 compared to $25.3 million in the prior year period. During the nine months ended September 30, 2023, repurchases of common stock totaled $30.1 million.

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

	Operating Income
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
GAAP operating income	$43.6	$40.8	$167.7	$134.7
Other operating (income) expense (a)	(0.8)	0.4	(0.1)	(17.7)
Adjusted operating income (non-GAAP)	$42.8	$41.2	$167.6	$117.0

	Quarter Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net income	Diluted Net Income Per Share
GAAP net income	$38.7	$0.45	$26.8	$0.31	$123.9	$1.45	$89.3	$1.05
Other operating (income) expense, net of tax (a)	(0.6)	(0.01)	0.3	-	(0.1)	-	(15.2)	(0.19)
Other income	-		-	-	-	-	(0.3)	-
Tax (benefit) charge (b)	(5.6)	(0.06)	1.3	0.02	(5.6)	(0.07)	1.3	0.02
Adjusted net income (non-GAAP)	$32.5	$0.38	$28.4	$0.33	$118.2	$1.38	$75.1	$0.88

(a)
The quarter and nine months ended September 30, 2023 included the net gain of $0.8 million from the sale of the Windsor facility and restructuring costs and the nine months ended September 30, 2022 included the net gain of $19.4 million from the sale of the Dublin, California facility. Both the quarter and nine months ended September 30, 2022 included restructuring costs.
(b)
The quarter and nine months ended September 30, 2023 included a discrete tax benefit of $5.6 million, primarily related to adjustments to our provision based on the finalization of prior year tax returns. The quarter and nine months ended September 30, 2022 included a discrete tax charge of $1.3 million resulting from the true up of a deferred tax item.

	Nine Months Ended September 30,
(In millions)	2023	2022
Net cash provided by operating activities	$98.1	$56.4
Less: Capital expenditures	(94.4)	(58.3)
Free cash flow (non-GAAP)	$3.7	$(1.9)

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others; (b) the revenues we may generate from an aircraft model or program; (c) the impact of the push-out in deliveries of the Airbus and Boeing backlog and the impact of delays in the startup or ramp-up of new aircraft programs or the final Hexcel composite material content once the design and material selection have been completed; (d) expectations with regard to the impact of regulatory activity related to, or the build rate of, the Boeing 737 MAX or Boeing 787 and the related impact on our revenues; (e) expectations with regard to raw material cost and availability; (f) expectations of composite content on new commercial aircraft programs and our share of those requirements; (g) expectations regarding revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (h) expectations regarding sales for wind energy, recreation, automotive and other industrial applications; (i) expectations regarding working capital trends and expenditures and inventory levels; (j) expectations as to the level of capital expenditures, capacity, including the timing of completion of capacity expansions, and qualification of new products; (k) expectations regarding our ability to improve or maintain margins; (l) expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy; (m) projections regarding our tax rate; (n) expectations with regard to the continued impact of macroeconomic factors or geopolitical issues or conflicts; (o) expectations regarding our strategic initiatives and other goals, including, but not limited to, our sustainability goals; (p) expectations regarding the sale of certain of our assets; (q) expectations with regard to cybersecurity measures taken to protect confidential and proprietary information; (r) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations or government policies; and (s) the anticipated impact of the above factors and various market risks on our expectations of financial results for 2023 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the extent of the impact of geopolitical issues or conflicts and the ongoing market recovery following the COVID-19 pandemic, including continued disruption in global financial markets and supply chains, and labor shortages; reductions in sales to any significant customers, particularly Airbus or Boeing, including related to regulatory activity impacting the Boeing 737 MAX or the Boeing 787; our ability to effectively adjust production and inventory levels to align with customer demand; our ability to effectively motivate, retain and hire the necessary workforce; availability and cost of raw materials, including the impact of supply shortages and inflation; supply chain disruptions, which have been exacerbated by certain geopolitical conflicts; our ability to successfully implement or realize our business strategies, plans, goals and objectives of management, including our sustainability goals and any restructuring or alignment activities in which we may engage; changes in sales mix; changes in current pricing and cost levels, including cost inflation, which has been exacerbated by certain geopolitical conflicts; changes in aerospace delivery rates; changes in government defense procurement budgets; changes in military aerospace program technology; timely new product development or introduction; industry capacity; increased competition; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; cybersecurity-related risks, including the potential impact of breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions, including, but not limited to, the effect of change in global trade policies, such as sanctions imposed as a result of geopolitical issues or conflicts; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; the effects of natural disasters or other severe weather events, which may be worsened by the impact of climate change, and other severe catastrophic events, including any public health crisis; the potential impact of environmental, social and governance matters; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2023, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the 2018 Repurchase Plan, our Board authorized the repurchase of $500 million of the Company’s stock. During the nine months ended September 30, 2023, the Company repurchased 423,292 shares of common stock on the open market under the Repurchase Plan at an average price of $71.17 per share and at a cost of $30.1 million, including sales commissions, leaving approximately $187 million available for additional repurchases under the Repurchase Plan.

The following is a summary of share repurchase activity during the fiscal quarter ended September 30, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1 — August 31, 2023	246,785	$70.54	246,785	$199,755,549
September 1 — September 30, 2023	176,507	$72.04	176,507	$187,039,104
Total	423,292	$71.17	423,292	$187,039,104

ITEM 5. Other Information

On September 12, 2023, the Board of Directors amended and restated the Company’s Amended and Restated Bylaws (the “A&R Bylaws”), effective immediately, primarily to: (i) update the advance notice provision for stockholder nominations and proposals to address the adoption by the SEC of “universal proxy” rules, (ii) update the deadline for stockholders to submit notice to the Company of nominations and proposals (other than a stockholder proposal submitted under Rule 14a-8 of the Securities Exchange Act of 1934, as amended) to be not less than 120 days nor more than 150 days prior to the anniversary date of the last annual meeting of stockholders, (iii) require any stockholder directly or indirectly soliciting proxies from other stockholders to use a proxy card color other than white, which shall be reserved for the exclusive use of the Board, and (iv) make other ministerial and conforming changes.

Pursuant to the A&R Bylaws, proposals of stockholders, other than proposals submitted for inclusion in our proxy statement and form of proxy, and nominations for the election of directors are required to be received by us not less than 120 days, or more than 150 days, prior to the anniversary date of the immediately preceding annual meeting. For the 2024 Annual Meeting of Stockholders, such proposal or nomination must be received by us no earlier than December 6, 2023 and no later than January 5, 2024.

ITEMS 3, and 4 are not applicable, and therefore have been omitted.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Hexcel Corporation (as of September 12, 2023) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 15, 2023).
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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

October 23, 2023	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer