Form 10-K
period 2023-12-31
HEXCEL CORP /DE/
filed 2024-02-07
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $6,418,079,952 based on the reported last sale price of common stock on June 30, 2023, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2024
COMMON STOCK	84,388,010

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

Auditor Firm Id: Auditor Name: Auditor Location:

00042 Ernst & Young LLP Stamford, Connecticut

HEXCEL CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2023

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

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Europe, Asia Pacific, India, and Africa. We also had a presence in Malaysia where we were a partner in a joint venture which manufactures composite structures for Commercial Aerospace applications. In December 2023, we sold our interest in the joint venture.

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

We continue to monitor developments in ongoing geopolitical issues and conflicts globally. Although we are not experiencing direct material adverse effects upon our business, the global implications of geopolitical issues and conflicts which include increased inflation, volatile energy costs, constrained raw material availability and transportation, and thus increasing costs, as well as aircraft flight restrictions are impacting the global economy and the aerospace industry in particular.

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2023.

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

The following table identifies the principal products and examples of the primary end-uses from the Composite Materials segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
COMPOSITE MATERIALS	Carbon Fibers	• Raw materials for prepregs, fabrics and specialty reinforcements • Filament winding for various aerospace, defense and industrial applications

	Fabrics, Multi-axials and Specialty Reinforcements	• Raw materials for prepregs • Composites and components used in aerospace, defense, automotive, wind energy, recreation, marine and other industrial applications

Prepregs, Other Fiber-Reinforced Matrix Materials and Resins

•        Epoxy resin systems

•        Composite structures

•        Commercial and military aircraft

•        Aero-engines

•        Rotorcraft

•        Satellites and launchers

•        Automotive, marine and rail

•        Wind Turbine blades

•        Skis, snowboards, bicycles and hockey sticks

	Structural Adhesives	• Bonding of metals, honeycomb and composite materials

	Honeycomb	• Composite structures and interiors • Impact and shock absorption systems • Rotorcraft blades • Acousti-Cap®

	Pultruded Profiles	• Tubes, rods, robotics and medical applications

Carbon Fibers: HexTow® carbon fibers are used in certain reinforcements and composite materials. Carbon fibers are also woven into carbon fabrics, used as reinforcement in conjunction with a resin matrix to produce pre-impregnated composite materials (referred to as “prepregs”). Carbon fiber is also used in filament winding to produce finished composite components. Key product applications include structural components for commercial and military aircraft and rotorcraft, jet engine fan blades and fan casings, space launch vehicles, and certain other applications such as recreational and industrial equipment.

Fabrics, Multi-axials and Specialty Reinforcements: HexForce® fabrics, multi-axials and specialty reinforcements are made from a variety of fibers, including carbon, glass, aramid and other high strength polymers, quartz, ceramic and other specialty fibers. These reinforcements are used in the production of prepregs and other matrix materials for aerospace and select industrial markets including automotive components, wind energy blades, oil exploration and production equipment, boats, surfboards, skis and other sporting goods equipment.

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

Resins: HexFlow® polymer matrix materials are sold in liquid and film form for use in direct process manufacturing of composite parts. Resins can be combined with fiber reinforcements in manufacturing processes such as resin transfer molding, resin film infusion or vacuum assisted resin transfer molding to support high volume production of composite components for both aerospace and industrial applications, without the need for customer investment in autoclaves.

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

The following tables identify the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS
Aernnova	Daher	Nordam
Airbus	Dassault	Northrop Grumman
Bell (1)	Embraer	Pratt & Whitney (2)
Blizzard	FACC	Safran
BMW	General Electric	Sikorsky (4)
The Boeing Company	GKN	Syensqo
Bombardier	Gulfstream (3)	Spirit Aerosystems
CFAN	Leonardo	Toray
Collins Aerospace (2)	Lockheed Martin	RTX
CTRM Aero Composites	Mubea	Vestas

(1) A Textron Company

(2) A RTX Company

(3) A General Dynamics Company

(4) A Lockheed Martin Company

MANUFACTURING FACILITIES
Casa Grande, Arizona	Neumarkt, Austria
Dagneux, France	Parla, Spain
Decatur, Alabama	Roussillon, France
Duxford, England	Salt Lake City, Utah
Illescas, Spain	Seguin, Texas
Leicester, England	Stade, Germany
Les Avenières, France	Vert-le-Petit, France

Net sales for the Composite Materials segment to third-party customers were $1,474.2 million in 2023, $1,279.7 million in 2022, and $1,019.4 million in 2021, which represented about 80% of our net sales each year. Net sales for composite materials are highly dependent upon the number of commercial aircraft produced as further discussed under the captions “Significant Customers”, “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Net sales for the Engineered Products segment to third-party customers were $314.8 million in 2023, $298.0 million in 2022, and $305.3 million in 2021, which represented approximately 20% of our net sales each year.

The Engineered Products segment has historically included a 50% ownership interest in a Malaysian joint venture, Aerospace Composites Malaysia Sdn. Bhd. (“ACM”) with Boeing Worldwide Operations Limited. Hexcel historically purchased certain semi-finished composite components from the joint venture and performed inspection and additional assembly work prior to direct delivery to Boeing production lines. As part of Boeing's supply chain optimization, this assembly work was transferred overseas in stages in 2020 and 2021 to other parts of the Boeing supply chain, including ACM. Effective January 1, 2022, all of this work was transferred, and Hexcel no longer purchases semi-finished components from ACM. Under the ACM joint venture structure, 50% of ACM net income accrued to Hexcel. In December 2023, Hexcel sold its 50% interest in ACM to Boeing and received net proceeds of $44.7 million.

The following table identifies the key customers and the major manufacturing facilities of the Engineered Products segment:

ENGINEERED PRODUCTS
KEY CUSTOMERS	MANUFACTURING FACILITIES
The Boeing Company	Amesbury, Massachusetts
Bell (1)	Burlington, Washington
CTRM Aero Composites	Casablanca, Morocco
General Dynamics	Kent, Washington
General Electric	Pottsville, Pennsylvania
GKN	South Windsor, Connecticut
Lockheed Martin	Welkenraedt, Belgium
Sikorsky (2)
Spirit Aerosystems
RTX

(1) A Textron Company

(2) A Lockheed Martin Company

Significant Customers

Approximately 39%, 38% and 33% of our 2023, 2022 and 2021 net sales, respectively, were to Airbus and its subcontractors. Of the 39% of overall sales to Airbus and its subcontractors in 2023, 35% related to Commercial Aerospace market applications and 4% related to Space & Defense market applications. Approximately 15%, 14% and 16% of our 2023, 2022 and 2021 net sales, respectively, were to Boeing and its subcontractors. Of the 15% of overall sales to Boeing and its subcontractors in 2023, 12% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications.

Markets

Our products are sold for a broad range of end-uses where durability, strength and weight are important factors to our customers. We sell to three different markets: Commercial Aerospace, Space & Defense and Industrial.

Commercial Aerospace

The Commercial Aerospace industry is our largest user of advanced composites. Commercial Aerospace represented 60% of our 2023 net sales. Approximately 79% of these revenues can be identified as sales to Airbus, Boeing, and their subcontractors for the production of commercial aircraft. Approximately 21% of these revenues were for business jets and regional and other commercial aircraft. The economic benefits to airlines from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced composites over traditional materials, have resulted in the aerospace industry becoming the leader in the adoption and use of these materials. While military aircraft and spacecraft have led the development and adoption of these materials, Commercial Aerospace has greater production volumes and has commercialized the use of these products. Accordingly, the demand for advanced composites structural material products is closely correlated to the demand for new commercial aircraft.

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

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals and other materials. This follows the trend previously witnessed in military applications where composites now comprise the majority of the airframe of latest generation aircraft to enhance performance, range and payload, including the F-35 Lightning and the CH-53K heavy lift transport helicopter. Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950s, contained almost no composite materials. One of the first commercial aircraft to use a meaningful amount of composite materials, the Boeing 767 entered into service in 1983, and contains approximately 6% composite materials, primarily comprised of interior secondary composite structures. Boeing’s legacy 777 aircraft, which entered service in 1995, is approximately 11% composite including composite flaps/ailerons and landing gear doors. The Airbus A380, which was first delivered in 2007, has approximately 23% composite content by weight as the tail structure was built of composites. The Boeing 777X was redesigned with composite wings and a new composite-rich engine and is more than 30% composites. Boeing’s 787, which entered into service in 2011, has a content of more than 50% composite materials by weight including composite wings and fuselage. The Airbus A350 XWB (“A350”) which has a composite content of 53% by weight was first delivered in December 2014.

Engines and nacelles are also an attractive market for both Hexcel Composite Materials and Engineered Products, including composite fan blades, cowlings, and nacelles. Both Airbus and Boeing introduced updated versions of their narrow body aircraft which utilize composite-rich engines and nacelles but continue to incorporate metal wings and fuselages that were designed decades ago. The Airbus A320neo had its first customer delivery in 2016 and the Boeing 737 MAX entered into service in 2017. The LEAP engines and nacelles on both the A320neo and 737 MAX are composite-rich as is the GE9X engine on the Boeing 777X.

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

The impact on Hexcel of Airbus and Boeing production rate changes is typically influenced by two factors: the mix of aircraft produced and the inventory supply chain effects of increases or reductions in aircraft production. We have products on all Airbus and Boeing planes. The shipset or dollar value of our materials varies by aircraft type and aircraft platform. Newer designed aircraft use more of our materials than older generations, and as a materials provider, larger aircraft use more composites by weight than smaller aircraft. On average, for established programs, we deliver products into the supply chain about four to six months prior to aircraft delivery, with a range between one and eighteen months depending on the product and specific aircraft platform. For aircraft that are in the development or ramp-up stage we will have sales as much as several years in advance of the aircraft entry-into-service.

Airbus and Boeing combined backlog at December 31, 2023 was 14,814 aircraft, or a 16.9% increase compared to December 31, 2022. Airbus and Boeing began increasing production rates in 2022 for select aircraft platforms as air travel recovers and demand for latest-generation fuel efficient aircraft increases. As supply chains recover, disruptions with obtaining and training labor and constraints on receiving raw materials across the aerospace supply chain have tempered the near-term growth in aircraft production rates, leading to higher backlogs. The balance of our Other Commercial Aerospace sales is related to business jets and regional aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft, such as the composite wing on the large-cabin Falcon 10X business jet that Dassault announced in 2022.

Space & Defense

The Space & Defense market represented 30% of our 2023 net sales. The Space & Defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites. The aggregate demand by Space & Defense customers is primarily a function of procurement of military aircraft that utilize advanced composites, primarily by the United States and certain Western European governments, including both commercial and military rotorcraft. We are qualified to supply materials to a broad range of military aircraft, commercial helicopter and space programs, including the Lockheed Martin F-35 (Lightning), Sikorsky CH-53K (King Stallion), Bell-Boeing V-22 (Osprey) tilt rotor aircraft, Sikorsky UH-60 Black Hawk, Dassault Rafale and Airbus A400M military transport. The F-35, which is our largest program, represents less than 25% of revenues in this market. No other program accounts for more than 10% of our revenues in this market. The sales from these programs are dependent upon government funding. Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for both government funded and commercial launch vehicles, and satellite buss and solar arrays for military and commercial satellites.

Another growth generating trend for Hexcel is the further penetration of composites in rotorcraft blades, including both new and replacement blades. The UH-60 wide chord blade program and blades for the V-22 were the two largest blade programs in 2023 and 2022. CH-53K is a future growth program, including the composite helicopter blades and new helicopter programs in development which use Hexcel composites in prototypes. The blades include Composite Materials products such as carbon fiber, prepregs, and honeycomb core to improve blade performance. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing for rotorcraft.

Industrial

The Industrial market represented 10% of our 2023 net sales. The revenue from this market includes automotive, a wide variety of recreational products, consumer electronics, marine, wind turbine blades and other industrial applications. A number of these applications represent emerging opportunities for our products. In developing new applications, we seek those opportunities where advanced composites technology offers significant benefits to the end user, often applications that demand high engineering performance. This includes carbon fiber and resin formulations that we produce as well as glass fiber we purchase from third parties that we then combine with our resin formulations and weaving expertise. Within the Industrial market, automotive is the largest submarket with sales to high-end performance vehicles. The Industrial market also includes sales to major end user sub-markets, in order of size based on our 2023 sales: general industrial applications (including those sold through distributors), transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications) and consumer electronics, wind energy, and recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks). Historically, wind energy comprised the largest submarket within industrial as we purchase third-party glass fiber and add value with our weaving expertise and resin formulations. The financial returns on new wind energy business became unattractive to the Company as the global wind industry works through a period of turmoil in terms of inflationary cost impacts, logistics challenges, permitting delays, and stiff competition amongst multiple wind turbine manufacturers globally. We continue to produce material for wind blades at our European facility under existing contracts for a number of legacy turbines. Our participation in Industrial applications complements our commercial and military aerospace businesses, and in many instances, technology or products now used in aerospace were started in Industrial. In response to changing market dynamics, we are committed to pursuing the utilization of advanced structural material technology and introducing new innovations to support our customers where it can generate significant value and we can maintain a sustainable competitive advantage.

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

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”). The primary raw material for PAN is acrylonitrile. All of the PAN we produce is for internal carbon fiber production. We utilized between 60% and 65% by value of the carbon fiber we produced in 2023 and between 65% and 70% in 2022 with the remainder of our output sold to third-party customers. However, as one of the world’s largest consumers of high-performance carbon fiber, we also purchase significant quantities of carbon fiber from external sources for our own use. The sources of carbon fiber we can use in any product or application are generally dictated by customer qualifications or certifications. Otherwise, we select a carbon fiber based on performance, price, and availability. With the increasing demand for carbon fiber, particularly in aerospace applications, in recent years we increased our PAN and carbon fiber capacity to serve the growing needs of our customers and our own downstream products. After a new production line starts operating, it can take up to a year to be certified for aerospace applications. However, these lines can start supplying carbon fiber for many industrial applications within a shorter time period.

In early 2023, we announced that we resumed construction of a new carbon fiber line in Decatur, AL. We had previously paused construction on this line in early 2020. This carbon fiber line is expected to be qualified to produce carbon fiber for aerospace markets in late 2025 or early 2026. Additionally, we completed the expansion of our Engineered Products facility in Casablanca, Morocco as we doubled the size of the facility to meet growing demand.

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

We purchase glass yarn for our aerospace and industrial markets from a number of suppliers in the United States, Europe and Asia. We also purchase aramid and high strength fibers which are produced by only a few companies, and during periods of high demand, can be in short supply. In addition, epoxy and other specialty resins, aramid paper and aluminum specialty foils are used in the manufacture of composite products. A number of these products have only one or two sources qualified for use, so an interruption in their supply could disrupt our ability to meet our customer requirements. When entering into multi-year contracts with aerospace customers, we attempt to get back-to-back commitments from key raw material suppliers. While we are not dependent on any one supplier for the majority of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We continue to work closely with our key suppliers to ensure that we are able to meet our customer commitments. While we have not experienced materially significant issues in the purchase of key raw materials, we continue to monitor the availability (including transportation) and price of raw materials on a regular basis, as well as any potential impact on our operations.

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

Research and Technology: Patents and Know-How

We maintain seven Research and Technology (“R&T”) Centers of Excellence to support our businesses worldwide, including in the U.S., France and the United Kingdom. Through R&T activities, we maintain expertise in precursor and carbon fiber, chemical and polymer formulation and curatives, fabric forming and textile architectures, advanced composite structures, process engineering, application development, analysis and testing of composite materials, computational design, and other scientific disciplines related to our worldwide business base.

In early 2023, we completed the construction of our newest and largest R&T Center of Excellence in Salt Lake City, Utah which supports next-generation composite technology development across our business including applications for the Commercial Aerospace, Space & Defense and Industrial markets. The 100,000 square foot facility is adjacent to our existing carbon fiber and prepreg manufacturing operations in Salt Lake City.

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

Environmental Matters

We view climate change as an important social issue that presents some level of risk to our business while also creating opportunities for greater adoption of lightweight advanced composites. Our strategic and operational decision making is influenced by our commitment to reduce the environmental impact of our operations, including our carbon footprint, air and water emissions and waste reduction. We continue to pursue initiatives to improve our emissions profile through operational efficiency improvements that reduce our reliance on fossil fuels and increase our use of renewable power. We have implemented sustainable energy sourcing within certain sites, as we work with our energy suppliers to increase sources of renewable power and install on-site solar panels at our manufacturing sites in Neumarkt, Austria, Casa Grande, Arizona, and Casablanca, Morocco. The generation of solar power reduces our demand for fossil-fuel powered electricity, which supports our carbon and greenhouse gas emission reduction goals. We also procure renewable power through our energy suppliers and at several sites, through power purchase agreements (PPA). We have applied this same approach to our product life cycle, implementing circular economic principles to reduce waste – both in our manufacturing and product packaging. At this time, we are not subject to carbon emission trading programs at any of our facilities, though we are actively monitoring country and region-specific regulations and trends to ensure pricing and capital expenditures are incorporated into our future product portfolio planning.

Governments and agencies worldwide are increasingly proposing and/or implementing legislation, regulations and other requirements resulting in more restrictive air emission limits globally, which could impact our operations. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in manufacturing processes or product designs and could increase environmental compliance expenditures, including increased energy, controls and raw materials costs. The increasing global emphasis on emissions reduction supports the adoption of our advanced composite light weighting solutions for transportation applications. We also market composite solutions that reduce aircraft engine noise, which benefits local communities near airports, supports aircraft operators in geographies that are subject to local noise abatement programs, and enables more direct routes for aircraft that save fuel rather than having to fly longer routes to avoid noise-sensitive areas.

We are subject to various International and U.S. federal, state, and local environmental and health and safety laws and regulations. We are also potentially subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and similar state local and international laws and regulations that impose responsibility for the control, remediation and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and associated financial liability. To date, environmental control regulations have not had a significant adverse effect on our overall operations and nearly 90% of our sites as of December 31, 2023 are ISO14001:2015 certified.

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

Sales and Marketing

A staff of salaried marketing managers, product managers and sales personnel sell and market our products directly to customers worldwide. We also use independent authorized distributors for certain products, markets, and regions. In addition, we operate various sales representation offices globally.

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

Human Capital

We believe our success depends on the skills, experience, and industry knowledge of our key talent. As such, our management team places significant focus and attention on the attraction, development, and retention of employees, as well as ensuring our corporate culture reflects our values, and our board of directors provides oversight for various employee initiatives. Our Hexcel values guide our actions, reflect our culture, and drive our performance, as explained in our Code of Business Conduct posted on our website at www.hexcel.com. We have made and continue to make significant investments in training and professional development, and we have well-established performance management and talent development processes that encourage employees to aspire to different career opportunities and for our managers to provide regular feedback and coaching to develop employees.

The health and safety of our employees is a continual focus and a top priority. Our initiatives and actions to reduce injuries and illnesses have led to significant improvements to our safety performance over time. We have attained these improvements by fostering a global safety culture supported with regular training and education that includes robust systems and philosophies centered on personal responsibility and accountability. There is a high-level of leadership engagement, ensuring risks are assessed, robust procedures and guidance are available with worker training, mitigation is managed through the hierarchy of management controls, and appropriate safety equipment is installed and operational at all of our manufacturing sites worldwide. We also have leading indicators in place to prevent safety events, and rigorous reviews of root causation and systemic corrective actions when safety incidents do occur. Hexcel achieved corporate umbrella certification for both ISO14001:2015 and ISO 45001:2018 in 2019. Attaining both certifications against world renowned management system standards reflects the commitment of senior Hexcel leadership to drive continuous improvement in our environmental, health and safety processes, by focusing on the reduction of injuries and illnesses and the impact of our operations on the environment, ensuring conformance to our numerous compliance obligations, and demonstrating sustainability as a valued supplier.

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

Employee levels are managed to align with business demand and, while we have experienced and continue to expect tight labor markets, management believes it currently has sufficient human capital to operate our business successfully. As of December 31, 2023, we employed 5,590 full-time employees and contract workers: 2,936 in the United States and 2,654 in other countries. We employ a minimal number of contract workers. Approximately 30% of employees in the United States and the majority of those in Europe are represented by unions or works’ councils. We believe that our relations with employees, unions and works’ councils are good. The total number of full-time employees and contract workers as of December 31, 2022 and 2021 was 5,328 and 4,863, respectively.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target,” “would,” “will” and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain and are subject to changing assumptions. No assurance can be given that any commitment, plan, initiative, projection, goal, expectation, or prospect set forth in this Annual Report on Form 10-K can or will be achieved. Inclusion of information in this Annual Report on Form 10-K is not an indication that the subject or information is material to our business or operating results

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others and the revenues we may generate from an aircraft model or program; (b) expectations with regard to the impact of regulatory activity related to the Boeing 737 MAX or Boeing 787 on our revenues; (c) expectations with regard to raw material cost and availability; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations regarding revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding sales for industrial applications; (g) expectations regarding cash generation, working capital trends, and inventory levels; (h) expectations as to the level of capital expenditures, capacity, including the timing of completion of capacity expansions, and qualification of new products; (i) expectations regarding our ability to improve or maintain margins; (j) expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy; (k) projections regarding our tax rate; (l) expectations with regard to the continued impact of macroeconomic factors or geopolitical issues or conflicts; (m) expectations regarding our strategic initiatives, including our sustainability goals; (n) expectations with regard to the effectiveness of cybersecurity measures; (o) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations; and (p) our expectations of financial results for 2024 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the extent of the impact of macroeconomic factors or geopolitical issues or conflicts; reductions in sales to any significant customers, particularly Airbus or Boeing, including related to regulatory activity or public scrutiny impacting the Boeing 737 MAX or the Boeing 787; our ability to effectively adjust production and inventory levels to align with customer demand; our ability to effectively motivate, retain and hire the necessary workforce; the availability and cost of raw materials, including the impact of supply shortages and disruptions and inflation; our ability to successfully implement or realize our strategic initiatives, including our sustainability goals and any restructuring or alignment activities in which we may engage; changes in sales mix; changes in current pricing due to cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; timely new product development or introduction; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; cybersecurity-related risks, including the potential impact of breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions, including the effect of change in global trade policies, such as sanctions; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; the effects of natural disasters or other severe weather events, which may be worsened by the impact of climate change, and other severe catastrophic events, including any public health crisis; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

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

ITEM 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and cash flows. While we believe we have identified and discussed below the material risks affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition, results of operations or cash flows in the future, and may require significant management time and attention. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Risks Related to Our Strategy

The markets in which we operate can be cyclical, and downturns in them may adversely affect the results of our operations.

Some of the markets in which we operate have been, to varying degrees, cyclical and have experienced downturns. A downturn in these markets could occur at any time as a result of events that are industry specific, such as aircraft production slowdown resulting from the impact of a public health crisis on air travel, the grounding, regulatory scrutiny and/or suspension or discontinuation of aircraft in which our products are used, or other macroeconomic events, such as geopolitical conditions, global conflict, political unrest or terrorist attacks, or an economic downturn or recession. Any deterioration in any of the cyclical markets we serve could adversely affect our financial performance and operating results.

During both 2020 and 2021, due to the impact of the COVID-19 pandemic on Commercial Aerospace, we experienced a material decrease in demand, resulting in order cancellations and deferrals from our Commercial Aerospace customers, which resulted in decreased sales for our Commercial Aerospace products and reduced operating income for the years ended December 31, 2021 and 2020. To the extent there are significant deferrals, cancellations, or reductions in demand that result in decreased aircraft build rates, it would have a negative impact on sales for our Commercial Aerospace products and as a result reduce our operating income. Approximately 60% of our sales for 2023 were derived from sales to the Commercial Aerospace industry. Reductions in demand for commercial aircraft or a delay in deliveries could result from many factors, including delays in the startup or ramp-up of new programs, suspension or discontinuation of current commercial aircraft programs, changes in the propensity for the general public to travel by air (including as a result of terrorist events and any subsequent military response, a public health crisis or a global conflict), a significant change in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, environmental concerns (including climate change), consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases, inventory corrections or disruptions throughout the supply chain and slower macroeconomic growth.

At different times, both Airbus and Boeing have experienced various delays in the start and ramp up of several aircraft programs. In the past, these have delayed our expected growth, or our effective utilization of capacity installed for such growth. Future delays, or production cuts arising from the impact of macroeconomic events, geopolitical conditions, global conflict or supply chain and labor disruptions, in these or other major new customer programs could similarly impact our results.

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

We have concentrated customers in the Commercial Aerospace and the Space & Defense markets. In the Commercial Aerospace market, approximately 79%, and in the Space & Defense market, approximately 20%, of our 2023 sales were made to Airbus and Boeing and their related subcontractors. For the years ended December 31, 2023 and December 31, 2022, approximately 39% and 38% of our total consolidated sales, respectively, were to Airbus, and its related subcontractors and approximately 15% and 14% of our total consolidated sales, respectively, were to Boeing and its related subcontractors. Significant changes in the demand for our customers’ end products, program delays, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. The loss of, or significant reduction in, purchases by Airbus or Boeing or any of our other significant customers could materially impair our business, operating results, prospects and financial condition. The level of purchases and product mix demanded by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, conditions in the airline industry, regulatory scrutiny and/or suspension or discontinuation of aircraft, disruptions in deliveries, business disruptions, strikes and other factors, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Reductions in space and defense spending could result in a decline in our sales.

Space and defense production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow or may decrease and the increased demand for composite-intensive programs may not continue. In addition, the production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 30% of our sales in 2023 were to the Space & Defense market, of which approximately 80% were related to military programs in the United States and other countries. In addition to normal business risks, our indirect supply of products to the U.S. government is subject to unique risks largely beyond our control. The level of U.S. defense spending is hard to predict, and U.S. Department of Defense budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the current political environment or otherwise, military aid to countries experiencing global conflict, the U.S. government’s budget deficits or breach of the debt ceiling, other spending priorities, increased defense regulatory requirements resulting in additional expenses, the cost of sustaining the U.S. military presence internationally, potential political pressure to reduce military spending and future potential government shutdowns, each of which could cause the U.S. Department of Defense budget to remain unchanged or to decline.

If we fail to comply with government procurement laws and regulations, including those related to information security, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, including government security requirements and additional government export control laws and regulations, as well as certain cybersecurity certifications and other cybersecurity requirements. These regulations and other requirements regularly evolve, and new laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity, privacy, information classification and protection, greenhouse gas emissions and climate risk, cost accounting, recovery of employee compensation costs, counterfeit parts, pensions, anti-human trafficking, specialty metals, conflict minerals and use of certain non-U.S. equipment and materials) could significantly increase our costs and risks and reduce our profitability. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions or suspension or debarment from contracting with the U.S. government. In addition, failure to follow the requirements of the National Industrial Security Program Operating Manual or any other applicable U.S. government industrial security regulations could, among other things, result in termination of any facility security clearance, which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts.

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

Over the past several years, we have completed strategic acquisitions of complementary manufacturing companies, as well as strategic investments in companies and divestitures of certain interests. We expect to continue to explore complementary mergers, acquisitions, investments and joint ventures and may also pursue additional divestures or closures of business lines or investments that do not fit with our core strategy. We may also engage in further vertical integration and business restructuring. We may face competition for attractive targets and may not be able to acquire potential targets on terms or at prices acceptable to us, if at all. In addition, these types of transactions may require significant liquidity, which may not be available on terms favorable to us, or at all.

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

Risks Related to Our Operations

The global macroeconomic environment could negatively impact our business and our financial position, results of operations and/or cash flows could be materially adversely affected.

Our business, financial position, results of operations and cash flows have been and may continue to be adversely impacted by the global macroeconomic environment, which has experienced, and continues to experience, extraordinary challenges, including high rates of inflation; increasing interest rates; widespread disruptions in supply chains; workforce challenges, including labor shortages; and market volatility. These challenges have, among other things, led to increased costs, labor and supply shortages, and transportation and performance delays and disruptions and have adversely affected us, our industry, our customers and suppliers and others with whom we do business. We (including our suppliers and other partners) have and may continue to experience inflationary pressures, supply chain disruption and labor, material and transportation cost increases at a rate higher than anticipated. Given the nature of our business and our contracts (many of which are fixed price and of long duration), we may be unable to recover some of these increased costs or to offset such costs with greater than expected efficiencies. While some aspects of the macroeconomic environment appear to be improving, and we have been able to mitigate some of the challenges, other challenges persist. We cannot predict how long these challenges will persist or how they will change over time, or how the macroeconomic environment will evolve and continue to impact us. While we continue to work proactively to mitigate these challenges, if we are unable to do so successfully, our financial position, results of operations and/or cash flows could be materially adversely affected.

Our results of operations would be adversely affected by a shortage of trained personnel or work stoppages, and may be adversely affected by increasing labor costs.

Our business has historically been dependent on a highly trained workforce because of the complex nature of our products. As of December 31, 2023, approximately 30% of employees in the United States were unionized and the majority in Europe were represented by a works council. We periodically need to renegotiate our collective bargaining and works council agreements, and any failure to negotiate new agreements or extensions in a timely manner could result in work stoppages or slowdowns. Our ability to hire, train, assimilate and retain a qualified workforce has also been impacted by the ongoing labor market disruptions. If we are unable to hire and retain a sufficient number of trained personnel, or we experience a significant or prolonged work stoppage in such an environment, including due to salary negotiation challenges with employees covered by collective bargaining or works council agreements, our ability to secure new business and our results of operations and financial condition could be adversely affected. In 2022 and 2023, in addition to labor shortages, we also experienced increases in labor costs in the countries in which we operate due to rising inflation rates and localized labor market disruptions. Further increases in labor costs could significantly reduce our profit margins if we are unable to flow such costs through to our customers.

Our ability to attract, retain and motivate key employees is vital to our success.

Our success, competitiveness and ability to execute on our global strategies and maintain a culture of innovation depend in large part on our ability to attract, retain and motivate qualified employees and leaders with expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, such as the impact of inflation, management changes, increasing local and global competition for talent, particularly due to the increase in remote working opportunities, the availability of qualified employees, restructuring and alignment activities (including workforce reductions), and the attractiveness of our compensation and benefit programs. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact our business and results of operations. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new candidates to perform necessary functions, and ineffective succession planning could result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls. There is also the risk that we are unable to achieve our diversity, equity and inclusion objectives or, more broadly, to meet diversity or other sustainability goals increasingly required by our stockholders, customers, employees and other stakeholders. If we are unable to attract and retain a qualified and diverse workforce, we may be unable to maintain our competitive position and our future success could be materially adversely affected.

We have engaged in restructuring and alignment activities from time to time and there can be no assurance that our efforts will have the intended effects.

From time to time, we have responded to changes in our industry and the markets we serve, or other changes in our business, by restructuring or aligning our operations, including the closure of our Windsor, Colorado and Tianjin, China wind energy prepreg production facilities in 2020 and 2022, respectively, and the movement of our Research and Technology Center from Dublin, California to Salt Lake City, Utah. Due to necessary cost reduction measures or changes in the industry and markets in which we compete, we may decide to implement additional restructuring or alignment activities in the future, such as closing plants, idling certain equipment or operations, or making additions, reductions or other changes to our management or workforce. These restructuring and/or alignment activities generally result in charges and expenditures that may adversely affect our financial results for one or more periods. Restructuring and/or alignment activities can also create unanticipated consequences, such as instability or distraction among our workforce, and we cannot provide any assurance that any restructuring or alignment efforts that we undertake will result in the intended benefits. A variety of risks could cause us not to realize expected cost savings, including, among others: (a) higher than expected severance costs related to headcount reductions; (b) higher than expected costs of closing plants; (c) incurring costs to hire new employees or delays or difficulty hiring the employees needed; and (d) delays in the anticipated timing of activities related to our cost-saving plan. If we are unable to align our operations in light of evolving market conditions, it could have an adverse effect on our business, financial condition, results of operations, and cash flows.

A decrease in supply, interruptions at key facilities or an increase in cost of raw materials could result in a material decline in our profitability.

Our profitability depends largely on the price and continuity of the supply of raw materials, which may be supplied through a sole source or a limited number of sources. We purchase large volumes of raw materials, such as epoxy and phenolic resins, acrylonitrile, carbon fiber, fiberglass yarn, aramid paper and, to a lesser extent, aluminum foil. Any restrictions on supply resulting from geopolitical conditions, extreme weather events, availability of global logistics, increase in the cost of our raw materials including increases resulting from inflation or tariffs, or other unforeseen disruptions in the supply chain could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of these raw materials through long-term purchase agreements, productivity improvements, multi-source qualifications, use of alternative materials, hedging or flowing through cost increases to our customers may not be successful. In addition, increasing prices of our products could put such products at a competitive disadvantage. During recent years, as a result of the challenges created by global supply and transportation constraints, ongoing global conflict, the COVID-19 pandemic and market volatility, we experienced supply disruptions and cost increases and anticipate that the risk of supply disruptions and material shortages, as well as cost increases, may continue. While we have not experienced materially significant issues in the purchase of key raw materials, we continue to monitor the availability (including transportation) and price of raw materials on a regular basis, as well as any potential impact on our operations.

The occurrence of material operational problems or interruptions, including, but not limited to, as a result of the failure of key equipment, a quality or financial failure of a sole source or major supplier, the effects of natural disasters or climate change-related events, the impact of any public health crises, ongoing supply chain disruptions and supply shortages, energy disruption caused by ongoing global conflict, the inability to install, staff and/or qualify necessary capacity, political or social unrest, the failure to achieve planned manufacturing improvements or other causes, or any other inability to meet customer requirements, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, and could have a material effect on the Company as a whole.

We have substantial international operations subject to uncertainties that could affect our operating results.

We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. In 2023, 50% of our production and 59% of our customer sales occurred outside of the United States. Additionally, we have invested significant resources in our international operations, and we intend to continue to make such investments in the future. Our business and results of operations are subject to numerous risks of doing business internationally including: (a) general economic, political, legal, social and health conditions unfavorable to our growth strategy, including the impact of rising inflation and other global economic conditions on labor and supply costs and availability, changes in currency exchange rates, geopolitical conditions and global conflicts; (b) longer payment cycles of foreign customers or challenges in enforcing agreements and collecting receivables through certain foreign legal systems; (c) the cost of compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology; (d) government actions having a direct or indirect adverse impact on our international business and market opportunities, including, but not limited to, tariffs and other trade restrictions imposed by the United States, China and other jurisdictions; (e) adverse tax consequences, such as fluctuating tax rates, withholding requirements on foreign earnings or limitations on repatriations of earnings; and (f) the potential difficulty in enforcing our intellectual property rights in certain foreign countries, and the potential for the intellectual property rights of others to affect our ability to sell products in certain markets. Any one of these could adversely affect our financial condition and results of operations. With respect to tariffs, implementation of new tariff schemes by various governments, such as those implemented by the United States and China in recent years, could potentially increase the costs of our materials, increase our cost of production, and ultimately increase the landed cost of our products sold from one country into another country. In addition, although we are not experiencing direct material adverse effects on our business resulting from ongoing global conflicts, the global implications, including increased inflation, escalating energy costs, and constrained raw material availability, and thus increasing costs, as well as embargos on flights from certain countries, are impacting the global economy and the aerospace industry in particular.

Fluctuations in currency exchange rates may influence the profitability and cash flows of our business. For example, most of our European operations sell a majority of the products they produce in U.S. dollars, yet the labor and overhead costs and portions of raw material costs incurred in the manufacture of those products are primarily denominated in Euros, British pound sterling or U.S. dollars. As a result, the local currency margins of goods manufactured with costs denominated in local currency, yet sold in U.S. dollars, will vary with fluctuations in currency exchange rates, reducing when the U.S. dollar weakens against the Euro and British pound sterling. In addition, the reported U.S. dollar value of the local currency financial statements of our foreign subsidiaries will vary with fluctuations in currency exchange rates. While we enter into currency hedge agreements in an attempt to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures, or we may not be successful in hedging our exposure, and our earnings are impacted by changes in currency exchange rates.

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

We may also be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response. As our business expands to meet customer and market demands, and community growth impacts local ambient air and water limits, additional controls are anticipated to be required.

In addition, concerns about the relationship between greenhouse gases and global climate change, and an increased focus on carbon neutrality, has resulted, and may continue to result, in additional regulations at the national and international level to monitor, regulate, control and tax emissions of carbon dioxide and other greenhouse gases. A number of governmental bodies have introduced or are contemplating legislative or regulatory changes in response to climate change, including regulating greenhouse gas emissions. The continued lack of consistent climate legislation creates economic and regulatory uncertainty. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate has resulted in, and may in the future result in, new or additional requirements, including mandatory disclosure requirements, and fees or restrictions on certain activities. Our manufacturing plants use energy, including electricity and natural gas, and some of our plants emit amounts of greenhouse gases that may in the future be affected by these legislative and regulatory efforts. Compliance with greenhouse gas and climate change initiatives has resulted, and may in the future result in, additional costs to us, including increased energy, transportation and raw material costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. We expect we will be required to make additional investments in our facilities and equipment, change our manufacturing processes, obtain substitute materials, which may cost more or be less available or harder to source, fund offset projects, or undertake other costly activities. In addition, failure to comply with applicable regulations could result in fines or government investigations or actions, which could affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.

In addition to compliance obligations related to climate change, growing customer environmental and sustainability requirements, including procurement policies that include social and emissions reduction or other environmental standards and requirements that suppliers are required comply with, as well as sustainability goals and targets that we have adopted, could cause us to alter our manufacturing, operations or equipment processes, and incur substantial expense to meet these requirements. We are actively reviewing and implementing projects to reduce our energy intensity and greenhouse gas emissions, but there is no guarantee that such options or projects will be technologically and/or environmentally feasible, or that we will be able to implement any such projects on a timely or cost-effective basis. The failure to comply with customer environmental or sustainability requirements, or similar types of requests, could adversely affect our relationships with such customers, which in turn could adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment, or if we fail to achieve our sustainability goals or targets, which could limit our ability to grow and otherwise adversely affect our results of operations.

Our business and operations may be adversely affected by cybersecurity breaches or other information technology system or network intrusions.

We depend heavily on information technology and computerized systems to communicate and operate effectively. We store sensitive data, including proprietary business information, intellectual property, regulated data (U.S. government and other), customer data and confidential employee or other personal data, in our systems. In addition to internal information technology systems, we leverage cloud-based systems, where data is stored and exchanged with external third-party vendors. From time to time, we experience attempted cyberattacks on our information technology systems, either directly or indirectly via our supply chain or third-party vendors, which are becoming more sophisticated and could have a material impact on us. These cyberattacks, which could be related to industrial or foreign government espionage, activism, or financial motivations, continue to evolve and become more sophisticated and include attempting to covertly introduce malware to our systems, performing reconnaissance, phishing and other means of social engineering, impersonating authorized users, and stealing, corrupting, restricting our access to data or otherwise compromising the integrity, confidentiality, and/or availability of our systems hardware and networks and the information on them, among other activities. To the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, and vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers.

We continue to update our infrastructure, security tools, planning, employee training and processes to protect against cybersecurity incidents, including both external and internal threats, and to prevent their occurrence or recurrence. We have implemented various measures, including technical security controls, employee training, comprehensive monitoring of our networks and systems, maintenance of backup systems and the use of disaster recovery capability. While Company personnel have been tasked to detect and investigate any security incidents, we cannot guarantee that such measures will be effective or sufficient to prevent a cyberattack, and future cyberattacks could still occur and could go undetected and persist for an extended period of time. Such cyberattacks could lead to data corruption or loss of data and exposure of proprietary and confidential information, disruptions in or damage to critical systems, production downtimes or operational delays, and theft of data, funds, or intellectual property, and we may be unable to mitigate potential consequences of these attacks. In addition, we face information technology security and fraud risks due to increased remote work, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in our information technology systems. The unauthorized use of our confidential or proprietary business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives, cause us to breach contractual commitments to our customers or other third parties, or otherwise adversely affect our business.

Our customers, partners, suppliers and subcontractors and others to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements, including ones for which others may seek to hold us responsible. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, financial results, performance, employees and reputation.

An intrusion may also result in fines, penalties, litigation or governmental investigations and proceedings, increased mitigation and remediation expenses, diminished competitive advantages through reputational damages and increased operational costs. Further, cybersecurity and data protection laws and regulations continue to evolve, and are increasingly demanding, both in the U.S. and globally, which adds compliance complexity and may increase our costs of compliance and expose us to litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. Additionally, we have incurred, and expect to continue to incur, costs to comply with increased cybersecurity protections and standards of our customers, including the U.S. government. While we carry cybersecurity insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

We operate our business in regions subject to natural disasters and other severe weather events and any disruption to our business resulting from such events could adversely affect our revenue and results of operations.

We operate, and rely on suppliers who operate, in regions subject to natural disasters and other severe weather events. Extreme weather events and changing weather patterns present physical risks on existing infrastructure that may become more frequent or more severe as a result of factors related to climate change. In addition, the impacts of climate change on global water resources may result in water scarcity, which could in the future impact our ability to access sufficient quantities of water in certain locations and result in increased costs. We have in the past and will continue in the future to assess potential manufacturing and operational risks related to climate change, including risk of exposure to rising sea levels and significant rainfall, flooding, wildfire, drought, earthquake, hurricane or tornado events within our supply chain. We previously determined that a small percentage of our suppliers manufacture in vulnerable locations, which may impact distribution of raw materials to our operations, although we have taken actions to mitigate the potential impact where possible. We also have two sites in the southeast United States, a region vulnerable to severe weather events (i.e., hurricanes, tornadoes and floods), that are associated with excess warming. Although preventative measures may help to mitigate damage, such measures could be costly, and any disaster could adversely affect our ability to conduct business, including disrupting our supply of raw materials, damaging our manufacturing facilities or otherwise affecting production, transportation and delivery of our products, or affect demand for our products, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other severe weather events. Further, recurring extreme weather events could reduce the availability or increase the cost of insurance. Any future disruptions to our operations as a result of a natural disaster or severe weather event could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business could be negatively impacted by sustainability/environmental, social and governance (“ESG”) matters and/or our reporting of such matters.

There is an increasing focus from certain investors, customers, employees, and other stakeholders concerning sustainability/ESG matters, and an increasing number of investors are requiring companies to disclose sustainability/ESG policies, practices and metrics. Our customers may require us to implement sustainability/ESG responsibility procedures or standards before they continue to do business with us. In addition, some investors use ESG criteria to guide their investment strategies, and may not invest in us, or divest their holdings of us, if they believe our policies relating to ESG matters are inadequate or, on the other hand, have a negative response to such policies as a result of anti-ESG sentiment. Additionally, we may face reputational challenges in the event that our sustainability/ESG policies, practices and metrics do not meet the standards set by certain constituencies, which are often inconsistent in approach.

In addition, from time to time, we communicate certain initiatives, targets or goals regarding sustainability/ESG matters. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, if at all; we could fail, or be perceived to fail, in our achievement of such initiatives, targets or goals, or we could fail in fully and accurately reporting our progress on such initiatives, targets and goals. In addition, we could be criticized for the scope of such initiatives, targets or goals or perceived as not acting responsibly in connection with these matters. Any such matters could have a material adverse effect on our business.

Risks Related to Our Common Stock

We cannot make any guarantees with respect to payment of dividends on, or repurchases of, our common stock.

We currently pay quarterly dividends; however, our board of directors regularly evaluates our capital allocation strategy and dividend policy, and any future determination to pay, maintain or increase cash dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual or legal restrictions, including the requirements of our revolving credit facility and other financing agreements to which we may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.

Our share repurchase program does not have an expiration date, and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. We resumed repurchases under our share repurchase program in the third quarter of 2023, following suspension of repurchases in April 2020; however, the repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

Our amended and restated bylaws (the “bylaws”) provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could discourage lawsuits against the Company and our directors and officers.

Our bylaws provide to the fullest extent permitted by law that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our restated certificate of incorporation, as amended (the “certificate of incorporation”), or bylaws, or any action asserting a claim governed by the internal affairs doctrine of the State of Delaware.

To the fullest extent permitted by law, this exclusive forum provision applies to state and federal law claims, including claims under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), although the Company will not be deemed to have waived its compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find the exclusive forum provision contained in the bylaws to be inapplicable or unenforceable.

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

Certain provisions of our certificate of incorporation, bylaws, and the DGCL have anti-takeover effects and could delay, discourage, defer or prevent a tender offer or takeover attempt that a stockholder might consider to be in the stockholders’ best interests.

Certain provisions of our certificate of incorporation and bylaws and the DGCL may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of the Company and its stockholders. Such provisions include, among other things, those that:

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

ITEM 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

At Hexcel, we are committed to the security of our products and services, the protection of employee, customer and Company data, and the safeguarding of our manufacturing capability. Our cybersecurity program is led by our Chief Information Officer (“CIO”), who has over 20 years of experience in information technology leadership and 10 years of experience directly overseeing our information security program and holds a Master of Business Administration in technology management. As a part of our cybersecurity program, we have engaged, and in the future may continue to engage, third-party consultants and advisors, including a third-party consultant with extensive experience designing, leading, and maintaining the implementation and assurance frameworks for organizational information, to provide virtual chief information security officer services, including establishing a security architecture, policies, practices, and response capabilities.

Our CIO regularly updates senior management on our cybersecurity risk governance and management and the status of ongoing efforts to strengthen cybersecurity effectiveness. Our board of directors views cybersecurity as a strategic priority and therefore maintains oversight of management’s actions in implementing our overall cybersecurity program, with our CIO regularly reporting directly to our board of directors. The audit committee of the board of directors also periodically reviews the cybersecurity program as part of its oversight of the Company’s internal audit function and insurance program.

As part of our cybersecurity program, we maintain various protections designed to safeguard against cyberattacks, including firewalls, anti-malware, intrusion prevention and detection systems, access controls and other encryption configurations and cybertechnologies, and continuously monitor and audit our information technology and data assets to detect any anomalies and to respond quickly to threats that may arise. We periodically conduct intrusion and penetration testing through third parties to evaluate our cybersecurity response capability. We also regularly conduct employee awareness training on email management (phishing), safe internet browsing, malware, and other cybersecurity risks and routinely communicate with employees about the potential for cybersecurity threats, including the latest adversary trends and social engineering techniques, and how to avoid them through our established communications channels.

We have adopted and implemented an approach to identify and mitigate cybersecurity risks within our overall enterprise risk management program that is based on a recognized framework established by the National Institute of Standards and Technology. The board of directors is responsible for overseeing management’s enterprise risk management program, and receives regular reports on cybersecurity risk identification, monitoring and mitigation from our Chief Financial Officer as part of its review of that program, in addition to the regular reports received from the CIO as part of the board’s overall cybersecurity program review.

As part of our cybersecurity risk management, we have established controls and procedures to guide the Company through an active threat or incident to the recovery of normal business, following industry-standard data protection standards. The controls and procedures provide for the identification, notification, escalation, communication, and remediation of cybersecurity incidents to management, including where appropriate the board of directors, so that decisions regarding the public disclosure and reporting of such incidents can be made in a timely manner. We maintain an Executive Cyber Response Team composed of senior leaders across various functions, including our CIO, General Counsel and Chief Accounting Officer. The Executive Cyber Response Team is trained and experienced in managing cybersecurity incidents and meets regularly to practice and refine our processes for incident response, management and escalation through tabletop exercises simulating cyberattacks administered by a legal advisor with extensive experience in cyber investigations, cyber threats and cyber-enabled frauds. The results of such exercises are then reported to management and our board of directors. The third-party legal advisor also assesses and advises on our overall cybersecurity program, reports to our board of directors on a periodic basis and is engaged to provide support in the event an attack or other intrusion were to be successful.

The Company maintains disaster recovery plans for key applications and site-specific incident response plans, as well as a cybersecurity and related insurance policies as a measure of added protection.

As of the date of this report, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

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

We lease the land and buildings in South Windsor, Connecticut, and the land on which the Burlington, Washington and Roussillon, France facilities are located. We lease portions of the facilities located in Casa Grande, Arizona; Pottsville, Pennsylvania; Parla, Spain; and Leicester, England. In addition to the facility in Amesbury, Massachusetts we purchased in 2023, we also lease land and a building at another location in Amesbury. We own all other remaining manufacturing facilities. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 7 to the accompanying Consolidated Financial Statements of this Annual Report on Form 10-K.

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

During 2023 the Company repurchased 423,292 shares of common stock on the open market under our share repurchase plan approved by our Board in 2018 (the “2018 Share Repurchase Plan”), at an average price of $71.17 per share for a total cost of $30.1 million, leaving approximately $187 million available for additional repurchases under the 2018 Repurchase Plan. .

On January 31, 2024, there were 390 holders of record of our common stock.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 32 to 38 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 38 to 39 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 40 to 77 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Reports of Independent Registered Public Accounting Firm are contained on page 42 to 44 of this Annual Report on Form 10-K under the captions “Reports of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2023 and have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting is contained on page 41 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B. Other Information

Certificate of Elimination

On February 7, 2024, the Company filed a Certificate of Elimination to its Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware, which, effective upon filing, eliminated all matters set forth in the Certificate of Designations with respect to the Company’s Series A Junior Participating Preferred Stock from the Certificate of Incorporation. No shares of the Series A Junior Participating Preferred Stock were outstanding as of February 7, 2024. All shares that were designated as Series A Junior Participating Preferred Stock have been returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series. A copy of the Certificate of Elimination is filed as Exhibit 3.5 hereto and is incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

On November 1, 2023, Thierry Merlot, the Company’s President, Aerospace, Europe, Middle East, Africa, Asia Pacific and Industrial, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The trading plan provides for the exercise of up to 5,611 non-qualified stock options and sale of the net shares of common stock of the Company received upon exercise, and the sale of up an additional 4,000 shares of common stock of the Company on August 30, 2024. The trading plan terminates on September 3, 2024.

On November 7, 2023, Gina Fitzsimons, the Company’s Executive Vice President, Chief Human Resources Officer entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act intended to satisfy the affirmative defense of Rule 10b5–1(c) of the Exchange Act. The trading plan provides for the sale of up to 1,064 shares of common stock of the Company on February 14, 2024 and terminates on December 31, 2024.

No other directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fourth quarter of 2023.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for each of the three years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2023, 2022 and 2021

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

3.3	Amended and Restated Bylaws of Hexcel Corporation (as of September 12, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 15, 2023)

3.4

Certificate of Designations of Series A Junior Participating Preferred Stock of Hexcel Corporation, as filed with the Secretary of the State of Delaware on April 6, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 6, 2020).

3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock of Hexcel Corporation, as filed with the Secretary of State of Delaware on February 7, 2024.

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

10.1**

Credit Agreement, dated as of April 25, 2023, by and among Hexcel Corporation, as borrower, the lenders party thereto, Citizens Bank N.A., as agent for the lenders, and the other institutions party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2023).

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

10.5*	Form of Employee Option Agreement (2014 - 2017) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.6*	Form of Option Agreement for Executive Officers (2020) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.7*

Form of Option Agreement for Non-U.S. Executive Officers (2020) (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.8*

Form of Restricted Stock Unit Agreement for Executive Officers (2021) (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.9*

Form of Performance Based Award Agreement for Executive Officers (2021) (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.10*	Form of Option Agreement for Executive Officers (2021) (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.11*

Form of Restricted Stock Unit Agreement for Non-U.S. Executive Officers (2021) (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.12*

Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2021) (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.13*

Form of Option Agreement for Non-U.S. Executive Officers (2021) (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.14*

Form of Performance Based Award Agreement for Executive Officers (2022) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.15*

Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2022) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.16*

Form of Performance Based Award Agreement for Executive Officers (2023) (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.17*

Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2023) (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.18*	Form of Option Agreement for Executive Officers (2024).

10.19*	Form of Option Agreement for Non-U.S. Executive Officers (2024).

10.20*	Restricted Stock Unit Agreement between Hexcel Corporation and Thierry Merlot (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2019).

10.21*

Hexcel Corporation Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, Amended and Restated as of January 1, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.22*

Offer of Employment between Hexcel Corporation and Nick L. Stanage dated July 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.23*

Amendment to the Offer of Employment Letter dated July 22, 2013 between Hexcel Corporation and Nick L. Stanage, dated June 1, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.24*

Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 28, 2009).

10.25*

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

10.27*	Hexcel Corporation Executive Severance Policy (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.28*

Form of Officer Severance Agreement entered into between Hexcel Corporation and each of Patrick Winterlich and Gail Lehman, dated October 2, 2017 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 6, 2017).

10.29*

Amendment to the Officer Severance Agreement, dated October 2, 2017, between Hexcel Corporation and Patrick Winterlich, dated June 1, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.30*

Amendment to the Officer Severance Agreement, dated October 2, 2017, between Hexcel Corporation and Gail E. Lehman, dated June 1, 2018 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.31*	Form of Officer Severance Agreement entered into between Hexcel Corporation and Gina Fitzsimons, dated October 6, 2023.

10.32*	Director Compensation Program, effective December 7, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 5, 2024).

10.33*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.34*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (Annual Grant - 2020) (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.35*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (Retainer - 2020) (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.36*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2021 Deferred Annual Grant) (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.37*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2021 Deferred Retainer Grant) (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.38*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (2024 Non-Deferred Annual Grant).

10.39*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (2024 Deferred Annual Grant).

10.40*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (2024 Deferred Retainer Grant).

10.41*

Hexcel Corporation 2016 Employee Stock Purchase Plan (as amended and restated effective February 3, 2021) (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-256928, filed on June 9, 2021).

10.42*

Form of Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97	Hexcel Corporation Mandatory Clawback Policy.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Hexcel Corporation

February 7, 2024	/s/ NICK L. STANAGE
(Date)	Nick L. Stanage
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

Signature	Title	Date

/s/ NICK L. STANAGE	Chairman of the Board of Directors,	February 7, 2024
(Nick L. Stanage)	Chief Executive Officer and President
(Principal Executive Officer)

/s/ PATRICK WINTERLICH	Executive Vice President and	February 7, 2024
(Patrick Winterlich)	Chief Financial Officer
(Principal Financial Officer)

/s/ AMY S. EVANS	Senior Vice President,	February 7, 2024
(Amy S. Evans)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ JEFFREY C. CAMPBELL	Director	February 7, 2024
(Jeffrey C. Campbell)

/s/ JAMES J. CANNON	Director	February 7, 2024
(James J. Cannon)
/s/ CYNTHIA M. EGNOTOVICH	Director	February 7, 2024
(Cynthia M. Egnotovich)

/s/ THOMAS A. GENDRON	Director	February 7, 2024
(Thomas A. Gendron)
/s/ JEFFREY A. GRAVES	Director	February 7, 2024
(Dr. Jeffrey A. Graves)
/s/ GUY C. HACHEY	Director	February 7, 2024
(Guy C. Hachey)

/s/ PATRICIA A. HUBBARD	Director	February 7, 2024
(Dr. Patricia A. Hubbard)
/s/ MARILYN L. MINUS	Director	February 7, 2024

(Dr. Marilyn L. Minus)

/s/ CATHERINE A. SUEVER	Director	February 7, 2024
(Catherine A. Suever)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the Company’s financial condition and results of operations for the year ended December 31, 2023, and comparison to the year ended December 31, 2022 should be read in conjunction with the consolidated financial statements and notes of this Annual Report on Form 10-K.

For discussion and analysis of financial condition and results of operations for 2022 compared to 2021 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K, filed with the SEC on February 8, 2023, which is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

	For the Years Ended December 31,
(In millions)	2023	2022
Net sales	$1,789.0	$1,577.7
Gross margin %	24.2%	22.6%

Other operating (income) expense	$1.4	$(11.9)
Operating income	$215.3	$175.2
Operating income %	12.0%	11.1%
Interest expense, net	$34.0	$36.2
Income tax expense	$12.1	$31.6
Equity in earnings from affiliated companies	$8.1	$8.1
Net income	$105.7	$126.3

Business Trends

The Commercial Aerospace market and our business began to see signs of recovery from the economic impacts of the COVID-19 pandemic in the second half of 2021. During 2023, growth continued in air travel along with an increase in aircraft build rates. Despite this improvement, global logistics, supply chains, inflationary pressures and the effects of geopolitical issues and conflicts still remained a challenge. These challenges have had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our financial results.

In 2023, our Commercial Aerospace sales increased 17.2% compared to 2022. The 2023 increase in sales was primarily driven by the Airbus A350 and the Boeing 787 programs. Other Commercial Aerospace, which includes business jets and regional aircraft saw an increase in sales as well, driven by increasing composite adoption on large-cabin business jets. The demand for new commercial aircraft is principally driven by two factors. The first is airline passenger traffic (measured by revenue passenger miles) and the second is the replacement rate for existing aircraft. The Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.

Space & Defense sales in 2023 increased 17.1% compared to 2022. Growth was across numerous programs including fixed-wing and space programs globally and helicopters internationally. New or retrofit rotorcraft programs have an increased reliance on composite materials. Our products are included on a wide range of rotorcraft, military aircraft, and space programs. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing for rotorcraft.

Industrial sales decreased 12.3% in 2023. Industrial sales include automotive, recreation, wind energy and general industrial applications. In 2023, industrial sub-markets softened, more than offsetting the double-digit sales growth in automotive.

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

Net Sales: Consolidated net sales of $1,789.0 million for 2023 increased by 13.4% (12.9% in constant currency) compared to 2022. The sales increase in 2023 reflects higher Commercial Aerospace and Space & Defense sales, partially offset by a decline in Industrial sales.

The following table summarizes net sales to third-party customers by segment and end market in 2023 and 2022:

(In millions)	Commercial Aerospace	Space & Defense	Industrial	Total
2023 Net Sales
Composite Materials	$912.6	$389.2	$172.4	$1,474.2
Engineered Products	155.6	155.6	3.6	314.8
Total	$1,068.2	$544.8	$176.0	$1,789.0
	60%	30%	10%	100%
2022 Net Sales
Composite Materials	$775.0	$308.3	$196.4	$1,279.7
Engineered Products	136.8	156.9	4.3	298.0
Total	$911.8	$465.2	$200.7	$1,577.7
	58%	29%	13%	100%

Sales by Segment

Composite Materials: Net sales of $1,474.2 million for 2023 increased 15.2% from 2022. Commercial Aerospace sales increased 17.8% in 2023 as compared to 2022 primarily driven growth in the Airbus A350 and Boeing 787 programs as well as business jet growth. Space & Defense sales increased 26.2% led by growth in military aircraft. Industrial sales in 2023 decreased 12.2% from 2022 primarily due to the decline in certain industrial sub-markets which offset growth in automotive.

Engineered Products: Net sales of $314.8 million for 2023 increased 5.6% from 2022, driven by a 13.7% increase in Commercial Aerospace sales. Space & Defense sales were relatively flat year over year while Industrial sales were $0.7 million lower in 2023.

Sales by Market

Commercial Aerospace: Net sales of $1,068.2 million increased 17.2% (17.0% in constant currency) for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Strong growth came from increasing widebody sales for the Airbus A350 and Boeing 787, supported by moderate growth from the Airbus A320neo and Boeing 737 MAX. The sub-category, Other Commercial Aerospace increased 14.1% for 2023 compared to 2022 driven by increasing composite adoption on large-cabin business jets.

Space & Defense: Net sales of $544.8 million increased 17.1% (16.6% in constant currency) for 2023 as compared to 2022. Growth was across numerous programs including fixed-wing and space programs globally and European helicopters.

Industrial: Net sales of $176.0 million decreased 12.3% (13.6% in constant currency) compared to 2022 as a number of industrial sub-markets softened, more than offsetting the double-digit sales growth in automotive.

2023 Consolidated Results Compared to 2022

Gross Margin: Gross margin for 2023 was $433.2 million or 24.2% of net sales as compared to $357.1 million or 22.6% of net sales in 2022. The improvement in 2023 was due to the higher sales and improved operating leverage.

Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses for 2023 were $163.8 million or 9.2% of net sales as compared to $148.0 million or 9.4% of net sales for 2022. The higher SG&A expenses in 2023 were primarily due to an increase in employee-related costs as headcount increased approximately 8% year over year.

Research and Technology (“R&T”) Expenses: R&T expenses for 2023 were $52.7 million or 2.9% of net sales and in 2022 were $45.8 million or 2.9% of net sales. The year-over-year increase in expenses was attributable to higher employee-related costs and materials and supplies expense resulting from an increase in the number of development projects.

Other operating expense (income): Other operating expense for 2023 of $1.4 million included restructuring costs as well as the net gain of $0.8 million from the sale of the Windsor, Colorado facility. Other operating income for 2022 of $11.9 million included the gain on the sale of our Dublin, California facility of $19.4 million which was partially offset by restructuring expenses.

Operating income: Operating income for 2023 was $215.3 million compared with operating income in 2022 of $175.2 million. Operating income as a percent of sales was 12.0% and 11.1% in 2023 and 2022, respectively. The increase in operating income in 2023 compared to 2022 was primarily driven by the higher sales.

Depreciation and amortization expense of 124.8 million for 2023 decreased $1.4 million from 2022.

Other expense (income): Other expense for 2023 included a non-cash charge of $70.5 million related to the completion of the buy-out of the UK pension plan and a gain of $1.9 million related to excess assets from the UK pension plan that reverted back to the Company. Amounts for 2023 also included a charge of $3.0 million (including the write-off of approximately $9 million in currency translation amounts) on the sale of our 50% interest in the joint venture in Malaysia. Other income for 2022 included the receipt of $10.5 million related to the Aviation Manufacturing Jobs Protection program.

Interest expense: Interest expense was $34.0 million for 2023 and $36.2 million for 2022 with the decrease due to lower average debt levels, partially offset by higher interest rates.

Income tax expense: For the years ended December 31, 2023 and 2022, we had a tax provision of $12.1 million and $31.6 million, respectively.

Equity in earnings from affiliated companies: Earnings represent our portion of the earnings or losses from our joint venture in Malaysia. In December 2023, we sold our 50% interest in the joint venture and received net proceeds of $44.7 million.

Net income: Net income was $105.7 million or $1.24 per diluted share for the year ended December 31, 2023 compared to net income of $126.3 million or $1.49 per diluted share for the year ended December 31, 2022.The decline in 2023 was due to the non-cash charge related to the buy-out of the UK pension plan discussed above.

Financial Condition

In 2023, we ended the year with total debt, net of cash, of $472.5 million and generated $257.1 million of operating cash resulting in $148.9 million of free cash flow (cash provided by operating activities less cash paid for capital expenditures). We expect our cash flow needs for fiscal year 2024 will be funded by cash generated from our operations as well as available borrowings under our Senior Unsecured Revolving Credit Facility (the “Facility”) as needed.

We have a portfolio of derivatives related to currencies, interest rates and commodities. We monitor our counterparties, and we only use those rated investment grade.

Liquidity

Our cash on hand at December 31, 2023 was $227.0 million, as compared to $112.0 million at December 31, 2022. Of the total cash on hand at December 31, 2023, $55.8 million was held by our foreign locations. As of December 31, 2023 total debt was $699.5 million, as compared to $723.5 million at December 31, 2022. As of December 31, 2023, we were in compliance with all debt covenants.

On April 25, 2023, we entered into a new credit agreement (the “Credit Agreement”) to refinance the “Facility. Under the terms of the Credit Agreement the borrowing capacity is $750 million. The Facility matures in April 2028.

As of December 31, 2023, there were no outstanding borrowings under the Facility. The Credit Agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of December 31, 2023, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $750 million.

For more information regarding the Facility, see Note 6, Debt, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures, dividend payments and debt service requirements. We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and the Facility. As of December 31, 2023, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until August 2025 when our 4.7% Senior Unsecured Notes are due.

The remaining authorization under the share repurchase program at December 31, 2023 was $187 million. On January 24, 2024, our Board of Directors declared a quarterly dividend of $0.15 per share payable to stockholders of record as of February 9, 2023, with a payment date of February 16, 2024.

Operating Activities: We generated $257.1 million in cash from operating activities during 2023, an increase of $84.0 million from 2022. The increase in the current year was due to a lower use of working capital as well as higher non-cash adjustments driven by the UK pension settlement. The lower use of working capital for the year ended December 31, 2023 was primarily due to lower inventory and accounts receivable, partially offset by a decline in payables and accruals.

Investing Activities: Net cash used for investing activities was $50.7 million in 2023 compared to $54.6 million in 2022. Capital expenditures for 2023 were $108.2 million and included $38.0 million for the acquisition of the land and building at our Amesbury, Massachusetts facility to support future growth. Capital expenditures for 2022 were $76.3 million. 2023 included net proceeds of $44.7 million from the sale of our 50% interest in the joint venture in Malaysia and $10.3 million from the sale of the Windsor, Colorado facility. 2022 included net proceeds of $21.2 million from the sale of the Dublin, California facility.

Financing Activities: Net cash used for financing activities was $92.6 million in 2023 as compared to $130.0 million in 2022. Borrowings under the Facility during 2023 were $103 million, while repayments were $128 million. In 2022, borrowings were $50 million and repayments were $150 million. Dividend payments to shareholders were $42.2 million and $33.7 million in the years ended December 31, 2023 and 2022, respectively. During 2023, repurchases of common stock totaled $30.1 million.

Financial Obligations and Commitments: We had $0.1 million of current debt maturities as of December 31, 2023. The next significant scheduled debt maturity will not occur until August 2025 when our 4.7% Senior Unsecured Notes are due. In addition, certain sales and administrative offices, data processing equipment, vehicles and manufacturing equipment, land and facilities are leased under operating leases.

The following table summarizes the scheduled maturities as of December 31, 2023 of financial obligations and expiration dates of commitments for the years ended 2024 through 2028 and thereafter.

(In millions)	2024	2025	2026	2027	2028	Thereafter	Total
Senior unsecured credit facility due 2028	$—	$—	$—	$—	$—	$—	$—
4.7% senior notes due 2025	—	300.0	—	—	—	—	300.0
3.95% senior notes due 2027	—	—	—	400.0	—	—	400.0
Purchase obligations	13.2	8.9	3.5	2.9	2.0	11.0	41.5
Finance lease and other	0.1	0.1	—	—	—	—	0.2
Subtotal	$13.3	$309.0	$3.5	$402.9	$2.0	$11.0	$741.7
Operating leases	8.1	5.8	5.0	4.1	3.7	6.0	32.7
Total financial obligations	$21.4	$314.8	$8.5	$407.0	$5.7	$17.0	$774.4
Interest payments	32.8	27.3	18.0	3.3	0.4	—	81.8
Estimated benefit plan contributions	2.5	9.3	9.7	2.6	2.7	9.2	35.9
Total commitments	$56.7	$351.4	$36.2	$412.9	$8.8	$26.2	$892.1

As of December 31, 2023, we had $2.4 million of unrecognized tax benefits. This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages.

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

	Year Ended December 31,
(In millions)	2023	2022
GAAP operating income	$215.3	$175.2
Other operating expense (income) (1)	1.4	(11.9)
Adjusted operating income (Non-GAAP)	$216.7	$163.3

	Year Ended December 31,
	2023		2022
(In millions, except per diluted share data)	Net Income	EPS	Net Income	EPS
GAAP net income	$105.7	$1.24	$126.3	$1.49
Other operating expense (income), net of tax (1)	1.0	0.01	(10.1)	(0.12)
Other expense (income), net of tax (2)	57.4	0.67	(8.4)	(0.10)
Tax (benefit) expense (3)	(9.3)	(0.11)	1.0	0.01
Adjusted net income (Non-GAAP)	$154.8	$1.81	$108.8	$1.28

	Year Ended December 31,
(In millions)	2023	2022
Net cash provided by operating activities	$257.1	$173.1
Less: Capital expenditures	(108.2)	(76.3)
Free cash flow (Non-GAAP)	$148.9	$96.8

(1)
The year ended December 31, 2023 included the net gain of $0.8 million from the sale of the Windsor, Colorado facility and restructuring costs. The year ended December 31, 2022 included a net gain of $19.4 million from the sale of the Dublin, California facility and was also impacted by restructuring costs including amounts associated with the closure of our Tianjin, China wind facility and an impairment charge for our Windsor, Colorado facility.
(2)
The year ended December 31, 2023 included a non-cash settlement charge of $70.5 million related to the completion of the buy-out of the UK pension plan and a gain of $1.9 million related to excess assets from the UK pension plan that reverted back to the Company. 2023 also included a charge of $3.0 million (including the write-off of approximately $9 million in currency translation amounts) on the sale of our 50% interest in the joint venture in Malaysia. The year ended December 2022 included the receipt of $10.5 million related to the Aviation Manufacturing Jobs Protection program.
(3)
The year ended December 31, 2023 included a discrete tax benefit of $5.6 million, primarily related to adjustments to our provision based on the finalization of prior year tax returns. The year ended December 31, 2022 included a discrete tax charge of $1.0 million resulting from the true-up of a deferred tax item partially offset by a discrete tax benefit from the adjustment to a provision based on the finalization of prior year tax returns.

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

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The amount of income taxes we pay are subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental. We assess our income tax positions, and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. We recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2023, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2014 onward.

For further discussion, see Note 9, Income taxes, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Retirement and Other Postretirement Benefit Plans

We maintain qualified defined benefit retirement plans covering certain current and former European employees, as well as nonqualified defined benefit retirement plans, and retirement savings plans covering certain eligible U.S. and European employees and participate in a union sponsored multi-employer pension plan covering certain U.S. employees with union affiliations. In addition, we provide certain postretirement health care and life insurance benefits to eligible U.S. retirees. We have defined benefit retirement plans in Belgium, France, and Austria covering certain employees of our subsidiaries in those countries. During the fourth quarter of 2023, we finalized the buy-out of the UK plan and we no longer have any obligations relative to the plan.

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

For more information regarding our pension and other postretirement benefit plans, see Note 8, Retirement and Other Postretirement Benefit Plans, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

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

Interest Rate Risks

Outstanding balances that exist under our Facility are included in our long-term debt bears interest at variable rates. From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt. These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates. Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2023 of $34.0 million would not be materially impacted.

Foreign Currency Exchange Risks

We operated twelve manufacturing facilities in Europe, Asia and Africa which generated approximately 50% of our 2023 consolidated net sales. Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound sterling, and the Euro. We also conduct business and sell products to customers throughout the world. Most of the sales in these countries are denominated in U.S. dollars and they have local currency expenses. Currency risk for the Asia and Africa locations is not considered material.

In 2023, our European subsidiaries had third-party sales of $0.9 billion of which approximately 67% were denominated in U.S. dollars, 32% were denominated in Euros and 1% were denominated in British pounds sterling. While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability. For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars, but do not affect the profitability of the subsidiary in its functional currency. The value of our investments in these countries could be impacted by changes in currency exchange rates over time and could impact our ability to profitably compete in international markets.

We attempt to net individual functional currency positions of our various European subsidiaries, to take advantage of natural offsets and reduce the need to employ foreign currency forward exchange contracts. We attempt to hedge some, but not necessarily all, of the net exposures of our European subsidiaries resulting from sales they make in non-functional currencies. The benefit of such hedges varies with time and the foreign exchange rates at which the hedges are set. For example, when the Euro strengthened against the U.S. dollar, the benefit of new hedges placed was much less than the value of hedges they replaced that were entered into when the U.S. dollar was stronger. We may place additional foreign currency hedges when the dollar strengthens against the Euro or British pound. We do not seek to hedge the value of our European subsidiaries’ functional currency sales and profitability in U.S. dollars. We also enter into short-term foreign currency forward exchange contracts, usually with a term of ninety days or less, to hedge net currency exposures resulting from specifically identified transactions. Any unrealized gain or loss on these foreign currency forward exchange contracts would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged.

We have performed a sensitivity analysis as of December 31, 2023 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis includes all of our foreign currency hedge contracts. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have an approximately $0.9 million impact on our 2023 operating income. However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the British pound sterling) continues and new hedges are layered in at the adverse rate, the impact would be more significant. For example, had we not had any hedges in place for 2023, a 10% adverse movement would have reduced our operating income by approximately $26.1 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2026. The aggregate notional amount of these contracts was $393.3 million at December 31, 2023. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the three years ended December 31, 2023, hedge ineffectiveness was immaterial. Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report that appears on page 43.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hexcel Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hexcel Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2024 expressed an unqualified opinion thereon

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter

The Company’s revenue was $1,789 million for the year ended December 31, 2023. As explained in Notes 1 and 11 to the consolidated financial statements, revenue is predominately derived from a single performance obligation under long-term agreements with customers and pricing is fixed and determinable. The majority of revenue is recognized at a point in time when the customer has obtained control of the product.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is the extensive audit effort in performing procedures related to the Company’s revenue recognition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to revenue recognition.

Our procedures included, among others, (i) assessing the completeness, accuracy, and existence of revenue recognized by testing the correlation of revenue to accounts receivable and cash, (ii) testing a sample of revenue transactions by obtaining and inspecting source documents, including purchase orders, invoices, proof of shipment and cash receipts and (iii) confirming a sample of outstanding customer invoice balances, and for confirmations not returned, obtaining and inspecting source documents, including invoices, proof of shipment, and subsequent cash receipts, where applicable. We also evaluated the Company’s revenue recognition disclosures included in Notes 1 and 11.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Stamford, Connecticut

February 7, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hexcel Corporation

Opinion on Internal Control over Financial Reporting

We have audited Hexcel Corporation and subsidiaries internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hexcel Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 7, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

February 7, 2024

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$227.0	$112.0
Accounts receivable, net	234.7	222.7
Inventories	334.4	319.3
Contract assets	25.1	32.0
Prepaid expenses and other current assets	43.0	38.9
Assets held for sale	-	9.5
Total current assets	864.2	734.4

Property, plant and equipment	3,195.5	3,087.9
Less accumulated depreciation	(1,516.8)	(1,430.1)
Property, plant and equipment, net	1,678.7	1,657.8

Goodwill and other intangible assets	251.3	256.0
Investments in affiliated companies	5.0	47.6
Other assets	119.3	141.5
Total assets	$2,918.5	$2,837.3

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.1	$0.2
Accounts payable	159.1	155.5
Accrued compensation and benefits	75.7	69.6
Financial instruments	6.0	22.0
Accrued liabilities	75.0	82.5
Total current liabilities	315.9	329.8

Long-term debt	699.4	723.3
Retirement obligations	42.6	42.7
Deferred income taxes	110.6	126.4
Other non-current liabilities	33.5	60.9
Total liabilities	1,202.0	1,283.1

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 110.8 shares and 110.4 shares issued at December 31, 2023 and 2022, respectively	1.1	1.1
Additional paid-in capital	936.8	905.0
Retained earnings	2,168.7	2,104.9
Accumulated other comprehensive loss	(74.1)	(174.4)
	3,032.5	2,836.6
Less – Treasury stock, at cost, 26.7 shares at December 31, 2023 and 26.2 shares at December 31, 2022	(1,316.0)	(1,282.4)
Total stockholders' equity	1,716.5	1,554.2
Total liabilities and stockholders' equity	$2,918.5	$2,837.3

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2023	2022	2021
Net sales	$1,789.0	$1,577.7	$1,324.7
Cost of sales	1,355.8	1,220.6	1,074.6
Gross margin	433.2	357.1	250.1
Selling, general and administrative expenses	163.8	148.0	135.0
Research and technology expenses	52.7	45.8	45.1
Other operating expense (income)	1.4	(11.9)	18.2
Operating income	215.3	175.2	51.8
Interest expense, net	34.0	36.2	38.3
Other expense (income)	71.6	(10.8)	(8.5)
Income before income taxes, and equity in earnings from affiliated companies	109.7	149.8	22.0
Income tax expense	12.1	31.6	5.9
Income before equity in earnings	97.6	118.2	16.1
Equity in earnings from affiliated companies	8.1	8.1	-
Net income	$105.7	$126.3	$16.1

Basic net income per common share:	$1.25	$1.50	$0.19

Diluted net income per common share:	$1.24	$1.49	$0.19

Weighted-average common shares:
Basic	84.6	84.4	84.1
Diluted	85.5	85.0	84.6

Hexcel Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31,

(In millions)	2023	2022	2021
Net Income	$105.7	$126.3	$16.1
Currency translation adjustments	29.1	(48.2)	(26.9)
Net unrealized pension and other benefit actuarial loss and prior service credits (net of tax)	50.1	12.6	(21.3)
Net unrealized gain (loss) on financial instruments (net of tax)	21.1	(12.3)	(18.7)
Total other comprehensive (loss) income	100.3	(47.9)	(66.9)
Comprehensive income (loss)	$206.0	$78.4	$(50.8)

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2023, 2022 and 2021

	Common Stock			Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2020	$1.1	$849.7	$1,996.4	$(59.6)	$(1,277.4)	$1,510.2
Net income	—	—	16.1	—	—	16.1
Change in other comprehensive income – net of tax	—	—	—	(66.9)	—	(66.9)
Stock-based activity	—	28.9	—	—	(2.8)	26.1
Balance, December 31, 2021	$1.1	$878.6	$2,012.5	$(126.5)	$(1,280.2)	$1,485.5
Net income	—	—	126.3	—	—	126.3
Dividends on common stock ($0.40 per share)	—	—	(33.9)	—	—	(33.9)
Change in other comprehensive (loss) – net of tax	—	—	—	(47.9)	—	(47.9)
Stock-based activity	—	26.4	—	—	(2.2)	24.2
Balance, December 31, 2022	$1.1	$905.0	$2,104.9	$(174.4)	$(1,282.4)	$1,554.2
Net income	—	—	105.7	—	—	105.7
Dividends on common stock ($0.50 per share)	—	—	(41.9)	—	—	(41.9)
Repurchases of common stock	—	—	—	—	(30.1)	(30.1)
Change in other comprehensive income – net of tax	—	—	—	100.3	—	100.3
Stock-based activity	—	31.8	—	—	(3.5)	28.3
Year Ended December 31, 2023	$1.1	$936.8	$2,168.7	$(74.1)	$(1,316.0)	$1,716.5

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2023	2022	2021
Cash flows from operating activities
Net income	$105.7	$126.3	$16.1
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	124.8	126.2	138.0
Amortization of deferred financing costs and debt discount	0.6	0.7	3.1
Deferred income taxes	(32.7)	(3.1)	(2.6)
Equity in earnings from affiliated companies	(8.1)	(8.1)	—
Stock-based compensation	20.9	20.0	19.0
Restructuring expenses, net of payments	(4.4)	(0.7)	(5.6)
Pension settlement	70.5	—	—
Gain on sale of assets	(0.8)	(19.4)	—
Impairment of assets	3.1	1.6	—
Loss (gain) on sale of investments	3.0	(0.3)	—
Changes in assets and liabilities:
Increase in accounts receivable	(8.9)	(62.8)	(40.7)
Increase in inventories	(8.9)	(82.4)	(40.4)
Decrease (increase) in prepaid expenses and other current assets	2.6	(8.3)	13.0
(Decrease) increase in accounts payable/accrued liabilities	(12.2)	80.8	49.8
Other – net	1.9	2.6	2.0
Net cash provided by operating activities	257.1	173.1	151.7
Cash flows from investing activities
Capital expenditures	(108.2)	(76.3)	(27.9)
Proceeds from sale of assets	10.3	21.2	—
Proceeds from sale of investments	47.2	0.5	—
Net cash used for investing activities	(50.7)	(54.6)	(27.9)
Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2028	98.0	—	—
Repayment of senior unsecured credit facility - 2028	(98.0)	—	—
Borrowing from senior unsecured credit facility - 2024	65.0	50.0	—
Repayment of senior unsecured credit facility - 2024	(90.0)	(150.0)	(103.0)
Repayment of finance lease obligation and other debt, net	(0.2)	(0.6)	(0.9)
Issuance costs related to senior credit facility	(2.5)	—	—
Dividends paid	(42.2)	(33.7)	—
Repurchase of stock	(30.1)	—	—
Activity under stock plans	7.4	4.3	7.1
Net cash used for financing activities	(92.6)	(130.0)	(96.8)
Effect of exchange rate changes on cash and cash equivalents	1.2	(4.2)	(2.6)
Net increase (decrease) in cash and cash equivalents	115.0	(15.7)	24.4
Cash and cash equivalents at beginning of period	112.0	127.7	103.3
Cash and cash equivalents at end of period	$227.0	$112.0	$127.7

Supplemental data:
Cash paid during the year for:
Interest, net of capitalized interest	$34.6	$35.4	$36.1
Income Taxes	$59.1	$35.9	$1.2
Accrual basis additions to property, plant and equipment	$121.6	$69.8	$41.4

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

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Europe, Asia Pacific, India, and Africa. We also had a presence in Malaysia where we were a partner in a joint venture which manufactures composite structures for Commercial Aerospace applications. In December 2023, we sold our 50% interest in the joint venture and received net proceeds of approximately $44.7 million and recorded a loss on the sale of $3.0 million (including the write-off of approximately $9.0 million in currency translation adjustments) which was included in Other expense (income) in the Consolidated Statements of Operations for the year ended December 31, 2023.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries after elimination of all intercompany accounts, transactions, and profits. Results for the years ended 2023 and 2022, included our 50% equity ownership investment in the joint venture in Malaysia which was accounted for using the equity method of accounting. As mentioned above, we sold our interest in the joint venture in December 2023.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and are in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is December 31. Unless otherwise stated, all years and dates refer to our fiscal year.

In November 2020, we closed our wind energy prepreg production facility in Windsor, Colorado. The plant assets to be sold were recorded in “Assets held for sale” in the Consolidated Balance Sheets at December 31, 2022. In July 2023, we finalized the sale of this facility and received approximately $10.3 million in net proceeds from the sale of the property and recorded a gain of approximately $0.8 million which is included in "Other operating (income) expense" in the Consolidated Statement of Operations.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using a standard rate per unit of finished goods when the plant is operating at normal or planned capacity. Inventory is reported at its estimated net realizable value based upon our historical experience with inventory becoming obsolete due to age, changes in technology and other factors. Inventory cost consists of materials, labor, and manufacturing related overhead associated with the purchase and production of inventories.

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

In determining the lease renewal, management considers the need and ability to substitute a given asset, as well as certain conditions such as related contractual obligations to our customers (i.e., a contractual obligation of a customer requiring certain manufacturing proximities). In determining fair value, management considers the stand-alone value of an asset in an ordinary market as well as incurring certain costs to terminate an agreement. Most of our leases do not include variable payments but contain scheduled escalations. Any lease payments tied to certain future indexes are adjusted on a go-forward basis as those indexes become known.

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

Software Development Costs

Costs incurred to develop software for internal use and for software accessed through the cloud in a hosting arrangement are accounted for under ASC 350-40, “Internal-Use Software.” All costs relating to the preliminary project stage and the post-implementation/operation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the useful life of the software or the noncancelable term of the hosting arrangement, which can range from three to ten years. The amortization of capitalized costs commences after testing has been completed, the software/module/component is ready for its intended use and is not dependent on the completion on any other modules/components.

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

Revenue Recognition

Revenue is predominantly derived from a single performance obligation under long-term agreements with our customers and pricing is fixed and determinable. The majority of our revenue is recognized at a point in time when the customer has obtained control of the product. We have determined that individual purchase orders (“PO”), whose terms and conditions taken with a master agreement, create the revenue contracts which are generally short-term in nature. For those sales which are not tied to a long-term agreement, we generate a PO that is subject to our standard terms and conditions.

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

Income Taxes

We provide for income taxes using the asset and liability approach. Under this approach, deferred income tax assets and liabilities reflect tax net operating loss and credit carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets require a valuation allowance when it is not more likely than not, based on the evaluation of positive and negative evidence, that the deferred tax assets will be realized. The realization of deferred tax assets is dependent upon the timing and magnitude of future taxable income prior to the expiration of the deferred tax assets’ attributes. When events and circumstances dictate, we evaluate the realizability of our deferred tax assets and the need for a valuation allowance by forecasting future taxable income. Investment tax credits are recorded on a flow-through basis, which reflects the credit in net income as a reduction of the provision for income taxes in the same period as the credit is realized for federal income tax purposes. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the Consolidated Statements of Operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable. Two customers and their related subcontractors accounted for approximately 54% of our annual net sales in 2023, 51% in 2022 and 49% in 2021. Refer to Note 18 for further information on significant customers. We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other financial information.

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

Recently Enacted Government Legislation

In August 2022, the U.S. enacted the Inflation Reduction Act (the "IRA") of 2022. The IRA contained a number of tax provisions including a new corporate alternative minimum tax, an excise tax on stock buybacks, and incentives for energy and climate initiatives. These provisions were effective for taxable years beginning after December 31, 2022. We do not qualify for the corporate alternative minimum tax and the excise tax provisions had minimal impacts on our share repurchases in 2023. We currently have not qualified for any of the incentives for energy and climate initiatives.

Recently Issued Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of a variety of Topics in the Codification to align with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We do not expect this new standard to have a significant impact to our disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We do not expect this new standard to have a significant impact to our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 240), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign and (3) income tax expense or benefit from continuing operations disaggregated by Federal, state, and foreign. The update also requires entities to disclose their income tax payments to various jurisdictions. This standard is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. We do not expect this new standard to have a significant impact to our disclosures.

Note 2 — Inventories

	December 31,
(In millions)	2023	2022
Raw materials	$131.4	$153.3
Work in progress	46.0	42.8
Finished goods	157.0	123.2
Total inventory	$334.4	$319.3

Note 3— Accounts Receivable

	December 31,
(In millions)	2023	2022
Accounts receivable	$235.1	$223.1
Allowance for doubtful accounts	(0.4)	(0.4)
Accounts receivable, net	$234.7	$222.7

Bad debt expense was immaterial for all years presented.

Note 4 — Net Property, Plant and Equipment

	December 31,
(In millions)	2023	2022
Land	$120.6	$106.9
Buildings	733.7	656.2
Equipment	2,072.7	2,029.3
Construction in progress	265.0	290.0
Finance lease	3.5	5.5
Property, plant and equipment	3,195.5	3,087.9
Less accumulated depreciation	(1,516.8)	(1,430.1)
Net property, plant and equipment	$1,678.7	$1,657.8

Depreciation expense related to property, plant and equipment for the years ended December 31, 2023, 2022 and 2021, was $118.0 million, $119.4 million and $131.0 million, respectively. Capitalized interest of $6.7 million, $12.3 million, and $12.8 million for 2023, 2022 and 2021, respectively, was included in construction in progress. Capitalized costs associated with software accessed through a hosting arrangement were $7.4 million for 2023, were not material for 2022 and were not applicable for 2021.

Note 5 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2023 and 2022, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2021	$93.4	$174.1	$267.5
Amortization expense	(1.8)	(5.0)	(6.8)
Currency translation adjustments and other	(4.7)	—	(4.7)
Balance as of December 31, 2022	$86.9	$169.1	$256.0
Amortization expense	(1.8)	(5.0)	(6.8)
Currency translation adjustments and other	2.1	—	2.1
Balance as of December 31, 2023	$87.2	$164.1	$251.3

We performed our annual impairment review of goodwill as of November 30, 2023 and determined that it was more likely than not that the fair values of our reporting units are above their carrying values and that no impairment exists. The goodwill and intangible asset balances as of December 31, 2023 included $4.1 million of indefinite-lived intangible assets, $58.5 million of a definite-lived intangible asset (net of accumulated amortization of $40.4 million) and $188.7 million of goodwill. Of the $188.7 million of goodwill, $73.3 million is allocated to the Composite Materials segment and $115.4 million to the Engineered Products segment.

The weighted average remaining life of the finite lived intangible assets is 10 years. Amortization related to the definite lived intangible assets for the next five years and thereafter is as follows:

(In millions)
2024	$6.5
2025	6.5
2026	6.5
2027	6.4
2028	5.5
Thereafter	27.1
Total	$58.5

Note 6– Debt

	December 31,	December 31,
(In millions)	2023	2022
Current portion of finance lease	$0.1	$0.2
Current portion of debt	0.1	0.2

Senior unsecured credit facility - due 2028	—	—
Senior unsecured credit facility- due 2024	—	25.0
4.7% senior notes — due 2025	300.0	300.0
3.95% senior notes — due 2027	400.0	400.0
Senior notes — original issue discount	(0.7)	(0.9)
Senior notes — deferred financing costs	(1.6)	(2.2)
Non-current portion of finance leases and other	1.7	1.4
Long-term debt	699.4	723.3
Total debt	$699.5	$723.5

Senior Unsecured Credit Facility

On April 25, 2023, the Company entered into a new credit agreement (the “Credit Agreement”) to refinance its senior secured credit facility agreement (the “Facility”). Under the terms of the Credit Agreement the borrowing capacity remained at $750 million.

The Facility matures in April 2028. In connection with the refinancing, the Company incurred approximately $2.5 million in financing costs which were deferred and are amortized over the life of the Facility.

Borrowings under the Facility bear interest for Secured Overnight Financing Rate ("SOFR") borrowings at (i) an Adjusted Term SOFR rate (subject to a 0.00% floor), where such “Adjusted Term SOFR” rate is equal to the Term SOFR rate for the applicable interest period plus 0.10%, plus the Applicable Margin or (ii) for base rate borrowings, the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the Adjusted Term SOFR rate (subject to a 0.00% floor) for a one-month interest period plus 1.00%, in each case plus the Applicable Margin. The “Applicable Margin” initially was 1.125% for SOFR rate borrowings and 0.125% for base rate borrowings, and after September 30, 2023, can fluctuate, determined by reference to the more favorable to the Company of its (i) public debt rating and (ii) consolidated leverage ratio, as specified in the Credit Agreement. Up to $50 million of the Facility may be used for letters of credit. The Credit Agreement enables the Company, from time to time, to add term loans or to increase the revolving credit commitment in an aggregate amount not to exceed $500 million.

The Credit Agreement contains customary covenants that place restrictions on, among other things, the incurrence of debt by any subsidiaries of the Company, granting of liens and sale of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Credit Agreement also contains financial covenants that require the Company to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio. As of December 31, 2023, we were in compliance with all debt covenants.

As of December 31, 2023, there were no outstanding borrowings under the Facility. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of December 31, 2023, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $750 million. The weighted average interest rate for the Facility was 6.2% for the year ended December 31, 2023.

The balance of unamortized deferred financing costs related to the Facility was $2.5 million at December 31, 2023 and $0.8 million at December 31, 2022.

3.95% Senior Notes

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for 2023 was 4.0% inclusive of approximately a 0.25% benefit of treasury locks. The fair value of the senior notes due in 2027 based on quoted prices utilizing Level 2 inputs (as defined in Note 19) was $386 million at December 31, 2023. The balance of unamortized deferred financing costs and debt discount related to the senior notes was $1.7 million at December 31, 2023 and $2.2 million at December 31, 2022.

4.7% Senior Notes

In 2015, the Company issued $300.0 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%. The effective interest rate for 2023 was 4.9%. The conditions and covenants related to the senior notes are less restrictive than those of our Facility. The fair value of the senior notes based on quoted prices utilizing Level 2 inputs was $297.4 million at December 31, 2023. The balance for unamortized deferred financing costs and debt discount related to the senior notes was $0.6 million at December 31, 2023 and $0.9 million at December 31, 2022.

Note 7 — Leases

At December 31, 2023, we had approximately $29.3 million of right of use assets recorded in non-current other assets, and $29.3 million of related liabilities, $22.0 million of which was included in other non-current liabilities with the current portion of $7.3 million included in accrued liabilities. The weighted average of the remaining lease terms was approximately 6 years. We discount the future lease payments of our leases using the prevailing rates extended to us by our lenders relevant to the period of inception. These rates are comprised of LIBOR or SOFR plus a stated spread less a component related to collateralization. The rates are relative to the duration of the lease at inception and the country of origin. The weighted average interest rate used in calculating the fair values listed above was 3.7%.

The following table lists the schedule of future undiscounted cash payments related to right of use assets by year:

(In millions)
2024	$8.1
2025	5.8
2026	5.0
2027	4.1
2028	3.7
Thereafter	6.0
Total lease payments	32.7
Less: Imputed interest	3.4
Present value of lease payments	$29.3

Operating lease expense recognized during the year ended December 31, 2023, 2022 and 2021, was $16.1 million, $15.2 million and $15.3 million, respectively. Expense related to operating leases which have a duration of a year or less were not material. Expenses for finance leases for the years ended December 31, 2023, 2022 and 2021 were not material.

(In millions)	Balance Sheet Classification	2023	2022
Operating lease ROU assets	Other assets	$29.3	$49.6

Operating lease current liabilities	Accrued liabilities	7.3	10.2
Operating lease long-term liabilities	Other non-current liabilities	22.0	39.4
Total operating lease liabilities		$29.3	$49.6

Finance lease, gross	Property, plant & equipment, net	3.5	5.5
Finance lease accumulated depreciation	Property, plant & equipment, net	1.5	1.2
Finance lease, net		$2.0	$4.3

Finance lease current liabilities	Accrued liabilities	0.1	0.2
Finance lease long-term liabilities	Long-term debt	0.1	0.2
Total finance lease liabilities		$0.2	$0.4

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

We annually set our discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments. The rate of compensation increases for nonqualified pension plans, which is another significant assumption used in the actuarial model for pension accounting, is determined by us based upon our long-term plans for such increases and assumed inflation. For the postretirement health care and life insurance benefits plan, we review external data and its historical trends for health care costs to determine the health care cost trend rates. Retirement and termination rates are based primarily on actual plan experience. The mortality table used for the U.S. plans is based on the Pri-2012 White Collar Healthy Annuitant Mortality Table with Improvement Scale MP-2021 and for the U.K. Plan the S2PXA base table with future improvements in line with the CMI 2022 projection model with a long-term trend rate of 1.25% per annum.

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

Multi-Employer Plan

The Company is party to a multi-employer pension plan covering certain U.S. employees with union affiliations. The plan is the Western Metal Industry Pension Fund, (“the Plan”). The Plan’s employer identification number is 91-6033499; the Plan number is 001. In 2023, 2022 and 2021 the Plan reported Hexcel Corporation as being an employer that contributed greater than 5% of the Plan’s total contributions. The collective bargaining agreement was renewed on November 20, 2020 retroactively to October 1, 2020 for a five-year term. The Plan has been listed in “critical status” and has been operating in accordance with a Rehabilitation Plan since 2010. The Plan, as amended under the Rehabilitation Plan, reduced the adjustable benefits of the participants, and levied a surcharge on employer contributions. The Company contributed $1.6 million in 2023, $1.5 million in 2022 and $2.1 million in 2021. We expect the Company’s contribution to be approximately $1.6 million in 2024 and remain at that level over the remaining term.

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

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees. Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996. Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred. Under the provisions of these plans, we expect to contribute approximately $0.2 million in 2024 to cover unfunded benefits.

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

European Defined Benefit Retirement Plans

We have defined benefit retirement plans in Belgium, France, and Austria covering certain employees of our subsidiaries in those countries. The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan. The total assets in the U.K. Plan were held in a variety of investments. Equity investments and growth fund investments were made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets. In 2020 and 2021, the plan bought insurance policies through the same insurer, referred to as a buy-in, which immunized the full amount of the liability. In the fourth quarter of 2023, the Company finalized a buy out, at which point the third party insurer became legally responsible to pay the retirement benefits to plan participants. The Company no longer has any obligations relative to the plan. In connection with the buy-out, the Company reported a pre-tax non-cash settlement charge of approximately $70.5 million and a gain of $1.9 million related to excess assets from the UK pension plan that reverted back to the Company, which were recorded in Other expense (income) on the Consolidated Statements of Operations.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our retirement savings plans for the three years ended December 31, 2023 is detailed in the table below.

(In millions)	2023	2022	2021
Defined benefit retirement plans	$5.7	$5.7	$2.6
Union sponsored multi-employer pension plan	1.5	1.3	1.8
Retirement savings plans-matching contributions	10.5	9.6	8.0
Retirement savings plans-profit sharing contributions	9.6	5.3	5.4
Net periodic expense	$27.3	$21.9	$17.8

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2023, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2023	2022	2021	2023	2022	2021
Service cost	$1.3	$1.2	$1.1	$0.5	$0.7	$0.9
Interest cost	0.9	0.4	0.2	4.9	2.1	2.2
Expected return on plan assets	—	—	—	(4.7)	(2.1)	(3.6)
Net amortization	0.1	1.0	0.8	2.5	2.1	1.1
Net periodic pension cost (income)	$2.3	$2.6	$2.1	$3.2	$2.8	$0.6

The above amounts for the year ended December 31, 2023 do not include a non-cash charge of $70.5 million related to the completion of the buy-out of the UK pension plan and a gain of $1.9 million related to excess assets from the UK pension plan that reverted back to the Company. Completion of the buy-out of the UK pension plan and a gain of $1.9 million related to excess assets from the UK pension plan that reverted back to the Company which were recorded in Other expense (income) on the Consolidated Statements of Operations.

(In millions)
U.S. Postretirement Plans	2023	2022	2021
Interest cost	$-	$-	$-
Net amortization and deferral	(0.8)	(1.1)	(0.8)
Net periodic postretirement benefit income	$(0.8)	$(1.1)	$(0.8)

	Defined Benefit Retirement Plans
(In millions)	U.S. Plans		European Plans		Postretirement Plans
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss	2023	2022	2023	2022	2023	2022
Net loss (gain)	$(3.3)	$(2.3)	$4.9	$(4.3)	$(0.1)	$(0.5)
Amortization of actuarial (losses) gains	—	(0.8)	(70.5)	(2.1)	0.8	1.1
Prior service cost	(0.1)	0.1	(1.1)	—	—	—
Effect of foreign exchange	—	—	1.8	(8.3)	—	—
Total recognized in other comprehensive income (loss), (pre-tax)	$(3.4)	$(3.0)	$(64.9)	$(14.7)	$0.7	$0.6

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2023 and 2022, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation - beginning of year	$19.9	$24.0	$128.8	$240.6	$1.2	$1.8
Service cost	1.3	1.2	0.5	0.7	—	—
Interest cost	0.9	0.4	4.9	2.1	—	—
Plan participants’ contributions	—	—	—	—	—	—
Actuarial loss (gain)	(3.3)	(2.3)	(14.8)	(85.8)	(0.1)	(0.5)
Plan amendments and acquisitions	—	0.2	—	—	—	—
Curtailments and settlements	—	(2.9)	(99.8)	(0.1)	—	—
Benefits and expenses paid	(0.7)	(0.7)	(4.7)	(5.9)	(0.1)	(0.1)
Currency translation adjustments	—	—	2.8	(22.8)	—	—
Benefit obligation - end of year	$18.1	$19.9	$17.7	$128.8	$1.0	$1.2
Change in plan assets:
Fair value of plan assets - beginning of year	$—	$—	$122.1	$231.4	$—	$—
Actual return on plan assets	—	—	(15.6)	(81.5)	—	—
Employer contributions	0.7	3.6	(0.9)	0.7	0.1	0.1
Plan participants’ contributions	—	—	—	—	—	—
Benefits and expenses paid	(0.7)	(0.6)	(4.7)	(5.9)	(0.1)	(0.1)
Curtailments and settlements	—	(3.0)	(99.8)	(0.1)	—	—
Currency translation adjustments	—	—	3.5	(22.5)	—	—
Fair value of plan assets - end of year	$—	$—	$4.6	$122.1	$—	$—
Amounts recognized in Consolidated Balance Sheets:
Non-current assets	$—	$—	$—	$5.6	$—	$—
Current liabilities	$1.3	$1.4	$0.8	$0.1	$0.2	$0.2
Non-current liabilities	16.8	18.5	12.3	12.1	0.9	1.0
Total liabilities (a)	$18.1	$19.9	$13.1	$12.2	$1.1	$1.2
Amounts recognized in Accumulated Other Comprehensive Loss:
Actuarial net (loss) gain	$—	$(0.7)	$0.8	$64.6	$0.3	$0.9
Prior service cost	(0.1)	(0.1)	—	1.1	—	—
Total amounts recognized in accumulated other comprehensive loss	$(0.1)	$(0.8)	$0.8	$65.7	$0.3	$0.9

(a) The current and non-current portions of the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans are included within “accrued compensation and benefits” and “retirement obligations”, respectively, in the accompanying consolidated balance sheets.

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2023. All costs related to our pensions are included as a component of operating income in our Consolidated Statements of Operations. For the years ended December 31, 2023, 2022 and 2021 amounts unrelated to service costs were a benefit of $2.9 million, $2.4 million and ($0.1) million, respectively.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $17.8 million and $19.8 million as of December 31, 2023 and 2022, respectively. Excluding the U.K. Plan, the European plans’ ABO exceeded plan assets as of December 31, 2023 by $8.8 million and excluding the U.K. Plan in 2022 by $12.2 million. The ABO for these plans was $13.4 million and $16.3 million as of December 31, 2023 and 2022, respectively.

Benefit payments for the plans are expected to be as follows:

		European	Postretirement
(In millions)	U.S. Plans	Plans	Plans
2024	$0.7	$1.6	$0.2
2025	8.1	1.0	0.2
2026	7.4	2.1	0.2
2027	0.6	1.8	0.2
2028	0.5	2.1	0.1
2029-2033	1.8	7.1	0.3
	$19.0	$15.7	$1.2

Fair Values of Pension Assets

The following table presents pension assets measured at fair value at December 31, 2023 and 2022 utilizing the fair value hierarchy discussed in Note 19:

		Fair Value Measurements at
(In millions)	December 31,	December 31, 2023
Description	2023	Level 1	Level 2	Level 3
Insurance contracts	$2.4	$—	$—	$2.4
Diversified investment funds	2.2	—	—	2.2
Total assets	$4.6	$—	$—	$4.6

		Fair Value Measurements at
	December 31,	December 31, 2022
Description	2022	Level 1	Level 2	Level 3
Insurance contracts	$112.9	$—	$—	$112.9
Index linked gilts	0.8	—	0.8	—
Diversified investment funds	8.1	—	6.3	1.8
Cash and cash equivalents	0.3	0.3	—	—
Total assets	$122.1	$0.3	$7.1	$114.7

Prior to the buy-out, the U.K. Plan invested funds which were not exchange-listed and were, therefore, classified as Level 3.

	Balance at	Actual	Purchases,	Changes due	Balance at
(In millions)	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2023	plan assets	settlements	rates	2023
Diversified investment funds	$1.8	$0.1	$0.2	$0.1	$2.2
Insurance contracts	112.9	(16.5)	(97.2)	3.2	$2.4
Total level 3 assets	$114.7	$(16.4)	$(97.0)	$3.3	$4.6

	Balance at	Actual	Purchases,	Changes due	Balance at
	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2022	plan assets	settlements	rates	2022
Diversified investment funds	$2.3	$(0.2)	$(0.2)	$(0.1)	$1.8
Insurance contracts	218.0	(78.6)	(5.3)	(21.2)	112.9
Total level 3 assets	$220.3	$(78.8)	$(5.5)	$(21.3)	$114.7

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

The index-linked gilt allocation provided a partial interest rate and inflation rate hedge against the valuation of the liabilities.

The diversified investment funds represent plan assets invested in a Pensionskasse (an Austrian multi-employer pension fund). The main holdings consist of equity, bonds, real estate and bank deposits.

The actual allocations for the pension assets at December 31, 2023 and 2022, and target allocations by asset class, are as follows:

	Percentage	Target	Percentage	Target
	of Plan Assets	Allocations	of Plan Assets	Allocations
Asset Class	2023	2023	2022	2022
Diversified growth funds	47.0%	5.2%	5.2%	5.2%
Index linked gilts	—	0.6	0.6	0.6
Diversified investment funds	—	1.5	1.5	1.5
Insurance contracts	53.0	92.5	92.5	92.5
Cash and cash equivalents	—	0.2	0.2	0.2
Total	100%	100%	100%	100%

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

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2023, 2022 and 2021 are shown in the following table. These year-end values are the basis for determining net periodic costs for the following year.

	2023	2022	2021
U.S. defined benefit retirement plans:
Discount rates	4.7% - 4.8%	5.0% - 5.1%	1.0% - 2.4%
Rate of increase in compensation	3%	3%	3%
European defined benefit retirement plans:
Discount rates	3.6% - 5.2%	3.1% - 3.95%	0.3% - 0.95%
Rates of increase in compensation	3.2%-3.5%	3.2%-3.5%	0.03
Expected long-term rates of return on plan assets	2.0% – 3.0%	2.0% – 3.95%	0.95% – 3.0%
Postretirement benefit plans:
Discount rates	4.7%	2.0%	1.3%

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2023 pension expense, and the impact on our retirement obligation as of December 31, 2023 for a one-percentage-point change in the discount rate:

	U.S. Non-Qualified	U.S. Retiree
(In millions)	Pension Plans	Medical Plans
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	N/A	N/A
Discount rate	$—	$—
One-percentage-point decrease:
Expected long-term rate of return	N/A	N/A
Discount rate	$—	$—
Retirement obligation
One-percentage-point increase in discount rate	$(0.4)	$(0.1)
One-percentage-point decrease in discount rate	$0.5	$0.1

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 6.75% for medical rates and are assumed to gradually decline to 4.75% by 2031.

Note 9 — Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2023, were as follows:

(In millions)	2023	2022	2021
Income before income taxes:
U.S.	$128.5	$110.6	$21.7
International	(18.8)	39.2	0.3
Total income before income taxes	$109.7	$149.8	$22.0

Income tax expense (benefit):
Current:
U.S.	$38.3	$28.3	$5.4
International	6.5	6.4	3.1
Current income tax expense	44.8	34.7	8.5
Deferred:
U.S.	(17.0)	(8.9)	(2.3)
International	(15.7)	5.8	(0.3)
Deferred income tax benefit	(32.7)	(3.1)	(2.6)
Total income tax expense	$12.1	$31.6	$5.9

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 21.0% to the effective income tax rate, for the year ended December 31, 2023, 2022 and 2021 is as follows:

(In millions)	2023	2022	2021
Provision (benefit) for taxes at U.S. federal statutory rate	$23.0	$31.5	$4.6
State and local taxes, net of federal benefit	(1.3)	0.6	(0.1)
Foreign effective rate differential	2.0	1.5	0.7
R&D tax credits	(5.1)	(3.4)	(3.5)
Change in valuation allowance	1.1	0.7	0.7
Remeasurement of deferred taxes	(1.1)	0.7	1.4
Employee benefits and related	1.7	1.5	1.7
Other	4.2	1.1	0.6
(Decrease) increase in reserves for uncertain tax positions	(0.1)	(0.5)	(0.3)
Pension Plan Settlement	(4.4)	—	—
U.S. foreign derived intangible income tax benefit	(3.9)	(2.1)	—
Tax Incentives	(4.0)	—	—
Total income tax expense	$12.1	$31.6	$5.9

We do not provide for additional income or withholding taxes for any undistributed foreign earnings as we do not currently have any specific plans to repatriate funds from our international subsidiaries; however, we may do so in the future if a dividend can be remitted with no material tax impact. As of December 31, 2023, we have approximately $868.5 million of unremitted foreign earnings that we intend to keep indefinitely reinvested. Additionally, due to withholding tax, basis computations and other tax related considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. Under Pillar Two, a top-up tax will be required for any jurisdiction whose effective tax rate falls below the 15% minimum rate. The Council of the European Union adopted this initiative for enactment by European Union member states by December 31, 2022, with implementation into the domestic laws of those states by the end of 2023. Many countries are also actively considering changes to existing tax laws or have proposed or enacted new laws to align with the recommendations and guidelines under Pillar Two. On February 1, 2023, the FASB staff noted that they believe that the Pillar Two tax would be an alternative minimum tax and therefore deferred tax assets would not need to be recognized related to Pillar Two taxes. Additionally, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Under the safe harbor, companies would be excluded from

Pillar Two requirements provided certain criteria are met. The Company is closely monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules. Based upon preliminary analysis, the Company anticipates it will meet the safe harbors in most jurisdictions, and any remaining Pillar Two top-up tax should be immaterial.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2023 and 2022 are:

(In millions)	2023	2022
Assets
Net operating loss carryforwards	$89.8	$89.7
Tax credit carryforwards	9.4	9.2
Stock-based compensation	9.4	9.6
Other comprehensive income	—	21.4
Inventory reserves	9.2	10.5
Right of use liability	6.9	11.7
Capitalized research and development expenditures	24.8	10.4
Reserves and other	12.0	7.5
Subtotal	161.5	170.0
Valuation allowance	(7.5)	(8.3)
Total assets	$154.0	$161.7
Liabilities
Accelerated depreciation	(177.2)	(179.3)
Accelerated amortization	(19.3)	(18.3)
Right of use asset	(6.9)	(11.7)
Post-retirement obligations	—	(12.7)
Other	(9.9)	(8.2)
Total liabilities	(213.3)	$(230.2)
Net deferred tax liabilities	$(59.3)	$(68.5)

Deferred tax assets and deferred tax liabilities as presented in the Consolidated Balance Sheets as of December 31, 2023 and 2022 are as follows and are recorded in other assets and deferred income taxes in the Consolidated Balance Sheets:

(In millions)	2023	2022
Long-term deferred tax assets, net	$51.3	$57.9
Long-term deferred tax liability, net	(110.6)	(126.4)
Net deferred tax liabilities	$(59.3)	$(68.5)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The valuation allowance as of December 31, 2023 relates to certain U.S. and foreign tax attributes for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained. The valuation allowance decreased by $0.8 million in 2023 primarily based on the current year movement of U.S. and foreign tax attributes. The valuation allowance as of December 31, 2023 related primarily to certain U.S. tax attributes for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained. The net change in the total valuation allowance for the years ended December 31, 2023 and 2022, was a decrease of $0.8 million and an increase of $0.7 million, respectively.

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

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2023, we had tax credit carryforwards for U.S. state tax purposes of $9.4 million available to offset future income taxes. These credits will begin to expire if not utilized in 2025. We also had net operating loss carryforwards for U.S. state and foreign income tax purposes of $7.6 million and $353.2 million, respectively, for which there were foreign valuation allowances of $4.3 million as of December 31, 2023. Our foreign net operating losses can be carried forward without limitation in Belgium, France, Luxembourg, and the U.K. We have a valuation allowance against certain foreign net operating losses for which the Company believes it is not more likely than not that the net operating losses will be utilized.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2023 relate to U.S. federal and various state jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits.

	Unrecognized Tax Benefits
(In millions)	2023	2022	2021
Balance as of January 1,	$2.5	$9.7	$10.5
Additions based on tax positions related to the current year	0.4	0.2	0.2
Reductions for tax positions of prior years	—	—	—
Expiration of the statute of limitations for the assessment of taxes	(0.5)	(7.4)	(1.0)
Balance as of December 31,	$2.4	$2.5	$9.7

We had unrecognized tax benefits of $2.4 million at December 31, 2023, of which $2.4 million, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the Consolidated Statements of Operations. The Company did not recognize any interest expense or penalties related to the above unrecognized tax benefits in 2023 and 2022. The Company had no accrued interest as of December 31, 2023 and 2022.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The U.S. federal tax returns have been audited through 2016. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years in major jurisdictions that remain open to examination are the U.S. (2020 onward for Federal purposes and 2019 onward for state purposes), Austria (2019 onward), Belgium (2016 onward), France (2020 onward), Spain (2018 onward), Germany (2018 onward) and the U.K. (2019 onward). We are currently under examination in certain foreign tax jurisdictions.

As of December 31, 2023, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2014 onward. We believe it is reasonably possible that the total amount of unrecognized tax benefits disclosed as of December 31, 2023 may decrease by approximately $1.0 to $1.5 million in the fiscal year ending December 31, 2024 due to the expiration of statutes of limitation.
Note 10 — Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2023, 2022 and 2021 was as follows:

(Number of shares in millions)	2023	2022	2021
Common stock:
Balance, beginning of year	110.4	110.1	109.7
Activity under stock plans	0.4	0.3	0.4
Balance, end of year	110.8	110.4	110.1
Treasury stock:
Balance, beginning of year	26.2	26.1	26.1
Repurchased	0.5	0.1	—
Balance, end of year	26.7	26.2	26.1
Common stock outstanding	84.1	84.2	84.0

Under the share repurchase plan approved in 2018 ('2018 Repurchase Plan"), our Board authorized the repurchase of $500 million of the Company’s stock. In response to the COVID-19 pandemic, in April 2020, we announced that we had suspended our dividend payments and stock repurchases. On January 27, 2022, the Company announced it was reinstating the dividend commencing with the first quarter of 2022. Dividends per share of common stock for 2023 and 2022 were $0.50 and $0.40, respectively. For the years ended December 31, 2023 and 2022, we paid $42.2 million and $33.7 million in dividends for each year, respectively.

During the year ended December 31, 2023, we repurchased 423,292 shares of common stock on the open market under the 2018 Repurchase Plan at an average price of $71.17 per share and at a cost of $30.1 million, including sales commissions, leaving approximately $187.0 million available for additional repurchases under the 2018 Repurchase Plan. The acquisition of these shares was accounted for under the treasury method.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the years ended December 31, 2023, 2022 and 2021:

(In millions)	2023	2022	2021
Consolidated Net Sales	$1,789.0	$1,577.7	$1,324.7
Commercial Aerospace	1,068.2	911.8	668.2
Space & Defense	544.8	465.2	434.9
Industrial	176.0	200.7	221.6

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Consolidated Balance Sheets as a component of current assets. The activity related to contract assets is as follows:

	Composite	Engineered
(In millions)	Materials	Products	Total
Opening adjustment - January 1, 2021	$7.8	$35.3	$43.1
Net revenue billed	(1.0)	(11.6)	(12.6)
Balance at December 31, 2021	$6.8	$23.7	$30.5
Net revenue billed	2.3	(0.8)	1.5
Balance at December 31, 2022	9.1	22.9	32.0
Net revenue billed	(0.8)	(6.1)	(6.9)
Balance at December 31, 2023	$8.3	$16.8	$25.1

Contract assets as of December 31, 2023, will be billed and reclassified to accounts receivable during 2024. Accounts receivable, net, includes amounts billed to customers where the right to payment is unconditional.

Note 12 — Restructuring

We recognized restructuring charges of $0.8 million for the year ended December 31, 2023 related to severance and asset impairments. Anticipated future cash payments as of December 31, 2023 were $1.2 million.

We recognized restructuring charges of $7.6 million and $18.8 million for the years ended December 31, 2022 and December 31, 2021, respectively, primarily related to severance and asset impairments. Restructuring charges are recorded in Other Operating Expense on the Consolidated Statements of Operations.

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2022	Charge	FX Impact	Paid	Non-Cash	2023
Employee termination	$5.4	$0.5	$—	$(4.7)	$—	$1.2
Impairment and other	—	0.3	—	—	(0.3)	$—
Total	$5.4	$0.8	$—	$(4.7)	$(0.3)	$1.2

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2021	Charge	FX Impact	Paid	Non-Cash	2022
Employee termination	$9.0	$3.1	$(0.3)	$(6.4)	$—	$5.4
Impairment and other	—	4.5	—	(2.2)	(2.3)	—
Total	$9.0	$7.6	$(0.3)	$(8.6)	$(2.3)	$5.4

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2020	Charge	FX Impact	Paid	Non-Cash	2021
Employee termination	$14.2	$11.8	$(1.0)	$(16.0)	$—	$9.0
Impairment and other	—	7.0	—	(4.3)	(2.7)	—
Total	$14.2	$18.8	$(1.0)	$(20.3)	$(2.7)	$9.0

Note 13 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2023, 2022 and 2021:

(In millions)	2023	2022	2021
Non-qualified stock options	$4.5	$5.4	$7.3
Restricted stock, service based (“RSUs”)	7.7	7.2	7.7
Restricted stock, performance based (“PRSUs”)	8.0	6.7	3.6
Employee stock purchase plan	0.7	0.6	0.3
Stock-based compensation expense	$20.9	$19.9	$18.9
Tax benefit from stock exercised and converted during the period	$2.5	$1.6	$2.5

Non-Qualified Stock Options

Non-qualified stock options (“NQOs”) have been granted to our employees and directors under our stock compensation plan. Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2023 is as follows:

	Number of	Weighted-	Remaining
	Options	Average	Contractual Life
	(In millions)	Exercise Price	(in years)
Outstanding at December 31, 2020	1.6	$51.07	6.0
Options granted	0.4	$44.90	-
Options exercised	(0.3)	$38.03	-
Outstanding at December 31, 2021	1.7	$51.28	6.3
Options granted	0.2	$52.17	-
Options exercised	(0.1)	$37.99	-
Outstanding at December 31, 2022	1.8	$52.01	5.7
Options granted	0.2	$68.79	-
Options exercised	(0.2)	$42.95	-
Outstanding at December 31, 2023	1.8	$54.58	5.4

	Year Ended December 31,
(In millions, except weighted average exercise price)	2023	2022
Aggregate intrinsic value of outstanding options	$33.6	$18.2
Aggregate intrinsic value of exercisable options	$26.4	$11.8
Total intrinsic value of options exercised	$5.9	$1.8
Total number of options exercisable	1.3	1.2
Weighted average exercise price of options exercisable	$54.05	$52.98
Total unrecognized compensation cost on non-vested options (a)	$1.2	$1.7

(a)
Unrecognized compensation cost relates to non-vested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Risk-free interest rate	3.51%	1.74%	0.58%
Expected option life (in years)	6.05	6.03	5.99
Dividend yield	0.7%	0.8%	1.5%
Volatility	37.14%	44.21%	49.65%
Weighted-average fair value per option granted	$26.81	$21.40	$18.12

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

Restricted Stock Units — Service Based

As of December 31, 2023, a total of 446,265 shares of service based restricted stock units were outstanding, which vest based on years of service under the 2003 and 2013 incentive stock plans. RSUs are granted to key employees, executives, and directors of the Company. The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The total compensation expense related to awards granted to retirement-eligible employees is recognized on the grant date.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2023, 2022 and 2021:

	RSUs	Weighted-Average
	Number of (In millions)	Fair Value Grant Date
Outstanding at December 31, 2020	0.5	$47.98
RSUs granted	0.1	$47.20
RSUs issued	(0.1)	$48.61
Outstanding at December 31, 2021	0.5	$47.46
RSUs granted	0.1	$53.51
RSUs issued	(0.1)	$54.63
Outstanding at December 31, 2022	0.5	$46.93
RSUs granted	0.1	$67.69
RSUs issued	(0.1)	$53.05
Outstanding at December 31, 2023	0.5	$50.41

As of December 31, 2023, there was total unrecognized compensation cost related to non-vested RSUs of $6.0 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units — Performance Based

As of December 31, 2023, a total of 444,572 shares of performance based restricted stock units were outstanding under the 2003 and 2013 incentive stock plans. The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant. PRSUs are based on a three-year performance period. The stock-based compensation expense related to awards granted to retirement-eligible employees is expensed on the grant date and is trued up as projections change. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three-year period. A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary, of the Company’s PRSU activity, at original grant amounts, for the years ended December 31, 2023, 2022 and 2021:

		Weighted-
	Number of	Average
	PRSUs	Grant Date
	(In millions)	Fair Value
Outstanding at December 31, 2020	0.3	$68.77
PRSUs granted	0.2	$44.90
PRSUs issued	-	$50.50
PRSUs cancelled	(0.1)	$68.15
Outstanding at December 31, 2021	0.4	$57.19
PRSUs granted	0.1	$52.17
PRSUs issued	-	$-
PRSUs cancelled	(0.1)	$65.56
Outstanding at December 31, 2022	0.4	$53.71
PRSUs granted	0.1	$68.79
PRSUs issued	-	$-
PRSUs cancelled	(0.1)	$73.75
Outstanding at December 31, 2023	0.4	$53.19

As of December 31, 2023, there was total unrecognized compensation cost related to non-vested PRSUs of $1.9 million, which is to be recognized over the remaining vesting period ranging from one year to three years. The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2023, 2022, and 2021 cash received from stock option exercises was $7.8 million, $3.0 million and $7.7 million, respectively. We used $3.2 million, $2.1 million and $1.8 million in cash related to the shares withheld to satisfy employee tax obligations for RSUs and PRSUs converted during the years ended December 31, 2023, 2022 and 2021, respectively.

We classify the cash flows resulting from these tax benefits as financing cash flows. We either issue new shares of our common stock or utilize treasury shares upon the exercise of stock options or the conversion of stock units.

Shares Authorized for Grant

In 2019, an amendment to the Hexcel Corporation 2013 Incentive Stock Plan (the “Plan”) was adopted that increased the number of shares of the Company’s common stock authorized for issuance under the Plan by 3,300,000 shares. As of December 31, 2023, an aggregate of 2.8 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

The Company offers an ESPP, which allowed for eligible employees to contribute up to 10% of their base earnings, to a maximum of $25,000 in a calendar year, toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock. There were 73,809, 74,664 and 28,620 ESPP shares purchased in 2023, 2022 and 2021, respectively. The ESPP was suspended in April 2020 in response to the COVID pandemic but was subsequently reinstated commencing with the third quarter of 2021.

Note 14 — Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2023, 2022 and 2021, are as follows:

(In millions, except per share data)	2023	2022	2021
Basic net income per common share:
Net income	$105.7	$126.3	$16.1
Weighted average common shares outstanding	84.6	84.4	84.1
Basic net income per common share	$1.25	$1.50	$0.19

Diluted net income per common share:
Weighted average common shares outstanding — Basic	84.6	84.4	84.1
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.4	0.3
Stock options	0.4	0.2	0.2
Weighted average common shares outstanding — Dilutive	85.5	85.0	84.6
Dilutive net income per common share	$1.24	$1.49	$0.19

Anti-dilutive shares outstanding, excluded from computation	0.3	0.8	0.6

Note 15 — Derivative Financial Instruments

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

Cross Currency and Interest Rate Swap Agreements

In November 2020, we entered into a cross currency and interest rate swap which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million at a fixed rate interest of 1.115%. The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million. The carrying value of the derivative at December 31, 2023 is a current asset of $4.3 million and a long-term asset of $3.7 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2026. The aggregate notional amount of these contracts was $393.3 million at December 31, 2023 and $503.3 million at December 31, 2022. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges was gains of $10.5 million, losses of $27.9 million and losses of $13.3 million, for the years ended December 31, 2023, 2022 and 2021, respectively, and are recorded in other comprehensive (loss) income.

The fair values of outstanding derivative financial instruments as of December 31, 2023 and December 31, 2022 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivative Products
Foreign currency forward exchange contracts	$4.8	$1.9	$5.5	$3.4	$3.2	$14.1	$-	$5.3
Undesignated hedges	-	-	-	-	1.4	0.7	-	-
Commodity swaps	0.5	0.5	0.2	-	1.5	7.2	0.2	1.4
Cross currency and interest rate swap	4.3	6.2	3.7	10.1	-	-	-	-
Total Derivative Products	$9.6	$8.6	$9.4	$13.5	$6.1	$22.0	$0.2	$6.7

During the years ended December 31, 2023 and 2022 the net impact for the hedges recognized in sales was a loss of $10.9 million and a loss of $18.7 million, respectively. For the two years ended December 31, 2023 and 2022, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the years ended December 31, 2023, 2022 and 2021, we recognized net foreign exchange gains of $1.4 million, $3.3 million, and $1.3 million, respectively, in the Consolidated Statements of Operations. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $1.4 million of current liabilities on our Consolidated Balance Sheets at December 31, 2023.

The activity, net of tax, in accumulated other comprehensive loss related to foreign currency forward exchange contracts for the years ended December 31, 2023, 2022 and 2021 was as follows:

	2023	2022	2021
Unrealized (loss) gain at beginning of period, net of tax	$(10.5)	$(3.5)	$10.6
Loss reclassified to net sales	8.0	14.0	(4.0)
Increase (decrease) in fair value	7.7	(21.0)	(10.1)
Unrealized gain (loss) at end of period, net of taxes	$5.2	$(10.5)	$(3.5)

Unrealized gain of $1.6 million recorded in accumulated other comprehensive loss, net of tax of $0.4 million, as of December 31, 2023 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded. The impact of credit risk adjustments was immaterial for the three years.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of December 31, 2023, the Company had commodity swap agreements with a notional value of $19.5 million. The swaps mature monthly through December 2025. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was an asset of $0.7 million and a liability of $1.7 million (of which $0.2 million was recorded in long term liabilities) at December 31, 2023 and an asset of $0.5 million and a liability of $8.6 million (of which $1.4 million was recorded in long term liabilities) at December 31, 2022.

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

October 2016, pursuant to a settlement agreement with the EPA, Occidental Chemical Corporation (“OCC”), one of the PRPs, commenced performance of the remedial design required by the ROD for the lower eight miles of the Lower Passaic River, reserving its right of cost contribution from all other PRPs. In June 2018, OCC filed suit against approximately 120 parties, including Hexcel, in the U.S. District Court of the District of New Jersey seeking cost recovery and contribution under CERCLA related to the Lower Passaic River. In July 2019, the court granted in part and denied in part the defendants’ motion to dismiss. In August 2020, the court granted defendants’ motion for summary judgement for certain claims. Discovery for the remaining claims has been stayed indefinitely based on agreement of the parties. On February 24, 2021, Hexcel and certain other defendants filed a third-party complaint against the Passaic Valley Sewerage Commission and certain New Jersey municipalities seeking recovery of Passaic-related cleanup costs incurred by defendants, as well as contribution for any cleanup costs incurred by OCC for which the court deems the defendants liable. In March 2023, the EPA issued a Unilateral Administrative Order (“UAO”) to OCC ordering OCC to commence remedial design work for the interim remedy for the cleanup of the upper nine miles of the Lower Passaic River. On March 24, 2023, OCC filed suit against Hexcel and approximately 38 other parties claiming cost recovery under CERCLA for future costs related to its compliance with the UAO. On January 5, 2024, the U.S. District Court stayed the foregoing claim initiated by OCC until the completion of the Passaic-related Consent Decree process.

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

Environmental remediation reserve activity for the three years ended December 31, was as follows:

(In millions)	2023	2022	2021
Beginning remediation accrual balance	$0.8	$2.1	$2.4
Current period expenses	0.3	—	—
Cash expenditures	(0.4)	(1.3)	(0.3)
Ending remediation accrual balance	$0.7	$0.8	$2.1

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of December 31, 2023 and December 31, 2022, our aggregate environmental related accruals were $0.7 million and $0.8 million, respectively. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

Warranty expense for the years ended December 31, 2023, 2022 and 2021 and accrued warranty cost, included in “other accrued liabilities” in the Consolidated Balance Sheets were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2020	$2.6
Warranty expense	2.0
Deductions and other	(2.1)
Balance as of December 31, 2021	$2.5
Warranty expense	3.3
Deductions and other	(2.7)
Balance as of December 31, 2022	$3.1
Warranty expense	3.3
Deductions and other	(3.6)
Balance as of December 31, 2023	$2.8

Purchase Obligations

At December 31, 2023, purchase commitments were $13.2 million for 2024, $8.9 million for 2025, $3.5 million for 2026, $2.9 million for 2027, $2.0 million for 2028, and $11.0 million thereafter.

Note 17 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the Consolidated Statements of Operations.

The components of accumulated other comprehensive loss as of December 31, 2023 and 2022 were as follows:

	Unrecognized Net Defined Benefit	Change in Fair Value of Derivatives	Foreign Currency
(In millions)	Plan Costs	Products	Translation	Total
Balance at December 31, 2021	$(61.7)	$(3.1)	$(61.7)	$(126.5)
Other comprehensive income (loss) before reclassifications	10.7	(10.9)	(48.2)	(48.4)
Amounts reclassified from accumulated other comprehensive loss	1.9	(1.4)	-	0.5
Other comprehensive income (loss)	12.6	(12.3)	(48.2)	(47.9)
Balance at December 31, 2022	$(49.1)	$(15.4)	$(109.9)	$(174.4)
Other comprehensive (loss) income before reclassifications	(4.2)	8.6	29.1	33.5
Amounts reclassified from accumulated other comprehensive loss	54.3	12.5	-	66.8
Other comprehensive income (loss)	50.1	21.1	29.1	100.3
Balance at December 31, 2023	$1.0	$5.7	$(80.8)	$(74.1)

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$72.3	$54.3	$2.4	$1.9	$0.8	$0.7

Derivative Products
Foreign currency forward exchange contracts	10.9	8.0	18.7	14.0	(5.2)	(4.0)
Commodity swaps	5.3	4.0	2.0	1.5	(3.6)	(2.8)
Interest rate swaps	0.7	0.5	(21.9)	(16.9)	(25.6)	(19.6)
Total Derivative Products	$16.9	$12.5	$(1.2)	$(1.4)	$(34.4)	$(26.4)

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

The following table presents financial information on our segments as of December 31, 2023, 2022 and 2021 and for the years then ended.

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Third-party sales
2023	$1,474.2	$314.8	$—	$1,789.0
2022	1,279.7	298.0	—	1,577.7
2021	1,019.4	305.3	—	1,324.7
Intersegment sales
2023	$70.6	$2.4	$(73.0)	$—
2022	66.3	2.8	(69.1)	—
2021	56.7	2.4	(59.1)	—
Operating income (loss)
2023	$237.9	$32.8	$(55.4)	$215.3
2022	178.2	36.6	(39.6)	175.2
2021	88.1	20.2	(56.5)	51.8
Depreciation and amortization
2023	$110.4	$14.4	$—	$124.8
2022	112.0	14.1	0.1	126.2
2021	123.4	14.5	0.1	138.0
Equity in earnings (losses) from affiliated companies
2023	$—	$8.1	$—	$8.1
2022	—	8.1	—	8.1
2021	(0.1)	0.2	(0.1)	—
Other operating (income) expense
2023	$1.2	$0.2	$—	$1.4
2022	7.5	—	(19.4)	(11.9)
2021	17.8	0.1	0.30	18.2
Segment assets
2023	$2,309.3	$543.1	$66.1	$2,918.5
2022	2,269.4	523.2	44.7	2,837.3
2021	2,258.2	475.6	85.6	2,819.4
Investments in affiliated companies
2023	$—	$—	$5.0	$5.0
2022	1.5	38.6	7.5	47.6
2021	1.7	35.3	7.6	44.6
Accrual basis additions to property, plant and equipment
2023	$70.9	$50.7	$—	$121.6
2022	58.3	11.4	0.1	69.8
2021	35.7	5.7	—	41.4

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2023, 2022 and 2021:

(In millions)	2023	2022	2021
Net Sales by Geography (a):
United States	$888.2	$819.4	$685.0
International
France	320.4	235.9	205.0
Spain	183.2	158.9	115.8
Germany	153.6	138.6	96.9
United Kingdom	150.4	119.0	91.3
Austria	56.1	72.8	72.9
Other	37.1	33.1	57.8
Total international	900.8	758.3	639.7
Total consolidated net sales	$1,789.0	$1,577.7	$1,324.7
Net Sales to External Customers (b):
United States	$737.5	$667.7	$546.1
International
Germany	141.2	122.3	107.3
France	174.7	143.4	113.1
Spain	138.1	124.7	91.4
United Kingdom	65.3	51.1	43.4
Other	532.2	468.5	423.4
Total international	1,051.5	910.0	778.6
Total consolidated net sales	$1,789.0	$1,577.7	$1,324.7
Long-lived Assets (c):
United States	$1,410.3	$1,420.9	$1,456.5
International
France	$322.7	318.1	349.6
United Kingdom	107.2	107.5	130.9
Spain	45.5	45.8	51.5
Other	73.6	71.2	75.8
Total international	549.0	542.6	607.8
Total consolidated long-lived assets	$1,959.3	$1,963.5	$2,064.3

(a)
Net sales by geography based on the location in which the product sold was manufactured.
(b)
Net sales to external customers based on the location to which the product sold was delivered.
(c)
Long-lived assets primarily consist of property, plant and equipment, net and goodwill at December 31, 2023, 2022 and 2021. Also included are right of use assets related to operating leases.

Significant Customers

Approximately 39%, 38% and 33% of our 2023, 2022 and 2021 net sales, respectively were to Airbus and its subcontractors and approximately 15%, 14% and 16% of our 2023, 2022 and 2021 net sales, respectively were to Boeing and its subcontractors.

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

For more information regarding fair values for our financial assets and liabilities, see Note 15, Derivative Financial Instruments, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in 2023 that would reduce the receivable amount owed, if any, to the Company.