Form 10-Q
period 2024-03-31
HEXCEL CORP /DE/
filed 2024-04-22
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2024
COMMON STOCK	83,114,360

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In millions)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$85.9	$227.0
Accounts receivable, net	271.0	234.7
Inventories, net	353.8	334.4
Contract assets	31.2	25.1
Prepaid expenses and other current assets	47.8	43.0
Total current assets	789.7	864.2

Property, plant and equipment	3,194.8	3,195.5
Less accumulated depreciation	(1,536.6)	(1,516.8)
Net property, plant and equipment	1,658.2	1,678.7

Goodwill and other intangible assets, net	248.7	251.3
Investments in affiliated companies	5.0	5.0
Other assets	119.6	119.3
Total assets	$2,821.2	$2,918.5

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.1	$0.1
Accounts payable	128.1	159.1
Accrued compensation and benefits	67.3	75.7
Financial instruments	4.5	6.0
Accrued liabilities	88.6	75.0
Total current liabilities	288.6	315.9
Long-term debt	714.6	699.4
Retirement obligations	44.3	42.6
Deferred income taxes	108.4	110.6
Other non-current liabilities	33.2	33.5
Total liabilities	1,189.1	1,202.0
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 111.3 shares and 110.8 shares issued at March 31, 2024 and December 31, 2023, respectively	1.1	1.1
Additional paid-in capital	954.6	936.8
Retained earnings	2,192.6	2,168.7
Accumulated other comprehensive loss	(89.0)	(74.1)
	3,059.3	3,032.5
Less – Treasury stock, at cost, 28.2 shares at March 31, 2024 and 26.7 shares at December 31, 2023	(1,427.2)	(1,316.0)
Total stockholders' equity	1,632.1	1,716.5
Total liabilities and stockholders' equity	$2,821.2	$2,918.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2024	2023
Net sales	$472.3	$457.7
Cost of sales	354.1	330.0
Gross margin	118.2	127.7
Selling, general and administrative expenses	49.0	50.8
Research and technology expenses	15.1	13.9
Other operating expense	1.2	0.2
Operating income	52.9	62.8
Interest expense, net	6.5	9.4
Income before income taxes, and equity in earnings from affiliated companies	46.4	53.4
Income tax expense	9.9	11.7
Income before equity in earnings from affiliated companies	36.5	41.7
Equity in earnings from affiliated companies	-	1.0
Net income	$36.5	$42.7
Basic net income per common share	$0.44	$0.50
Diluted net income per common share	$0.43	$0.50
Weighted-average common shares:
Basic	83.9	84.6
Diluted	84.8	85.5

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2024	2023
Net income	$36.5	$42.7
Currency translation adjustments	(10.4)	12.0
Net unrealized pension and other benefit actuarial losses and prior service credits (net of tax)	(0.1)	-
Net unrealized (loss) gain on financial instruments (net of tax)	(4.4)	10.3
Total other comprehensive (loss) income	(14.9)	22.3
Comprehensive income	$21.6	$65.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$36.5	$42.7
Reconciliation to net cash used for operating activities:
Depreciation and amortization	31.0	30.7
Amortization related to financing	0.1	0.1
Deferred income taxes	(0.7)	(2.1)
Equity in earnings from affiliated companies	-	(1.0)
Stock-based compensation	13.1	12.9
Restructuring expenses, net of payments	0.7	(2.1)
Impairment of assets	-	1.7
Changes in assets and liabilities:
Increase in accounts receivable	(37.5)	(40.5)
Increase in inventories	(23.0)	(32.6)
(Increase) decrease in prepaid expenses and other current assets	(10.0)	0.1
Decrease in accounts payable/accrued liabilities	(14.0)	(31.0)
Other – net	(3.2)	(2.3)
Net cash used for operating activities	(7.0)	(23.4)

Cash flows from investing activities
Capital expenditures	(28.7)	(18.1)
Net cash used for investing activities	(28.7)	(18.1)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2024	15.0	65.0
Repayment of senior unsecured credit facility - 2024	-	(20.0)
Repurchases of common stock	(100.7)	-
Repayment of finance lease obligation and other debt, net	(0.1)	(0.1)
Dividends paid	(12.6)	(10.5)
Activity under stock plans	(5.9)	0.4
Net cash (used for) provided by financing activities	(104.3)	34.8
Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.4
Net decrease in cash and cash equivalents	(141.1)	(6.3)
Cash and cash equivalents at beginning of period	227.0	112.0
Cash and cash equivalents at end of period	85.9	105.7
Supplemental data:
Accrual basis additions to plant, property and equipment	$18.6	$16.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarters ended March 31, 2024, and March 31, 2023

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2022	$1.1	$905.0	$2,104.9	$(174.4)	$(1,282.4)	$1,554.2
Net income	—	—	42.7	—	—	42.7
Dividends on common stock ($0.125 per share)	—	—	(10.4)	—	—	(10.4)
Change in other comprehensive income (loss)– net of tax	—	—	—	22.3	—	22.3
Stock-based activity	—	15.8	—	—	(2.4)	13.4
Balance, March 31, 2023	$1.1	$920.8	$2,137.2	$(152.1)	$(1,284.8)	$1,622.2

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2023	$1.1	$936.8	$2,168.7	$(74.1)	$(1,316.0)	$1,716.5
Net income	—	—	36.5	—	—	36.5
Dividends on common stock ($0.15 per share)	—	—	(12.6)	—	—	(12.6)
Repurchases of common stock	—	—	—	—	(100.7)	(100.7)
Change in other comprehensive (loss) income– net of tax	—	—	—	(14.9)	—	(14.9)
Stock-based activity	—	17.8	—	—	(10.5)	7.3
Balance, March 31, 2024	$1.1	$954.6	$2,192.6	$(89.0)	$(1,427.2)	$1,632.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our significant accounting policies.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations, cash flows and statement of stockholders’ equity for the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the audited 2023 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K.

Investments in Affiliated Companies

Results for the three months ended March 31, 2023 included our 50% equity ownership investment in the joint venture in Malaysia which was accounted for using the equity method of accounting. We sold our interest in the joint venture in December 2023.

Note 2 — Net Income Per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2024	2023
Basic net income per common share:
Net income	$36.5	$42.7
Weighted average common shares outstanding	83.9	84.6

Basic net income per common share	$0.44	$0.50

Diluted net income per common share:
Net income	$36.5	$42.7

Weighted average common shares outstanding — Basic	83.9	84.6
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.5
Stock options	0.4	0.4
Weighted average common shares outstanding — Dilutive	84.8	85.5

Diluted net income per common share	$0.43	$0.50

Total common stock equivalents of 0.4 million and 0.5 million were excluded from the computation of diluted net income per share for the three months ended March 31, 2024 and 2023, respectively, because to do so would have been anti-dilutive.

Note 3 — Inventories

(In millions)	March 31, 2024	December 31, 2023
Raw materials	$155.5	$131.4
Work in progress	40.5	46.0
Finished goods	157.8	157.0
Total Inventory	$353.8	$334.4

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the three months ended March 31, 2024 and 2023 were as follows:

	Quarter Ended March 31,
(In millions)	2024	2023
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$-	$0.3
Interest cost	0.2	0.1
Net amortization	(0.1)	0.2
Net periodic benefit cost	$0.1	$0.6

(In millions)	March 31, 2024	December 31, 2023
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$1.2	$1.3
Other non-current liabilities	16.8	16.8
Total accrued benefit	$18.0	$18.1

	Quarter Ended March 31,
(In millions)	2024	2023
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2
Interest cost	0.1	1.2
Expected return on plan assets	-	(1.2)
Net amortization and deferral	-	0.6
Net periodic benefit cost	$0.3	$0.8

(In millions)	March 31, 2024	December 31, 2023
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Accrued liabilities	$1.1	$0.8
Other non-current liabilities	12.8	12.3
Total accrued benefit	$13.9	$13.1

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024 and 2023, amounts unrelated to service costs were a charge of $0.2 million and $0.9 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. We contributed approximately $0.2 million to our U.S. non-qualified defined benefit retirement plans during the three months ended March 31, 2024 and expect to contribute a total of $0.7 million in 2024 to cover unfunded benefits.

Contributions to our European defined benefit retirement plans during the three months ended March 31, 2024 were not material. We plan to contribute approximately $1.1 million during 2024 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.3 million of net amortization gain deferral for the three months ended March 31, 2023. Amounts for the three months ended March 31, 2024 were not material. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the three months ended March 31, 2024 and 2023 were immaterial.

(In millions)	March 31, 2024	December 31, 2023
Amounts recognized on the balance sheet:
Accrued liabilities	$0.2	$0.2
Other non-current liabilities	0.9	0.9
Total accrued benefit	$1.1	$1.1

Amounts contributed in connection with our postretirement plans were immaterial for both the three months ended March 31, 2024 and 2023. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.2 million in 2024 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	March 31, 2024	December 31, 2023
Current portion of finance lease	$0.1	$0.1
Current portion of debt	0.1	0.1
Senior unsecured credit facility	15.0	-
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(0.6)	(0.7)
Senior notes --- deferred financing costs	(1.4)	(1.6)
Non-current portion of finance lease and other debt	1.6	1.7
Long-term debt	714.6	699.4
Total debt	$714.7	$699.5

On April 25, 2023, the Company entered into a new credit agreement (the “Credit Agreement”) to refinance its senior unsecured credit facility agreement (the “Facility”). Under the terms of the Credit Agreement the borrowing capacity remained at $750 million. The Facility matures in April 2028. In connection with the refinancing, the Company incurred approximately $2.5 million in financing costs which were deferred and are amortized over the life of the Facility.

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

As of March 31, 2024, total borrowings under the Facility were $15.0 million, which approximates fair value. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of March 31, 2024, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $735.0 million. The weighted average interest rate for the

Facility was 8.6% for the three months ended March 31, 2024. The Company was in compliance with all debt covenants as of March 31, 2024.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for the three months ended March 31, 2024 was 4.0% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices, the fair value of the Senior Unsecured Notes due in 2027 was $381.3 million at March 31, 2024.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%. The effective interest rate for the three months ended March 31, 2024 was 4.9%. Based on quoted prices, the fair value of the Senior Unsecured Notes due in 2025 was $297.0 million at March 31, 2024.

Note 6 — Derivative Financial Instruments

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

Cross Currency and Interest Rate Swap Agreements

In November 2020, we entered into a cross currency and interest rate swap, which was designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million at a fixed rate interest of 1.115%. The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through September 2026. The aggregate notional amount of these contracts was $371.7 million and $393.3 million at March 31, 2024 and December 31, 2023, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, losses of $7.1 million were recorded in other comprehensive (loss) income for the three months ended March 31, 2024, and gains of $4.0 million were recorded for the three months ended March 31, 2023. We recognized losses of $0.7 million and losses of $3.7 million in gross margin during the three months ended March 31, 2024 and 2023, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the Statement of Operations. There are no credit contingency features in these derivatives. During the quarters ended March 31, 2024 and 2023, we recognized net foreign exchange gains of $1.6 million and losses of $0.4 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive loss for the quarters ended March 31, 2024 and March 31, 2023 was as follows:

	Quarter Ended March 31,
(In millions)	2024	2023
Unrealized gains (losses) at beginning of period, net of tax	$5.3	$(10.5)
Losses reclassified to net sales	0.5	2.7
(Decrease) increase in fair value	(5.3)	3.0
Unrealized gains (losses) at end of period, net of tax	$0.5	$(4.8)

Unrealized losses of $0.6 million recorded in accumulated other comprehensive loss, less taxes of $0.2 million, as of March 31, 2024, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of March 31, 2024, we had commodity swap agreements with a notional value of $19.4 million. The swaps mature monthly through March 2026. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items.

The fair value of outstanding derivative financial instruments as of March 31, 2024 and December 31, 2023 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivative Products
Foreign currency forward exchange contracts	$3.3	$4.8	$2.0	$5.5	$3.9	$3.2	$0.7	$-
Undesignated hedges	0.1	-	-	-	-	1.4	-	-
Commodity swaps	0.9	0.5	0.1	0.2	0.6	1.5	0.3	0.2
Cross currency and interest rate swap	5.8	4.3	5.6	3.7	-	-	-	-
Total Derivative Products	$10.1	$9.6	$7.7	$9.4	$4.5	$6.1	$1.0	$0.2

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

We have no assets or liabilities that utilize Level 1 or Level 3 inputs. However, we have derivative instruments classified as liabilities and assets which utilize Level 2 inputs.

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2024 that would reduce the receivable amount owed, if any, to the Company.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the three months ended March 31, 2024 and 2023:

	Quarter Ended March 31,
(In millions)	2024	2023
Consolidated Net Sales	$472.3	$457.7
Commercial Aerospace	299.3	284.5
Space & Defense	139.1	126.2
Industrial	33.9	47.0

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the three months ended March 31, 2024 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2023	$8.3	$16.8	$25.1
Net revenue billed	1.6	4.4	6.0
Balance at March 31, 2024	$9.9	$21.2	$31.1

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

Financial information for our operating segments for the three months ended March 31, 2024 and 2023 was as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended March 31, 2024
Net sales to external customers	$379.5	$92.8	$—	$472.3
Intersegment sales	23.3	0.3	(23.6)	—
Total sales	$402.8	$93.1	$(23.6)	$472.3
Other operating expense	0.8	0.4	—	1.2
Operating income (loss)	63.7	12.9	(23.7)	52.9
Depreciation and amortization	27.2	3.8	—	31.0
Stock-based compensation	3.1	0.8	9.2	13.1
Accrual basis additions to capital expenditures	16.7	1.9	-	18.6

Quarter Ended March 31, 2023
Net sales to external customers	$378.2	$79.5	$—	$457.7
Intersegment sales	19.3	1.0	(20.3)	—
Total sales	$397.5	$80.5	$(20.3)	$457.7
Other operating expense	0.2	-	-	0.2
Operating income (loss)	73.2	12.0	(22.4)	62.8
Depreciation and amortization	27.2	3.5	—	30.7
Stock-based compensation	3.1	0.8	9.0	12.9
Accrual basis additions to capital expenditures	13.1	3.7	—	16.8

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2023	$87.2	$164.1	$251.3
Amortization expense	(0.4)	(1.2)	(1.6)
Currency translation adjustments	(1.0)	—	(1.0)
Balance at March 31, 2024	$85.8	$162.9	$248.7

At March 31, 2024, the balance of goodwill and intangible assets was $187.8 million and $60.9 million, respectively.

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of March 31, 2024 and December 31, 2023 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2023	$1.0	$5.7	$(80.8)	$(74.1)
Other comprehensive loss before reclassifications	-	(1.8)	(10.4)	(12.2)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	(2.6)	—	(2.7)
Other comprehensive loss	(0.1)	(4.4)	(10.4)	(14.9)
Balance at March 31, 2024	$0.9	$1.3	$(91.2)	$(89.0)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 were as follows:

	Quarter Ended March 31, 2024		Quarter Ended March 31, 2023
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax loss (gain)	Net of tax loss (gain)
Defined Benefit and Postretirement Plan Costs	$(0.1)	$(0.1)	$0.5	$0.4

Derivative Products
Foreign currency forward exchange contracts	0.7	0.4	3.7	2.7
Commodity swaps	(0.3)	(0.3)	0.9	0.7
Interest rate swaps	(3.6)	(2.7)	(2.1)	(1.6)
Total Derivative Products	$(3.2)	$(2.6)	$2.5	$1.8

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, our aggregate environmental related accruals were $0.6 million and $0.7 million, respectively. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the three months ended March 31, 2024, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2023	$2.8
Warranty expense	0.8
Deductions and other	(0.3)
Balance as of March 31, 2024	$3.3

Note 12 — Restructuring

We recognized restructuring charges of $1.2 million for the quarter ended March 31, 2024 primarily related to severance. Anticipated future cash payments as of March 31, 2024 were $1.9 million.

		Activity for the Quarter Ended March 31, 2024
	December 31,	Restructuring		Cash		March 31,
(In Millions)	2023	Charge	FX Impact	Paid	Non-Cash	2024
Employee termination	$1.2	$1.2	$(0.1)	$(0.4)	$—	$1.9
Total	$1.2	$1.2	$(0.1)	$(0.4)	$—	$1.9

Note 13 — Capital Stock

Under the share repurchase plan adopted by the Board of Directors of the Company (the "Board") in May 2018 (the “2018 Repurchase Plan"), the Board authorized $500 million for the repurchase of the Company's common stock of which $86.4 million remained as of March 31, 2024. On February 19, 2024, the Board approved a $300 million share repurchase plan (the “2024 Share Repurchase Plan”) which is in addition to the amount that remained available for repurchases under the 2018 Repurchase Plan. The repurchase of the Company’s common stock under the 2018 Repurchase Plan and the 2024 Share Repurchase Plan (together the "Share Repurchase Program") are anticipated to be made in open market transactions, block transactions, privately negotiated purchase transactions or other purchase techniques at the discretion of management based upon consideration of market, business, legal, accounting, and other factors.

During the three months ended March 31, 2024, the Company repurchased 1,397,755 shares of common stock on the open market under the Share Repurchase Program at an average price of $71.54 per share and at a cost of $100.7 million, including commissions and excise tax, leaving approximately $386.4 million available for additional repurchases under the Share Repurchase Program. The acquisition of these shares was accounted for under the treasury method.

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

The Commercial Aerospace market has recovered strongly following the severe negative economic impacts on this industry resulting from the COVID-19 pandemic that began in 2020. Our business is continuing to recover driven by growth in air travel and an increase in aircraft build rates. The recovery has created many challenges across the markets Hexcel operates in, related to global logistics, supply chains, inflationary pressures and has also been impacted by the effects of geopolitical issues and conflicts. These challenges have had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our financial results.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2024	2023	% Change
Net sales	$472.3	$457.7	3.2%
Net sales change in constant currency			3.1%
Operating income	$52.9	$62.8	(15.8)%
As a percentage of net sales	11.2%	13.7%
Net income	$36.5	$42.7	(14.5)%
Diluted net income per common share	$0.43	$0.50	(14.0)%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2024 and 2023:

	Quarter Ended March 31,
(In millions)	2024	2023	% Change
Consolidated Net Sales	$472.3	$457.7	3.2%
Commercial Aerospace	299.3	284.5	5.2%
Space & Defense	139.1	126.2	10.2%
Industrial	33.9	47.0	(27.9)%

Composite Materials	$379.5	$378.2	0.3%
Commercial Aerospace	251.5	243.2	3.4%
Space & Defense	94.7	88.8	6.6%
Industrial	33.3	46.2	(27.9)%

Engineered Products	$92.8	$79.5	16.7%
Commercial Aerospace	47.8	41.3	15.7%
Space & Defense	44.4	37.4	18.7%
Industrial	0.6	0.8	(25.0)%

Sales by Segment

Composite Materials: Net sales of $379.5 million in the first quarter of 2024 increased by $1.3 million or 0.3% from the prior year quarter. Commercial Aerospace sales increased $8.3 million or 3.4% in the first quarter of 2024 and Space & Defense sales increased $5.9 million or 6.6% as compared to the prior year quarter. These increases were partially offset by a decrease in Industrial sales of $12.9 million or 27.9% compared to the prior year quarter.

Engineered Products: For the first quarter of 2024, net sales of $92.8 million increased $13.3 million or 16.7% as compared to the prior year quarter. The increase was driven by higher Commercial Aerospace sales, which were up $6.5 million or 15.7% in the first quarter of 2024 as compared to the same period in 2023, as well as higher Space & Defense sales of $7.0 million, or 18.7%.

Sales by Market

Commercial Aerospace sales of $299.3 million increased 5.2% (5.2% in constant currency) for the first quarter of 2024 compared to the first quarter of 2023 driven by strong Boeing 787 sales. Other Commercial Aerospace sales of $55.1 million decreased 6.3% for the first quarter of 2024 compared to the first quarter of 2023 due to softer business jet sales.

Space & Defense sales of $139.1 million increased 10.2% (10.0% in constant currency) for the quarter as compared to the first quarter of 2023 with strong fixed wing aircraft programs, including the Lockheed F-35 and Airbus A400M, as well as classified programs.

Total Industrial sales of $33.9 million in the first quarter of 2024 decreased 27.9% (28.5% in constant currency) compared to the first quarter of 2023, due to lower sales across all industrial sub-markets.

Gross Margin

	Quarter Ended March 31,
(In millions)	2024	2023	% Change
Gross margin	$118.2	$127.7	(7.4)%
Percentage of sales	25.0%	27.9%

Gross margin for the first quarters of 2024 and 2023 was 25.0% and 27.9%, respectively. The higher prior year gross margin benefited from favorable sales mix and absorption.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2024	2023	% Change
SG&A expense	$49.0	$50.8	(3.5)%
Percentage of sales	10.4%	11.1%

R&T expense	$15.1	$13.9	8.6%
Percentage of sales	3.2%	3.0%

Selling, general and administrative expenses were lower for the three months ended March 31, 2024 compared to the same period in 2023 due to lower employee-related expenses. Research and technology expenses for the quarter ended March 31, 2024 were higher than the prior year period primarily due to increases in materials, depreciation and employee-related expenses.

Operating Income

	Quarter Ended March 31,
(In millions)	2024	2023	% Change
Consolidated operating income	$52.9	$62.8	(15.8)%
Operating margin	11.2%	13.7%
Composite Materials	63.7	73.2	(13.0)%
Operating margin	15.8%	18.4%
Engineered Products	12.9	12.0	7.5%
Operating margin	13.9%	14.9%
Corporate & Other	(23.7)	(22.4)	(5.8)%

Operating income for the first quarter of 2024 and 2023 was $52.9 million and $62.8 million, respectively. The decrease in operating income for the first quarter of 2024 compared to the same period last year was primarily driven by the lower gross margin.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2024	2023	% Change
Interest expense, net	$6.5	$9.4	(30.9)%

Net interest expense for the first quarter ended March 31, 2024 was lower compared to the first quarter of 2023 due to lower average borrowings and higher interest income.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2024	2023
Income tax expense	$9.9	$11.7
Effective tax rate	21.3%	21.9%

The tax expense for the quarter ended March 31, 2024 was $9.9 million compared to a tax expense of $11.7 million for the quarter ended March 31, 2023.

Financial Condition

Liquidity: Cash on hand at March 31, 2024 was $85.9 million as compared to $227.0 million at December 31, 2023. As of March 31, 2024, total debt was $714.7 million as compared to $699.5 million at December 31, 2023.

Under the senior unsecured credit facility (the "Facility"), total borrowings at March 31, 2024 were $15.0 million, which approximated fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million. As of March 31, 2024, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $735.0 million. The weighted average interest rate for the Facility was 8.6% for the three months ended March 31, 2024. For further information regarding our Facility, see Note 5, Debt, to the accompanying condensed consolidated financial statements of this Form 10-Q.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of March 31, 2024, long-term liquidity requirements consisted primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until August 2025 when our 4.7% Senior Unsecured Notes are due.

The remaining authorization under the Share Repurchase Program at March 31, 2024 was $386.4 million. On April 22, 2024, our Board of Directors declared a quarterly dividend of $0.15 per share payable to stockholders of record as of May 3, 2024, with a payment date of May 10, 2024.

Operating Activities: Net cash used for operating activities for the first three months of 2024 was $7.0 million compared to $23.4 million for the same period last year. Working capital was a cash use of $84.5 million for the first three months of 2024 compared to a use of $104.0 million in the same period in 2023. The improvement in the current year was primarily driven by lower payments of payables and lower increases in inventory levels.

Investing Activities: Net cash used for investing activities was $28.7 million and $18.1 million in the first three months of 2024 and 2023, respectively, reflecting an increase in capital expenditures.

Financing Activities: Net cash used for financing activities was $104.3 million for first three months of 2024 compared to net cash provided of $34.8 million in the same period in 2023. Borrowings under the Facility during the first quarter of 2024 were $15.0 million compared to $65.0 million in borrowings and repayments of $20.0 million for the same period in the prior year. Quarterly dividend payments to shareholders were $12.6 million during the first quarter of 2024 compared to $10.5 million in the first quarter of 2023. During the three months ended March 31, 2024, repurchases of common stock totaled $100.7 million.

Financial Obligations and Commitments: The next significant scheduled debt maturity will not occur until 2025, when the 4.7% Senior Unsecured Notes mature. Certain sales and administrative offices, data processing equipment, vehicles and manufacturing equipment, and facilities are leased under operating leases.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

	Operating Income
	Quarter Ended March 31,
(In millions)	2024	2023
GAAP operating income	$52.9	$62.8
Other operating expense (a)	1.2	0.2
Adjusted operating income (non-GAAP)	$54.1	$63.0

	Quarter Ended March 31,
	2024		2023
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
GAAP net income	$36.5	$0.43	$42.7	$0.50
Other operating expense, net of tax (a)	0.9	0.01	0.2	-
Adjusted net income (non-GAAP)	$37.4	$0.44	$42.9	$0.50

(a)
The quarters ended March 31, 2024 and 2023 included restructuring costs primarily related to severance.

	Quarter Ended March 31,
(In millions)	2024	2023
Net cash used for operating activities	$(7.0)	$(23.4)
Less: Capital expenditures	(28.7)	(18.1)
Free cash flow (non-GAAP)	$(35.7)	$(41.5)

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the extent of the impact of macroeconomic factors or geopolitical issues or conflicts; reductions in sales to any significant customers, particularly Airbus or Boeing, including related to regulatory activity or public scrutiny impacting the Boeing 737 MAX or the Boeing 787; our ability to effectively adjust production and inventory levels to align with customer demand; our ability to effectively motivate, retain and hire the necessary workforce; the availability and cost of raw materials, including the impact of supply disruptions and inflation; our ability to successfully implement or realize our strategic initiatives, including our sustainability goals and any restructuring or alignment activities in which we may engage; changes in sales mix; changes in current pricing due to cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; timely new product development or introduction; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; cybersecurity-related risks, including the potential impact of breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions, including the effect of change in global trade policies, such as sanctions; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; the effects of natural disasters or other severe weather events, which may be worsened by the impact of climate change, and other severe catastrophic events, including any public health crisis; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports we file with the SEC. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption “Risk Factors,” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31. 2023. We do not undertake any obligation to update our forward-looking statements or risk factors to reflect future events or circumstances, except as otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2024, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 11 on pages 14 through 15 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. There have been no material changes in the Company's risk factors from the aforementioned Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the share repurchase plan adopted by the Board of Directors of the Company (the "Board") in May 2018 (the “2018 Repurchase Plan"), the Board authorized $500 million for the repurchase of the Company's common stock of which $86.4 million remained as of March 31, 2024. On February 19, 2024, the Board approved a $300 million share repurchase plan (the “2024 Share Repurchase Plan”) which is in addition to the amount that remained available for repurchases under the 2018 Repurchase Plan. The repurchase of the Company’s common stock under the 2018 Repurchase Plan and the 2024 Share Repurchase Plan (together the "Share Repurchase Program") are anticipated to be made in open market transactions, block transactions, privately negotiated purchase transactions or other purchase techniques at the discretion of management based upon consideration of market, business, legal, accounting, and other factors.

During the three months ended March 31, 2024, we repurchased 1,397,755 shares of common stock on the open market under the Share Repurchase Program at an average price of $71.54 per share and at a cost of $100.7 million, including commissions and excise tax, leaving approximately $386.4 million available for additional repurchases under the Share Repurchase Program. The acquisition of these shares was accounted for under the treasury method.

The following is a summary of share repurchase activity during the fiscal quarter ended March 31, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value (Millions) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1 — February 29, 2024	1,233,912	$71.10	1,233,912	$398.6
March 1 — March 31, 2024	163,843	$74.86	163,843	$386.4
Total	1,397,755	$71.54	1,397,755	$386.4

ITEMS 3, 4 and 5 are not applicable, and therefore have been omitted.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Transition Letter Agreement, dated April 9, 2024, between Hexcel Corporation and Nick L. Stanage.
10.2*	Offer of Employment Letter Agreement, dated April 9, 2024, between Hexcel Corporation and Thomas C. Gentile III.
10.3*	Officer Severance Agreement, dated April 9, 2024, between Hexcel Corporation and Thomas C. Gentile III.
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

April 22, 2024	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer