Form 10-Q
period 2024-06-30
HEXCEL CORP /DE/
filed 2024-07-18
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2024
COMMON STOCK	81,748,036

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In millions)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$75.4	$227.0
Accounts receivable, net	283.1	234.7
Inventories, net	351.5	334.4
Contract assets	34.5	25.1
Prepaid expenses and other current assets	63.1	43.0
Total current assets	807.6	864.2

Property, plant and equipment	3,211.8	3,195.5
Less accumulated depreciation	(1,563.1)	(1,516.8)
Net property, plant and equipment	1,648.7	1,678.7

Goodwill and other intangible assets, net	246.8	251.3
Investments in affiliated companies	5.0	5.0
Other assets	119.5	119.3
Total assets	$2,827.6	$2,918.5

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.1	$0.1
Accounts payable	124.8	159.1
Accrued compensation and benefits	80.2	75.7
Financial instruments	3.2	6.0
Accrued liabilities	85.4	75.0
Total current liabilities	293.7	315.9

Long-term debt	794.9	699.4
Retirement obligations	31.1	42.6
Deferred income taxes	106.5	110.6
Other non-current liabilities	30.2	33.5
Total liabilities	1,256.4	1,202.0
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 111.4 shares and 110.8 shares issued at June 30, 2024 and December 31, 2023, respectively	1.1	1.1
Additional paid-in capital	959.6	936.8
Retained earnings	2,230.2	2,168.7
Accumulated other comprehensive loss	(91.3)	(74.1)
	3,099.6	3,032.5
Less – Treasury stock, at cost, 29.7 shares at June 30, 2024 and 26.7 shares at December 31, 2023	(1,528.4)	(1,316.0)
Total stockholders' equity	1,571.2	1,716.5
Total liabilities and stockholders' equity	$2,827.6	$2,918.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net sales	$500.4	$454.3	$972.7	$912.0
Cost of sales	373.8	343.5	727.9	673.5
Gross margin	126.6	110.8	244.8	238.5
Selling, general and administrative expenses	39.9	35.7	88.9	86.5
Research and technology expenses	14.7	13.3	29.8	27.2
Other operating expense	0.2	0.5	1.4	0.7
Operating income	71.8	61.3	124.7	124.1
Interest expense, net	8.1	9.2	14.6	18.6
Income before income taxes, and equity in earnings from affiliated companies	63.7	52.1	110.1	105.5
Income tax expense	13.7	11.5	23.6	23.2
Income before equity in earnings from affiliated companies	50.0	40.6	86.5	82.3
Equity in earnings from affiliated companies	-	1.9	-	2.9
Net income	$50.0	$42.5	$86.5	$85.2
Basic net income per common share	$0.61	$0.50	$1.04	$1.01
Diluted net income per common share	$0.60	$0.50	$1.03	$1.00
Weighted-average common shares:
Basic	82.5	84.7	83.2	84.6
Diluted	83.2	85.6	84.0	85.5

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income	$50.0	$42.5	$86.5	$85.2
Currency translation adjustments	(2.9)	6.1	(13.3)	18.1
Net unrealized pension and other benefit actuarial losses and prior service credits (net of tax)	-	(1.0)	(0.1)	(1.0)
Net unrealized gains (losses) on financial instruments (net of tax)	0.6	1.8	(3.8)	12.1
Total other comprehensive (loss) income	(2.3)	6.9	(17.2)	29.2
Comprehensive income	$47.7	$49.4	$69.3	$114.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$86.5	$85.2
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	62.0	61.7
Amortization related to financing	0.2	0.4
Deferred income taxes	(3.0)	(6.7)
Equity in earnings from affiliated companies	-	(2.9)
Stock-based compensation	16.4	15.7
Restructuring expenses, net of payments	0.2	(3.6)
Impairment of assets	-	1.7
Changes in assets and liabilities:
Increase in accounts receivable	(50.4)	(33.9)
Increase in inventories	(21.8)	(36.8)
Increase in prepaid expenses and other current assets	(28.2)	(7.3)
Decrease in accounts payable/accrued liabilities	(17.9)	(35.9)
Other – net	(6.8)	(7.5)
Net cash provided by operating activities	37.2	30.1

Cash flows from investing activities
Capital expenditures	(51.6)	(74.8)
Proceeds from sale of investments	-	2.5
Net cash used for investing activities	(51.6)	(72.3)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2028	95.0	98.0
Repayment of senior unsecured credit facility - 2028	-	(18.0)
Borrowing from senior unsecured credit facility - 2024	-	65.0
Repayment of senior unsecured credit facility - 2024	-	(90.0)
Issuance costs related to senior unsecured credit facilities	-	(2.5)
Repurchases of common stock	(201.8)	-
Proceeds (repayment) of finance lease obligation and other debt, net	0.1	(0.1)
Dividends paid	(25.0)	(21.1)
Activity under stock plans	(4.3)	2.7
Net cash (used for) provided by financing activities	(136.0)	34.0
Effect of exchange rate changes on cash and cash equivalents	(1.2)	0.4
Net decrease in cash and cash equivalents	(151.6)	(7.8)
Cash and cash equivalents at beginning of period	227.0	112.0
Cash and cash equivalents at end of period	$75.4	$104.2
Supplemental data:
Accrual basis additions to plant, property and equipment	$41.1	$70.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarters and Six Months ended June 30, 2024, and June 30, 2023

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2022	$1.1	$905.0	$2,104.9	$(174.4)	$(1,282.4)	$1,554.2
Net income	—	—	42.7	—	—	42.7
Dividends on common stock ($0.125 per share)	—	—	(10.4)	—	—	(10.4)
Change in other comprehensive income– net of tax	—	—	—	22.3	—	22.3
Stock-based activity	—	15.8	—	—	(2.4)	13.4
Balance, March 31, 2023	$1.1	$920.8	$2,137.2	$(152.1)	$(1,284.8)	$1,622.2
Net income	—	—	42.5	—	—	42.5
Dividends on common stock ($0.125 per share)	—	—	(10.5)	—	—	(10.5)
Change in other comprehensive income– net of tax	—	—	—	6.9	—	6.9
Stock-based activity	—	5.1	—	—	(0.1)	5.0
Balance, June 30, 2023	$1.1	$925.9	$2,169.2	$(145.2)	$(1,284.9)	$1,666.1

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2023	$1.1	$936.8	$2,168.7	$(74.1)	$(1,316.0)	$1,716.5
Net income	—	—	36.5	—	—	36.5
Dividends on common stock ($0.15 per share)	—	—	(12.6)	—	—	(12.6)
Repurchases of common stock	—	—	—	—	(100.7)	(100.7)
Change in other comprehensive (loss) income– net of tax	—	—	—	(14.9)	—	(14.9)
Stock-based activity	—	17.8	—	—	(10.5)	7.3
Balance, March 31, 2024	$1.1	$954.6	$2,192.6	$(89.0)	$(1,427.2)	$1,632.1
Net income	—	—	50.0	—	—	50.0
Dividends on common stock ($0.15 per share)	—	—	(12.4)	—	—	(12.4)
Repurchases of common stock	—	—	—	—	(101.1)	(101.1)
Change in other comprehensive (loss) income– net of tax	—	—	—	(2.3)	—	(2.3)
Stock-based activity	—	5.0	—	—	(0.1)	4.9
Balance, June 30, 2024	$1.1	$959.6	$2,230.2	$(91.3)	$(1,528.4)	$1,571.2

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

Investments in Affiliated Companies

Results for the quarters and six months ended June 30, 2023 included our 50% equity ownership investment in the joint venture in Malaysia which was accounted for using the equity method of accounting. We sold our interest in the joint venture in December 2023.

Note 2 — Net Income Per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Basic net income per common share:
Net income	$50.0	$42.5	$86.5	$85.2
Weighted average common shares outstanding	82.5	84.7	83.2	84.6

Basic net income per common share	$0.61	$0.50	$1.04	$1.01

Diluted net income per common share:
Net income	$50.0	$42.5	86.5	85.2

Weighted average common shares outstanding — Basic	82.5	84.7	83.2	84.6
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.5	0.4	0.5
Stock options	0.3	0.4	0.4	0.4
Weighted average common shares outstanding — Dilutive	83.2	85.6	84.0	85.5

Diluted net income per common share	$0.60	$0.50	$1.03	$1.00

Total common stock equivalents of 0.5 million and 0.2 million were excluded from the computation of diluted net income per share for the quarters ended June 30, 2024 and 2023, respectively, because to do so would have been anti-dilutive. Total common stock equivalents of 0.4 million and 0.3 million were excluded from the computation of diluted net income per share for the six months ended June 30, 2024 and 2023, respectively, because to do so would have been anti-dilutive.

Note 3 — Inventories

(In millions)	June 30, 2024	December 31, 2023
Raw materials	$153.4	$131.4
Work in progress	$52.4	46.0
Finished goods	$145.7	157.0
Total Inventory	$351.5	$334.4

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2024 and 2023 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$-	$0.3	$-	$0.6
Interest cost	0.2	0.1	0.4	0.2
Net amortization	(0.1)	0.2	(0.2)	0.4
Net periodic benefit cost	$0.1	$0.6	$0.2	$1.2

(In millions)	June 30, 2024	December 31, 2023
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$13.8	$1.3
Other non-current liabilities	4.4	16.8
Total accrued benefit	$18.2	$18.1

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
European Defined Benefit Retirement Plans
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.2	1.3	0.3	2.5
Expected return on plan assets	-	(1.2)	(0.1)	(2.4)
Net amortization and deferral	-	0.6	0.1	1.2
Net periodic benefit cost	$0.3	$0.8	$0.6	$1.6

(In millions)	June 30, 2024	December 31, 2023
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Accrued liabilities	1.4	0.8
Other non-current liabilities	12.6	12.3
Total accrued benefit	$14.0	$13.1

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the quarters ended June 30, 2024 and 2023, amounts unrelated to service costs were a charge of $0.3 million and $1.0 million, respectively. For the six months ended June 30, 2024 and 2023, amounts unrelated to service costs were a charge of $0.6 million and $2.0 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. We contributed approximately $0.4 million in the first six months of 2024 to cover unfunded benefits. We expect to contribute a total of $0.7 million in 2024 to cover unfunded benefits.

Contributions to our European defined benefit retirement plans during the six months ended June 30, 2024 were not material. We plan to contribute approximately $1.1 million during 2024 to our European plans. .

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.5 million of net amortization gain deferral for the six months ended June 30, 2023 and an immaterial amount for the six months ended June 30, 2024. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the six months ended June 30, 2024 and 2023 were immaterial.

(In millions)	June 30, 2024	December 31, 2023
Amounts recognized on the balance sheet:
Accrued liabilities	$0.2	$0.2
Other non-current liabilities	0.9	0.9
Total accrued benefit	$1.1	$1.1

Amounts contributed in connection with our postretirement plans were immaterial for both the six months ended June 30, 2024 and 2023. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.2 million in 2024 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	June 30, 2024	December 31, 2023
Current portion of finance lease	$0.1	$0.1
Current portion of debt	0.1	0.1
Senior unsecured credit facility	95.0	-
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(0.5)	(0.7)
Senior notes --- deferred financing costs	(1.2)	(1.6)
Non-current portion of finance lease and other debt	1.6	1.7
Long-term debt	794.9	699.4
Total debt	$795.0	$699.5

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

As of June 30, 2024, total borrowings under the Facility were $95 million which approximated fair value. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of June 30, 2024, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $655 million. The weighted average interest rate for the Facility was 6.7% for the six months ended June 30, 2024. The Company was in compliance with all debt covenants as of June 30, 2024.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for the three months ended June 30, 2024 was 4.0% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices, the fair value of the Senior Unsecured Notes due in 2027 was $384.9 million at June 30, 2024.

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%. The effective interest rate for the three months ended June 30, 2024 was 4.9%. Based on quoted prices, the fair value of the Senior Unsecured Notes due in 2025 was $297.1 million at June 30, 2024.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

At June 30, 2024 and December 31, 2023, we had no outstanding interest rate swap agreements.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through December 2026. The aggregate notional amount of these contracts was $373.4 million and $393.3 million at June 30, 2024 and December 31, 2023, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, losses of $1.9 million and $9.1 million were recorded in other comprehensive (loss) income for the quarter and six months ended June 30, 2024, respectively, and gains of $4.3 million and $8.3 million were recorded for the quarter and six months ended June 30, 2023, respectively. We recognized losses of $1.3 million and $2.0 million in gross margin during the quarters and six months ended June 30, 2024, respectively, and losses of $2.6 million and $6.3 million for the quarter and six months ended June 30, 2023, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarter and six months ended June 30, 2024, we recognized net foreign exchange gains of $0.4 million and $2.0 million, respectively, in the Condensed Consolidated Statements of Operations. During the quarter and six months ended June 30, 2023, we recognized net foreign exchange losses of $0.1 million and gains of $0.3 million, respectively. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive (loss) income for the quarters and six months ended June 30, 2024 and June 30, 2023 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Unrealized gains (losses) at beginning of period, net of tax	$0.5	$(4.8)	$5.3	$(10.5)
Losses reclassified to net sales	0.8	2.0	1.3	4.7
Increase (decrease) in fair value	(1.3)	3.2	(6.6)	6.2
Unrealized gains (losses) at end of period, net of tax	$-	$0.4	$-	$0.4

Unrealized gains of $0.4 million recorded in accumulated other comprehensive loss, less taxes of $0.1 million, as of June 30, 2024, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of June 30, 2024, we had commodity swap agreements with a notional value of $18.3 million. The swaps mature monthly through June 2026. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items.

The fair values of outstanding derivative financial instruments as of June 30, 2024 and December 31, 2023 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivative Products
Foreign currency forward exchange contracts	$3.5	$4.8	$0.8	$5.5	$2.9	$3.2	$1.2	$-
Undesignated hedges	-	-	-	-	0.1	1.4	-	-
Commodity swaps	1.3	0.5	0.2	0.2	0.2	1.5	0.2	0.2
Cross currency and interest rate swap	6.1	4.3	6.1	3.7	-	-	-	-
Total Derivative Products	$10.9	$9.6	$7.1	$9.4	$3.2	$6.1	$1.4	$0.2

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

For derivative assets and liabilities that utilize Level 2 inputs, we prepare estimates of future cash flows of our derivatives, which are discounted to a net present value. The estimated cash flows and the discount factors used in the valuation model are based on observable inputs. For further information on the fair value of our derivative financial instruments see Note 6, Derivative Financial Instruments. In addition, the fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the Condensed Consolidated Balance Sheets.

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended June 30, 2024 that would reduce the receivable amount owed, if any, to the Company.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the quarters and six months ended June 30, 2024 and 2023:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Consolidated Net Sales	$500.4	$454.3	$972.7	$912.0
Commercial Aerospace	320.7	264.3	620.0	548.8
Space & Defense	138.9	137.5	278.0	263.7
Industrial	40.8	52.5	74.7	99.5

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the six months ended June 30, 2024 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2023	$8.3	$16.8	$25.1
Net revenue billed	1.6	4.4	6.0
Balance at March 31, 2024	9.9	21.2	31.1
Net revenue billed	$0.4	$3.0	3.4
Balance at June 30, 2024	$10.3	$24.2	$34.5

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

Financial information for our operating segments for the quarters and six months ended June 30, 2024 and 2023 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended June 30, 2024
Net sales to external customers	$408.6	$91.8	$—	$500.4
Intersegment sales	23.9	0.6	(24.5)	—
Total sales	$432.5	$92.4	$(24.5)	$500.4
Other operating expense	-	0.2	—	0.2
Operating income (loss)	74.3	13.0	(15.5)	71.8
Depreciation and amortization	27.3	3.7	—	31.0
Stock-based compensation	1.1	0.3	1.9	3.3
Accrual basis additions to capital expenditures	18.6	3.9	—	22.5

Quarter Ended June 30, 2023
Net sales to external customers	$378.5	$75.8	$—	$454.3
Intersegment sales	18.5	0.5	(19.0)	—
Total sales	$397.0	$76.3	$(19.0)	$454.3
Other operating expense	0.3	0.2	—	0.5
Operating income (loss)	64.2	6.8	(9.7)	61.3
Depreciation and amortization	27.5	3.5	—	31.0
Stock-based compensation	1.1	0.3	1.4	2.8
Accrual basis additions to capital expenditures	12.9	40.8	—	53.7

Six Months Ended June 30, 2024
Net sales to external customers	$788.1	$184.6	$—	$972.7
Intersegment sales	47.2	0.9	(48.1)	—
Total sales	$835.3	$185.5	$(48.1)	$972.7
Other operating expense	0.8	0.6	—	1.4
Operating income (loss)	138.0	25.9	(39.2)	124.7
Depreciation and amortization	54.5	7.5	—	62.0
Stock-based compensation	4.2	1.1	11.1	16.4
Accrual basis additions to capital expenditures	35.3	5.8	—	41.1

Six Months Ended June 30, 2023
Net sales to external customers	$756.7	$155.3	$—	$912.0
Intersegment sales	37.8	1.5	(39.3)	—
Total sales	$794.5	$156.8	$(39.3)	$912.0
Other operating expense	0.5	0.2	—	0.7
Operating income (loss)	137.4	18.8	(32.1)	124.1
Depreciation and amortization	54.7	7.0	—	61.7
Stock-based compensation	4.2	1.1	10.4	15.7
Accrual basis additions to capital expenditures	26.0	44.5	—	70.5

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2023	$87.2	$164.1	$251.3
Amortization expense	(0.4)	(1.3)	(1.7)
Currency translation adjustments	(1.6)	(1.2)	(2.8)
Balance at June 30, 2024	$85.2	$161.6	$246.8

At June 30, 2024, the balance of goodwill and intangible assets was $187.6 million and $59.2 million, respectively.

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of June 30, 2024 and December 31, 2023 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2023	$1.0	$5.7	$(80.8)	$(74.1)
Other comprehensive (loss) income before reclassifications	0.1	(1.2)	(13.3)	(14.4)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	(2.6)	-	(2.8)
Other comprehensive (loss) income	(0.1)	(3.8)	(13.3)	(17.2)
Balance at June 30, 2024	$0.9	$1.9	$(94.1)	$(91.3)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the quarters and six months ended June 30, 2024 and 2023 were as follows:

	Quarter Ended June 30, 2024		Quarter Ended June 30, 2023		Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$(0.1)	$(0.1)	$0.5	$0.4	$(0.2)	$(0.2)	$1.0	$0.8

Derivative Products
Foreign currency forward exchange contracts	1.3	0.9	2.6	1.9	2.0	1.3	6.3	4.6
Commodity swaps	0.3	0.2	1.8	1.4	-	(0.1)	2.7	2.1
Interest rate swaps	(1.5)	(1.1)	(1.1)	(0.8)	(5.1)	(3.8)	(3.2)	(2.4)
Total Derivative Products	$0.1	$-	$3.3	$2.5	$(3.1)	$(2.6)	$5.8	$4.3

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

In October 2016, pursuant to a settlement agreement with the EPA, Occidental Chemical Corporation (“OCC”), one of the PRPs, commenced performance of the remedial design required by the ROD for the lower eight miles of the Lower Passaic River, reserving its right of cost contribution from all other PRPs. In June 2018, OCC filed suit against approximately 120 parties, including Hexcel, in the U.S. District Court of the District of New Jersey seeking cost recovery and contribution under CERCLA related to the Lower Passaic River. In July 2019, the court granted in part and denied in part the defendants’ motion to dismiss. In August 2020, the court granted defendants’ motion for summary judgment for certain claims. Discovery for the remaining claims has been stayed indefinitely based on agreement of the parties. On February 24, 2021, Hexcel and certain other defendants filed a third-party complaint against the Passaic Valley Sewerage Commission and certain New Jersey municipalities seeking recovery of Passaic-related cleanup costs incurred by defendants, as well as contribution for any cleanup costs incurred by OCC for which the court deems the defendants liable. In March 2023, the EPA issued a Unilateral Administrative Order (“UAO”) to OCC ordering OCC to commence remedial design work for the interim remedy for the cleanup of the upper nine miles of the Lower Passaic River. On March 24, 2023, OCC filed suit against Hexcel and approximately 38 other parties claiming cost recovery under CERCLA for future costs related to its compliance with the UAO. On January 5, 2024, the U.S. District Court stayed the foregoing claim initiated by OCC until the completion of the Passaic-related Consent Decree process.

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, our aggregate environmental related accruals were $0.5 million and $0.7 million, respectively. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the six months ended June 30, 2024, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2023	$2.8
Warranty expense	0.8
Deductions and other	(0.3)
Balance as of March 31, 2024	$3.3
Warranty expense	1.4
Deductions and other	(1.2)
Balance as of June 30, 2024	$3.5

Note 12 — Restructuring

We recognized restructuring charges of $0.2 million and $1.4 million for the quarter and six months ended June 30, 2024, respectively, primarily related to severance. Anticipated future cash payments as of June 30, 2024 were $1.4 million.

		Activity for the Quarter Ended June 30, 2024
	March 31,	Restructuring		Cash		June 30,
(In Millions)	2024	Charge	FX Impact	Paid	Non-Cash	2024
Employee termination	$1.9	$0.2	$0.1	$(0.8)	$—	$1.4
Impairment and other	—	—	—	—	—	—
Total	$1.9	$0.2	$0.1	$(0.8)	$—	$1.4

		Activity for the Six Months Ended June 30, 2024
	December 31,	Restructuring		Cash		June 30,
(In Millions)	2023	Charge	FX Impact	Paid	Non-Cash	2024
Employee termination	$1.2	$1.4	$—	$(1.2)	$—	$1.4
Impairment and other	—	—	—	—	—	—
Total	$1.2	$1.4	$—	$(1.2)	$—	$1.4

Note 13 — Capital Stock

Under the share repurchase plan adopted by the Board of Directors of the Company (the "Board") in May 2018 (the “2018 Repurchase Plan"), the Board authorized $500 million for the repurchase of the Company's common stock which was fully utilized as of June 30, 2024. The repurchase of the Company’s common stock under the 2018 Repurchase Plan was all made in open market transactions. On February 19, 2024, the Board approved a $300 million share repurchase plan (the “2024 Share Repurchase Plan”) which is in addition to the amount that remained available for repurchases under the 2018 Repurchase Plan. The repurchase of the Company’s common stock under the 2024 Share Repurchase Plan are anticipated to be made in open market transactions, block transactions, privately negotiated purchase transactions or other purchase techniques at the discretion of management based upon consideration of market, business, legal, accounting, and other factors.

During the three months ended June 30, 2024, the Company repurchased 1,459,736 shares of common stock in open market transactions under the share repurchase plans at an average price of $68.51 per share and at a cost of $101.1 million, including commissions and excise tax, leaving approximately $285.3 million available for additional repurchases under the 2024 Share Repurchase Plan. During the six months ended June 30, 2024, the Company repurchased a total of 2,857,491 shares at a total cost of $201.8 million.. The acquisition of these shares was accounted for under the treasury method.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop, manufacture, and market lightweight, high-performance structural materials, including carbon fiber, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, resins, engineered core and composite structures, for use in Commercial Aerospace, Space & Defense, and Industrial markets. We propel the future of flight, energy generation, transportation, and recreation through excellence in providing innovative high-performance material solutions that are lighter, stronger and tougher, helping to create a better world for us.

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

The Commercial Aerospace market has recovered strongly following the severe negative economic impacts on this industry resulting from the COVID-19 pandemic that began in 2020. Our business is continuing to recover driven by growth in air travel and an increase in aircraft build rates. The post-recovery period continues to have many challenges across the markets Hexcel operates in, related to global logistics, supply chains, inflationary pressures, and effects from geopolitical issues and conflicts. These challenges have had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our financial results.

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2024	2023	% Change	2024	2023	% Change
Net sales	$500.4	$454.3	10.1%	$972.7	$912.0	6.7%
Net sales change in constant currency			10.5%			6.7%
Operating income	$71.8	$61.3	17.1%	$124.7	$124.1	0.5%
As a percentage of net sales	14.3%	13.5%		12.8%	13.6%
Net income	$50.0	$42.5	17.6%	$86.5	$85.2	1.5%
Diluted net income per common share	$0.60	$0.50	20.0%	$1.03	$1.00	3.0%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2024 and 2023:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
Consolidated Net Sales	$500.4	$454.3	10.1%	$972.7	$912.0	6.7%
Commercial Aerospace	320.7	264.3	21.3%	620.0	548.8	13.0%
Space & Defense	138.9	137.5	1.0%	278.0	263.7	5.4%
Industrial	40.8	52.5	(22.3)%	74.7	99.5	(24.9)%

Composite Materials	$408.6	$378.5	8.0%	$788.1	$756.7	4.1%
Commercial Aerospace	272.6	228.9	19.1%	524.1	472.1	11.0%
Space & Defense	96.0	97.9	(1.9)%	190.7	186.7	2.1%
Industrial	40.0	51.7	(22.6)%	73.3	97.9	(25.1)%

Engineered Products	$91.8	$75.8	21.1%	$184.6	$155.3	18.9%
Commercial Aerospace	48.1	35.4	35.8%	95.9	76.7	25.0%
Space & Defense	42.9	39.6	8.4%	87.3	77.0	13.4%
Industrial	0.8	0.8	2.6%	1.4	1.6	(11.4)%

Sales by Segment

Composite Materials: Net sales of $408.6 million in the second quarter of 2024 increased by $30.1 million or 8.0% from the prior year quarter. Commercial Aerospace sales increased $43.7 million or 19.1% in the second quarter of 2024 as compared to the prior year quarter. Space & Defense net sales in the second quarter of 2024 decreased $1.9 million or 1.9% and Industrial sales decreased 22.7% or $11.7 million as compared to the second quarter of 2023. Net sales for the segment in the first half of 2024 of $788.1 million increased 4.1% compared to the same period last year driven by strong sales in Commercial Aerospace.

Engineered Products: For the second quarter of 2024, net sales of $91.8 million increased $16.0 million or 21.1% as compared to the prior year quarter. The increase was driven by higher Commercial Aerospace Sales which increased $12.7 million or 35.8% in the second quarter of 2024 as compared to the prior year quarter. Net sales of $184.6 million for the first six months of 2024 increased 18.9% compared to the same period last year driven by strength in Commercial Aerospace and Space & Defense.

Sales by Market

For the second quarter of 2024, Commercial Aerospace sales of $320.7 million increased 21.3% (21.6% in constant currency) as compared to the second quarter of 2023. Both widebody and narrowbody sales increased by double digit percentages. Other Commercial Aerospace increased 15.4% for the second quarter of 2024 compared to the second quarter of 2023 reflecting growth in business and regional jets. Sales of $620.0 million increased 13.0% (13.1% in constant currency) for the first six months of 2024 compared to the first six months of 2023 led by growth in widebodies. Other Commercial Aerospace increased 4.1% for the first six months of 2024 compared to the same period in 2023 reflecting growth in regional jets and turbo-props.

Space & Defense sales of $138.9 million increased 1.0% (1.4% in constant currency) in the second quarter of 2024 as compared to the second quarter of 2023. Military helicopters globally were strong including the CH-53K and Apache, partially offset by declining V-22 sales as the program winds down. Sales of $278.0 million increased 5.4% (5.5% in constant currency) for the first six months of 2024 as compared to the first six months of 2023. Growth was led by the F-35 and a number of domestic and international military helicopter programs, partially offset by significantly lower V-22 sales.

Total Industrial sales of $40.8 million in the second quarter of 2024 decreased 22.3% (21.8% in constant currency) compared to the second quarter of 2023 as growth in Automotive was more than offset by declines in the other sub-markets. Total Industrial sales of $74.7 million in the first six months of 2024 decreased 24.9% (25.0% in constant currency) compared to the first six months of 2023 due to declines in all sub-markets.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
Gross margin	$126.6	$110.8	14.3%	$244.8	$238.5	2.6%
Percentage of sales	25.3%	24.4%		25.2%	26.2%

Gross margin for the second quarter of 2024 was 25.3% compared to 24.4% in the second quarter of 2023 and 25.2% and 26.2% for the first six months of 2024 and 2023, respectively. The second quarter 2024 improvement in gross margin as compared to the prior year quarter was primarily due to favorable cost leverage from higher sales. Gross margin for the first half of 2024 was 25.2% compared to 26.2% in the prior year period. The higher margin in the first half of 2023 benefited from favorable margin absorption and sales mix in the initial three months of the year.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
SG&A expense	$39.9	$35.7	11.8%	$88.9	$86.5	2.8%
Percentage of sales	8.0%	7.9%		9.1%	9.5%

R&T expense	$14.7	$13.3	10.5%	$29.8	$27.2	9.6%
Percentage of sales	2.9%	2.9%		3.1%	3.0%

Selling, general and administrative expenses were higher for the second quarter of 2024 as well as for the first six months of 2024. As a percentage of net sales, the second quarter of 2024 was relatively flat and the first six months of 2024 was lower than the comparable periods for the prior year. The increase in selling, general and administrative expenses for both the second quarter and first six months of 2024 was primarily driven by higher employee-related expenses. Research and technology expenses for the second quarter and first six months of 2024 increased $1.4 million and $2.6 million, respectively, compared to the same periods of 2023. The increases in both periods were due primarily to higher employee-related costs as well as expenses related to development projects.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
Consolidated operating income	$71.8	$61.3	17.1%	$124.7	$124.1	0.5%
Operating margin	14.3%	13.5%		12.8%	13.6%
Composite Materials	74.3	64.2	15.7%	138.0	137.4	0.4%
Operating margin	17.2%	16.2%		16.5%	17.3%
Engineered Products	13.0	6.8	91.2%	25.9	18.8	37.8%
Operating margin	14.1%	8.9%		14.0%	12.0%
Corporate & Other	(15.5)	(9.7)	N/M	(39.2)	(32.1)	(22.1)%

Operating income for the second quarters of 2024 and 2023 was $71.8 million and $61.3 million, respectively. Operating income for the first six months of 2024 was $124.7 million compared to $124.1 million for the same period last year. Overall, operating income for both the second quarter and six months of 2024 benefited from higher sales as compared to the prior year periods.

Interest Expense, Net

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
Interest expense, net	$8.1	$9.2	(12.0)%	$14.6	$18.6	(21.5)%

Interest expense for both the quarter and six months ended June 30, 2024 was lower compared to the prior year periods due to lower average debt levels.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Income tax expense	$13.7	$11.5	$23.6	$23.2
Effective tax rate	21.5%	22.1%	21.4%	22.0%

Tax expense for the quarter and six months ended June 30, 2024 was $13.7 million and $23.6 million, respectively, as compared to $11.5 million and $23.2 million for the comparative periods in 2023 due to higher income before income tax.

Financial Condition

Liquidity: Cash on hand at June 30, 2024 was $75.4 million as compared to $227.0 million at December 31, 2023. As of June 30, 2024, total debt was $795.0 million as compared to $699.5 million at December 31, 2023.

Under the senior unsecured credit facility (the "Facility"), total borrowings at June 30, 2024 were $95.0 million, which approximated fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million. As of June 30, 2024, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $655.0 million. The weighted average interest rate for the Facility was 6.7% for the six months ended June 30, 2024. For further information regarding our Facility, see Note 5, Debt, to the accompanying condensed consolidated financial statements of this Form 10-Q.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of June 30, 2024, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until August 2025 when our 4.7% Senior Unsecured Notes are due.

The remaining authorization under the share repurchase program at June 30, 2024 was $285.3 million. On July 17, 2024, our Board of Directors declared a quarterly dividend of $0.15 per share payable to stockholders of record as of August 2, 2024, with a payment date of August 9 2024.

Operating Activities: Net cash provided by operating activities for the first six months of 2024 was $37.2 million compared to $30.1 million for the same period last year. Working capital was a cash use of $118.3 million for the first six months of 2024 as compared to a use of $113.9 million in the same period in 2023.

Investing Activities: Net cash used for investing activities was $51.6 million and $72.3 million in the first six months of 2024 and 2023, respectively. Capital expenditures for the first six months of 2024 were $51.6 million as compared to $74.8 million for the same period last year, which also included $38.0 million for the acquisition of the land and building at our Amesbury, Massachusetts facility.

Financing Activities: Net cash used for financing activities was $136.0 million for first six months of 2024 compared to net cash provided of $34.0 million in the same period in 2023. Borrowings under the credit facilities during the first six months of 2024 were $95.0 million compared to $163.0 million in the prior year period. Repayments during the first six months of 2023 were $108.0 million. Quarterly dividend payments to shareholders were $25.0 million during the first six months of 2024 compared to $21.1 million in the prior year period. During the six months ended June 30, 2024, repurchases of common stock totaled $201.8 million.

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

	Operating Income
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
GAAP operating income	$71.8	$61.3	$124.7	$124.1
Other operating expense (income) (a)	0.2	0.5	1.4	0.7
Adjusted operating income (non-GAAP)	$72.0	$61.8	$126.1	$124.8

	Quarter Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
GAAP net income	$50.0	$0.60	$42.5	$0.50	$86.5	$1.03	$85.2	$1.00
Other operating expense (income), net of tax (a)	0.2	-	0.3	-	1.1	0.01	0.5	-
Adjusted net income (non-GAAP)	$50.2	$0.60	$42.8	$0.50	$87.6	$1.04	$85.7	$1.00

(a)
The quarters and six months ended June 30, 2024 and 2023 included restructuring costs primarily related to severance.

	Six Months Ended June 30,
(In millions)	2024	2023
Net cash provided by operating activities	$37.2	$30.1
Less: Capital expenditures	(51.6)	(74.8)
Free cash flow (non-GAAP)	$(14.4)	$(44.7)

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2024, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the share repurchase plan adopted by the Board of Directors of the Company (the "Board") in May 2018 (the “2018 Repurchase Plan"), the Board authorized $500 million for the repurchase of the Company's common stock which was fully utilized as of June 30, 2024. The repurchase of the Company’s common stock under the 2018 Repurchase Plan was all made in open market transactions. On February 19, 2024, the Board approved a $300 million share repurchase plan (the “2024 Share Repurchase Plan”) which is in addition to the amount that remained available for repurchases under the 2018 Repurchase Plan. The repurchase of the Company’s common stock under the 2024 Share Repurchase Plan are anticipated to be made in open market transactions, block transactions, privately negotiated purchase transactions or other purchase techniques at the discretion of management based upon consideration of market, business, legal, accounting, and other factors.

During the three months ended June 30, 2024, we repurchased 1,459,736 shares of common stock in open market transactions under the share repurchase plans at an average price of $68.51 per share and at a cost of $101.1 million, including commissions and excise tax, leaving approximately $285.3 million available for additional repurchases under the 2024 Share Repurchase Plan. The acquisition of these shares was accounted for under the treasury method.

The following is a summary of share repurchase activity during the fiscal quarter ended June 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value (Millions) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2024	124,945	$64.03	124,945	$378.2
May 1 — May 31, 2024	1,334,791	$68.92	1,334,791	$285.3
Total	1,459,736	$68.51	1,459,736	$285.3

ITEMS 3 and 4 are not applicable, and therefore have been omitted.

ITEM 5. Other Information

Effective July 16, 2024, the Compensation Committee of the Board of Directors of the Company approved a retention award for each of Patrick Winterlich, Executive Vice President, Chief Financial Officer and Philippe Chevrier, President, Americas & Global Fibers pursuant to the Hexcel Corporation 2013 Incentive Stock Plan, as amended. The award was granted to Mr. Winterlich in the form of 15,000 time-based restricted stock units (“RSUs”) and to Mr. Chevrier in the form of 10,000 time-based RSUs. Each RSU represents, once vested, one share of common stock of the Company. Each award has a grant date of July 22, 2024 and will vest as to 33-1/3% of the RSUs on the second, third and fourth anniversaries of the grant date. The RSUs will be granted to each executive pursuant to the terms and conditions of a Restricted Stock Unit Agreement (“RSU Agreement”) which requires as a condition to vesting that such executive remain employed by the Company or a subsidiary of the Company through the applicable vesting date, except in the case of an involuntary termination without Cause (as defined in the RSU Agreement) or due to Disability (as defined in the RSU Agreement), in which case the RSUs would continue to vest. Notwithstanding the foregoing, the vesting of the RSUs will be accelerated if the executive’s employment is terminated (i) due to death or (ii) by the Company without Cause or by the executive for Good Reason (as defined in the RSU Agreement) within two years following a Change in Control (as defined in the RSU Agreement). The RSU Agreement includes a clawback provision in the event the executive violates certain obligations to the Company, including confidentiality, non-competition and non-solicitation obligations.

The foregoing description of the RSU Agreement is a summary of its material terms, does not purport to be complete, and is qualified in its entirety by the full text of the RSU Agreement filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*

Transition Letter Agreement, dated April 9, 2024, between Hexcel Corporation and Nick L. Stanage (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.2*

Offer of Employment Letter Agreement, dated April 9, 2024, between Hexcel Corporation and Thomas C. Gentile III (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.3*

Officer Severance Agreement, dated April 9, 2024, between Hexcel Corporation and Thomas C. Gentile III (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.4*	Form of Restricted Stock Unit Agreement – Executive Retention Award.
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

July 18, 2024	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer