Form 10-Q
period 2024-09-30
HEXCEL CORP /DE/
filed 2024-10-21
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2024
COMMON STOCK	81,002,128

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In millions)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$98.2	$227.0
Accounts receivable, net	258.6	234.7
Inventories, net	376.0	334.4
Contract assets	35.5	25.1
Prepaid expenses and other current assets	59.7	43.0
Total current assets	828.0	864.2

Property, plant and equipment	3,270.5	3,195.5
Less accumulated depreciation	(1,612.9)	(1,516.8)
Net property, plant and equipment	1,657.6	1,678.7

Goodwill and other intangible assets, net	247.7	251.3
Investments in affiliated companies	5.0	5.0
Other assets	124.0	119.3
Total assets	$2,862.3	$2,918.5

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.1	$0.1
Accounts payable	124.2	159.1
Accrued compensation and benefits	95.6	75.7
Financial instruments	0.4	6.0
Accrued liabilities	79.7	75.0
Total current liabilities	300.0	315.9

Long-term debt	805.1	699.4
Retirement obligations	32.7	42.6
Deferred income taxes	106.4	110.6
Other non-current liabilities	28.6	33.5
Total liabilities	1,272.8	1,202.0
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 111.5 shares and 110.8 shares issued at September 30, 2024 and December 31, 2023, respectively	1.1	1.1
Additional paid-in capital	964.1	936.8
Retained earnings	2,257.8	2,168.7
Accumulated other comprehensive loss	(53.9)	(74.1)
	3,169.1	3,032.5
Less – Treasury stock, at cost, 30.5 shares at September 30, 2024 and 26.7 shares at December 31, 2023	(1,579.6)	(1,316.0)
Total stockholders' equity	1,589.5	1,716.5
Total liabilities and stockholders' equity	$2,862.3	$2,918.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net sales	$456.5	$419.5	$1,429.2	$1,331.5
Cost of sales	350.0	327.9	1,077.9	1,001.4
Gross margin	106.5	91.6	351.3	330.1
Selling, general and administrative expenses	39.8	35.4	128.7	121.9
Research and technology expenses	13.8	13.4	43.6	40.6
Other operating expense (income)	0.4	(0.8)	1.8	(0.1)
Operating income	52.5	43.6	177.2	167.7
Interest expense, net	8.5	7.8	23.1	26.4
Income before income taxes, and equity in earnings from affiliated companies	44.0	35.8	154.1	141.3
Income tax expense (benefit)	4.2	(0.7)	27.8	22.5
Income before equity in earnings from affiliated companies	39.8	36.5	126.3	118.8
Equity in earnings from affiliated companies	-	2.2	-	5.1
Net income	$39.8	$38.7	$126.3	$123.9
Basic net income per common share	$0.49	$0.46	$1.53	$1.46
Diluted net income per common share	$0.49	$0.45	$1.52	$1.45
Weighted-average common shares:
Basic	81.5	84.6	82.6	84.6
Diluted	82.1	85.6	83.3	85.5

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income	$39.8	$38.7	$126.3	$123.9
Currency translation adjustments	27.8	(19.5)	14.5	(1.4)
Net unrealized pension and other benefit actuarial (losses) gains and prior service credits (net of tax)	(0.2)	3.0	(0.3)	2.0
Net unrealized gains (losses) on financial instruments (net of tax)	9.8	(6.0)	6.0	6.1
Total other comprehensive income (loss)	37.4	(22.5)	20.2	6.7
Comprehensive income	$77.2	$16.2	$146.5	$130.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$126.3	$123.9
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	93.0	93.2
Amortization related to financing	0.3	0.5
Deferred income taxes	(4.4)	(12.3)
Equity in earnings from affiliated companies	-	(5.1)
Stock-based compensation	19.3	18.3
Restructuring expenses, net of payments	0.4	(4.1)
Impairment of assets	-	1.7
Gain on sale of asset	-	(0.8)
Changes in assets and liabilities:
Increase in accounts receivable	(19.7)	(15.8)
Increase in inventories	(37.5)	(33.2)
Increase in prepaid expenses and other current assets	(20.8)	(9.4)
Decrease in accounts payable/accrued liabilities	(15.1)	(53.7)
Other – net	(14.5)	(5.1)
Net cash provided by operating activities	127.3	98.1

Cash flows from investing activities
Capital expenditures	(68.4)	(94.4)
Proceeds from sale of asset	-	10.3
Proceeds from sale of investments	-	2.5
Net cash used for investing activities	(68.4)	(81.6)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2028	160.0	98.0
Repayment of senior unsecured credit facility - 2028	(55.0)	(43.0)
Borrowing from senior unsecured credit facility - 2024	-	65.0
Repayment of senior unsecured credit facility - 2024	-	(90.0)
Repurchases of common stock	(252.2)	(30.1)
Issuance costs related to senior unsecured credit facilities	-	(2.5)
Repayment of finance lease obligation and other debt, net	(0.1)	(0.1)
Dividends paid	(37.2)	(31.7)
Activity under stock plans	(3.3)	4.7
Net cash used for financing activities	(187.8)	(29.7)
Effect of exchange rate changes on cash and cash equivalents	0.1	(1.1)
Net decrease in cash and cash equivalents	(128.8)	(14.3)
Cash and cash equivalents at beginning of period	227.0	112.0
Cash and cash equivalents at end of period	$98.2	$97.7
Supplemental data:
Accrual basis additions to plant, property and equipment	$59.6	$88.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarter and Nine Months ended September 30, 2024, and September 30, 2023

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2022	$1.1	$905.0	$2,104.9	$(174.4)	$(1,282.4)	$1,554.2
Net income	—	—	42.7	—	—	42.7
Dividends on common stock ($0.125 per share)	—	—	(10.4)	—	—	(10.4)
Change in other comprehensive income– net of tax	—	—	—	22.3	—	22.3
Stock-based activity	—	15.8	—	—	(2.4)	13.4
Balance, March 31, 2023	$1.1	$920.8	$2,137.2	$(152.1)	$(1,284.8)	$1,622.2
Net income	—	—	42.5	—	—	42.5
Dividends on common stock ($0.125 per share)	—	—	(10.5)	—	—	(10.5)
Change in other comprehensive income– net of tax	—	—	—	6.9	—	6.9
Stock-based activity	—	5.1	—	—	(0.1)	5.0
Balance, June 30, 2023	$1.1	$925.9	$2,169.2	$(145.2)	$(1,284.9)	$1,666.1
Net income	—	—	38.7	—	—	38.7
Dividends on common stock ($0.125 per share)	—	—	(10.6)	—	—	(10.6)
Repurchases of common stock	—	—	—	—	(30.1)	(30.1)
Change in other comprehensive loss– net of tax	—	—	—	(22.5)	—	(22.5)
Stock-based activity	—	5.6	—	—	(0.9)	4.7
Balance, September 30, 2023	$1.1	$931.5	$2,197.3	$(167.7)	$(1,315.9)	$1,646.3

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2023	$1.1	$936.8	$2,168.7	$(74.1)	$(1,316.0)	$1,716.5
Net income	—	—	36.5	—	—	36.5
Dividends on common stock ($0.15 per share)	—	—	(12.6)	—	—	(12.6)
Repurchases of common stock	—	—	—	—	(100.7)	(100.7)
Change in other comprehensive (loss) income– net of tax	—	—	—	(14.9)	—	(14.9)
Stock-based activity	—	17.8	—	—	(10.5)	7.3
Balance, March 31, 2024	$1.1	$954.6	$2,192.6	$(89.0)	$(1,427.2)	$1,632.1
Net income	—	—	50.0	—	—	50.0
Dividends on common stock ($0.15 per share)	—	—	(12.4)	—	—	(12.4)
Repurchases of common stock	—	—	—	—	(101.1)	(101.1)
Change in other comprehensive (loss) income– net of tax	—	—	—	(2.3)	—	(2.3)
Stock-based activity	—	5.0	—	—	(0.1)	4.9
Balance, June 30, 2024	$1.1	$959.6	$2,230.2	$(91.3)	$(1,528.4)	$1,571.2
Net income	—	—	39.8	—	—	39.8
Dividends on common stock ($0.15 per share)	—	—	(12.2)	—	—	(12.2)
Repurchases of common stock	—	—	—	—	(50.4)	(50.4)
Change in other comprehensive income (loss)– net of tax	—	—	—	37.4	—	37.4
Stock-based activity	—	4.5	—	—	(0.8)	3.7
Balance, September 30, 2024	$1.1	$964.1	$2,257.8	$(53.9)	$(1,579.6)	$1,589.5

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

Investments in Affiliated Companies

Results for the quarters and nine months ended September 30, 2023 included our 50% equity ownership investment in the joint venture in Malaysia which was accounted for using the equity method of accounting. We sold our interest in the joint venture in December 2023. .

Note 2 — Net Income Per Common Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Basic net income per common share:
Net income	$39.8	$38.7	$126.3	$123.9
Weighted average common shares outstanding	81.5	84.6	82.6	84.6

Basic net income per common share	$0.49	$0.46	$1.53	$1.46

Diluted net income per common share:
Net income	$39.8	$38.7	126.3	123.9

Weighted average common shares outstanding — Basic	81.5	84.6	82.6	84.6
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.6	0.4	0.5
Stock options	0.3	0.4	0.3	0.4
Weighted average common shares outstanding — Dilutive	82.1	85.6	83.3	85.5

Diluted net income per common share	$0.49	$0.45	$1.52	$1.45

Total common stock equivalents of 0.9 million and 0.2 million were excluded from the computation of diluted net income per share for the quarters ended September 30, 2024 and 2023, respectively, because to do so would have been anti-dilutive. Total common stock equivalents of 0.6 million and 0.3 million were excluded from the computation of diluted net income per share for the nine months ended September 30, 2024 and 2023, respectively, because to do so would have been anti-dilutive.

Note 3 — Inventories

(In millions)	September 30, 2024	December 31, 2023
Raw materials	$189.7	$131.4
Work in progress	44.2	46.0
Finished goods	142.1	157.0
Total Inventory	$376.0	$334.4

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine months ended September 30, 2024 and 2023 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$-	$0.4	$-	$1.0
Interest cost	0.3	0.1	0.7	0.3
Net amortization	(0.2)	0.2	(0.4)	0.6
Net periodic benefit cost	$0.1	$0.7	$0.3	$1.9

(In millions)	September 30, 2024	December 31, 2023
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$13.9	$1.3
Other non-current liabilities	4.4	16.8
Total accrued benefit	$18.3	$18.1

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.1	$0.5	$0.4
Interest cost	0.1	1.2	0.4	3.7
Expected return on plan assets	-	(1.1)	(0.1)	(3.5)
Net amortization and deferral	-	0.6	0.1	1.8
Net periodic benefit cost	$0.3	$0.8	$0.9	$2.4

(In millions)	September 30, 2024	December 31, 2023
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Accrued liabilities	1.2	0.8
Other non-current liabilities	13.5	12.3
Total accrued benefit	$14.7	$13.1

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the quarters ended September 30, 2024 and 2023, amounts unrelated to service costs were a charge of $0.2 million and $1.0 million, respectively. For the nine months ended September 30, 2024 and 2023, amounts unrelated to service costs were a charge of $0.7 million and $3.0 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. We contributed approximately $0.6 million in the first nine months of 2024 to cover unfunded benefits. We expect to contribute a total of $0.7 million in 2024 to cover unfunded benefits.

Contributions to our European defined benefit retirement plans during the nine months ended September 30, 2024 were approximately $0.8 million. We plan to contribute approximately $1.1 million during 2024 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

We recorded $0.3 million of net amortization gain deferral for the quarter ended September 30, 2023 and $0.8 million of net amortization gain deferral for the nine months ended September 30, 2023. Amounts recorded for both the quarter and nine months ended September 30, 2024 were not material. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the nine months ended September 30, 2024 and 2023 were immaterial.

(In millions)	September 30, 2024	December 31, 2023
Amounts recognized on the balance sheet:
Accrued liabilities	$0.2	$0.2
Other non-current liabilities	0.9	0.9
Total accrued benefit	$1.1	$1.1

Amounts contributed in connection with our postretirement plans were immaterial for both the nine months ended September 30, 2024 and 2023. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.2 million in 2024 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	September 30, 2024	December 31, 2023
Current portion of finance lease	$0.1	$0.1
Current portion of debt	0.1	0.1
Senior unsecured credit facility	105.0	-
4.7% senior notes --- due 2025	300.0	300.0
3.95% senior notes --- due 2027	400.0	400.0
Senior notes --- original issue discount	(0.5)	(0.7)
Senior notes --- deferred financing costs	(1.1)	(1.6)
Non-current portion of finance lease and other debt	1.7	1.7
Long-term debt	805.1	699.4
Total debt	$805.2	$699.5

On April 25, 2023, the Company entered into a new credit agreement (the “Credit Agreement”) to refinance its senior unsecured revolving credit facility (the “Facility”). Under the terms of the Credit Agreement the borrowing capacity is $750.0 million. The Facility matures in April 2028. In connection with the refinancing, the Company incurred approximately $2.5 million in financing costs which were deferred and are amortized over the life of the Facility.

Borrowings under the Facility bear interest, at the Company’s option, for Secured Overnight Financing Rate ("SOFR") borrowings at (i) an Adjusted Term SOFR rate (subject to a 0.00% floor), where such “Adjusted Term SOFR” rate is equal to the Term SOFR rate for the applicable interest period plus 0.10%, plus the Applicable Margin or (ii) for base rate borrowings, the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the Adjusted Term SOFR rate (subject to a 0.00% floor) for a one-month interest period plus 1.00%, in each case plus the Applicable Margin. The “Applicable Margin” initially was 1.125% for SOFR rate borrowings and 0.125% for base rate borrowings, and after September 30, 2023, can fluctuate, determined by reference to the more favorable to the Company of its (i) public debt rating and (ii) consolidated leverage ratio, as specified in the Credit Agreement. Up to $50.0 million of the Facility may be used for letters of credit. The Credit Agreement enables the Company, from time to time, to add term loans or to increase the revolving credit commitment in an aggregate amount not to exceed $500.0 million.

The Credit Agreement contains customary covenants that place restrictions on, among other things, the incurrence of debt by any subsidiaries of the Company, granting of liens and sale of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Credit Agreement also contains financial covenants that require the Company to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio. As of September 30, 2024, the Company was in compliance with all debt covenants.

As of September 30, 2024, total borrowings under the Facility were $105.0 million, which approximated fair value. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of September 30, 2024, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $645.0 million. The weighted average interest rate for the Facility was 6.5% for the nine months ended September 30, 2024.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for the nine months ended September 30, 2024 was 4.0% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $392.7 million at September 30, 2024.

In 2015, the Company issued $300.0 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. In accordance with ASC 470-10-45-14, the Company classified the 4.7% Senior Unsecured Notes due in August 2025 as long-term debt at September 30, 2024 due to the Company’s intent to refinance the senior notes on a long term basis and the Company’s ability to consummate such refinancing as the Company has the ability to draw on the Credit Agreement for the full amount of the Company’s obligations under the senior notes. Such borrowings would be on terms exceeding one year as the Credit Agreement matures in April 2028 and the Credit Agreement is not unilaterally cancellable by the lender. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%. The effective interest rate for the nine months ended September 30, 2024 was 4.9%. Based on quoted prices, the fair value of the senior unsecured notes due in 2025 was $299.6 million at September 30, 2024.

Note 6 — Derivative Financial Instruments

Interest Rate Swap and Interest Lock Agreements

At September 30, 2024 and December 31, 2023, we had no interest rate swap agreements outstanding.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through March 2027. The aggregate notional amount of these contracts was $368.6 million and $393.3 million at September 30, 2024 and December 31, 2023, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, gains of $13.4 million and $4.3 million for the quarter and nine months ended September 30, 2024, respectively, and losses of $12.8 million and $4.5 million for the quarter and nine months ended September 30, 2023, respectively, were recorded in other comprehensive income (loss). We recognized losses of $0.2 million and $2.2 million in gross margin during the quarter and nine months ended September 30, 2024, respectively, and losses of $1.5 million and $7.8 million for the quarter and nine months ended September 30, 2023, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarter and nine months ended September 30, 2024, we recognized net foreign exchange gains of $1.2 million and $3.2 million, respectively, in the Condensed Consolidated Statements of Operations. During the quarter and nine months ended September 30, 2023, we recognized net foreign exchange losses of $1.6 million and $1.4 million, respectively. The net foreign exchange impact recognized from these contracts offsets the translation exposure of these transactions.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2024 and September 30, 2023 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Unrealized gains (losses) at beginning of period, net of tax	$-	$0.4	$5.3	$(10.5)
Losses reclassified to net sales	0.1	1.1	1.6	5.8
Increase (decrease) in fair value	10.0	(9.5)	3.2	(3.3)
Unrealized gains (losses) at end of period, net of tax	$10.1	$(8.0)	$10.1	$(8.0)

Unrealized gains of $10.1 million recorded in accumulated other comprehensive loss, less taxes of $2.6 million, as of September 30, 2024, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of September 30, 2024, we had commodity swap agreements with a notional value of $18.2 million. The swaps mature monthly through September 2026. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items.

The fair values of outstanding derivative financial instruments as of September 30, 2024 and December 31, 2023 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivative Products
Foreign currency forward exchange contracts	$10.4	$4.8	$3.7	$5.5	$0.2	$3.2	$-	$-
Undesignated hedges	0.4	-	-	-	-	1.4	-	-
Commodity swaps	0.6	0.5	0.1	0.2	0.2	1.5	0.1	0.2
Cross currency and interest rate swap	4.4	4.3	3.9	3.7	-	-	-	-
Total Derivative Products	$15.8	$9.6	$7.7	$9.4	$0.4	$6.1	$0.1	$0.2

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended September 30, 2024 that would reduce the receivable amount owed, if any, to the Company.

Note 8 — Revenue

Our revenue is primarily derived from the sale of inventory under long-term contracts with our customers. We have determined that individual purchase orders (“PO”), the terms and conditions of which are taken with a master agreement, create the ASC 606 contracts. For those sales that are not tied to a long-term agreement, we generate a PO that is subject to our standard terms and conditions. In instances where our customers acquire our goods related to government contracts, the contracts are typically subject to terms similar, or equal to, the Federal Acquisition Regulation Part 52.249-2. This regulation contains a termination for convenience clause (“T for C”), which requires that the customer pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the quarters and nine months ended September 30, 2024 and 2023:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Consolidated Net Sales	$456.5	$419.5	$1,429.2	$1,331.5
Commercial Aerospace	295.9	251.9	915.9	800.7
Space & Defense	128.2	128.8	406.2	392.5
Industrial	32.4	38.8	107.1	138.3

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the nine months ended September 30, 2024 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2023	$8.3	$16.8	$25.1
Net revenue billed	1.6	4.4	6.0
Balance at March 31, 2024	$9.9	$21.2	$31.1
Net revenue billed	0.4	3.0	3.4
Balance at June 30, 2024	$10.3	$24.2	$34.5
Net revenue billed	0.9	0.1	1.0
Balance at September 30, 2024	$11.2	$24.3	$35.5

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

Financial information for our operating segments for the quarters and nine months ended September, 2024 and 2023 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended September 30, 2024
Net sales to external customers	$367.6	$88.9	$—	$456.5
Intersegment sales	22.6	0.1	(22.7)	—
Total sales	$390.2	$89.0	$(22.7)	$456.5
Other operating expense	0.2	0.2	—	0.4
Operating income (loss)	56.3	10.0	(13.8)	52.5
Depreciation and amortization	27.3	3.7	—	31.0
Stock-based compensation	0.8	0.2	1.9	2.9
Accrual basis additions to capital expenditures	16.0	2.5	—	18.5

Quarter Ended September 30, 2023
Net sales to external customers	$340.5	$79.0	$—	$419.5
Intersegment sales	16.2	0.2	(16.4)	—
Total sales	$356.7	$79.2	$(16.4)	$419.5
Other operating income	(0.8)	—	—	(0.8)
Operating income (loss)	43.7	6.2	(6.3)	43.6
Depreciation and amortization	27.8	3.7	—	31.5
Stock-based compensation	1.0	0.3	1.3	2.6
Accrual basis additions to capital expenditures	15.6	2.6	—	18.2

Nine Months Ended September 30, 2024
Net sales to external customers	$1,155.7	$273.5	$—	$1,429.2
Intersegment sales	69.8	1.0	(70.8)	—
Total sales	$1,225.5	$274.5	$(70.8)	$1,429.2
Other operating expense	1.0	0.8	—	1.8
Operating income (loss)	194.3	35.9	(53.0)	177.2
Depreciation and amortization	81.8	11.2	—	93.0
Stock-based compensation	5.0	1.3	13.0	19.3
Accrual basis additions to capital expenditures	51.3	8.3	—	59.6

Nine Months Ended September 30, 2023
Net sales to external customers	$1,097.2	$234.3	$—	$1,331.5
Intersegment sales	54.0	1.7	(55.7)	—
Total sales	$1,151.2	$236.0	$(55.7)	$1,331.5
Other operating (income) expense	(0.3)	0.2	—	(0.1)
Operating income (loss)	181.1	25.0	(38.4)	167.7
Depreciation and amortization	82.5	10.7	—	93.2
Stock-based compensation	5.2	1.4	11.7	18.3
Accrual basis additions to capital expenditures	41.6	47.1	—	88.7

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2023	$87.2	$164.1	$251.3
Amortization expense	(0.4)	(1.3)	(1.7)
Currency translation adjustments	0.5	(2.4)	(1.9)
Balance at September 30, 2024	$87.3	$160.4	$247.7

At September 30, 2024, the balance of goodwill and intangible assets was $189.7 million and $58.0 million, respectively.

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of September 30, 2024 and December 31, 2023 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2023	$1.0	$5.7	$(80.8)	$(74.1)
Other comprehensive income before reclassifications	0.1	4.5	14.5	19.1
Amounts reclassified from accumulated other comprehensive loss	(0.4)	1.5	—	1.1
Other comprehensive (loss) income	(0.3)	6.0	14.5	20.2
Balance at September 30, 2024	$0.7	$11.7	$(66.3)	$(53.9)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2024 and 2023 were as follows:

	Quarter Ended September 30, 2024		Quarter Ended September 30, 2023		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax loss (gain)	Net of tax loss (gain)	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$(0.2)	$(0.2)	$0.6	$0.4	$(0.4)	$(0.4)	$1.6	$1.2

Derivative Products
Foreign currency forward exchange contracts	0.2	0.3	1.5	1.1	2.2	1.6	7.8	5.7
Commodity swaps	0.4	0.4	1.9	1.4	0.4	0.3	4.6	3.5
Interest rate swaps	4.5	3.4	(1.1)	(0.9)	(0.6)	(0.4)	(4.3)	(3.3)
Total Derivative Products	$5.1	$4.1	$2.3	$1.6	$2.0	$1.5	$8.1	$5.9

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, our aggregate environmental related accruals were $0.4 million and $0.7 million, respectively. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the nine months ended September 30, 2024, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2023	$2.8
Warranty expense	0.8
Deductions and other	(0.3)
Balance as of March 31, 2024	$3.3
Warranty expense	1.4
Deductions and other	(1.2)
Balance as of June 30, 2024	$3.5
Warranty expense	0.9
Deductions and other	(0.4)
Balance as of September 30, 2024	$4.0

Note 12 — Restructuring

We recognized restructuring charges of $0.4 million and $1.8 million for the quarters and nine months ended September 30, 2024, respectively, primarily related to severance. Anticipated future cash payments as of September, 2024 were $1.5 million.

		Activity for the Quarter Ended September 30, 2024
	June 30,	Restructuring		Cash		September 30,
(In Millions)	2024	Charge	FX Impact	Paid	Non-Cash	2024
Employee termination	$1.4	$0.4	$(0.1)	$(0.2)	$—	$1.5
Impairment and other	—	—	—	—	—	—
Total	$1.4	$0.4	$(0.1)	$(0.2)	$—	$1.5

		Activity for the Nine Months Ended September 30, 2024
	December 31,	Restructuring		Cash		September 30,
(In Millions)	2023	Charge	FX Impact	Paid	Non-Cash	2024
Employee termination	$1.2	$1.8	$(0.1)	$(1.4)	$—	$1.5
Impairment and other	—		—	—		—
Total	$1.2	$1.8	$(0.1)	$(1.4)	$—	$1.5

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

During the three months ended September 30, 2024, the Company repurchased 791,819 shares of common stock in open market transactions under the 2024 Share Repurchase Plan at an average price of $63.09 per share and at a cost of $50.4 million, including commissions and excise tax, leaving approximately $234.9 million available for additional repurchases under the 2024 Share Repurchase Plan. During the nine months ended September 30, 2024, the Company repurchased a total of 3,649,310 shares at a total cost of $252.2 million. The acquisition of these shares was accounted for under the treasury stock method.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop, manufacture, and market lightweight, high-performance structural materials, including carbon fiber, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, resins, engineered core and composite structures for use in Commercial Aerospace, Space & Defense, and Industrial markets. We propel the future of flight, energy generation, transportation, and recreation through excellence in providing innovative high-performance material solutions that are lighter, stronger and tougher, helping to create a better world for us.

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

Our business is continuing to recover from the impacts of the COVID-19 pandemic, driven by growth in air travel and an increase in aircraft build rates. The post-recovery period continues to have many challenges across the markets Hexcel operates in, including delays in aircraft production rates, related to, among other impacts, global logistics, supply chain issues, inflationary pressures, and effects from geopolitical issues and conflicts. These challenges have had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our financial results.

Financial Overview

Results of Operations

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	% Change	2024	2023	% Change
Net sales	$456.5	$419.5	8.8%	$1,429.2	$1,331.5	7.3%
Net sales change in constant currency			8.3%			7.2%
Operating income	$52.5	$43.6	20.4%	$177.2	$167.7	5.7%
As a percentage of net sales	11.5%	10.4%		12.4%	12.6%
Net income	$39.8	$38.7	2.8%	$126.3	$123.9	1.9%
Diluted net income per common share	$0.49	$0.45	8.9%	$1.52	$1.45	4.8%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2024 and 2023:

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
Consolidated Net Sales	$456.5	$419.5	8.8%	$1,429.2	$1,331.5	7.3%
Commercial Aerospace	295.9	251.9	17.5%	915.9	800.7	14.4%
Space & Defense	128.2	128.8	(0.5)%	406.2	392.5	3.5%
Industrial	32.4	38.8	(16.5)%	107.1	138.3	(22.6)%

Composite Materials	$367.6	$340.5	8.0%	$1,155.7	$1,097.2	5.3%
Commercial Aerospace	250.3	212.7	17.7%	774.4	684.8	13.1%
Space & Defense	85.9	90.0	(4.6)%	276.6	276.7	-
Industrial	31.4	37.8	(16.9)%	104.7	135.7	(22.8)%

Engineered Products	$88.9	$79.0	12.5%	$273.5	$234.3	16.7%
Commercial Aerospace	45.6	39.2	16.4%	141.5	115.9	22.1%
Space & Defense	42.3	38.8	9.0%	129.6	115.8	11.9%
Industrial	1.0	1.0	-	2.4	2.6	(7.7)%

Sales by Segment

Composite Materials: Net sales of $367.6 million in the third quarter of 2024 increased by $27.1 million or 8.0% from the prior year quarter driven by Commercial Aerospace sales which increased $37.6 million or 17.7%. Net sales of $1,155.7 million for the first nine months of 2024 increased 5.3% compared to the same period last year also driven by strong sales in Commercial Aerospace.

Engineered Products: For the third quarter of 2024, net sales of $88.9 million increased $9.9 million or 12.5% as compared to the prior year quarter. Net sales of $273.5 million for the first nine months of 2024 increased 16.7% compared to the same period last year. The increase for both the third quarter and nine months ended September 30, 2024 over the respective periods in the prior year was driven by higher Commercial Aerospace and Space & Defense sales.

Sales by Market

For the third quarter of 2024, Commercial Aerospace sales of $295.9 million increased 17.5% (17.0% in constant currency) compared to the third quarter of 2023. Airbus programs drove the sales growth including the A350 and A320neo. Boeing 787 sales also increased. Other Commercial Aerospace sales for the third quarter of 2024 increased 9.1% compared to the third quarter of 2023 with growth led by the latest-generation business jet sales. Sales of $915.9 million increased 14.4% (14.3% in constant currency) for the first nine months of 2024 compared to the first nine months of 2023. Growth was led by the A350, 787, and A320neo. Other Commercial Aerospace increased 5.8% for the first nine months of 2024 compared to the same period in 2023 supported by the latest-generation business jets.

Space & Defense sales of $128.2 million were relatively flat (0.9% lower in constant currency) for the third quarter of 2024 as compared to the third quarter of 2023. Strength in the CH-53K and Black Hawk was offset by lower V-22 and Space sales, as well as, softer launcher, satellite and rocket motor sales. For the first nine months of 2024, Space & Defense sales of $406.2 million increased 3.5% (3.4% in constant currency) as compared to the first nine months of 2023. Key program growth including the F-35, CH-53K, Black Hawk and European military helicopter programs were partially offset by the wind down of V-22 production, and lower civilian helicopter and satellite sales.

Total Industrial sales of $32.4 million in the third quarter of 2024 decreased 16.5% (17.3% in constant currency) compared to the third quarter of 2023. Total Industrial sales of $107.1 million in the first nine months of 2024 decreased 22.6% (22.8% in constant currency) compared to the first nine months of 2023. The decreases for both the third quarter and nine months ended September 30, 2024 as compared to the same periods in 2023 was due to declines in all sub-markets.

Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
Gross margin	$106.5	$91.6	16.3%	$351.3	$330.1	6.4%
Percentage of sales	23.3%	21.8%		24.6%	24.8%

Gross margin for the third quarter of 2024 was 23.3% compared to 21.8% in the third quarter of 2023 and 24.6% and 24.8% for the first nine months of 2024 and 2023, respectively. The third quarter 2024 improvement in gross margin as compared to the prior year quarter was primarily due to favorable cost leverage from higher sales. The higher gross margin percentage in the first nine months of 2023 benefitted from favorable margin absorption and sales mix in the initial three months of the year.

Operating Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
SG&A expense	$39.8	$35.4	12.4%	$128.7	$121.9	5.6%
Percentage of sales	8.7%	8.4%		9.0%	9.2%

R&T expense	$13.8	$13.4	3.0%	$43.6	$40.6	7.4%
Percentage of sales	3.0%	3.2%		3.1%	3.0%

Selling, general and administrative expenses were higher for the third quarter and first nine months of 2024 as compared to the respective periods in 2023. The increase in selling, general and administrative expenses for both the third quarter and first nine months of 2024 was primarily driven by higher employee-related expenses. Research and technology expenses for the third quarter and first nine months of 2024 increased slightly compared to the same periods in 2023. The increases in both periods were due primarily to higher employee-related costs as well as expenses related to development projects.

Operating Income

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
Consolidated operating income	$52.5	$43.6	20.4%	$177.2	$167.7	5.7%
Operating margin	11.5%	10.4%		12.4%	12.6%
Composite Materials	56.3	43.7	28.8%	194.3	181.1	7.3%
Operating margin	14.4%	12.3%		15.9%	15.7%
Engineered Products	10.0	6.2	61.3%	35.9	25.0	43.6%
Operating margin	11.2%	7.8%		13.1%	10.6%
Corporate & Other	(13.8)	(6.3)	(119.0)%	(53.0)	(38.4)	(38.0)%

Operating income for the third quarters of 2024 and 2023 was $52.5 million and $43.6 million, respectively. Operating income for the first nine months of 2024 was $177.2 million compared to $167.7 million for the same period last year. Overall, operating income for both the third quarter and nine months of 2024 benefited from higher sales, as compared to the prior year periods.

Interest Expense, Net

	Quarter Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
Interest expense, net	$8.5	$7.8	9.0%	$23.1	$26.4	(12.5)%

Interest expense for the third quarter of 2024 was higher compared to the prior year period primarily due to higher average borrowings under the Facility, as well as, higher average interest rates. Interest expense for the nine months ended September 30, 2024 was lower compared to the prior year period due to lower average debt levels, partially offset by higher average interest rates.

Provision for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Income tax expense (benefit)	$4.2	$(0.7)	$27.8	$22.5
Effective tax rate	9.6%	(2.0)%	18.0%	15.9%

Tax expense for the quarter ended September 30, 2024 was $4.2 million as compared to a tax benefit of $0.7 million for the quarter ended September 30, 2023. Tax expense for the nine months ended September 30, 2024 was $27.8 million compared to $22.5 million for the comparative period in 2023. The quarters and nine months ended September 30, 2024 and 2023 included discrete tax benefits of $1.8 million and $5.6 million, respectively, primarily related to adjustments based on the finalization of prior year tax returns.

Financial Condition

Liquidity: Cash on hand at September 30, 2024 was $98.2 million as compared to $227.0 million at December 31, 2023. As of September 30, 2024, total debt was $805.2 million as compared to $699.5 million at December 31, 2023.

Under the Facility, total borrowings at September 30, 2024 were $105.0 million, which approximated fair value. The Facility agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million. As of September 30, 2024, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $645.0 million. The weighted average interest rate for the Facility was 6.5% for the nine months ended September 30, 2024. For further information regarding our Facility, see Note 5, Debt, to the accompanying condensed consolidated financial statements of this Form 10-Q.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility, as well as access to capital markets. As of September 30, 2024, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations.

The remaining authorization under the share repurchase program at September 30, 2024 was $234.9 million. On October 21, 2024, our Board of Directors declared a quarterly dividend of $0.15 per share payable to stockholders of record as of November 1, 2024, with a payment date of November 8, 2024.

Operating Activities: Net cash provided by operating activities for the first nine months of 2024 was $127.3 million compared to $98.1 million for the same period last year. Working capital was a cash use of $93.1 million for the first nine months of 2024 as compared to a use of $112.1 million in the same period in 2023 with the variance primarily attributable to higher payables and accruals in 2024.

Investing Activities: Net cash used for investing activities was $68.4 million and $81.6 million in the first nine months of 2024 and 2023, respectively. Capital expenditures for the first nine months of 2024 were $68.4 million as compared to $94.4 million for the same period last year, which also included approximately $38.0 million for the acquisition of the land and building at our Amesbury, Massachusetts facility. The nine months ended September 30, 2023, also included proceeds of $10.3 million from the sale of the Windsor facility.

Financing Activities: Net cash used for financing activities was $187.8 million for first nine months of 2024 compared to a net cash use of $29.7 million in the same period in 2023. Borrowings under the credit facilities during the first nine months of 2024 were $160.0 million compared to $163.0 million in the prior year period. Repayments were $55.0 million during the first nine months of 2024 compared to $133.0 million in the prior year period. Quarterly dividend payments to shareholders were $37.2 million during the first nine months of 2024 compared to $31.7 million in the prior year period. During the nine months ended September 30, 2024, repurchases of common stock totaled $252.2 million compared to $30.1 million in the same period in 2023.

Financial Obligations and Commitments: The next significant scheduled debt maturity will occur in August 2025 when our 4.7% Senior Unsecured Notes are due. Certain sales and administrative offices, data processing equipment and manufacturing facilities are leased under operating leases.

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

	Operating Income
	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
GAAP operating income	$52.5	$43.6	$177.2	$167.7
Other operating expense (income) (a)	0.4	(0.8)	1.8	(0.1)
Adjusted operating income (non-GAAP)	$52.9	$42.8	$179.0	$167.6

	Quarter Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
GAAP net income	$39.8	$0.49	$38.7	$0.45	$126.3	$1.52	$123.9	$1.45
Other operating expense (income), net of tax (a)	0.3	-	(0.6)	(0.01)	1.4	0.01	(0.1)	-
Tax benefit (b)	(1.8)	(0.02)	(5.6)	(0.06)	(1.8)	(0.02)	(5.6)	(0.07)
Adjusted net income (non-GAAP)	$38.3	$0.47	$32.5	$0.38	125.9	1.51	$118.2	$1.38

(a)
The quarters and nine months ended September 30, 2024 and 2023 included restructuring costs primarily related to severance. The quarter and nine months ended September 30, 2023 also included the net gain of $0.8 million from the sale of the Windsor facility.

(b)
The quarters and nine months ended September 30, 2024 and 2023 included discrete tax benefits of $1.8 million and $5.6 million, respectively, primarily related to adjustments based on the finalization of prior year tax returns.

	Nine Months Ended September 30,
(In millions)	2024	2023
Net cash provided by operating activities	$127.3	$98.1
Less: Capital expenditures	(68.4)	(94.4)
Free cash flow (non-GAAP)	$58.9	$3.7

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2024, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 19, 2024, the Board approved a $300 million share repurchase plan (the “2024 Share Repurchase Plan”) which was in addition to the amount that remained available for repurchases under the company's previous repurchase plan at such time.

During the three months ended September 30, 2024, the Company repurchased 791,819 shares of common stock in open market transactions under the 2024 Share Repurchase Plan at an average price of $63.09 per share and at a cost of $50.4 million, including commissions and excise tax, leaving approximately $234.9 million available for additional repurchases under the 2024 Share Repurchase Plan as of September 30,2024. The acquisition of these shares was accounted for under the treasury stock method.

The following is a summary of share repurchase activity during the fiscal quarter ended September 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value (Millions) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2023	249,409	$64.11	249,409	$269.1
August 1 — August 31, 2024	542,410	$62.62	542,410	$234.9
Total	791,819	$63.09	791,819	$234.9

ITEMS 3, 4 and 5 are not applicable, and therefore have been omitted.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
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

10.4*

Form of Restricted Stock Unit Agreement – Executive Retention Award (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

October 21, 2024	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer