Form 10-K
period 2024-12-31
HEXCEL CORP /DE/
filed 2025-02-05
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $5,103,866,076 based on the reported last sale price of common stock on June 30, 2024, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2025
COMMON STOCK	81,131,632

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

Auditor Firm Id: Auditor Name: Auditor Location:

00042 Ernst & Young LLP Stamford, Connecticut

HEXCEL CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2024

PART I

ITEM 1. Business.

General

Hexcel Corporation and its subsidiaries (herein referred to as “Hexcel”, “the Company”, “we”, “us”, or “our”), is a global leader in advanced lightweight composites technology. We propel the future of flight and transportation through excellence in advanced material lightweighting solutions that create a better world for us all. Our broad product range includes carbon fiber, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, resins, engineered core and composite structures for use in commercial aerospace, space and defense, and industrial applications.

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

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2024.

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

Structural Adhesives: We manufacture and market a comprehensive range of HexBond® film and paste adhesives. These structural adhesives, which bond metal to metal and composites and honeycomb structures, are used in the aerospace industry and for select industrial applications.

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

The following tables identify the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS
Aernnova	Dassault	Northrop Grumman
Airbus	Embraer	Pratt & Whitney (2)
Bell (1)	FACC	Safran
The Boeing Company	General Electric	Sikorsky (4)
Bombardier	GKN	Syensqo
CFAN	Gulfstream (3)	Spirit Aerosystems
Collins Aerospace (2)	Leonardo	Toray
CTRM Aero Composites	Lockheed Martin	RTX
Daher	Nordam

(1) A Textron Company

(2) A RTX Company

(3) A General Dynamics Company

(4) A Lockheed Martin Company

MANUFACTURING FACILITIES
Casa Grande, Arizona	Neumarkt, Austria
Dagneux, France	Parla, Spain
Decatur, Alabama	Roussillon, France
Duxford, England	Salt Lake City, Utah
Illescas, Spain	Seguin, Texas
Leicester, England	Stade, Germany
Les Avenières, France	Vert-le-Petit, France

Net sales for the Composite Materials segment to third-party customers were $1.531.0 million in 2024, $1,474.2 million in 2023, and $1,279.7 million in 2022, which represented about 80% of our net sales each year. Net sales for composite materials are highly dependent upon the number of commercial aircraft produced as further discussed under the captions “Significant Customers”, “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Net sales for the Engineered Products segment to third-party customers were $372.0 million in 2024, $314.8 million in 2023, and $298.0 million in 2022, which represented approximately 20% of our net sales each year.

The Engineered Products segment, prior to 2024, had included a 50% ownership interest in a Malaysian joint venture, Aerospace Composites Malaysia Sdn. Bhd. (“ACM”) with Boeing Worldwide Operations Limited. Hexcel historically purchased certain semi-finished composite components from the joint venture and performed inspection and additional assembly work prior to direct delivery to Boeing production lines. As part of Boeing's supply chain optimization, this assembly work was transferred overseas in stages in 2020 and 2021 to other parts of the Boeing supply chain, including ACM. Under the ACM joint venture structure, 50% of ACM net income accrued to Hexcel. In December 2023, Hexcel sold its 50% interest in ACM to Boeing.

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
Sikorsky (2)
Spirit Aerosystems
RTX

(1) A Textron Company

(2) A Lockheed Martin Company

Significant Customers

Approximately 40%, 39% and 38% of our 2024, 2023 and 2022 net sales, respectively, were to Airbus and its subcontractors. Of the 40% of overall sales to Airbus and its subcontractors in 2024, 37% related to Commercial Aerospace market applications and 3% related to Space & Defense market applications. Approximately 15%, 15% and 14% of our 2024, 2023 and 2022 net sales, respectively, were to Boeing and its subcontractors. Of the 15% of overall sales to Boeing and its subcontractors in 2024, 13% related to Commercial Aerospace market applications and 2% related to Space & Defense market applications.

Markets

Our products are sold for a broad range of end-uses where durability, strength and weight are important factors to our customers. We sell to three different markets: Commercial Aerospace, Space & Defense and Industrial.

Commercial Aerospace

The Commercial Aerospace industry is our largest user of advanced composites. Commercial Aerospace represented 63% of our 2024 net sales. Approximately 80% of these revenues can be identified as sales to Airbus, Boeing, and their subcontractors for the production of commercial aircraft. Approximately 20% of these revenues were for business jets and regional and other commercial aircraft. The economic benefits to airlines from weight savings in both fuel economy and aircraft range, combined with the design enhancement that comes from the advantages of advanced composites over traditional materials, have resulted in the aerospace industry becoming the leader in the adoption and use of these materials. While military aircraft and spacecraft have led the development and adoption of these materials, Commercial Aerospace has greater production volumes and has commercialized the use of these products. Accordingly, the demand for advanced composites structural material products is closely correlated to the demand for new commercial aircraft.

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

A second factor, which is less sensitive to the general economy, is the replacement rates for existing aircraft. The rates of retirement of passenger and freight aircraft, resulting mainly from obsolescence, are determined in part by the regulatory requirements established by various civil aviation authorities worldwide as well as public concern regarding aircraft age, safety, noise, and emissions. These rates may also be affected by the desire of the various airlines to improve operating costs with higher payloads and more fuel-efficient aircraft (which in turn is influenced by the price of fuel) and by reducing maintenance expense. In addition, pressure is increasing on airlines to replace their aging fleet with more fuel efficient and quieter aircraft to be more environmentally responsible. For example, aircraft operators subject to the European Union Emissions Trading Scheme (EU-ETS) are facing high costs to purchase carbon credits for compliance, which may influence fleet replacement plans to purchase lightweight new aircraft. Additionally, the International Civil Aviation Organization (ICAO) Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA) emission reduction mandates for international aviation becomes mandatory on January 1, 2027, which may influence fleet renewal. When aircraft are retired from commercial airline fleets, they may be converted to cargo freight aircraft, used for parts, or scrapped.

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

Airbus and Boeing combined backlog at December 31, 2024 was 14,903 aircraft, or a 1.0% increase compared to December 31, 2023. The backlogs are at near record levels reflecting strong demand as well as continued production challenges and constraints within the commercial aerospace supply chain that has been limiting the production of new aircraft. The balance of our Other Commercial Aerospace sales is related to business jets and regional aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.

Space & Defense

The Space & Defense market represented 30% of our 2024 net sales. The Space & Defense market has historically been an innovator in the use of, and source of significant demand for, advanced composites. The aggregate demand by Space & Defense customers is primarily a function of procurement of military aircraft, rotorcraft and space craft that utilize advanced composites, including the United States, a number of Western European countries, as well as a select number of other countries globally. We are qualified to supply materials to a broad range of military aircraft, commercial helicopter and space programs, including the Lockheed Martin F-35 (Lightning), Sikorsky CH-53K (King Stallion), Bell-Boeing V-22 (Osprey) tilt rotor aircraft, Sikorsky UH-60 Black Hawk, Dassault Rafale, Airbus A400M and Embraer KC-390 military transport aircraft. The F-35, which is our largest program, represents less than 25% of revenues in this market. No other program accounts for more than 10% of our revenues in this market. The sales from these programs are dependent upon government funding. Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for both government funded and commercial launch vehicles, and satellite buss and solar arrays for military and commercial satellites.

Another growth generating trend for Hexcel is the further penetration of composites in rotorcraft blades, including both new and replacement blades. The Sikorsky Black Hawk wide chord blade program was the largest blade program in 2024 and 2023. Hexcel composites are being used in prototypes of new military and civilian helicopters globally. CH-53K is a future growth program, including the composite helicopter blades and new helicopter programs in development which use Hexcel composites in prototypes. The blades include Composite Materials products such as carbon fiber, prepregs, and honeycomb core to improve blade performance. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing for rotorcraft.

Industrial

The Industrial market represented 7% of our 2024 net sales. The revenue from this market includes automotive, a wide variety of recreational products, consumer electronics, marine, wind turbine blades and other industrial applications. Some of these applications represent emerging opportunities for our products. In developing new applications, we seek those opportunities where advanced composites technology offers significant benefits to the end user, often applications that demand highly engineered performance. This includes carbon fiber and resin formulations that we produce as well as glass fiber we purchase from third parties that we then combine with our resin formulations and weaving expertise. Within the Industrial market, automotive is the largest submarket with sales to high-end performance vehicles. The Industrial market also includes sales to major end user sub-markets, in order of size based on our 2024 sales: general industrial applications (including those sold through distributors), transportation (e.g., automobiles, mass transit and high-speed rail, and marine applications) and consumer electronics, wind energy, and recreational equipment (e.g., skis and snowboards, bicycles and hockey sticks). Historically, wind energy comprised the largest submarket within industrial as we purchase third-party glass fiber and add value with our weaving expertise and resin formulations. The financial returns on new wind energy business became unattractive to the Company as the global wind industry works through a period of turmoil in terms of inflationary cost impacts, logistics challenges, permitting delays, and stiff competition amongst multiple wind turbine manufacturers globally. We continue to produce material for wind blades at our European facility under existing contracts for a number of legacy turbines. Our participation in Industrial applications complements our commercial and military aerospace businesses, and in many instances, technology or products now used in aerospace were started in Industrial. In response to changing market dynamics, we are committed to pursuing the utilization of advanced structural material technology and introducing new innovations to support our customers where it can generate significant value and we can maintain a sustainable competitive advantage.

Further discussion of our markets, including certain risks, uncertainties, and other factors with respect to “forward-looking statements” about those markets, is contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward Looking Statements” and “Risk Factors.”

Backlog

In recent years, our customers have demanded shorter order lead times and “just-in-time” delivery performance. While we have many multi-year contracts with our major aerospace customers and our largest Industrial customer, most of these contracts specify the proportion of the customers’ requirements that will be supplied by us and the terms under which the sales will occur, not the specific quantities to be procured or the specific dates for delivery. Our Industrial customers, in particular, have always desired to order their requirements on as short a lead-time as possible. As a result, twelve-month order backlog is not a meaningful trend indicator for us.

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

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”). The primary raw material for PAN is acrylonitrile. All of the PAN we produce is for internal carbon fiber production. We utilized between 60% and 65% by value of the carbon fiber we produced in both 2024 and 2023 with the remainder of our output sold to third-party customers. However, as one of the world’s largest consumers of high-performance carbon fiber, we also purchase significant quantities of carbon fiber from external sources for our own use. The sources of carbon fiber we can use in any product or application are generally dictated by customer qualifications or certifications. Otherwise, we select a carbon fiber based on performance, price, and availability. With the increasing demand for carbon fiber, particularly in aerospace applications, in recent years we increased our PAN and carbon fiber capacity to serve the growing needs of our customers and our own downstream products.

In early 2023, we announced that we resumed construction of a new carbon fiber line in Decatur, AL. We had previously paused construction on this line in early 2020. This carbon fiber line is expected to be qualified to produce carbon fiber for aerospace markets in 2028. After a new production line starts operating, it can take up to a year to be certified for aerospace applications. Additionally in 2023, we completed the expansion of our Engineered Products facility in Casablanca, Morocco as we doubled the size of the facility to meet growing aerospace demand.

We formulate a variety of resin systems that are tailored to specific applications and support the process for manufacturing composite parts. The type of epoxy and curative used in the resin systems vary depending on the application being considered, including the required service temperature, mechanical performance, and rate of cure. We continually focus on innovation that will help our customers reduce their cycle time and increase their production through-put, including lower curing temperatures, faster curing times, and enhancing the flow characteristics of the resin formulations, particularly for out-of-autoclave infusion and resin transfer molding manufacturing processes.

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

Our newest R&T Center of Excellence in Salt Lake City, Utah, which was completed in early 2023, supports next-generation composite technology development across our business including applications for the Commercial Aerospace, Space & Defense and Industrial markets. The 100,000 square foot facility is adjacent to our existing carbon fiber and prepreg manufacturing operations in Salt Lake City.

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

Environmental Matters

We view climate change as an important social issue that presents some level of risk to our business while also creating opportunities for greater adoption of lightweight advanced composites. Our strategic and operational decision making is influenced by our commitment to reduce the environmental impact of our operations, including our carbon footprint, air and water emissions and waste reduction. We continue to pursue initiatives to improve our emissions profile through operational efficiency improvements that reduce our reliance on fossil fuels and increase our use of renewable power. We procure renewable power through our energy suppliers and at several sites, through power purchase agreements (PPA). We also work with our energy suppliers to provide on-site renewable power including the installation of on-site solar panels at our manufacturing sites in Neumarkt, Austria, Casa Grande, Arizona, and Casablanca, Morocco. The generation of solar power reduces our demand for fossil-fuel powered electricity, which supports our carbon and greenhouse gas emission reduction goals. We have applied this same approach to our product life cycle, implementing circular economic principles to reduce waste – both in our manufacturing and product packaging. At this time, we are not subject to carbon emission trading programs at any of our facilities, though we are actively monitoring country and region-specific regulations and trends to ensure future potential pricing and capital expenditures are incorporated into our product portfolio planning.

Governments and agencies worldwide are increasingly proposing and/or implementing legislation, regulations and other requirements resulting in more restrictive air emission limits globally, which could impact our operations. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in manufacturing processes or product designs and could increase environmental compliance expenditures, including increased energy, controls and raw materials costs. Conversely, the increasing global emphasis on emissions reduction supports the adoption of our advanced composite light weighting solutions for transportation applications. We also market composite solutions that reduce aircraft engine noise, which benefits local communities near airports, supports aircraft operators in geographies that are subject to local noise abatement programs, and enables more direct routes for aircraft that save fuel rather than having to fly longer routes to avoid noise-sensitive areas.

We are subject to various International and U.S. federal, state, and local environmental and health and safety laws and regulations. We are also potentially subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and similar state local and international laws and regulations that impose responsibility for the control, remediation and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and associated financial liability. To date, environmental control regulations have not had a significant adverse effect on our overall operations and approximately 91% of our sites as of December 31, 2024 are ISO14001:2015 certified under a Corporate umbrella certification.

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

Competition

In the production and sale of advanced composites, we compete with a number of U.S. and international companies on a worldwide basis. The broad markets for composites are highly competitive, and we have focused on both specific sub-markets and specialty products within markets. In addition to competing directly with companies offering similar products, we compete with producers of substitutes for composites such as metal, structural foam, and wood. Depending upon the material and markets, relevant competitive factors include technology, product performance, historical database of usage, on-time delivery, service, price, customer preference for sole sourcing and the ease-of-use of our material to support customer-preferred processes.

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

An engaged, innovative, skilled, and collaborative workforce is critical to our continued leadership in the advanced composites industry. We operate globally under policies and programs that provide competitive wages, benefits, and terms of employment. We are committed to efforts to foster an inclusive work environment that supports our global workforce through recruiting efforts, equitable compensation policies, and educational workshops to promote a positive and collaborative culture. Our recruitment efforts include targeted university recruitment and attendance at conferences promoting racial and gender diversity in engineering, which have historically been a major source of candidates for our summer internship program and Early Career Program for new hires.

Employee levels are managed to align with business demand and, while we have experienced and continue to expect tight labor markets, management believes it currently has sufficient human capital to operate our business successfully. As of December 31, 2024, we employed 5,894 full-time employees and contract workers: 3,120 in the United States and 2,774 in other countries. We employ a minimal number of contract workers. Approximately 26% of employees in the United States and the majority of those in Europe are represented by unions or works’ councils. We believe that our relations with employees, unions and works’ councils are good. The total number of full-time employees and contract workers as of December 31, 2023 and 2022 was 5,590 and 5,328, respectively.

Other Information

Our internet website is www.hexcel.com. Information contained on or accessible through our website, including any reports available therein, is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the Securities and Exchange Commission (“SEC”). Any reference to our website in this Annual Report on

Form 10-K is intended to be an inactive textual reference only. We make available, free of charge through our website, our Form 10-Ks, 10-Qs and 8-Ks, and any amendments to these forms, as soon as reasonably practicable after filing with, or furnishing to, the SEC.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target,” “would,” “will” and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain and are subject to changing assumptions. No assurance can be given that any commitment, plan, initiative, projection, goal, expectation, or prospect set forth in this Annual Report on Form 10-K can or will be achieved. Inclusion of information in this Annual Report on Form 10-K is not an indication that the subject or information is material to our business or operating results

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others and the revenues we may generate from an aircraft model or program; (b) expectations with regard to the impact of regulatory activity related to the Boeing 737 MAX on our revenues; (c) expectations with regard to raw material cost and availability; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations regarding revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding sales for industrial applications; (g) expectations regarding cash generation, working capital trends, and inventory levels; (h) expectations as to the level of capital expenditures, capacity, including the timing of completion of capacity expansions, and qualification of new products; (i) expectations regarding our ability to improve or maintain margins; (j) expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy; (k) projections regarding our tax rate; (l) expectations with regard to the continued impact of macroeconomic factors or geopolitical issues or conflicts; (m) expectations regarding our strategic initiatives, including our sustainability goals; (n) expectations with regard to the effectiveness of cybersecurity measures; (o) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations; and (p) our expectations of financial results for 2025 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the extent of the impact of macroeconomic factors or geopolitical issues or conflicts; reductions in sales to any significant customers, particularly Airbus or Boeing, including related to regulatory activity or public scrutiny impacting the Boeing 737 MAX; our ability to effectively adjust production and inventory levels to align with customer demand; our ability to effectively motivate, retain and hire the necessary workforce; the availability and cost of raw materials, including the impact of supply disruptions and inflation; our ability to successfully implement or realize our strategic initiatives, including our sustainability goals and any restructuring or alignment activities in which we may engage; changes in sales mix; changes in current pricing due to cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; timely new product development or introduction; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; cybersecurity-related risks, including the potential impact of breaches or intrusions; currency exchange rate fluctuations; changes in political, social and economic conditions, including the effect of change in global trade policies, tariff rates, economic sanctions and embargoes; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; the effects of natural disasters or other severe weather events, which may be worsened by the impact of climate change, and other severe catastrophic events, including any public health crisis; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

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

Since 2022, air traffic has continued to grow and led to record demand for aircraft. However, supply chain challenges in the Commercial Aerospace industry, as well as labor disruptions and regulatory issues experienced by certain participants in the industry, continue to delay planned production and negatively impact aircraft build rates. Ongoing or additional deferrals, cancellations, or reductions in demand that result in decreased aircraft build rates would, if significant, have a negative impact on sales for our Commercial Aerospace products and as a result reduce our operating income. Approximately 63% of our sales for 2024 were derived from sales to the Commercial Aerospace industry. Ongoing pressures on build rates, or reductions in demand, for commercial aircraft or a delay in deliveries could result from many factors, including delays in the startup or ramp-up of new programs, suspension or discontinuation of current commercial aircraft programs, changes in the propensity for the general public to travel by air (including as a result of terrorist events and any subsequent military response, a public health crisis or a global conflict), a significant change in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, environmental concerns (including climate change), consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases, inventory corrections or disruptions throughout the supply chain, labor disruptions and work stoppages and slower macroeconomic growth.

At different times, both Airbus and Boeing have experienced various delays in the start and ramp up of several aircraft programs. For instance, both Boeing and Airbus have, in recent years, experienced difficulties meeting production goals due to supply chain delays, and, in fall 2024, Boeing experienced delays in 737 MAX and other aircraft production due to a strike by factory workers. In the past, these have delayed our expected growth, or our effective utilization of capacity installed for such growth. Future delays, or production cuts arising from the impact of macroeconomic events, geopolitical conditions, global conflict or supply chain and labor disruptions, in these or other major new customer programs could similarly impact our results.

In addition, our customers emphasize the need for cost reduction or other improvements in contract terms throughout the supply chain. In response to these pressures, we may be required to accept increased risk or face the prospects of margin compression on some products in the future. Where possible, we seek to offset or mitigate the impact of such pressures through productivity and performance improvements, cost index contractual provisions, hedging and other actions, which may not be successful.

A significant decline in business with Airbus, Boeing, or other significant customers could materially impact our business, operating results, prospects, and financial condition.

We have concentrated customers in the Commercial Aerospace and the Space & Defense markets. In the Commercial Aerospace market, approximately 80%, and in the Space & Defense market, approximately 19%, of our 2024 sales were made to Airbus and Boeing and their related subcontractors. For the years ended December 31, 2024 and December 31, 2023, approximately 40% and 39% of our total consolidated sales, respectively, were to Airbus, and its related subcontractors and approximately 15% and 15% of our total consolidated sales, respectively, were to Boeing and its related subcontractors. Significant changes in the demand for our customers’ end products, program delays, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. The loss of, or significant reduction in, purchases by Airbus or Boeing or any of our other significant customers could materially impair our business, operating results, prospects and financial condition. The level of purchases and product mix demanded by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, conditions in the airline industry, regulatory scrutiny and/or suspension or discontinuation of aircraft, disruptions in deliveries, business disruptions, strikes and other factors, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Reductions in space and defense spending could result in a decline in our sales.

Space and defense production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow or may decrease and the increased demand for composite-intensive programs may not continue. In addition, the production of military aircraft depends upon defense budgets and the related demand for defense and related equipment. Approximately 30% of our 2024 sales were to the Space & Defense market, of which approximately 79% were related to military programs in the United States and other countries. In addition to normal business risks, our indirect supply of products to the U.S. government is subject to unique risks largely beyond our control. The level of U.S. defense spending is hard to predict, and U.S. Department of Defense budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the current political environment or otherwise, military aid to countries experiencing global conflict, the U.S. government’s budget deficits or breach of the debt ceiling, other spending priorities, increased defense regulatory requirements resulting in additional expenses, the cost of sustaining the U.S. military presence internationally, potential political pressure to reduce military spending and future potential government shutdowns, each of which could cause the U.S. Department of Defense budget to remain unchanged or to decline.

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

We believe that our future success depends, in part, on our ability to develop, on a timely basis, technologically advanced products that meet or exceed current industry standards, including developing products with an improved environmental footprint that continue to contribute to the environmental sustainability goals of our customers. Although we believe we have certain technological and other advantages over our competitors, maintaining such advantages will require us to continue investing in research and development and sales and marketing. In addition, to successfully compete, we may need to implement artificial intelligence strategies for our products, which may be costly or ineffective, introduce errors, cause loss of intellectual property, and raise complex regulatory compliance, intellectual property and other issues. There can be no assurance that we will be able to make the technological advances necessary to maintain such competitive advantages or that we can recover major research and development expenses.

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

Our business, financial position, results of operations and cash flows have been and may continue to be adversely impacted by the global macroeconomic environment, which has experienced, and continues to experience, extraordinary challenges, including high rates of inflation; increasing interest rates; widespread disruptions in supply chains; workforce challenges, including labor shortages; and market volatility. These challenges have, among other things, led to increased costs, labor and supply shortages, and transportation and performance delays and disruptions and have adversely affected us, our industry, our customers and suppliers and others with whom we do business. We (including our suppliers and other partners) have and may continue to experience inflationary pressures, supply chain disruption and labor, material and transportation cost increases at a rate higher than anticipated. Given the nature of our business and our contracts (many of which are fixed price and of long duration), we have been, and in the future may be unable to recover some of these increased costs or to offset such costs with greater than expected efficiencies. While some aspects of the macroeconomic environment appear to be improving, and we have been able to mitigate some of the challenges, other challenges persist. We cannot predict how long these challenges will persist or how they will change over time, or how the macroeconomic environment will evolve and continue to impact us. While we continue to work proactively to mitigate these challenges, if we are unable to do so successfully, our financial position, results of operations and/or cash flows could be materially adversely affected.

Our results of operations would be adversely affected by a shortage of trained personnel or work stoppages and may be adversely affected by increasing labor costs.

Our business has historically been dependent on a highly trained workforce because of the complex nature of our products. As of December 31, 2024, approximately 26% of employees in the United States were unionized and the majority in Europe were represented by a works council. We periodically need to renegotiate our collective bargaining and works council agreements, and any failure to negotiate new agreements or extensions in a timely manner could result in work stoppages or slowdowns. Recent labor activity in the aerospace industry, including union strikes and extended labor negotiations, may have an adverse impact on such efforts and may result in work stoppages or slowdowns, or increased labor costs. Our ability to hire, train, assimilate and retain a qualified workforce has also been impacted by the ongoing labor market disruptions. If we are unable to hire and retain a sufficient number of trained personnel, or we experience a significant or prolonged work stoppage in such an environment, including due to salary negotiation challenges with employees covered by collective bargaining or works council agreements, our ability to secure new business and our results of operations and financial condition could be adversely affected. In recent years, in addition to labor shortages, we also experienced increases in labor costs in the countries in which we operate due to rising inflation rates and localized labor market disruptions. Further increases in labor costs could significantly reduce our profit margins if we are unable to flow such costs through to our customers.

Our ability to attract, retain and motivate key employees is vital to our success.

Our success, competitiveness and ability to execute on our global strategies and maintain a culture of innovation depend in large part on our ability to attract, retain and motivate qualified employees and leaders with expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, such as the impact of inflation, management changes, increasing local and global competition for talent, particularly due to the increase in remote working opportunities, the availability of qualified employees, restructuring and alignment activities (including workforce reductions), and the attractiveness of our compensation and benefit programs. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact our business and results of operations. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new candidates to perform necessary functions, and ineffective succession planning could result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls. If we are unable to attract and retain a qualified and inclusive workforce, we may be unable to maintain our competitive position and our future success could be materially adversely affected.

We have engaged in restructuring and alignment activities from time to time and there can be no assurance that our efforts will have the intended effects.

From time to time, we have responded to changes in our industry and the markets we serve, or other changes in our business, by restructuring or aligning our operations, including the closure of our Tianjin, China wind energy prepreg production facility in 2022, the movement of our Research and Technology Center from Dublin, California to Salt Lake City, Utah, and the sale of our 50% interest in a Malaysian joint venture. Due to necessary cost reduction measures or changes in the industry and markets in which we compete, we may decide to implement additional restructuring or alignment activities in the future, such as closing plants, idling certain equipment or operations, or making additions, reductions or other changes to our management or workforce. These restructuring and/or alignment activities generally result in charges and expenditures that may adversely affect our financial results for one or more periods. Restructuring and/or alignment activities can also create unanticipated consequences, such as instability or distraction among our workforce, and we cannot provide any assurance that any restructuring or alignment efforts that we undertake will result in the intended benefits. A variety of risks could cause us not to realize expected cost savings, including, among others: (a) higher than expected severance costs related to headcount reductions; (b) higher than expected costs of closing plants; (c) incurring costs to hire new employees or delays or difficulty hiring the employees needed; and (d) delays in the anticipated timing of activities related to our cost-saving plan. If we are unable to align our operations in light of evolving market conditions, it could have an adverse effect on our business, financial condition, results of operations, and cash flows.

A decrease in supply, interruptions at key facilities or an increase in cost of raw materials could result in a material decline in our profitability.

Our profitability depends largely on the price and continuity of the supply of raw materials, which may be supplied through a sole source or a limited number of sources. We purchase large volumes of raw materials, such as epoxy and phenolic resins, acrylonitrile, carbon fiber, fiberglass yarn, aramid paper and, to a lesser extent, aluminum foil. Any restrictions on supply resulting from geopolitical conditions, extreme weather events, availability of global logistics, increase in the cost of our raw materials including increases resulting from inflation or tariffs, or other unforeseen disruptions in the supply chain could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of these raw materials through long-term purchase agreements, productivity improvements, multi-source qualifications, use of alternative materials, hedging or flowing through cost increases to our customers may not be successful. In addition, increasing prices of our products could put such products at a competitive disadvantage. During recent years, as a result of the challenges created by global supply and transportation constraints, ongoing global conflict and market volatility, we experienced supply disruptions and cost increases and anticipate that the risk of supply disruptions and material shortages, as well as cost increases, may continue. While we have not experienced materially significant issues in the purchase of key raw materials, we continue to monitor the availability (including transportation) and price of raw materials on a regular basis, as well as any potential impact on our operations.

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

We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. In 2024, 50% of our production and 59% of our customer sales occurred outside of the United States. Additionally, we have invested significant resources in our international operations, and we intend to continue to make such investments in the future. Our business and results of operations are subject to numerous risks of doing business internationally including: (a) general economic, political, legal, social and health conditions unfavorable to our growth strategy, including the impact of rising inflation and other global economic conditions on labor and supply costs and availability, changes in currency exchange rates, geopolitical conditions and global conflicts; (b) longer payment cycles of foreign customers or challenges in enforcing agreements and collecting receivables through certain foreign legal systems; (c) the cost of compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology; (d) government actions having a direct or indirect adverse impact on our international business and market opportunities, including, but not limited to, tariffs and other trade restrictions imposed by the United States, China and other jurisdictions; (e) adverse tax consequences, such as fluctuating tax rates, withholding requirements on foreign earnings or limitations on repatriations of earnings; and (f) the potential difficulty in enforcing our intellectual property rights in certain foreign countries, and the potential for the intellectual property rights of others to affect our ability to sell products in certain markets. Any one of these could adversely affect our financial condition and results of operations. With respect to tariffs, implementation of new tariff schemes by various governments, such as those implemented by the United States and China in recent years, could potentially increase the costs of our materials, increase our cost of production, and ultimately increase the landed cost of our products sold from one country into another country. In addition, although we are not experiencing direct material adverse effects on our business resulting from ongoing global conflicts, the global implications, including increased inflation, escalating energy costs, and constrained raw material availability, and thus increasing costs, as well as embargos on flights from certain countries, are impacting the global economy and the aerospace industry in particular.

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

Our operations require the handling, use, storage, transport and disposal of certain regulated materials and wastes. As a result, we are subject to various laws and regulations pertaining to pollution and protection of the environment, health, and safety. These requirements govern, among other things, emissions to air, discharge to waters, the generation, handling, storage, transport, treatment and disposal of regulated materials and waste, and remediation of contaminated sites. We have made, and will continue to make, capital and other expenditures to comply with these laws and regulations. These laws and regulations are complex, change frequently and could become more stringent in the future.

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

In addition, concerns about the relationship between greenhouse gases and global climate change, and an increased focus on carbon neutrality, has resulted, and may continue to result, in additional regulations at the national and international level to monitor, regulate, control and tax emissions of carbon dioxide and other greenhouse gases. A number of governmental bodies have introduced or are contemplating legislative or regulatory changes in response to climate change, including regulating greenhouse gas emissions and increasing mandatory disclosures. The continued lack of consistent climate legislation creates economic and regulatory uncertainty. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate has resulted in, and may in the future result in, new or additional requirements, including mandatory disclosure requirements, and fees or restrictions on certain activities. Our manufacturing plants use energy, including electricity and natural gas, and some of our plants emit amounts of greenhouse gases that are, and may in the future be affected by these legislative and regulatory efforts. Compliance with greenhouse gas and climate change initiatives has resulted, and may in the future result in, additional costs to us, including increased energy, transportation and raw material costs, additional taxes, additional compliance costs, reduced emission allowances or additional restrictions on production or operations. We expect we will be required to make additional investments in our facilities and equipment, change our manufacturing processes, obtain substitute materials, which may cost more or be less available or harder to source, fund offset projects, or undertake other costly activities as a result of these laws and regulations. In addition, failure to comply with applicable regulations could result in fines or government investigations or actions, which could affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.

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

Our customers, partners, vendors, suppliers, subcontractors and others to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements, including ones for which others may seek to hold us responsible. While we review cybersecurity capabilities with our top-tier suppliers and have implemented cybersecurity requirements in our standard supplier contract terms,” we do not control such third parties and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyberattack or other information or security breach. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, financial results, performance, employees and reputation.

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

There is an increasing focus from certain investors, customers, employees, and other stakeholders concerning sustainability matters, and an increasing number of stakeholders are requiring companies to disclose sustainability and related policies, practices and metrics. Our customers may require us to implement sustainability or other environmental, social and governance responsibility procedures or standards before they continue to do business with us. At the same time, there also exists anti-environmental, social and governance sentiment among certain stakeholders and government institutions, and we may face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding any such initiatives we have adopted. In addition, some investors use sustainability criteria to guide their investment strategies, and may not invest in us, or divest their holdings of us, if they believe our policies relating to environmental, social and governance matters are inadequate or, on the other hand, have a negative response to such policies as a result of anti-environmental, social and governance sentiment. Additionally, we may face reputational challenges in the event that our sustainability and other environmental, social and governance policies, practices and metrics do not meet the standards set by certain constituencies, which are often inconsistent in approach.

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

We may not be able to service our debt obligations or satisfy covenants included in our outstanding debt.

Our ability to meet our interest expense and debt service obligations will depend on our future performance, including the cash we generate from operating activities, which could be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand, customer preferences and pressure from competitors. If we are unable to meet our debt service obligations, including to repay or refinance debt as it becomes due, or we fail to comply with our financial and other negative covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities, which we may not be able to do on acceptable terms or in amounts sufficient to meet our needs. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our stockholders. Our inability to service our obligations or refinance our debt could have a material and adverse effect on our business, financial condition or operating results. In addition, we have been, and may continue to be, negatively impacted by high interest rates.

In addition, the credit ratings of our debt could be subject to a downgrade. If a ratings downgrade were to occur, we could experience higher borrowing costs in the future and more restrictive debt covenants, which would reduce profitability and diminish operational flexibility. A ratings downgrade could also limit our access to certain sources of debt financing.

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

Our share repurchase program does not have an expiration date, and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. On February 19, 2024, our Board of Directors approved a $300 million share repurchase plan, which was in addition to the amount that remained available for repurchase under the existing 2018 share repurchase plan, however, the repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. The 2018 share repurchase plan was fully utilized as of June 30, 2024.

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

As part of our cybersecurity risk management, we have established controls and procedures to guide the Company through an active threat or incident to the recovery of normal business, following industry-standard data protection standards. The controls and procedures provide for the identification, notification, escalation, communication, and remediation of cybersecurity incidents to management, including where appropriate the board of directors, so that decisions regarding the public disclosure and reporting of such incidents can be made in a timely manner. We maintain an Executive Cyber Response Team composed of senior leaders across various functions, including our CIO, General Counsel, Chief Accounting Officer and VP Communications. The Executive Cyber Response Team is trained and experienced in managing cybersecurity incidents and meets regularly to practice and refine our processes for incident response, management and escalation through tabletop exercises simulating cyberattacks administered by a legal advisor with extensive experience in cyber investigations, cyber threats and cyber-enabled frauds. The results of such exercises are then reported to management and our board of directors. The third-party legal advisor also assesses and advises on our overall cybersecurity program, reports to our board of directors on a periodic basis and is engaged to provide support in the event an attack or other intrusion were to be successful.

Furthermore, as part of our cybersecurity management, we are committed to strong third-party risk management. We actively and routinely address cybersecurity capabilities with our top-tier suppliers and have implemented cybersecurity requirements in our standard supplier contract terms to address cybersecurity risk. Additionally, we validate cybersecurity practices of key suppliers as may be necessary to comply with applicable regulations or flow-down requirements from our customers.

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

Manufacturing Facilities
Facility Location	Segment	Principal Products	Total Square Footage
United States:
Amesbury, Massachusetts	Engineered Products	Microwave and RF Absorbing Composite Materials	202,100
Burlington, Washington	Engineered Products	Engineered Honeycomb Parts	252,124
Casa Grande, Arizona	Composite Materials	Honeycomb and Honeycomb Parts	443,123
Decatur, Alabama	Composite Materials	PAN Precursor (used to produce Carbon Fibers)	819,863
Kent, Washington	Engineered Products	Composite structures	486,400
Pottsville, Pennsylvania	Engineered Products	Engineered Honeycomb Parts	180,305
Salt Lake City, Utah	Composite Materials	Carbon Fibers; Prepregs	1,365,000
Seguin, Texas	Composite Materials	Fabrics; Specialty Reinforcements	228,815
South Windsor, Connecticut	Engineered Products	3D printed parts	32,600

International:
Casablanca, Morocco	Engineered Products	Engineered Honeycomb Parts	333.832
Dagneux, France	Composite Materials	Prepregs	213,698
Duxford, England	Composite Materials	Prepregs; Adhesives; Honeycomb and Honeycomb Parts	417,109
Illescas, Spain	Composite Materials	Carbon Fibers	58,986
Leicester, England	Composite Materials	Lightweight Multiaxials Fabrics	134,657
Les Avenières, France	Composite Materials	Fabrics; Specialty Reinforcements	490,000
Neumarkt, Austria	Composite Materials	Prepregs	159,791
Parla, Spain	Composite Materials	Prepregs	147,186
Roussillon, France	Composite Materials	PAN Precursor and Carbon Fibers	222,170
Stade, Germany	Composite Materials	Prepregs	154,268
Vert-le-Petit, France	Composite Materials	Pultruded profiles; Prepregs and Adhesives	70,944
Welkenraedt, Belgium	Engineered Products	Engineered Honeycomb Parts	235,326

We lease the land and buildings in South Windsor, Connecticut, and the land on which the Burlington, Washington and Roussillon, France facilities are located. During the fourth quarter of 2024, the Company announced that it was exploring strategic options for its operations in Austria and is undergoing a process to find a suitable successor for the Neumarkt plant. We lease portions of the facilities located in Casa Grande, Arizona; Pottsville, Pennsylvania; Parla, Spain; and Leicester, England. In addition to the facility in Amesbury, Massachusetts we purchased in 2023, we also lease land and a building at another location in Amesbury. We own all other remaining manufacturing facilities. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 7 to the accompanying Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

The information required by Item 3 is contained within Note 16 on page 72 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. Mine Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hexcel common stock is traded on the New York Stock Exchange under the symbol HXL.

Under the share repurchase plan adopted by the Board of Directors of the Company (the "Board") in May 2018 (the “2018 Repurchase Plan"), the Board authorized $500 million for the repurchase of the Company's common stock which was fully utilized as of June 30, 2024. The repurchase of the Company’s common stock under the 2018 Repurchase Plan was all made in open market transactions. On February 19, 2024, the Board approved a $300 million share repurchase plan (the “2024 Share Repurchase Plan”) which was in addition to the amount that remained available for repurchases under the 2018 Repurchase Plan. During 2024, the Company repurchased 3,649,310 shares of common stock on the open market under the aforementioned Share Repurchase Plans at an average price of $68.49 per share for a total cost of $252.2 million, leaving approximately $234.9 million available for additional repurchases under the 2024 Share Repurchase Plan.

On January 31, 2025, there were 365 holders of record of our common stock.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 32 to 39 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 38 to 39 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 40 to 78 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Reports of Independent Registered Public Accounting Firm are contained on page 42 to 44 of this Annual Report on Form 10-K under the captions “Reports of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2024 and have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting is contained on page 41 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B. Other Information

On November 12, 2024, Gina Fitzsimons, the Company’s Executive Vice President, Chief Human Resources Officer and Communications Officer entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act intended to satisfy the affirmative defense of Rule 10b5–1(c) of the Exchange Act. The trading plan provides for the sale of up to 2,062 shares of common stock of the Company beginning on February 21, 2025 and terminates on December 8, 2025.

On November 4, 2024, Thierry Merlot, the Company’s President, Aerospace, Europe, Middle East, Africa, Asia Pacific and Industrial, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The trading plan provides for the exercise of up to 5,397 non-qualified stock options and sale of the net shares of common stock of the Company received upon exercise, and the sale of up to an additional 3,500 shares of common stock of the Company. The trading plan terminates on August 28, 2025.

No other directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fourth quarter of 2024.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for each of the three years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2024, 2023 and 2022

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

3.5

Certificate of Elimination of Series A Junior Participating Preferred Stock of Hexcel Corporation, as filed with the Secretary of State of Delaware on February 7, 2024 (incorporated herein by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

4.6

Description of Hexcel Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

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

10.4	Form of Employee Option Agreement (2014 - 2017) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.5*	Form of Option Agreement for Executive Officers (2020) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.6*

Form of Option Agreement for Non-U.S. Executive Officers (2020) (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.7*	Form of Option Agreement for Executive Officers (2021) (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.8*

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

10.10*

Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2022) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.11*

Form of Performance Based Award Agreement for Executive Officers (2023) (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.12*

Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2023) (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.13*	Form of Option Agreement for Executive Officers (2024) (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.14*

Form of Option Agreement for Non-U.S. Executive Officers (2024) (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.15*	Form of Performance Based Award Agreement for Executive Officers (2025).

10.16*	Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2025).

10.17*	Form of Option Agreement for Executive Officers (2025).

10.18*	Form of Option Agreement for Non-U.S.Executive Officers (2025).

10.19*	Form of Restricted Stock Unit Agreement for Executive Officers (2025).

10.20*	Form of Restricted Stock Unit Agreement for Non-U.S. Executive Officers (2025).

10.21*	Restricted Stock Unit Agreement between Hexcel Corporation and Thierry Merlot (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2019).

10.22*

Hexcel Corporation Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, Amended and Restated as of January 1, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.23*

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

10.27*

Amendment No. 2 to the Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation, effective July 26, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.28*

Transition Letter Agreement, dated April 9, 2024, between Hexcel Corporation and Nick L. Stanage (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.29*

Offer of Employment Letter Agreement, dated April 9, 2024, between Hexcel Corporation and Thomas C. Gentile III (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.30*

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

10.34*

Amendment to the Officer Severance Agreement, dated October 2, 2017, between Hexcel Corporation and Gail E. Lehman, dated June 1, 2018 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.35*

Form of Officer Severance Agreement entered into between Hexcel Corporation and Gina Fitzsimons, dated October 6, 2023 (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.36*

Form of Restricted Stock Unit Agreement – Executive Retention Award (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.37*	Director Compensation Program, effective December 7, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 5, 2024).

10.38*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.39*

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

10.41*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2021 Deferred Annual Grant) (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.42*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2021 Deferred Retainer Grant) (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.43*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2024 Deferred Annual Grant) (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.44*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2024 Deferred Retainer Grant) (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.45*

Hexcel Corporation 2016 Employee Stock Purchase Plan (as amended and restated effective February 3, 2021) (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-256928, filed on June 9, 2021).

10.46*

Form of Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

19	Hexcel Corporation Insider Trading Policy.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97	Hexcel Corporation Mandatory Clawback Policy (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Hexcel Corporation

February 5, 2025	/s/ THOMAS C. GENTILE III
(Date)	Thomas C. Gentile III
Chairman of the Board of Directors,
Chief Executive Officer and President

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Thomas Gentile, Patrick Winterlich and Gail Lehman, individually, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS C. GENTILE III	Chairman of the Board of Directors,	February 5, 2025
(Thomas C. Gentile III)	Chief Executive Officer and President
(Principal Executive Officer)

/s/ PATRICK WINTERLICH	Executive Vice President and	February 5, 2025
(Patrick Winterlich)	Chief Financial Officer
(Principal Financial Officer)

/s/ AMY S. EVANS	Senior Vice President,	February 5, 2025
(Amy S. Evans)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ JEFFREY C. CAMPBELL	Director	February 5, 2025
(Jeffrey C. Campbell)
/s/ JAMES J. CANNON	Director	February 5, 2025
(James J. Cannon)

/s/ CYNTHIA M. EGNOTOVICH	Director	February 5, 2025
(Cynthia M. Egnotovich)
/s/ THOMAS A. GENDRON	Director	February 5, 2025
(Thomas A. Gendron)
/s/ GUY C. HACHEY	Director	February 5, 2025
(Guy C. Hachey)
/s/ PATRICIA A. HUBBARD	Director	February 5, 2025

(Dr. Patricia A. Hubbard)

/s/ DAVID H. LI	Director	February 5, 2025
(David H. Li)

/s/ NICK L. STANAGE	Director	February 5, 2025
(Nick L. Stanage)
/s/ CATHERINE A. SUEVER	Director	February 5, 2025
(Catherine A. Suever)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the Company’s financial condition and results of operations for the year ended December 31, 2024, and comparison to the year ended December 31, 2023 should be read in conjunction with the consolidated financial statements and notes of this Annual Report on Form 10-K.

For discussion and analysis of financial condition and results of operations for 2023 compared to 2022 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K, filed with the SEC on February 7, 2024, which is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

	For the Years Ended December 31,
(In millions)	2024	2023
Net sales	$1,903.0	$1,789.0
Gross margin %	24.7%	24.2%

Other operating expense	$50.0	$1.4
Operating income	$186.1	$215.3
Operating income %	9.8%	12.0%
Interest expense, net	$31.2	$34.0
Income tax expense	$22.8	$12.1
Equity in earnings from affiliated companies	$—	$8.1
Net income	$132.1	$105.7

Business Trends

Since 2022, the Commercial Aerospace market and our business has seen signs of recovery from the economic impacts of the COVID-19 pandemic that began in 2020, driven by growth in air travel and an increase in aircraft build rates. However, the post-recovery period, however, continues to have many challenges across the markets Hexcel operates in, including delays in aircraft production rates, related to, among other impacts, global logistics, supply chain issues, inflationary pressures, and effects from geopolitical issues and conflicts. These challenges have had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our financial results.

In 2024, our Commercial Aerospace sales increased 11.8% compared to 2023. The 2024 increase in sales was primarily driven by growth in wide-bodies. Other Commercial Aerospace, which includes business jets and regional aircraft saw an increase in sales as well, driven by growth in regional jets. The demand for new commercial aircraft continues to be principally driven by airline passenger traffic (measured by revenue passenger miles) and the replacement rate for existing aircraft. The Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.

Space & Defense sales in 2024 increased 4.5% compared to 2024. Growth was led by military helicopters including the CH-53-K, as well as the F-35, partially offset by significantly lower Bell Boeing V-22 sales.

Industrial sales decreased 20.9% in 2024. Industrial sales include automotive, recreation, wind energy and general industrial applications. The lower sales in 2024 were due to declines in all sub-markets.

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

Net Sales: Consolidated net sales of $1,903.0 million for 2024 increased by 6.4% (6.4% in constant currency) compared to 2023. The sales increase in 2024 reflects higher Commercial Aerospace and Space & Defense sales, partially offset by a decline in Industrial sales.

The following table summarizes net sales to third-party customers by segment and end market in 2024 and 2023:

(In millions)	Commercial Aerospace	Space & Defense	Industrial	Total
2024 Net Sales
Composite Materials	$1,008.2	$386.8	$136.0	$1,531.0
Engineered Products	186.0	182.7	3.3	372.0
Total	$1,194.2	$569.5	$139.3	$1,903.0
	63%	30%	7%	100%
2023 Net Sales
Composite Materials	$912.6	$389.2	$172.4	$1,474.2
Engineered Products	155.6	155.6	3.6	314.8
Total	$1,068.2	$544.8	$176.0	$1,789.0
	60%	30%	10%	100%

Sales by Segment

Composite Materials: Net sales of $1,531.0 million for 2024 increased 3.9% from 2023. Commercial Aerospace sales increased 10.5% in 2024 as compared to 2023 primarily driven by growth in the Airbus A350 and Boeing 787 programs as well as regional jet growth. Space & Defense sales were relatively flat. Industrial sales in 2024 decreased 21.1% from 2023 due to the decline in all industrial sub-markets.

Engineered Products: Net sales of $372.0 million for 2024 increased 18.2% from 2023, driven by a 19.5% increase in Commercial Aerospace sales. Space & Defense sales of $182.7 million increased by 17.4% from 2023, while Industrial sales in 2024 were $0.3 million lower than 2023.

Sales by Market

Commercial Aerospace: Net sales of $1,194.2 million increased 11.8% (11.9% in constant currency) for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Widebodies led the growth including the Boeing 787 and Airbus A350, followed by the Airbus A320neo. Sales for the Boeing 737 MAX were down year-over-year. Other Commercial Aerospace increased reflecting growth in regional jets.

Space & Defense: Net sales of $569.5 million increased 4.5% (4.6% in constant currency) for 2024 as compared to 2023. Growth was driven by military helicopters including the CH-53-K, as well as the F-35, partially offset by declining sales for the Bell Boeing V-22.

Industrial: Net sales of $139.3 million in the full year of 2024 decreased 20.9% (21.1% in constant currency) compared to 2023 as all industrial sub-markets declined..

2024 Consolidated Results Compared to 2023

Gross Margin: Gross margin for 2024 was $469.8 million or 24.7% of net sales as compared to $433.2 million or 24.2% of net sales in 2023. The improvement in 2024 was due to the higher sales volume leverage.

Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses for 2024 were $176.6 million or 9.3% of net sales as compared to $163.8 million or 9.2% of net sales for 2023. The increase in SG&A expenses in 2024 compared to 2023 was primarily due to higher employee-related costs.

Research and Technology (“R&T”) Expenses: R&T expenses for 2024 were $57.1 million or 3.0% of net sales and in 2023 were $52.7 million or 2.9% of net sales. The year-over-year increase in expenses was attributable to employee-related costs and development projects expense.

Other operating expense: Other operating expense for 2024 of $50.0 million included $46.3 million of asset impairments and $1.4 million of other charges primarily associated with the announced potential divestiture of the Neumarkt, Austria plant as well as $2.3 million of restructuring costs. Other operating expense for 2023 of $1.4 million included restructuring costs as well as the net gain of $0.8 million from the sale of the Windsor, Colorado facility.

Operating income: Operating income for 2024 was $186.1 million compared with operating income in 2023 of $215.3 million. Operating income as a percent of sales was 9.8% and 12.0% in 2024 and 2023, respectively. The decrease in operating income in 2024 compared to 2023 was driven by above mentioned charges in Other operating expense, partially offset by the higher sales and improved margin.

Depreciation and amortization expense of $124.0 million for 2024 decreased $0.8 million from 2023.

Other expense: We did not incur other non-operating expense in 2024. Other expense for 2023 included a non-cash charge of $70.5 million related to the completion of the buy-out of the UK pension plan and a gain of $1.9 million related to excess assets from the UK pension plan that reverted back to the Company. Amounts for 2023 also included a charge of $3.0 million on the sale of our 50% interest in the joint venture in Malaysia.

Interest expense: Interest expense was $31.2 million for 2024 and $34.0 million for 2023 with the decrease due to lower average debt levels, partially offset by higher interest rates.

Income tax expense: For the years ended December 31, 2024 and 2023, we had a tax provision of $22.8 million and $12.1 million, respectively.

Equity in earnings from affiliated companies: Earnings represent our portion of the earnings or losses from our joint venture in Malaysia. In December 2023, we sold our 50% interest in the joint venture and received net proceeds of $44.7 million.

Net income: Net income was $132.1 million or $1.59 per diluted share for the year ended December 31, 2024 compared to net income of $105.7 million or $1.24 per diluted share for the year ended December 31, 2023. The increase in 2024 was driven by higher sales as well as the impacts of the items discussed above.

Financial Condition

In 2024, we ended the year with total debt, net of cash, of $575.3 million and generated $289.9 million of operating cash resulting in $202.9 million of free cash flow (cash provided by operating activities less cash paid for capital expenditures). We expect our cash flow needs for fiscal year 2025 will be funded by cash generated from our operations as well as available borrowings under our Senior Unsecured Revolving Credit Facility (the “Facility”) as needed.

We have a portfolio of derivatives related to currencies, interest rates and commodities. We monitor our counterparties, and we only use those rated investment grade.

Liquidity

Our cash on hand at December 31, 2024 was $125.4 million, as compared to $227.0 million at December 31, 2023. Of the total cash on hand at December 31, 2024, $46.8 million was held by our foreign locations. As of December 31, 2024 total debt was $700.7 million, as compared to $699.5 million at December 31, 2023. As of December 31, 2024, we were in compliance with all debt covenants.

On April 25, 2023, we entered into a new credit agreement (the “Credit Agreement”) to refinance the “Facility". Under the terms of the Credit Agreement the borrowing capacity is $750 million. The Facility matures in April 2028.

As of December 31, 2024, there were no outstanding borrowings under the Facility. The Credit Agreement permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of December 31, 2024, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $750 million.

For more information regarding the Facility, see Note 6, Debt, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures, dividend payments, debt obligations and debt service requirements. We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and the Facility. As of December 31, 2024, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until August 2025 when our 4.7% Senior Unsecured Notes are due.

The remaining authorization under the share repurchase program at December 31, 2024 was $234.9 million. On January 21, 2025, our Board of Directors declared a quarterly dividend of $0.17 per share payable to stockholders of record as of February 7, 2025, with a payment date of February 14, 2025.

Operating Activities: We generated $289.9 million in cash from operating activities during 2024, an increase of $32.8 million from 2023. The increase in the current year was due to higher net income and lower use of working capital. Lower working capital for the year ended December 31, 2024 was primarily due to lower accounts receivable and higher accruals, partially offset by higher inventories.

Investing Activities: Net cash used for investing activities was $87.0 million in 2024 compared to $50.7 million in 2023. Capital expenditures for 2024 were $87.0 million compared to $108.2 million in 2023, which included $38.0 million for the acquisition of the land and building at our Amesbury, Massachusetts facility. 2023 also included net proceeds of $44.7 million from the sale of our 50% interest in the joint venture in Malaysia and $10.3 million from the sale of the Windsor, Colorado facility.

Financing Activities: Net cash used for financing activities was $301.7 million in 2024 as compared to $92.6 million in 2023. Borrowings and repayments under the Facility during 2024 were both $160 million. In 2023, borrowings were $103 million, while repayments were $128 million. Dividend payments to shareholders were $49.3 million and $42.2 million in the years ended December 31, 2024 and 2023, respectively. Repurchases of common stock totaled $252.2 million and $30.1 million in the years ended December 31, 2024 and 2023, respectively.

Financial Obligations and Commitments: We had $0.1 million of current debt maturities as of December 31, 2024. The next significant scheduled debt maturity will not occur until August 2025 when our 4.7% Senior Unsecured Notes are due. In addition, certain sales and administrative offices, data processing equipment, vehicles and manufacturing equipment, land and facilities are leased under operating leases.

The following table summarizes the scheduled maturities as of December 31, 2024 of financial obligations and expiration dates of commitments for the years ended 2025 through 2029 and thereafter.

(In millions)	2025		2026	2027	2028	2029	Thereafter	Total
Senior unsecured credit facility due 2028	$							$—
4.7% senior notes due 2025		300.0	—	—	—	—	—	300.0
3.95% senior notes due 2027		—	—	400.0	—	—	—	400.0
Purchase obligations		15.1	11.2	8.9	6.2	5.5	42.0	88.9
Finance lease and other		0.1	—	—	—	—	—	0.1
Subtotal		$315.2	$11.2	$408.9	$6.2	$5.5	$42.0	$789.0
Operating leases		6.7	6.0	5.0	4.2	2.5	3.9	28.3
Total financial obligations		$321.9	$17.2	$413.9	$10.4	$8.0	$45.9	$817.3
Interest payments		27.3	17.9	3.2	0.4	—	—	48.8
Estimated benefit plan contributions		18.0	2.2	2.3	2.4	1.5	9.0	35.4
Total commitments		$367.2	$37.3	$419.4	$13.2	$9.5	$54.9	$901.5

As of December 31, 2024, we had $2.8 million of unrecognized tax benefits. This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages.

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

	Year Ended December 31,
(In millions)	2024	2023
GAAP operating income	$186.1	$215.3
Other operating expense (1)	50.0	1.4
Adjusted operating income (Non-GAAP)	$236.1	$216.7

	Year Ended December 31,
	2024		2023
(In millions, except per diluted share data)	Net Income	EPS	Net Income	EPS
GAAP net income	$132.1	$1.59	$105.7	$1.24
Other operating expense, net of tax (1)	40.5	0.49	1.0	0.01
Other expense, net of tax (2)	—	—	57.4	0.67
Tax benefit (3)	(4.1)	(0.05)	(9.3)	(0.11)
Adjusted net income (Non-GAAP)	$168.5	$2.03	$154.8	$1.81

	Year Ended December 31,
(In millions)	2024	2023
Net cash provided by operating activities	$289.9	$257.1
Less: Capital expenditures	(87.0)	(108.2)
Free cash flow (Non-GAAP)	$202.9	$148.9

(1)
The year ended December 31, 2024 included asset impairments and other charges primarily associated with the announced potential divestiture for our Neumarkt, Austria plant. The year ended December 31, 2024 also included restructuring costs. The year ended December 31, 2023 included the net gain of $0.8 million from the sale of the Windsor, Colorado facility and restructuring costs.
(2)
The year ended December 31, 2023 included a non-cash settlement charge of $70.5 million related to the completion of the buy-out of the UK pension plan and a gain of $1.9 million related to excess assets from the UK pension plan that reverted back to the Company. 2023 also included a charge of $3.0 million on the sale of our 50% interest in the joint venture in Malaysia.
(3)
The year ended December 31, 2024 included benefits associated with our R&D expenditures, partially offset by the recording of a valuation allowance in a foreign jurisdiction. The year ended December 31, 2024 also included a discrete tax benefit related to adjustments to our provision based on the finalization of prior year tax returns. The year ended December 31, 2023 included a discrete tax benefit primarily related to adjustments to our provision based on the finalization of prior year tax returns.

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

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The amount of income taxes we pay are subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental. We assess our income tax positions, and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. We recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2024, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2014 onward.

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

Interest Rate Risks

Outstanding balances that exist under our Facility are included in our long-term debt bears interest at variable rates. From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt. These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates. Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2024 of $31.2 million would not be materially impacted.

Foreign Currency Exchange Risks

We operated twelve manufacturing facilities in Europe, Asia and Africa which generated approximately 50% of our 2024 consolidated net sales. Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound sterling, and the Euro. We also conduct business and sell products to customers throughout the world. Most of the sales in these countries are denominated in U.S. dollars and they have local currency expenses. Currency risk for the Asia and Africa locations is not considered material.

In 2024, our European subsidiaries had third-party sales of $0.9 billion of which approximately 68% were denominated in U.S. dollars, 31% were denominated in Euros and 1% were denominated in British pounds sterling. While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability. For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars, but do not affect the profitability of the subsidiary in its functional currency. The value of our investments in these countries could be impacted by changes in currency exchange rates over time and could impact our ability to profitably compete in international markets.

We attempt to net individual functional currency positions of our various European subsidiaries, to take advantage of natural offsets and reduce the need to employ foreign currency forward exchange contracts. We attempt to hedge some, but not necessarily all, of the net exposures of our European subsidiaries resulting from sales they make in non-functional currencies. The benefit of such hedges varies with time and the foreign exchange rates at which the hedges are set. For example, when the Euro strengthened against the U.S. dollar, the benefit of new hedges placed was much less than the value of hedges they replaced that were entered into when the U.S. dollar was stronger. We may place additional foreign currency hedges when the dollar strengthens against the Euro or British pound. We do not seek to hedge the value of our European subsidiaries’ functional currency sales and profitability in U.S. dollars. We also enter into short-term foreign currency forward exchange contracts, usually with a term of ninety days or less, to hedge net currency exposures. Any unrealized gain or loss on these foreign currency forward exchange contracts would be offset by corresponding decreases or increases, respectively, of the underlying transaction being hedged.

We have performed a sensitivity analysis as of December 31, 2024 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis includes all of our foreign currency hedge contracts. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have an approximately $2.7 million impact on our 2024 operating income. However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the British pound sterling) continues and new hedges are layered in at the adverse rate, the impact would be more significant. For example, had we not had any hedges in place for 2024, a 10% adverse movement would have reduced our operating income by approximately $28.9 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2027. The aggregate notional amount of these contracts was $386.4 million at December 31, 2024. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the three years ended December 31, 2024, hedge ineffectiveness was immaterial. Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report that appears on page 43.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hexcel Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hexcel Corporation and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

The Company’s revenue was $1,903 million for the year ended December 31, 2024. As explained in Notes 1 and 11 to the consolidated financial statements, revenue is predominately derived from a single performance obligation under long-term agreements with customers and pricing is fixed and determinable. The majority of revenue is recognized at a point in time when the customer has obtained control of the product.

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

February 5, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hexcel Corporation

Opinion on Internal Control over Financial Reporting

We have audited Hexcel Corporation and Subsidiaries internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hexcel Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “ consolidated financial statements”) and our report dated February 5, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

February 5, 2025

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$125.4	$227.0
Accounts receivable, net	212.0	234.7
Inventories	356.2	334.4
Contract assets	29.8	25.1
Prepaid expenses and other current assets	50.6	43.0
Assets held for sale	7.5	—
Total current assets	781.5	864.2

Property, plant and equipment	3,163.1	3,195.5
Less accumulated depreciation	(1,566.4)	(1,516.8)
Property, plant and equipment, net	1,596.7	1,678.7

Goodwill and other intangible assets	237.0	251.3
Investments in affiliated companies	5.0	5.0
Other assets	105.4	119.3
Total assets	$2,725.6	$2,918.5

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.1	$0.1
Accounts payable	142.3	159.1
Accrued compensation and benefits	99.7	75.7
Financial instruments	8.0	6.0
Accrued liabilities	99.2	75.0
Liabilities held for sale	4.2	—
Total current liabilities	353.5	315.9

Long-term debt	700.6	699.4
Retirement obligations	31.9	42.6
Deferred income taxes	81.2	110.6
Other non-current liabilities	30.5	33.5
Total liabilities	1,197.7	1,202.0

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 111.6 shares and 110.8 shares issued at December 31, 2024 and 2023, respectively	1.1	1.1
Additional paid-in capital	970.0	936.8
Retained earnings	2,251.5	2,168.7
Accumulated other comprehensive loss	(115.0)	(74.1)
	3,107.6	3,032.5
Less – Treasury stock, at cost, 30.6 shares at December 31, 2024 and 26.7 shares at December 31, 2023	(1,579.7)	(1,316.0)
Total stockholders' equity	1,527.9	1,716.5
Total liabilities and stockholders' equity	$2,725.6	$2,918.5

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2024	2023	2022
Net sales	$1,903.0	$1,789.0	$1,577.7
Cost of sales	1,433.2	1,355.8	1,220.6
Gross margin	469.8	433.2	357.1
Selling, general and administrative expenses	176.6	163.8	148.0
Research and technology expenses	57.1	52.7	45.8
Other operating expense (income)	50.0	1.4	(11.9)
Operating income	186.1	215.3	175.2
Interest expense, net	31.2	34.0	36.2
Other expense (income)	-	71.6	(10.8)
Income before income taxes, and equity in earnings from affiliated companies	154.9	109.7	149.8
Income tax expense	22.8	12.1	31.6
Income before equity in earnings	132.1	97.6	118.2
Equity in earnings from affiliated companies	—	8.1	8.1
Net income	$132.1	$105.7	$126.3

Basic net income per common share:	$1.61	$1.25	$1.50

Diluted net income per common share:	$1.59	$1.24	$1.49

Weighted-average common shares:
Basic	82.3	84.6	84.4
Diluted	83.0	85.5	85.0

Hexcel Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31,

(In millions)	2024	2023	2022
Net Income	$132.1	$105.7	$126.3
Currency translation adjustments	(29.1)	29.1	(48.2)
Net unrealized pension and other benefit actuarial loss and prior service credits (net of tax)	(1.7)	50.1	12.6
Net unrealized gain (loss) on financial instruments (net of tax)	(10.1)	21.1	(12.3)
Total other comprehensive (loss) income	(40.9)	100.3	(47.9)
Comprehensive income	$91.2	$206.0	$78.4

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2024, 2023 and 2022

	Common Stock			Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2021	$1.1	$878.6	$2,012.5	$(126.5)	$(1,280.2)	$1,485.5
Net income	—	—	126.3	—	—	126.3
Dividends on common stock ($0.40 per share)	—	—	(33.9)	—	—	(33.9)
Change in other comprehensive loss – net of tax	—	—	—	(47.9)	—	(47.9)
Stock-based activity	—	26.4	—	—	(2.2)	24.2
Balance, December 31, 2022	$1.1	$905.0	$2,104.9	$(174.4)	$(1,282.4)	$1,554.2
Net income	—	—	105.7	—	—	105.7
Dividends on common stock ($0.50 per share)	—	—	(41.9)	—	—	(41.9)
Repurchases of common stock	—	—	—	—	(30.1)	(30.1)
Change in other comprehensive income – net of tax	—	—	—	100.3	—	100.3
Stock-based activity	—	31.8	—	—	(3.5)	28.3
Balance, December 31, 2023	$1.1	$936.8	$2,168.7	$(74.1)	$(1,316.0)	$1,716.5
Net income	—	—	132.1	—	—	132.1
Dividends on common stock ($0.60 per share)	—	—	(49.3)	—	—	(49.3)
Repurchases of common stock	—	—	—	—	(252.2)	(252.2)
Change in other comprehensive loss – net of tax	—	—	—	(40.9)	—	(40.9)
Stock-based activity	—	33.2	—	—	(11.5)	21.7
Year Ended December 31, 2024	$1.1	$970.0	$2,251.5	$(115.0)	$(1,579.7)	$1,527.9

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2024	2023	2022
Cash flows from operating activities
Net income	$132.1	$105.7	$126.3
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	124.0	124.8	126.2
Amortization of deferred financing costs and debt discount	0.4	0.6	0.7
Deferred income taxes	(16.7)	(32.7)	(3.1)
Equity in earnings from affiliated companies	—	(8.1)	(8.1)
Stock-based compensation	22.2	20.9	20.0
Restructuring expenses, net of payments	—	(4.4)	(0.7)
Pension settlement	—	70.5	—
Gain on sale of assets	—	(0.8)	(19.4)
Impairment of assets	28.9	3.1	1.6
Loss (gain) on sale of investments	—	3.0	(0.3)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10.7	(8.9)	(62.8)
Increase in inventories	(34.0)	(8.9)	(82.4)
(Increase) decrease in prepaid expenses and other current assets	(6.7)	2.6	(8.3)
Increase (decrease) in accounts payable/accrued liabilities	29.2	(12.2)	80.8
Other – net	(0.2)	1.9	2.6
Net cash provided by operating activities	289.9	257.1	173.1
Cash flows from investing activities
Capital expenditures	(87.0)	(108.2)	(76.3)
Proceeds from sale of assets	—	10.3	21.2
Proceeds from sale of investments	—	47.2	0.5
Net cash used for investing activities	(87.0)	(50.7)	(54.6)
Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2028	160.0	98.0	—
Repayment of senior unsecured credit facility - 2028	(160.0)	(98.0)	—
Borrowing from senior unsecured credit facility - 2024	—	65.0	50.0
Repayment of senior unsecured credit facility - 2024	—	(90.0)	(150.0)
Repayment of finance lease obligation and other debt, net	0.3	(0.2)	(0.6)
Issuance costs related to senior credit facility	—	(2.5)	—
Dividends paid	(49.3)	(42.2)	(33.7)
Repurchase of stock	(252.2)	(30.1)	—
Activity under stock plans	(0.5)	7.4	4.3
Net cash used for financing activities	(301.7)	(92.6)	(130.0)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	1.2	(4.2)
Net (decrease) increase in cash and cash equivalents	(101.6)	115.0	(15.7)
Cash and cash equivalents at beginning of period	227.0	112.0	127.7
Cash and cash equivalents at end of period	$125.4	$227.0	$112.0

Supplemental data:
Cash paid during the year for:
Interest, net of capitalized interest	$33.5	$34.6	$35.4
Income Taxes	$42.2	$59.1	$35.9
Accrual basis additions to property, plant and equipment	$81.1	$121.6	$69.8

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

We serve international markets through manufacturing facilities, sales offices and representatives located in the Americas, Europe, Asia Pacific, India, and Africa. We also had a presence in Malaysia where we were a partner in a joint venture which manufactures composite structures for Commercial Aerospace applications. In December 2023, we sold our 50% interest in the joint venture and received net proceeds of approximately $44.7 million and recorded a loss on the sale of $3.0 million (including the write-off of approximately $9.0 million in currency translation adjustments) which was included in Other expense in the Consolidated Statements of Operations for the year ended December 31, 2023.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hexcel Corporation and its subsidiaries after elimination of all intercompany accounts, transactions, and profits. Results for the years ended 2023 included our 50% equity ownership investment in the joint venture in Malaysia which was accounted for using the equity method of accounting. As mentioned above, we sold our interest in the joint venture in December 2023.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and are in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is December 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Assets and Liabilities Held for Sale

During the fourth quarter of 2024, the Company announced it was exploring strategic options for its operations in Austria and is undergoing a process to find a suitable successor for the Neumarkt plant. The products produced at our Neumarkt, Austria plant include those for the wind market. However, over the last several years, the wind energy market has moved away from using Hexcel’s glass prepreg products, resulting in the low volumes we are selling today.

As of December 31, 2024, the assets and liabilities of the Austria operations have been classified as held for sale and an impairment charge was recorded to other operating expense to reduce the carrying amount of the investment to the estimated fair value. The table below presents the carrying amounts of the assets and liabilities potentially included as part of the expected sale:

December 31,
(In millions)	2024
Accounts receivable	$6.2
Inventories	1.3
Assets held for sale	$7.5

Accounts payable	$2.4
Accrued liabilities	0.9
Other non-current liabilities	0.9
Liabilities held for sale	$4.2

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less when purchased. Our cash equivalents are held in money market investments with strong sponsor organizations which are monitored on a continuous basis.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable. Two customers and their related subcontractors accounted for approximately 55% of our annual net sales in 2024, 54% in 2023 and 51% in 2022. Refer to Note 18 for further information on significant customers. We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other financial information.

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

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard during the fourth quarter of 2024. For further information see Note 18, Segment Information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statement disclosures.

Note 2 — Inventories

	December 31,
(In millions)	2024	2023
Raw materials	$161.1	$131.4
Work in progress	41.6	46.0
Finished goods	153.5	157.0
Total inventory	$356.2	$334.4

Note 3— Accounts Receivable

	December 31,
(In millions)	2024	2023
Accounts receivable	$212.8	$235.1
Allowance for doubtful accounts	(0.8)	(0.4)
Accounts receivable, net	$212.0	$234.7

Bad debt expense was immaterial for all years presented.

Note 4 — Net Property, Plant and Equipment

	December 31,
(In millions)	2024	2023
Land	$119.2	$120.6
Buildings	727.5	733.7
Equipment	2,028.1	2,072.7
Construction in progress	285.5	265.0
Finance lease	2.8	3.5
Property, plant and equipment	3,163.1	3,195.5
Less accumulated depreciation	(1,566.4)	(1,516.8)
Net property, plant and equipment	$1,596.7	$1,678.7

Depreciation expense related to property, plant and equipment for the years ended December 31, 2024, 2023 and 2022, was $117.5 million, $118.0 million and $119.4 million, respectively. Capitalized interest of $10.7 million, $6.7 million, and $12.3 million for 2024, 2023 and 2022, respectively, was included in construction in progress. Capitalized costs associated with software accessed through a hosting arrangement were $17.6 million for 2024, $7.4 million for 2023, and were not material for 2022.

Note 5 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2024 and 2023, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2022	$86.9	$169.1	$256.0
Amortization expense	(1.8)	(5.0)	(6.8)
Currency translation adjustments and other	2.1	—	2.1
Balance as of December 31, 2023	$87.2	$164.1	$251.3
Amortization expense	(1.8)	(5.0)	(6.8)
Intangible Asset Impairment	—	(5.2)	(5.2)
Currency translation adjustments and other	(2.3)	—	(2.3)
Balance as of December 31, 2024	$83.1	$153.9	$237.0

We performed our annual impairment review of goodwill as of November 30, 2024 and determined that it was more likely than not that the fair values of our reporting units are above their carrying values and that no impairment exists. During the fourth quarter of 2024, we separately recorded an intangible asset impairment charge of $5.2 million as the net book value exceeded the expected fair value of these assets upon divestiture. The goodwill and intangible asset balances as of December 31, 2024 included $4.3 million of indefinite-lived intangible assets, $46.2 million of a definite-lived intangible asset (net of accumulated amortization of $51.3 million) and $186.5 million of goodwill. Of the $186.5 million of goodwill, $71.1 million is allocated to the Composite Materials segment and $115.4 million to the Engineered Products segment.

The weighted average remaining life of the finite lived intangible assets is 10 years. Amortization related to the definite lived intangible assets for the next five years and thereafter is as follows:

(In millions)
2025	$5.5
2026	5.5
2027	5.4
2028	5.0
2029	5.0
Thereafter	19.8
Total	$46.2

Note 6– Debt

	December 31,	December 31,
(In millions)	2024	2023
Current portion of finance lease	$0.1	$0.1
Current portion of debt	0.1	0.1
Senior unsecured credit facility - due 2028	—	—
4.7% senior notes — due 2025	300.0	300.0
3.95% senior notes — due 2027	400.0	400.0
Senior notes — original issue discount	(0.4)	(0.7)
Senior notes — deferred financing costs	(0.9)	(1.6)
Non-current portion of finance leases and other	1.9	1.7
Long-term debt	700.6	699.4
Total debt	$700.7	$699.5

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

Borrowings under the Facility bear interest for Secured Overnight Financing Rate ("SOFR") borrowings at (i) an Adjusted Term SOFR rate (subject to a 0.00% floor), where such “Adjusted Term SOFR” rate is equal to the Term SOFR rate for the applicable interest period plus 0.10%, plus the Applicable Margin or (ii) for base rate borrowings, the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the Adjusted Term SOFR rate (subject to a 0.00% floor) for a one-month interest period plus 1.00%, in each case plus the Applicable Margin. The “Applicable Margin” initially was 1.125% for SOFR rate borrowings and 0.125% for base rate borrowings, and after September 30, 2023, could fluctuate, determined by reference to the more favorable to the Company of its (i) public debt rating and (ii) consolidated leverage ratio, as specified in the Credit Agreement. Up to $50 million of the Facility may be used for letters of credit. The Credit Agreement enables the Company, from time to time, to add term loans or to increase the revolving credit commitment in an aggregate amount not to exceed $500 million.

The Credit Agreement contains customary covenants that place restrictions on, among other things, the incurrence of debt by any subsidiaries of the Company, granting of liens and sale of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Credit Agreement also contains financial covenants that require the Company to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio. As of December 31, 2024, we were in compliance with all debt covenants.

As of December 31, 2024, there were no outstanding borrowings under the Facility. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of December 31, 2024, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $750 million. The weighted average interest rate for the Facility was 6.5% for the year ended December 31, 2024.

The balance of unamortized deferred financing costs related to the Facility was $2.0 million at December 31, 2024 and $2.5 million at December 31, 2023.

3.95% Senior Notes

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for 2024 was 4.0% inclusive of an approximately 0.25% benefit of treasury locks. The fair value of the senior notes due in 2027 based on quoted prices utilizing Level 2 inputs (as defined in Note 19) was $391.2 million at December 31, 2024. The balance of unamortized deferred financing costs and debt discount related to the senior notes was $1.1 million at December 31, 2024 and $1.7 million at December 31, 2023.

4.7% Senior Notes

In 2015, the Company issued $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes due in 2025. In accordance with ASC 470-10-45-14 the Company classified the 4.7% Senior Unsecured Notes due in August 2025 as long-term debt at December 31, 2024 due to the Company’s intent to refinance the senior notes on a long-term basis and the Company’s ability to consummate such refinancing as the Company has the ability to draw on the Credit Agreement for the full amount of the Company’s obligations under the senior notes. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.7%. The effective interest rate for 2024 was 4.9%. The fair value of the senior notes based on quoted prices utilizing Level 2 inputs was $299.4 million at December 31, 2024. The balance for unamortized deferred financing costs and debt discount related to the senior notes was $0.2 million at December 31, 2024 and $0.6 million at December 31, 2023.

Note 7 — Leases

At December 31, 2024, we had approximately $25.4 million of right of use assets recorded in non-current other assets, and $25.4 million of related liabilities, $19.4 million of which was included in other non-current liabilities with the current portion of $6.0 million included in accrued liabilities. The weighted average of the remaining lease terms was approximately 6 years. We discount the future lease payments of our leases using the prevailing rates extended to us by our lenders relevant to the period of inception. These rates are comprised of LIBOR or SOFR plus a stated spread less a component related to collateralization. The rates are relative to the duration of the lease at inception and the country of origin. The weighted average interest rate used in calculating the fair values listed above was 3.8%.

The following table lists the schedule of future undiscounted cash payments related to right of use assets by year:

(In millions)
2025	$6.7
2026	6.0
2027	5.0
2028	4.2
2029	2.5
Thereafter	3.9
Total lease payments	28.3
Less: Imputed interest	2.9
Present value of lease payments	$25.4

Operating lease expense recognized during the year ended December 31, 2024, 2023 and 2022, was $15.3 million, $16.1 million and $15.2 million, respectively. Expense related to operating leases which have a duration of a year or less were not material. Expenses for finance leases for the years ended December 31, 2024, 2023 and 2022 were not material.

(In millions)	Balance Sheet Classification	2024	2023
Operating lease ROU assets	Other assets	$25.4	$29.3

Operating lease current liabilities	Accrued liabilities	6.0	7.3
Operating lease long-term liabilities	Other non-current liabilities	19.4	22.0
Total operating lease liabilities		$25.4	$29.3

Finance lease, gross	Property, plant & equipment, net	2.8	3.5
Finance lease accumulated depreciation	Property, plant & equipment, net	1.2	1.5
Finance lease, net		$1.6	$2.0

Finance lease current liabilities	Accrued liabilities	0.1	0.1
Finance lease long-term liabilities	Long-term debt	-	0.1
Total finance lease liabilities		$0.1	$0.2

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

U.S. Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former U.S. employees that are funded as benefits are incurred. Under the provisions of these plans, we expect to contribute approximately $16.5 million in 2025 to cover unfunded benefits, including approximately $15.9 million for a one-time lump sum payment.

Multi-Employer Plan

The Company is party to a multi-employer pension plan covering certain U.S. employees with union affiliations. The plan is the Western Metal Industry Pension Fund, (“the Plan”). The Plan’s employer identification number is 91-6033499; the Plan number is 001. In 2024, 2023 and 2022 the Plan reported Hexcel Corporation as being an employer that contributed greater than 5% of the Plan’s total contributions. The collective bargaining agreement was renewed on November 20, 2020 retroactively to October 1, 2020 for a five-year term. The Plan has been listed in “critical status” and has been operating in accordance with a Rehabilitation Plan since 2010. The Plan, as amended under the Rehabilitation Plan, reduced the adjustable benefits of the participants, and levied a surcharge on employer contributions. The Company contributed $1.7 million in 2024, $1.6 million in 2023 and $1.5 million in 2022. We expect the Company’s contribution to be approximately $1.8 million in 2025 and remain at that level over the remaining term.

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

U.S. Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible U.S. retirees. Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996. Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred. Under the provisions of these plans, we expect to contribute approximately $0.2 million in 2025 to cover unfunded benefits.

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

European Defined Benefit Retirement Plans

We have defined benefit retirement plans in Belgium, France, and Austria covering certain employees of our subsidiaries in those countries. The defined benefit plan in the United Kingdom (the “U.K. Plan”), the largest of the European plans, was terminated in 2011 and replaced with a defined contribution plan. The total assets in the U.K. Plan were held in a variety of investments. Equity investments and growth fund investments were made with the objective of achieving a return on plan assets consistent with the funding requirements of the plan, maximizing portfolio return and minimizing the impact of market fluctuations on the fair value of the plan assets. In 2020 and 2021, the plan bought insurance policies through the same insurer, referred to as a buy-in, which immunized the full amount of the liability. In the fourth quarter of 2023, the Company finalized a buy out, at which point the third party insurer became legally responsible to pay the retirement benefits to plan participants. The Company no longer has any obligations relative to the plan. In connection with the buy-out, in 2023, the Company reported a pre-tax non-cash settlement charge of approximately $70.5 million and a gain of $1.9 million related to excess assets from the UK pension plan that reverted back to the Company, which were recorded in Other expense (income) on the Consolidated Statements of Operations. Under the provisions of these plans, we expect to contribute approximately $1.3 million in 2025 to cover unfunded benefits.

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

Net Periodic Pension Expense

Net periodic expense for our U.S. and European qualified and nonqualified defined benefit pension plans and our retirement savings plans for the three years ended December 31, 2024 is detailed in the table below.

(In millions)	2024	2023	2022
Defined benefit retirement plans	$1.6	$5.7	$5.7
Union sponsored multi-employer pension plan	1.7	1.5	1.3
Retirement savings plans-matching contributions	11.6	10.5	9.6
Retirement savings plans-profit sharing contributions	11.1	9.6	5.3
Net periodic expense	$26.0	$27.3	$21.9

Defined Benefit Retirement and Postretirement Plans

Net periodic cost of our defined benefit retirement and postretirement plans for the three years ended December 31, 2024, were:

(In millions)	U.S. Plans			European Plans
Defined Benefit Retirement Plans	2024	2023	2022	2024	2023	2022
Service cost	$-	$1.3	$1.2	$0.6	$0.5	$0.7
Interest cost	0.9	0.9	0.4	0.6	4.9	2.1
Expected return on plan assets	—	—	—	(0.1)	(4.7)	(2.1)
Net amortization	(0.5)	0.1	1.0	0.1	2.5	2.1
Net periodic pension cost (income)	$0.4	$2.3	$2.6	$1.2	$3.2	$2.8

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

(In millions)
U.S. Postretirement Plans	2024	2023	2022
Interest cost	$—	$—	$—
Net amortization and deferral	—	(0.8)	(1.1)
Net periodic postretirement benefit income	$—	$(0.8)	$(1.1)

	Defined Benefit Retirement Plans
(In millions)	U.S. Plans		European Plans		Postretirement Plans
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss	2024	2023	2024	2023	2024	2023
Net loss (gain)	$1.8	$(3.3)	$0.4	$4.9	$—	$(0.1)
Amortization of actuarial gains (losses)	0.5	—	(0.1)	(70.5)	—	0.8
Prior service cost	—	(0.1)	—	(1.1)	—	—
Effect of foreign exchange	—	—	—	1.8	—	—
Total recognized in other comprehensive income (loss), (pre-tax)	$2.3	$(3.4)	$0.3	$(64.9)	$—	$0.7

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans and postretirement plans, as of and for the years ended December 31, 2024 and 2023, were:

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans		Postretirement Plans
(In millions)	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation - beginning of year	$18.1	$19.9	$17.7	$128.8	$1.0	$1.2
Service cost	—	1.3	0.6	0.5	—	—
Interest cost	0.9	0.9	0.6	4.9	—	—
Plan participants’ contributions	—	—	—	—	—	—
Actuarial loss (gain)	1.1	(3.3)	0.3	(14.8)	(0.2)	(0.1)
Plan amendments and acquisitions	—	—	—	—	—	—
Curtailments and settlements	0.7	—	(0.8)	(99.8)	—	—
Benefits and expenses paid	(0.7)	(0.7)	(0.8)	(4.7)	—	(0.1)
Currency translation adjustments	—	—	(0.7)	2.8	—	—
Benefit obligation - end of year	$20.1	$18.1	$16.9	$17.7	$0.8	$1.0
Change in plan assets:
Fair value of plan assets - beginning of year	$—	$—	$4.6	$122.1	$—	$—
Actual return on plan assets	—	—	0.1	(15.6)	—	—
Employer contributions	0.7	0.7	1.1	(0.9)	0.1	0.1
Plan participants’ contributions	—	—	—	—	—	—
Benefits and expenses paid	(0.7)	(0.7)	(0.8)	(4.7)	(0.1)	(0.1)
Curtailments and settlements	—	—	(0.8)	(99.8)	—	—
Currency translation adjustments	—	—	(0.2)	3.5	—	—
Fair value of plan assets - end of year	$—	$—	$4.0	$4.6	$—	$—
Amounts recognized in Consolidated Balance Sheets:
Non-current assets	$—	$—	$—	$—	$—	$—
Current liabilities	$16.2	$1.3	$1.0	$0.8	$0.2	$0.2
Non-current liabilities	3.9	16.8	11.9	12.3	0.6	0.9
Total liabilities (a)	$20.1	$18.1	$12.9	$13.1	$0.8	$1.1
Amounts recognized in Accumulated Other Comprehensive Loss:
Actuarial net gain	$0.3	$2.6	$1.1	$0.8	$0.5	$0.3
Prior service cost	—	—	—	—	—	—
Total amounts recognized in accumulated other comprehensive loss	$0.3	$2.6	$1.1	$0.8	$0.5	$0.3

(a) The current and non-current portions of the accrued benefit costs for the defined benefit retirement plans and postretirement benefit plans are included within “accrued compensation and benefits” and “retirement obligations”, respectively, in the accompanying consolidated balance sheets.

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2024. All costs related to our pensions are included as a component of operating income in our Consolidated Statements of Operations. For the years ended December 31, 2024, 2023 and 2022 amounts unrelated to service costs were a benefit of $1.0 million, $2.9 million and $2.4 million, respectively.

The total accumulated benefit obligation (“ABO”) for the U.S. defined benefit retirement plans was $20.1 million and $17.8 million as of December 31, 2024 and 2023, respectively. The European plans’ ABO exceeded plan assets as of December 31, 2024 by $9.6 million and in 2023 by $8.8 million. The ABO for these plans was $13.6 million and $13.4 million as of December 31, 2024 and 2023, respectively.

Benefit payments for the plans are expected to be as follows:

		European	Postretirement
(In millions)	U.S. Plans	Plans	Plans
2025	$16.5	$1.3	$0.2
2026	0.6	1.4	0.2
2027	0.6	1.5	0.2
2028	0.5	1.8	0.1
2029	0.5	0.9	0.1
2029-2033	1.7	7.1	0.2
	$20.4	$14.0	$1.0

Fair Values of Pension Assets

The following table presents pension assets measured at fair value at December 31, 2024 and 2023 utilizing the fair value hierarchy discussed in Note 19:

		Fair Value Measurements at
(In millions)	December 31,	December 31, 2024
Description	2024	Level 1	Level 2	Level 3
Insurance contracts	$2.0	$—	$—	$2.0
Diversified investment funds	2.0	—	—	2.0
Total assets	$4.0	$—	$—	$4.0

		Fair Value Measurements at
	December 31,	December 31, 2023
Description	2023	Level 1	Level 2	Level 3
Insurance contracts	$2.4	$—	$—	$2.4
Diversified investment funds	2.2	—	—	2.2
Total assets	$4.6	$—	$—	$4.6

Prior to the buy-out, the U.K. Plan invested funds were not exchange-listed and were, therefore, classified as Level 3.

	Balance at	Actual	Purchases,	Changes due	Balance at
(In millions)	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2024	plan assets	settlements	rates	2024
Diversified investment funds	$2.2	$—	$(0.1)	$(0.1)	$2.0
Insurance contracts	2.4	0.1	(0.4)	(0.1)	$2.0
Total level 3 assets	$4.6	$0.1	$(0.5)	$(0.2)	$4.0

	Balance at	Actual	Purchases,	Changes due	Balance at
	January 1,	return on	sales and	to exchange	December 31,
Reconciliation of Level 3 Assets	2023	plan assets	settlements	rates	2023
Diversified investment funds	$1.8	$0.1	$0.2	$0.1	$2.2
Insurance contracts	112.9	(16.5)	(97.2)	3.2	2.4
Total level 3 assets	$114.7	$(16.4)	$(97.0)	$3.3	$4.6

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

The actual allocations for the pension assets at December 31, 2024 and 2023, and target allocations by asset class, are as follows:

	Percentage	Target	Percentage	Target
	of Plan Assets	Allocations	of Plan Assets	Allocations
Asset Class	2024	2024	2023	2023
Diversified investment funds	49.4%	49.4%	47.0%	47.0%
Insurance contracts	50.6	50.6	53.0	53.0
Total	100%	100%	100%	100%

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

Assumptions used to estimate the actuarial present value of benefit obligations at December 31, 2024, 2023 and 2022 are shown in the following table. These year-end values are the basis for determining net periodic costs for the following year.

	2024	2023	2022
U.S. defined benefit retirement plans:
Discount rates	5.00%	4.7% - 4.8%	5.0% - 5.1%
Rate of increase in compensation	3%	3%	3%
European defined benefit retirement plans:
Discount rates	3.8% - 5.2%	3.6% - 5.2%	3.1% - 3.95%
Rates of increase in compensation	3.1%-3.5%	3.2%-3.5%	3.2%-3.5%
Expected long-term rates of return on plan assets	2.0% – 3.0%	2.0% – 3.0%	2.0% – 3.95%
Postretirement benefit plans:
Discount rates	5.0%	4.7%	2.0%

The following table presents the impact that a one-percentage-point increase and a one-percentage-point decrease in the expected long-term rate of return and discount rate would have on the 2024 pension expense, and the impact on our retirement obligation as of December 31, 2024 for a one-percentage-point change in the discount rate:

	U.S. Non-Qualified	U.S. Retiree
(In millions)	Pension Plans	Medical Plans
Periodic pension expense
One-percentage-point increase:
Expected long-term rate of return	N/A	N/A
Discount rate	$—	$—
One-percentage-point decrease:
Expected long-term rate of return	N/A	N/A
Discount rate	$—	$—
Retirement obligation
One-percentage-point increase in discount rate	$(0.3)	$—
One-percentage-point decrease in discount rate	$0.3	$—

The annual rate of increase in the per capita cost of covered health care benefits is assumed to be 6.5% for medical rates and are assumed to gradually decline to 4.75% by 2031.

Note 9 — Income Taxes

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2024, were as follows:

(In millions)	2024	2023	2022
Income before income taxes:
U.S.	$97.8	$128.5	$110.6
International	57.1	(18.8)	39.2
Total income before income taxes	$154.9	$109.7	$149.8

Income tax expense (benefit):
Current:
U.S.	$28.7	$38.3	$28.3
International	10.8	6.5	6.4
Current income tax expense	39.5	44.8	34.7
Deferred:
U.S.	(28.6)	(17.0)	(8.9)
International	11.9	(15.7)	5.8
Deferred income tax benefit	(16.7)	(32.7)	(3.1)
Total income tax expense	$22.8	$12.1	$31.6

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 21.0% to the effective income tax rate, for the year ended December 31, 2024, 2023 and 2022 is as follows:

(In millions)	2024	2023	2022
Provision (benefit) for taxes at U.S. federal statutory rate	$32.5	$23.0	$31.5
State and local taxes, net of federal benefit	(0.3)	(1.3)	0.6
Foreign effective rate differential	2.8	2.0	1.5
R&D tax credits and related benefits	(16.5)	(5.1)	(3.4)
Change in valuation allowance	6.2	1.1	0.7
Remeasurement of deferred taxes	1.5	(1.1)	0.7
Employee benefits and related	2.2	1.7	1.5
Other	1.5	4.2	1.1
(Decrease) increase in reserves for uncertain tax positions	0.4	(0.1)	(0.5)
Pension Plan Settlement	—	(4.4)	—
U.S. foreign derived intangible income tax benefit	(4.3)	(3.9)	(2.1)
Tax Incentives	(3.2)	(4.0)	—
Total income tax expense	$22.8	$12.1	$31.6

We do not provide for additional income or withholding taxes for any undistributed foreign earnings as we do not currently have any specific plans to repatriate funds from our international subsidiaries; however, we may do so in the future if a dividend can be remitted with no material tax impact. As of December 31, 2024, we have approximately $223.0 million of unremitted foreign earnings that we intend to keep indefinitely reinvested. Additionally, due to withholding tax, basis computations and other tax related considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, requiring a minimum effective tax rate of 15%, are effective for tax years beginning on or after January 1, 2024. Under Pillar Two, a top-up tax will be required for certain jurisdictions whose effective tax rate falls below the 15% minimum rate. Although the U.S. has not yet enacted legislation to adopt Pillar Two, nearly all European Union member states have enacted the Pillar Two legislation. After considering the applicable tax law changes associated with Pillar Two legislation, we determined there was no material impact to our provision for income taxes for the 12 months ended December 31, 2024. The Company will continue to monitor for additional guidance and legislative changes related to Pillar Two in the jurisdictions where we operate.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2024 and 2023 are:

(In millions)	2024	2023
Assets
Net operating loss carryforwards	$76.0	$89.8
Tax credit carryforwards	10.3	9.4
Stock-based compensation	7.7	9.4
Other comprehensive income	1.4	—
Inventory reserves	10.8	9.2
Right of use liability	6.0	6.9
Capitalized research and development expenditures	43.8	24.8
Reserves and other	11.2	12.0
Subtotal	167.2	161.5
Valuation allowance	(13.7)	(7.5)
Total assets	$153.5	$154.0
Liabilities
Accelerated depreciation	(164.1)	(177.2)
Accelerated amortization	(18.8)	(19.3)
Right of use asset	(6.0)	(6.9)
Other	(5.9)	(9.9)
Total liabilities	(194.8)	$(213.3)
Net deferred tax liabilities	$(41.3)	$(59.3)

Deferred tax assets and deferred tax liabilities as presented in the Consolidated Balance Sheets as of December 31, 2024 and 2023 are as follows and are recorded in other assets and deferred income taxes in the Consolidated Balance Sheets:

(In millions)	2024	2023
Long-term deferred tax assets, net	$39.9	$51.3
Long-term deferred tax liability, net	(81.2)	(110.6)
Net deferred tax liabilities	$(41.3)	$(59.3)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The valuation allowance as of December 31, 2024 relates to certain U.S. and foreign tax attributes for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained. The valuation allowance increased by $6.2 million in 2024 primarily as a result of changes in the realization of deferred tax assets in a foreign jurisdiction. The net change in the total valuation allowance for the years ended December 31, 2024 and 2023, was an increase of $6.2 million and a decrease of $0.8 million, respectively.

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

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2024, we had tax credit carryforwards for U.S. state tax purposes of $10.3 million available to offset future income taxes. These credits will begin to expire if not utilized in 2026. We also had net operating loss carryforwards for U.S. state and foreign income tax purposes of $2.8 million and $305.7 million, respectively, for which there were foreign valuation allowances of $15.2 million as of December 31, 2024. Our foreign net operating losses can be carried forward without limitation in Austria,

Belgium, France, Luxembourg, and the U.K. We have a valuation allowance against certain foreign net operating losses for which the Company believes it is not more likely than not that the net operating losses will be utilized.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2024 relate to U.S. federal and various state jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits.

	Unrecognized Tax Benefits
(In millions)	2024	2023	2022
Balance as of January 1,	$2.4	$2.5	$9.7
Additions based on tax positions related to the current year	0.5	0.4	0.2
Reductions for tax positions of prior years	—	—	—
Expiration of the statute of limitations for the assessment of taxes	(0.1)	(0.5)	(7.4)
Balance as of December 31,	$2.8	$2.4	$2.5

We had unrecognized tax benefits of $2.8 million at December 31, 2024, of which $2.8 million, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the Consolidated Statements of Operations. The Company did not recognize any interest expense or penalties related to the above unrecognized tax benefits in 2024 and 2023. The Company had no accrued interest as of December 31, 2024 and 2023.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The U.S. federal tax returns have been audited through 2016. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years in major jurisdictions that remain open to examination are the U.S. (2021 onward for Federal purposes and 2020 onward for state purposes), Austria (2019 onward), Belgium (2016 onward), France (2021 onward), Spain (2020 onward), Germany (2018 onward), Luxembourg (2019 onward), and the U.K. (2020 onward). We are currently under examination in certain foreign tax jurisdictions.

As of December 31, 2024, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2014 onward. We believe it is reasonably possible that the total amount of unrecognized tax benefits disclosed as of December 31, 2024 may decrease by approximately $1.0 to $1.5 million in the fiscal year ending December 31, 2025 due to the expiration of statutes of limitation.

Note 10 — Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2024, 2023 and 2022 was as follows:

(Number of shares in millions)	2024	2023	2022
Common stock:
Balance, beginning of year	110.8	110.4	110.1
Activity under stock plans	0.8	0.4	0.3
Balance, end of year	111.6	110.8	110.4
Treasury stock:
Balance, beginning of year	26.7	26.2	26.1
Repurchased	3.9	0.5	0.1
Balance, end of year	30.6	26.7	26.2
Common stock outstanding	81.0	84.1	84.2

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

Dividends per share of common stock for 2024 and 2023 were $0.60 and $0.50, respectively. For the years ended December 31, 2024 and 2023, we paid $49.3 million and $42.2 million in dividends for each year, respectively.

During the year ended December 31, 2024, we repurchased 3,649,310 shares of common stock on the open market under the repurchase plans at an average price of $68.49 per share and at a cost of $252.2 million, including sales commissions, leaving approximately $234.9 million available for additional repurchases under the 2024 Repurchase Plan. The acquisition of these shares was accounted for under the treasury stock method.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the years ended December 31, 2024, 2023 and 2022:

(In millions)	2024	2023	2022
Consolidated Net Sales	$1,903.0	$1,789.0	$1,577.7
Commercial Aerospace	1,194.2	1,068.2	911.8
Space & Defense	569.5	544.8	465.2
Industrial	139.3	176.0	200.7

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Consolidated Balance Sheets as a component of current assets. The activity related to contract assets is as follows:

	Composite	Engineered
(In millions)	Materials	Products	Total
Opening adjustment - January 1, 2022	$6.8	$23.7	$30.5
Net revenue billed	2.3	(0.8)	1.5
Balance at December 31, 2022	$9.1	$22.9	$32.0
Net revenue billed	(0.8)	(6.1)	(6.9)
Balance at December 31, 2023	8.3	16.8	25.1
Net revenue billed	0.8	3.9	4.7
Balance at December 31, 2024	$9.1	$20.7	$29.8

Contract assets as of December 31, 2024, will be billed and reclassified to accounts receivable during 2025. Accounts receivable, net, includes amounts billed to customers where the right to payment is unconditional.

Note 12 — Restructuring

We recognized restructuring charges of $2.3 million for the year ended December 31, 2024 primarily related to severance. Anticipated future cash payments as of December 31, 2024 were $1.5 million.

We recognized restructuring charges of $0.8 million and $7.6 million for the years ended December 31, 2023 and December 31, 2022, respectively, primarily related to severance and asset impairments. Restructuring charges are recorded in Other Operating Expense on the Consolidated Statements of Operations.

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2023	Charge	FX Impact	Paid	Non-Cash	2024
Employee termination	$1.2	$2.3	$(0.2)	$(2.2)	$0.4	$1.5
Impairment and other	—	—	—	—	—	$—
Total	$1.2	$2.3	$(0.2)	$(2.2)	$0.4	$1.5

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2022	Charge	FX Impact	Paid	Non-Cash	2023
Employee termination	$5.4	$0.5	$—	$(4.7)	$—	$1.2
Impairment and other	—	0.3	—	—	(0.3)	—
Total	$5.4	$0.8	$—	$(4.7)	$(0.3)	$1.2

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2021	Charge	FX Impact	Paid	Non-Cash	2022
Employee termination	$9.0	$3.1	$(0.3)	$(6.4)	$—	$5.4
Impairment and other	—	4.5	—	(2.2)	(2.3)	—
Total	$9.0	$7.6	$(0.3)	$(8.6)	$(2.3)	$5.4

Note 13 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2024, 2023 and 2022:

(In millions)	2024	2023	2022
Non-qualified stock options	$4.6	$4.5	$5.4
Restricted stock, service based (“RSUs”)	8.4	7.7	7.2
Restricted stock, performance based (“PRSUs”)	8.4	8.0	6.7
Employee stock purchase plan	0.8	0.7	0.6
Stock-based compensation expense	$22.2	$20.9	$19.9
Tax benefit from stock exercised and converted during the period	$6.7	$2.5	$1.6

Non-Qualified Stock Options

Non-qualified stock options (“NQOs”) have been granted to our employees and directors under our stock compensation plan. Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2024 is as follows:

	Number of	Weighted-	Remaining
	Options	Average	Contractual Life
	(In millions)	Exercise Price	(in years)
Outstanding at December 31, 2021	1.7	$51.28	6.3
Options granted	0.2	$52.17	-
Options exercised	(0.1)	$37.99	-
Outstanding at December 31, 2022	1.8	$52.01	5.7
Options granted	0.2	$68.79	-
Options exercised	(0.2)	$42.95	-
Outstanding at December 31, 2023	1.8	$54.58	5.4
Options granted	0.3	$65.76	-
Options exercised	(0.3)	$45.53	-
Outstanding at December 31, 2024	1.8	$57.54	5.0

	Year Ended December 31,
(In millions, except weighted average exercise price)	2024	2023
Aggregate intrinsic value of outstanding options	$14.2	$33.6
Aggregate intrinsic value of exercisable options	$13.5	$26.4
Total intrinsic value of options exercised	$5.6	$5.9
Total number of options exercisable	1.3	1.3
Weighted average exercise price of options exercisable	$55.35	$54.05
Total unrecognized compensation cost on non-vested options (a)	$2.9	$1.2

(a)
Unrecognized compensation cost relates to non-vested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Risk-free interest rate	3.98%--4.53%	3.51%	1.74%
Expected option life (in years)	6.09	6.05	6.03
Dividend yield	0.9%	0.7%	0.8%
Volatility	33.23%--34.53%	37.14%	44.21%
Weighted-average fair value per option granted	$24.32	$26.81	$21.40

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

Restricted Stock Units — Service Based

As of December 31, 2024, a total of 403,326 shares of service based restricted stock units were outstanding, which vest based on years of service under the 2003 and 2013 incentive stock plan. RSUs are granted to key employees, executives, and directors of the Company. The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The total compensation expense related to awards granted to retirement-eligible employees is recognized on the grant date.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2024, 2023 and 2022:

	RSUs	Weighted-Average
	Number of (In millions)	Fair Value Grant Date
Outstanding at December 31, 2021	0.5	$47.46
RSUs granted	0.1	$53.51
RSUs issued	(0.1)	$54.63
Outstanding at December 31, 2022	0.5	$46.93
RSUs granted	0.1	$67.69
RSUs issued	(0.1)	$53.05
Outstanding at December 31, 2023	0.5	$50.41
RSUs granted	0.1	$66.02
RSUs issued	(0.2)	$48.22
Outstanding at December 31, 2024	0.4	$57.48

As of December 31, 2024, there was total unrecognized compensation cost related to non-vested RSUs of $7.8 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units — Performance Based

As of December 31, 2024, a total of 424,438 shares of performance based restricted stock units were outstanding under the 2003 and 2013 incentive stock plan. The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant. PRSUs are based on a three-year performance period. The stock-based compensation expense related to awards granted to retirement-eligible employees is expensed on the grant date and is trued up as projections change. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three-year period. A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary, of the Company’s PRSU activity, at original grant amounts, for the years ended December 31, 2024, 2023 and 2022:

		Weighted-
	Number of	Average
	PRSUs	Grant Date
	(In millions)	Fair Value
Outstanding at December 31, 2021	0.4	$57.19
PRSUs granted	0.1	$52.17
PRSUs issued	-	$-
PRSUs cancelled	(0.1)	$65.56
Outstanding at December 31, 2022	0.4	$53.71
PRSUs granted	0.1	$68.79
PRSUs issued	-	$-
PRSUs cancelled	(0.1)	$73.75
Outstanding at December 31, 2023	0.4	$53.19
PRSUs granted	0.3	$58.72
PRSUs issued	(0.3)	$45.05
PRSUs cancelled	-	$-
Outstanding at December 31, 2024	0.4	$62.56

As of December 31, 2024, there was total unrecognized compensation cost related to non-vested PRSUs of $4.7 million, which is to be recognized over the remaining vesting period ranging from one year to three years. The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2024, 2023, and 2022 cash received from stock option exercises was $7.1 million, $7.8 million and $3.0 million, respectively. We used $11.3 million, $3.2 million and $2.1 million in cash related to the shares withheld to satisfy employee tax obligations for RSUs and PRSUs converted during the years ended December 31, 2024, 2023 and 2022, respectively.

We classify the cash flows resulting from these tax benefits as financing cash flows. We either issue new shares of our common stock or utilize treasury shares upon the exercise of stock options or the conversion of stock units.

Shares Authorized for Grant

In 2019, an amendment to the Hexcel Corporation 2013 Incentive Stock Plan (the “Plan”) was adopted that increased the number of shares of the Company’s common stock authorized for issuance under the Plan by 3,300,000 shares. As of December 31, 2024, an aggregate of 1.8 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

The Company offers an ESPP, which allowed for eligible employees to contribute up to 10% of their base earnings, to a maximum of $25,000 in a calendar year, toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock. There were 80,589, 73,809 and 74,664 ESPP shares purchased in 2024, 2023 and 2022, respectively.

Note 14 — Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2024, 2023 and 2022, are as follows:

(In millions, except per share data)	2024	2023	2022
Basic net income per common share:
Net income	$132.1	$105.7	$126.3
Weighted average common shares outstanding	82.3	84.6	84.4
Basic net income per common share	$1.61	$1.25	$1.50

Diluted net income per common share:
Weighted average common shares outstanding — Basic	82.3	84.6	84.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.5	0.4
Stock options	0.3	0.4	0.2
Weighted average common shares outstanding — Dilutive	83.0	85.5	85.0
Dilutive net income per common share	$1.59	$1.24	$1.49

Anti-dilutive shares outstanding, excluded from computation	0.9	0.3	0.8

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

Cross Currency and Interest Rate Swap Agreements

In November 2020, we entered into a cross currency and interest rate swap which is designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange are recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons is recorded as a credit to interest expense. The derivative swaps €270 million bearing interest at a fixed rate of 0.30% for $319.9 million at a fixed rate interest of 1.115%. The interest coupons settle semi-annually. The principal will amortize each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and a final settlement on November 15, 2025 of €70 million versus $82.9 million. The carrying value of the derivative at December 31, 2024 is a current asset of $9.5 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2027. The aggregate notional amount of these contracts was $386.4 million at December 31, 2024 and $393.3 million at December 31, 2023. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges was losses of $19.3 million, gains of $10.5 million and losses of $27.9 million, for the years ended December 31, 2024, 2023 and 2022, respectively, and are recorded in other comprehensive (loss) income.

The fair values of outstanding derivative financial instruments as of December 31, 2024 and December 31, 2023 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Derivative Products
Foreign currency forward exchange contracts	$1.5	$4.8	$0.1	$5.5	$6.8	$3.2	$5.2	$—
Undesignated hedges	—	—	—	—	0.1	1.4	—	—
Commodity swaps	—	0.5	—	0.2	1.1	1.5	0.3	0.2
Cross currency and interest rate swap	13.9	4.3	—	3.7	—	—	—	—
Total Derivative Products	$15.4	$9.6	$0.1	$9.4	$8.0	$6.1	$5.5	$0.2

During the years ended December 31, 2024 and 2023 the net impact for the hedges recognized in sales was a loss of $1.5 million and a loss of $10.9 million, respectively. For the two years ended December 31, 2024 and 2023, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the years ended December 31, 2024, 2023 and 2022, we recognized net foreign exchange gains of $4.0 million, $1.4 million, and $3.3 million, respectively, in the Consolidated Statements of Operations. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.1 million of current liabilities on our Consolidated Balance Sheets at December 31, 2024.

The activity, net of tax, in accumulated other comprehensive loss related to foreign currency forward exchange contracts for the years ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Unrealized gain (loss) at beginning of period, net of tax	$5.2	$(10.5)	$(3.5)
Loss reclassified to net sales	1.1	8.0	14.0
(Decrease) increase in fair value	(14.2)	7.7	(21.0)
Unrealized gain (loss) at end of period, net of taxes	$(7.9)	$5.2	$(10.5)

Unrealized loss of $5.3 million recorded in accumulated other comprehensive loss, net of tax of $1.4 million, as of December 31, 2024 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded. The impact of credit risk adjustments was immaterial for the three years.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of December 31, 2024, the Company had commodity swap agreements with a notional value of $19.0 million. The swaps mature monthly through December 2026. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was a liability of $1.3 million (of which $0.3 million was recorded in long term liabilities) ) at December 31, 2024 and an asset of $0.7 million and a liability of $1.7 million (of which $0.2 million was recorded in long term liabilities) at December 31, 2023.

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

On December 16, 2022, the EPA lodged a Consent Decree with the U.S. District Court for the District of New Jersey requesting court approval of a $150 million settlement of the EPA’s CERCLA claims against Hexcel and 83 other PRPs for costs related to alleged contamination of the upper and lower portions of the Lower Passaic River. The 84 PRPs have collectively placed $150 million in escrow, pending District Court approval of the Consent Decree. In December 2024, the District Court granted the issuance of the Consent Decree, however, this decision has been appealed.

Environmental remediation reserve activity for the three years ended December 31, was as follows:

(In millions)	2024	2023	2022
Beginning remediation accrual balance	$0.7	$0.8	$2.1
Current period expenses	—	0.3	—
Cash expenditures	(0.4)	(0.4)	(1.3)
Ending remediation accrual balance	$0.3	$0.7	$0.8

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of December 31, 2024 and December 31, 2023, our aggregate environmental related accruals were $0.3 million and $0.7 million, respectively. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

Warranty expense for the years ended December 31, 2024, 2023 and 2022 and accrued warranty cost, included in “other accrued liabilities” in the Consolidated Balance Sheets were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2021	$2.5
Warranty expense	3.3
Deductions and other	(2.7)
Balance as of December 31, 2022	$3.1
Warranty expense	3.3
Deductions and other	(3.6)
Balance as of December 31, 2023	$2.8
Warranty expense	2.9
Deductions and other	(3.3)
Balance as of December 31, 2024	$2.4

Purchase Obligations

At December 31, 2024, purchase commitments were $15.1 million for 2025, $11.2 million for 2026, $8.9 million for 2027, $6.2 million for 2028, $5.5 million for 2029, and $42.0 million thereafter.

Note 17 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the Consolidated Statements of Operations.

The components of accumulated other comprehensive loss as of December 31, 2024 and 2023 were as follows:

	Unrecognized Net Defined Benefit	Change in Fair Value of Derivatives	Foreign Currency
(In millions)	Plan Costs	Products	Translation	Total
Balance at December 31, 2022	$(49.1)	$(15.4)	$(109.9)	$(174.4)
Other comprehensive income (loss) before reclassifications	(4.2)	8.6	29.1	33.5
Amounts reclassified from accumulated other comprehensive loss	54.3	12.5	—	66.8
Other comprehensive income (loss)	50.1	21.1	29.1	100.3
Balance at December 31, 2023	$1.0	$5.7	$(80.8)	$(74.1)
Other comprehensive (loss) income before reclassifications	(1.4)	(16.1)	(29.1)	(46.6)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	6.0	—	5.7
Other comprehensive loss	(1.7)	(10.1)	(29.1)	(40.9)
Balance at December 31, 2024	$(0.7)	$(4.4)	$(109.9)	$(115.0)

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$(0.4)	$(0.3)	$72.3	$54.3	$2.4	$1.9

Derivative Products
Foreign currency forward exchange contracts	1.5	1.1	10.9	8.0	18.7	14.0
Commodity swaps	0.7	0.5	5.3	4.0	2.0	1.5
Interest rate swaps	5.7	4.4	0.7	0.5	(21.9)	(16.9)
Total Derivative Products	$7.9	$6.0	$16.9	$12.5	$(1.2)	$(1.4)

Note 18 — Segment Information

In November 2023, the FASB amended the guidance in ASC 280, Segment Reporting by issuing ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updated the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this guidance in the fourth quarter of 2024.

We report two segments, Composite Materials and Engineered Products. Corporate and certain other expenses are not allocated to the segments, except to the extent that the expense can be directly attributable to the segment. Corporate & Other is shown to reconcile to Hexcel’s consolidated results. Hexcel’s Chief Executive Officer & President, Tom Gentile, is the Company’s Chief Operating Decision-Maker ("CODM"). He assesses the performance of the Company’s entire business, as well as the individual segments, and is the ultimate decision maker in allocating resources within the Company. The CODM has leadership teams, organized along the various functions/lines of our business, with whom he regularly reviews and assesses segment operations and performance.

The financial results for our segments are prepared using a management approach, which is consistent with the basis and manner in which we internally segregate financial information for the purpose of assisting in making internal operating decisions. We evaluate the performance of our segments based on operating income, and generally account for intersegment sales based on arm’s length prices. Specifically, the CODM uses operating income to evaluate income generated from segment assets (return on assets) and to make decisions such as whether and where to reinvest profits back into the business.

In addition to the product line-based segmentation of our business, we also monitor sales into our principal end markets as a means to understanding demand for our products.

The following tables present financial information on our segments as of December 31, 2024, 2023 and 2022 and for the years then ended.

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Year Ended December 31, 2024
Net sales to external customers	$1,531.0	$372.0	$—	$1,903.0
Intersegment sales	90.0	1.2	(91.2)	—
Total sales	1,621.0	373.2	(91.2)	1,903.0
Cost of sales	1,218.8	299.5	(85.1)	1,433.2
Gross margin	402.2	73.7	(6.1)	469.8
Selling, general and administrative expenses	98.3	21.7	56.6	176.6
Research and technology expenses	48.1	4.7	4.3	57.1
Other operating expense	40.8	7.7	1.5	50.0
Operating income (loss)	$215.0	$39.6	$(68.5)	$186.1

Year Ended December 31, 2023
Net sales to external customers	$1,474.2	$314.8	$—	$1,789.0
Intersegment sales	70.6	2.4	(73.0)	—
Total sales	1,544.8	317.2	(73.0)	1,789.0
Cost of sales	1,165.1	261.1	(70.4)	1,355.8
Gross margin	379.7	56.1	(2.6)	433.2
Selling, general and administrative expenses	95.5	19.0	49.3	163.8
Research and technology expenses	45.1	4.1	3.5	52.7
Other operating expense	1.2	0.2	—	1.4
Operating income (loss)	$237.9	$32.8	$(55.4)	$215.3

Year Ended December 31, 2022
Net sales to external customers	$1,279.7	$298.0	$—	$1,577.7
Intersegment sales	66.3	2.8	(69.1)	—
Total sales	1,346.0	300.8	(69.1)	1,577.7
Cost of sales	1,039.6	244.0	(63.0)	1,220.6
Gross margin	306.4	56.8	(6.1)	357.1
Selling, general and administrative expenses	82.8	15.7	49.5	148.0
Research and technology expenses	37.9	4.5	3.4	45.8
Other operating expense	7.5	—	(19.4)	(11.9)
Operating income (loss)	$178.2	$36.6	$(39.6)	$175.2

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Depreciation and amortization
2024	$109.1	$14.9	$—	$124.0
2023	110.4	14.4	0.0	124.8
2022	112.0	14.1	0.1	126.2
Equity in earnings (losses) from affiliated companies
2024	$—	$—	$—	$—
2023	—	8.1	—	8.1
2022	—	8.1	—	8.1
Segment assets
2024	$2,147.6	$541.4	$36.6	$2,725.6
2023	2,309.3	543.1	66.1	2,918.5
2022	2,269.4	523.2	44.7	2,837.3
Investments in affiliated companies
2024	$—	$—	$5.0	$5.0
2023	-	-	5.0	5.0
2022	1.5	38.6	7.5	47.6
Accrual basis additions to property, plant and equipment
2024	$67.1	$14.0	$—	$81.1
2023	70.9	50.7	—	121.6
2022	58.3	11.4	0.1	69.8
Stock-based compensation
2024	$6.1	$1.5	$14.6	$22.2
2023	6.2	1.7	13.0	20.9
2022	5.8	1.6	12.6	20.0

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2024, 2023 and 2022:

(In millions)	2024	2023	2022
Net Sales by Geography (a):
United States	$955.8	$888.2	$819.4
International
France	340.8	320.4	235.9
Spain	199.4	183.2	158.9
Germany	149.2	153.6	138.6
United Kingdom	167.8	150.4	119.0
Austria	38.1	56.1	72.8
Other	51.9	37.1	33.1
Total international	947.2	900.8	758.3
Total consolidated net sales	$1,903.0	$1,789.0	$1,577.7
Net Sales to External Customers (b):
United States	$779.9	$737.5	$667.7
International
Germany	141.0	141.2	122.3
France	170.1	174.7	143.4
Spain	147.7	138.1	124.7
United Kingdom	66.7	65.3	51.1
Other	597.6	532.2	468.5
Total international	1,123.1	1,051.5	910.0
Total consolidated net sales	$1,903.0	$1,789.0	$1,577.7
Long-lived Assets (c):
United States	$1,363.8	$1,410.3	$1,420.9
International
France	$294.8	322.7	318.1
United Kingdom	99.8	107.2	107.5
Spain	42.4	45.5	45.8
Other	58.2	73.6	71.2
Total international	495.2	549.0	542.6
Total consolidated long-lived assets	$1,859.0	$1,959.3	$1,963.5

(a)
Net sales by geography based on the location in which the product sold was manufactured.
(b)
Net sales to external customers based on the location to which the product sold was delivered.
(c)
Long-lived assets primarily consist of property, plant and equipment, net and goodwill at December 31, 2024, 2023 and 2022. Also included are right of use assets related to operating leases.

Significant Customers

Approximately 40%, 39% and 38% of our 2024, 2023 and 2022 net sales, respectively were to Airbus and its subcontractors and approximately 15%, 15% and 14% of our 2024, 2023 and 2022 net sales, respectively were to Boeing and its subcontractors.

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in 2024 that would reduce the receivable amount owed, if any, to the Company.