Form 10-Q
period 2025-03-31
HEXCEL CORP /DE/
filed 2025-04-21
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2025
COMMON STOCK	80,411,288

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In millions)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$89.2	$125.4
Accounts receivable, net	258.6	212.0
Inventories, net	381.5	356.2
Contract assets	35.7	29.8
Prepaid expenses and other current assets	50.0	50.6
Assets held for sale	7.5	7.5
Total current assets	822.5	781.5

Property, plant and equipment	3,206.6	3,163.1
Less accumulated depreciation	(1,602.0)	(1,566.4)
Net property, plant and equipment	1,604.6	1,596.7

Goodwill and other intangible assets, net	240.2	237.0
Investments in affiliated companies	5.0	5.0
Other assets	106.9	105.4
Total assets	$2,779.2	$2,725.6

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.1	$0.1
Accounts payable	117.7	142.3
Accrued compensation and benefits	87.6	99.7
Financial instruments	2.8	8.0
Accrued liabilities	105.1	99.2
Liabilities held for sale	4.2	4.2
Total current liabilities	317.5	353.5

Long-term debt	787.1	700.6
Retirement obligations	30.0	31.9
Deferred income taxes	84.1	81.2
Other non-current liabilities	27.9	30.5
Total liabilities	1,246.6	1,197.7
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 111.9 shares and 111.6 shares issued at March 31, 2025 and December 31, 2024, respectively	1.1	1.1
Additional paid-in capital	981.0	970.0
Retained earnings	2,266.6	2,251.5
Accumulated other comprehensive loss	(81.3)	(115.0)
	3,167.4	3,107.6
Less – Treasury stock, at cost, 31.5 shares at March 31, 2025 and 30.6 shares at December 31, 2024	(1,634.8)	(1,579.7)
Total stockholders' equity	1,532.6	1,527.9
Total liabilities and stockholders' equity	$2,779.2	$2,725.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarter Ended March 31,
(In millions, except per share data)	2025	2024
Net sales	$456.5	$472.3
Cost of sales	354.1	354.1
Gross margin	102.4	118.2
Selling, general and administrative expenses	43.3	49.0
Research and technology expenses	13.8	15.1
Other operating expense	1.1	1.2
Operating income	44.2	52.9
Interest expense, net	7.8	6.5
Other expense	0.4	-
Income before income taxes	36.0	46.4
Income tax expense	7.1	9.9
Net income	$28.9	$36.5
Basic net income per common share	$0.36	$0.44
Diluted net income per common share	$0.35	$0.43
Weighted-average common shares:
Basic	81.1	83.9
Diluted	81.7	84.8

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarter Ended March 31,
(In millions)	2025	2024
Net income	$28.9	$36.5
Currency translation adjustments	24.3	(10.4)
Net unrealized pension and other benefit actuarial losses and prior service credits (net of tax)	-	(0.1)
Net unrealized gain on financial instruments (net of tax)	9.4	(4.4)
Total other comprehensive income (loss)	33.7	(14.9)
Comprehensive income	$62.6	$21.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$28.9	$36.5
Reconciliation to net cash used for operating activities:
Depreciation and amortization	29.8	31.0
Amortization related to financing	-	0.1
Deferred income taxes	2.7	(0.7)
Stock-based compensation	9.7	13.1
Restructuring expenses, net of payments	(0.3)	0.7
Debt Extinguishment costs	0.4	-
Loss on divestiture of assets	1.1	-
Changes in assets and liabilities:
Increase in accounts receivable	(42.5)	(37.5)
Increase in inventories	(16.8)	(23.0)
Increase decrease in prepaid expenses and other current assets	(5.7)	(10.0)
Decrease in accounts payable/accrued liabilities	(32.7)	(14.0)
Other – net	(3.1)	(3.2)
Net cash used for operating activities	(28.5)	(7.0)

Cash flows from investing activities
Capital expenditures	(26.1)	(28.7)
Payments on divestiture of assets	(1.1)	-
Net cash used for investing activities	(27.2)	(28.7)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2024	90.0	15.0
Redemption of 4.7% senior notes due 2025	(300.0)	-
Proceeds from issuance of 5.875% senior notes due 2035	300.0	-
Repurchases of common stock	(50.4)	(100.7)
Repayment of finance lease obligation and other debt, net	(4.2)	(0.1)
Dividends paid	(13.8)	(12.6)
Activity under stock plans	(3.4)	(5.9)
Net cash provided by (used for) financing activities	18.2	(104.3)
Effect of exchange rate changes on cash and cash equivalents	1.3	(1.1)
Net decrease in cash and cash equivalents	(36.2)	(141.1)
Cash and cash equivalents at beginning of period	125.4	227.0
Cash and cash equivalents at end of period	89.2	85.9
Supplemental data:
Accrual basis additions to plant, property and equipment	17.1	18.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarters ended March 31, 2025, and March 31, 2024

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2023	$1.1	$936.8	$2,168.7	$(74.1)	$(1,316.0)	$1,716.5
Net income	—	—	36.5	—	—	36.5
Dividends on common stock ($0.15 per share)	—	—	(12.6)	—	—	(12.6)
Repurchases of common stock	—	—	—	—	(100.7)	(100.7)
Change in other comprehensive (loss) income– net of tax	—	—	—	(14.9)	—	(14.9)
Stock-based activity	—	17.8	—	—	(10.5)	7.3
Balance, March 31, 2024	$1.1	$954.6	$2,192.6	$(89.0)	$(1,427.2)	$1,632.1

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2024	$1.1	$970.0	$2,251.5	$(115.0)	$(1,579.7)	$1,527.9
Net income	—	—	28.9	—	—	28.9
Dividends on common stock ($0.17 per share)	—	—	(13.8)	—	—	(13.8)
Repurchases of common stock	—	—	—	—	(50.4)	(50.4)
Change in other comprehensive (loss) income– net of tax	—	—	—	33.7	—	33.7
Stock-based activity	—	11.0	—	—	(4.7)	6.3
Balance, March 31, 2025	$1.1	$981.0	$2,266.6	$(81.3)	$(1,634.8)	$1,532.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our significant accounting policies.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations, cash flows and statement of stockholders’ equity for the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from the audited 2024 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K.

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

As of both March 31, 2025 and December 31, 2024, the assets and liabilities of the Austria operations have been classified as held for sale. The table below presents the carrying amounts of the assets and liabilities potentially included as part of the expected sale:

(In millions)
Accounts receivable	$6.2
Inventories	1.3
Assets held for sale	$7.5

Accounts payable	$2.4
Accrued liabilities	0.9
Other non-current liabilities	0.9
Liabilities held for sale	$4.2

Note 2 — Net Income Per Common Share

	Quarter Ended March 31,
(In millions, except per share data)	2025	2024
Basic net income per common share:
Net income	$28.9	$36.5
Weighted average common shares outstanding	81.1	83.9

Basic net income per common share	$0.36	$0.44

Diluted net income per common share:
Net income	$28.9	$36.5

Weighted average common shares outstanding — Basic	81.1	83.9
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.5
Stock options	0.2	0.4
Weighted average common shares outstanding — Dilutive	81.7	84.8

Diluted net income per common share	$0.35	$0.43

Total common stock equivalents of 1.1 million and 0.4 million were excluded from the computation of diluted net income per share for the three months ended March 31, 2025 and 2024, respectively, because to include would have been anti-dilutive.

Note 3 — Inventories

(In millions)	March 31, 2025	December 31, 2024
Raw materials	$180.3	$161.1
Work in progress	46.3	41.6
Finished goods	154.9	153.5
Total Inventory	$381.5	$356.2

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the three months ended March 31, 2025 and 2024 were as follows:

	Quarter Ended March 31,
(In millions)	2025	2024
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$-	$-
Interest cost	0.2	0.2
Net amortization	-	(0.1)
Net periodic benefit cost	$0.2	$0.1

(In millions)	March 31, 2025	December 31, 2024
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$16.1	$16.2
Other non-current liabilities	3.8	3.9
Total accrued benefit	$19.9	$20.1

	Quarter Ended March 31,
(In millions)	2025	2024
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.2
Interest cost	0.1	0.1
Net periodic benefit cost	$0.3	$0.3

(In millions)	March 31, 2025	December 31, 2024
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Accrued liabilities	$1.2	$1.0
Other non-current liabilities	14.3	11.9
Total accrued benefit	$15.5	$12.9

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2025 and 2024, amounts unrelated to service costs were a charge of $0.3 million and $0.2 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are made. We contributed approximately $0.2 million to our U.S. non-qualified defined benefit retirement plans during the three months ended March 31, 2025 and expect to contribute a total of $16.5 million in 2025 including approximately $15.9 million for a one-time lump sum payment, to cover unfunded benefits.

Contributions to our European defined benefit retirement plans for both the three months ended March 31, 2025 and 2024 were not material. We plan to contribute approximately $1.3 million to our European plans in 2025 to cover unfunded benefits.

Postretirement Health Care and Life Insurance Benefit Plans

Net amortization gain deferral for both the three months ended March 31, 2025 and 2024 were not material. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the three months ended March 31, 2025 and 2024 were immaterial.

(In millions)	March 31, 2025	December 31, 2024
Amounts recognized on the balance sheet:
Accrued liabilities	$0.2	$0.2
Other non-current liabilities	0.6	0.6
Total accrued benefit	$0.8	$0.8

Amounts contributed in connection with our postretirement plans were immaterial for both the three months ended March 31, 2025 and 2024. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.2 million in 2025 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	March 31, 2025	December 31, 2024
Current portion of finance lease	$0.1	$0.1
Current portion of debt	0.1	0.1
Senior unsecured credit facility	90.0	-
4.7% senior notes --- due 2025	-	300.0
3.95% senior notes --- due 2027	400.0	400.0
5.875% senior notes --- due 2035	300.0	-
Senior notes --- original issue discount	(0.3)	(0.4)
Senior notes --- deferred financing costs	(4.5)	(0.9)
Non-current portion of finance lease and other debt	1.9	1.9
Long-term debt	787.1	700.6
Total debt	$787.2	$700.7

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

Borrowings under the Facility bear interest for Secured Overnight Financing Rate ("SOFR") borrowings at (i) an Adjusted Term SOFR rate (subject to a 0.00% floor), where such “Adjusted Term SOFR” rate is equal to the Term SOFR rate for the applicable interest period plus 0.10%, plus the Applicable Margin or (ii) for base rate borrowings, the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the Adjusted Term SOFR rate (subject to a 0.00% floor) for a one-month interest period plus 1.00%, in each case plus the Applicable Margin. The “Applicable Margin” initially was 1.125% for SOFR rate borrowings and 0.125% for base rate borrowings, and after September 30, 2024, can fluctuate, determined by reference to the more favorable to the Company of its (i) public debt rating and (ii) consolidated leverage ratio, as specified in the Credit Agreement. Up to $50 million of the Facility may be used for letters of credit. The Credit Agreement enables the Company, from time to time, to add term loans or to increase the revolving credit commitment in an aggregate amount not to exceed $500 million.

As of March 31, 2025, total borrowings under the Facility were $90.0 million, which approximates fair value. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of March 31, 2025, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $660.0 million. The weighted average interest rate for the Facility was 5.7% for the three months ended March 31, 2025. The Company was in compliance with all debt covenants as of March 31, 2025.

During the first quarter of 2025, the Company issued $300 million in aggregate principal amount of 5.875% Senior Unsecured Notes due in 2035. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 7.875%. Interest on the notes will be payable semiannually in arrears on February 26 and August 26 of each year, beginning on August 26, 2025. The effective interest rate for the three months ended March 31, 2025 was 6.0% inclusive of an approximately 0.10% benefit of treasury locks. The issuance of these senior notes resulted in the Company incurring financing fees of $3.9 million that have been deferred and will be recognized over the term of the senior notes. Based on quoted prices, the fair value of the 5.875% Senior Unsecured Notes was $306.2 million at March 31, 2025.

In conjunction with the issuance of the 5.875% Senior Unsecured Notes, the Company redeemed the $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes that were due in August 2025. The redemption of these senior notes resulted in debt extinguishment costs of $0.4 million which were recorded in Other expense on the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2025.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for the three months ended March 31, 2025 was 4.0% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices, the fair value of the 3.95% Senior Unsecured Notes was $395.1 million at March 31, 2025.

Note 6 — Derivative Financial Instruments

The Company entered into treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 5.875% Senior Unsecured Notes. These hedges were designated as cash flow hedges, thus any change in fair value was recorded as a component of other comprehensive income (loss). As part of the issuance of our 5.875% Senior Unsecured Notes, we net settled these derivatives for $3.6 million in cash and the deferred gains recorded in other comprehensive income (loss) will be released to interest expense over the life of the senior notes. The effect of the settled treasury locks reduces the effective interest rate of the senior notes by approximately 0.10%.

The Company also had treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 3.95% Senior Unsecured Notes due in 2027. These hedges were designated as cash flow hedges as well and upon issuance of our 3.95% Senior Unsecured Notes in 2017, we net settled these derivatives and the deferred gains recorded in other comprehensive income (loss) are being released to interest expense over the life of the senior notes. The remaining balance of deferred gains as of March 31, 2025 is approximately $1.9 million. The effect of these settled treasury locks reduces the effective interest rate of the 3.95% Senior Unsecured Notes due in 2027 by approximately 0.25%.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through September 2027. The aggregate notional amount of these contracts was $392.3 million and $386.4 million at March 31, 2025 and December 31, 2024, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, gains of $11.9 million were recorded in other comprehensive (loss) income for the three months ended March 31, 2025, and losses of $7.1 million were recorded for the three months ended March 31, 2024. We recognized losses of $1.6 million and losses of $0.7 million in gross margin during the three months ended March 31, 2025 and 2024, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the Statement of Operations. There are no credit contingency features in these derivatives. During the quarters ended March 31, 2025 and 2024, we recognized net foreign exchange losses of $0.1 million and gains of $1.6 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive loss for the quarters ended March 31, 2025 and March 31, 2024 was as follows:

	Quarter Ended March 31,
(In millions)	2025	2024
Unrealized (losses) gains at beginning of period, net of tax	$(7.9)	$5.3
Losses reclassified to net sales	1.1	0.5
Increase (decrease) increase in fair value	8.9	(5.3)
Unrealized gains at end of period, net of tax	$2.1	$0.5

Unrealized gains of $2.1 million recorded in accumulated other comprehensive loss, less taxes of $0.5 million, as of March 31, 2025, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of March 31, 2025, we had commodity swap agreements with a notional value of $15.0 million. The swaps mature monthly through December 2026. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items.

The fair value of outstanding derivative financial instruments as of March 31, 2025 and December 31, 2024 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivative Products
Foreign currency forward exchange contracts	$4.0	$1.5	$1.8	$0.1	$1.8	$6.8	$1.0	$5.2
Undesignated hedges	0.1	-	-	-	-	0.1	-	-
Commodity swaps	-	-	-	-	1.0	1.1	0.2	0.3
Cross currency and interest rate swap	6.8	13.9	-	-	-	-	-	-
Total Derivative Products	$10.9	$15.4	$1.8	$0.1	$2.8	$8.0	$1.2	$5.5

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2025 that would reduce the receivable amount owed, if any, to the Company.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the three months ended March 31, 2025 and 2024:

	Quarter Ended March 31,
(In millions)	2025	2024
Consolidated Net Sales	$456.5	$472.3
Commercial Aerospace	280.1	299.3
Defense, Space & Other	176.4	173.0

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the three months ended March 31, 2025 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2024	$9.1	$20.7	$29.8
Net revenue billed	0.4	5.5	5.9
Balance at March 31, 2025	$9.5	$26.2	$35.7

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

Financial information for our operating segments for the three months ended March 31, 2025 and 2024 was as follows:

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended March 31, 2025
Net sales to external customers	$365.3	$91.2	$-	$456.5
Intersegment sales	20.1	0.3	(20.4)	-
Total sales	385.4	91.5	(20.4)	456.5
Cost of sales	293.5	79.9	(19.3)	354.1
Gross margin	91.9	11.6	(1.1)	102.4
Selling, general and administrative expenses	25.5	4.3	13.5	43.3
Research and technology expenses	11.8	1.1	0.9	13.8
Other operating expense	-	1.1	-	1.1
Operating income (loss)	$54.6	$5.1	$(15.5)	$44.2

Depreciation and amortization	$26.6	$3.2	$-	$29.8
Stock-based compensation	3.0	0.8	5.9	9.7
Accrual basis additions to capital expenditures	15.5	1.6	-	17.1

Quarter Ended March 31, 2024
Net sales to external customers	$379.5	$92.8	$-	$472.3
Intersegment sales	23.3	0.3	(23.6)	-
Total sales	$402.8	$93.1	$(23.6)	$472.3
Cost of sales	300.3	73.3	(19.5)	354.1
Gross margin	102.5	19.8	(4.1)	118.2
Selling, general and administrative expenses	25.3	5.4	18.3	49.0
Research and technology expenses	12.6	1.2	1.3	15.1
Other operating expense	0.8	0.4	-	1.2
Operating income (loss)	63.7	12.9	(23.7)	52.9

Depreciation and amortization	$27.2	$3.8	$-	$31.0
Stock-based compensation	3.1	0.8	9.2	13.1
Accrual basis additions to capital expenditures	16.7	1.9	-	18.6

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2024	$83.1	$153.9	$237.0
Amortization expense	(0.4)	(1.0)	(1.4)
Currency translation adjustments	4.6	-	4.6
Balance at March 31, 2025	$87.3	$152.9	$240.2

At March 31, 2025, the balance of goodwill and intangible assets was $188.2 million and $52.0 million, respectively.

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Segment assets
March 31, 2025	$2,188.0	$558.8	$32.4	$2,779.2
December 31, 2024	2,147.6	541.4	36.6	2,725.6

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of March 31, 2025 and December 31, 2024 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2024	$(0.7)	$(4.4)	$(109.9)	$(115.0)
Other comprehensive loss before reclassifications	-	6.3	24.3	30.6
Amounts reclassified from accumulated other comprehensive loss	-	3.1	-	3.1
Other comprehensive loss	-	9.4	24.3	33.7
Balance at March 31, 2025	$(0.7)	$5.0	$(85.6)	$(81.3)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 were as follows:

	Quarter Ended March 31, 2025		Quarter Ended March 31, 2024
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$-	$-	$(0.1)	$(0.1)

Derivative Products
Foreign currency forward exchange contracts	1.6	1.1	0.7	0.4
Commodity swaps	(0.2)	(0.1)	(0.3)	(0.3)
Interest rate swaps	2.7	2.1	(3.6)	(2.7)
Total Derivative Products	$4.1	$3.1	$(3.2)	$(2.6)

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

In October 2016, pursuant to a settlement agreement with the EPA, Occidental Chemical Corporation (“OCC”), one of the PRPs, commenced performance of the remedial design required by the ROD for the lower eight miles of the Lower Passaic River, reserving its right of cost contribution from all other PRPs. In June 2018, OCC filed suit against approximately 120 parties, including Hexcel, in the U.S. District Court of the District of New Jersey seeking cost recovery and contribution under CERCLA related to the Lower Passaic River. In July 2019, the court granted in part and denied in part the defendants’ motion to dismiss. In August 2020, the court granted defendants’ motion for summary judgement for certain claims. Discovery for the remaining claims has been stayed indefinitely based on agreement of the parties. On February 24, 2021, Hexcel and certain other defendants filed a third-party complaint against the Passaic Valley Sewerage Commission and certain New Jersey municipalities seeking recovery of Passaic-related cleanup costs incurred by defendants, as well as contribution for any cleanup costs incurred by OCC for which the court deems the defendants liable. In March 2024, the EPA issued a Unilateral Administrative Order (“UAO”) to OCC ordering OCC to commence remedial design work for the interim remedy for the cleanup of the upper nine miles of the Lower Passaic River. On March 24, 2024, OCC filed suit against Hexcel and approximately 38 other parties claiming cost recovery under CERCLA for future costs related to its compliance with the UAO. On January 5, 2024, the U.S. District Court stayed the foregoing claim initiated by OCC until the completion of the Passaic-related Consent Decree process.

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of both March 31, 2025 and December 31, 2024, our aggregate environmental related accruals were $0.3 million.. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the three months ended March 31, 2025, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2024	$2.4
Warranty expense	0.5
Deductions and other	(0.1)
Balance as of March 31, 2025	$2.8

Note 12 — Restructuring

There were no restructuring charges for the quarter ended March 31, 2025. Anticipated future cash payments as of March 31, 2025 were $1.2 million.

		Activity for the Quarter Ended March 31, 2025
	December 31,	Restructuring		Cash		March 31,
(In Millions)	2024	Charge	FX Impact	Paid	Non-Cash	2025
Employee termination	$1.5	$-	$-	$(0.3)	$-	$1.2
Impairment and other	-	-	-	-	-	-
Total	$1.5	$—	$—	$(0.3)	$—	1.2

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

During the three months ended March 31, 2025, the Company repurchased 835,162 shares of common stock in open market transactions under the 2024 Share Repurchase Plan at an average price of $59.86 per share and at a cost of $50.4 million, including commissions and excise tax, leaving approximately $184.5 million available for additional repurchases under the 2024 Share Repurchase Plan as of March 31, 2025. The acquisition of these shares was accounted for under the treasury stock method.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a global leader in advanced lightweight composites technology. We propel the future of flight and transportation through excellence in advanced material lightweighting solutions that create a better world for us all. Our broad and unrivaled product range includes carbon fiber, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, resins, engineered core and composite structures for use in commercial aerospace, defense and space, and industrial applications.

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

Since 2022, the Commercial Aerospace market and our business has seen signs of recovery from the economic impacts of the COVID-19 pandemic, driven by growth in air travel and an increase in aircraft build rates. The post-recovery period continues to have many challenges across the markets Hexcel operates in, including delays in aircraft production rate ramps related to, among other impacts, global logistics, supply chain issues, economic conditions, inflationary pressures, and effects from geopolitical issues and conflicts. These challenges have had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our financial results. The U.S. government's recently imposed tariffs, sanctions, and other restrictions on goods exported from or imported into the U.S. or countermeasures imposed in response to such governmental actions could increase the cost and availability of materials used to manufacture our products, reduce our ability to sell products globally or impact the margins on the products we sell. We do not yet know the impact of the recent government actions or the potential changes in global political conditions on our business due to uncertainties as the situation continues to evolve.

Financial Overview

Results of Operations

	Quarter Ended March 31,
(In millions, except per share data)	2025	2024	% Change
Net sales	$456.5	$472.3	(3.3)%
Operating income	$44.2	$52.9	(16.4)%
As a percentage of net sales	9.7%	11.2%
Net income	$28.9	$36.5	(20.8)%
Diluted net income per common share	$0.4	$0.4	(18.6)%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2025 and 2024:

	Quarter Ended March 31,
(In millions)	2025	2024	% Change
Consolidated Net Sales	$456.5	$472.3	(3.3)%
Commercial Aerospace	280.1	299.3	(6.4)%
Defense, Space & Other	176.4	173.0	2.0%

Composite Materials	$365.3	$379.5	(3.7)%
Commercial Aerospace	241.8	251.5	(3.9)%
Defense, Space & Other	123.5	128.0	(3.5)%

Engineered Products	$91.2	$92.8	(1.7)%
Commercial Aerospace	38.3	47.8	(19.9)%
Defense, Space & Other	52.9	45.0	17.6%

Sales by Segment

Composite Materials: Net sales of $365.3 million in the first quarter of 2025 decreased by $14.2 million or 3.7% from the prior year quarter. Commercial Aerospace sales decreased $9.7 million or 3.9% in the first quarter of 2025 and Defense, Space & Other sales decreased $4.5 million or 3.5% as compared to the prior year quarter.

Engineered Products: For the first quarter of 2025, net sales of $91.2 million decreased $1.6 million or 1.7% as compared to the prior year quarter. The decline was driven by lower Commercial Aerospace sales, which decreased $9.5 million or 19.9% in the first quarter of 2025 as compared to the same period in 2024, partially offset by higher Defense, Space & Other sales of $7.9 million, or 17.6%.

Sales by Market

Beginning with the first quarter of 2025, sales are being reported for two markets, including Commercial Aerospace, unchanged from past practice, and a new sales category titled Defense, Space & Other, which combines the previous Space & Defense market and Industrial market. Prior period sales amounts have been reclassified for comparative purposes.

Commercial Aerospace sales of $280.1 million decreased 6.4% for the first quarter of 2025 compared to the first quarter of 2024 as result of continued delays in production rate ramps. Lower Boeing 787 and MAX sales drove the year-over-year decrease. Airbus A350 sales were nominally lower year-over-year. Other Commercial Aerospace sales increased 7.1% for the first quarter of 2025 as compared to the same period in the prior year on strong international demand.

Defense, Space & Other sales of $176.4 million increased 2.0% for the quarter as compared to the first quarter of 2024, including 2.9% sales growth for the Defense & Space market, partially offset by a sales decrease of 1.8% in Industrial. The Defense & Space growth was driven by the CH-53K, Black Hawk, classified programs, a number of Space programs and an international fighter program. Within Industrial, Automotive grew year-over-year whereas Wind weakened further and Recreation was soft as compared to the prior year period.

Gross Margin

	Quarter Ended March 31,
(In millions)	2025	2024	% Change
Gross margin	$102.4	$118.2	(13.4)%
Percentage of sales	22.4%	25.0%

Gross margin for the first quarters of 2025 and 2024 was 22.4% and 25.0%, respectively. The lower gross margin in the current year reflects the impact of lower sales leverage.

Operating Expenses

	Quarter Ended March 31,
(In millions)	2025	2024	% Change
SG&A expense	$43.3	$49.0	(11.6)%
Percentage of sales	9.5%	10.4%

R&T expense	$13.8	$15.1	(8.6)%
Percentage of sales	3.0%	3.2%

Selling, general and administrative expenses were lower for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to lower employee-related expenses. Research and technology expenses for the quarter ended March 31, 2025 decreased when compared to the prior year period primarily due to lower material and supplies and employee-related expenses.

Operating Income

	Quarter Ended March 31,
(In millions)	2025	2024	% Change
Consolidated operating income	$44.2	$52.9	(16.4)%
Operating margin	9.7%	11.2%
Composite Materials	54.6	63.7	(14.3)%
Operating margin	14.2%	15.8%
Engineered Products	5.1	12.9	(60.5)%
Operating margin	5.6%	13.9%
Corporate & Other	(15.5)	(23.7)	34.6%

Operating income for the first quarter of 2025 and 2024 was $44.2 million and $52.9 million, respectively. The decrease in operating income for the first quarter of 2025 compared to the same period last year was driven by the lower gross margin partially offset by favorable operating expenses.

Interest Expense, Net

	Quarter Ended March 31,
(In millions)	2025	2024	% Change
Interest expense, net	$7.8	$6.5	20.0%

Net interest expense for the first quarter ended March 31, 2025 was higher compared to the first quarter of 2024 due to higher average borrowings and interest rates.

Provision for Income Taxes

	Quarter Ended March 31,
(In millions)	2025	2024
Income tax expense	$7.1	$9.9
Effective tax rate	19.6%	21.3%

The tax expense for the quarter ended March 31, 2025 was $7.1 million compared to $9.9 million for the quarter ended March 31, 2024.

Financial Condition

Liquidity: Cash on hand at March 31, 2025 was $89.2 million as compared to $125.4 million at December 31, 2024. As of March 31, 2025, total debt was $787.2 million as compared to $700.7 million at December 31, 2024.

Under the Facility, total borrowings at March 31, 2025 were $90.0 million, which approximates fair value. The Credit Agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million. As of March 31, 2025, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $660.0 million. The weighted average interest rate for the Facility was 5.7% for the three months ended March 31, 2025.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of March 31, 2025, long-term liquidity requirements consisted primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until February 2027 when our 3.95% Senior Unsecured Notes are due. For further information regarding debt, including our Facility, see Note 5, Debt, to the accompanying condensed consolidated financial statements of this Form 10-Q.

The remaining authorization under the Share Repurchase Program at March 31, 2025 was $184.5 million. On April 21, 2025, our Board of Directors declared a quarterly dividend of $0.17 per share payable to stockholders of record as of May 2, 2025, with a payment date of May 9, 2025.

Operating Activities: Net cash used for operating activities for the first three months of 2025 was $28.5 million compared to $7.0 million for the same period last year. Working capital was a cash use of $97.7 million for the first three months of 2025 compared to a use of $84.5 million in the same period in 2024. The higher working capital use in the current year was primarily driven by higher payments of accounts due.

Investing Activities: Net cash used for investing activities was $27.2 million and $28.7 million in the first three months of 2025 and 2024, respectively. Payments on the previously announced divestiture of the Hartford facility were $1.1 million in the first three months of 2025.

Financing Activities: Net cash provided by financing activities was $18.2 million for first three months of 2025 compared to net cash used of $104.3 million in the same period in 2024. Borrowings under the Facility during the first quarter of 2025 were $90.0 million compared to $15.0 million in borrowings for the same period in 2024. Quarterly dividend payments to shareholders were $13.8 million during the first quarter of 2025 compared to $12.6 million in the first quarter of 2024. Share repurchases for the quarter ended March 31, 2025 totaled $50.4 million as compared to $100.7 million in the first quarter of 2024. During the three months ended March 31, 2025, financing fees paid related to the issuance of the 5.875% Senior Unsecured Notes due in 2035 were $3.9 million.

Financial Obligations and Commitments: The next significant scheduled debt maturity will not occur until 2027, when the 3.95% Senior Unsecured Notes mature. Certain sales and administrative offices, data processing equipment, vehicles and manufacturing equipment, and facilities are leased under operating leases.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

	Operating Income
	Quarter Ended March 31,
(In millions)	2025	2024
GAAP operating income	$44.2	$52.9
Other operating expense (a)	1.1	1.2
Adjusted operating income (non-GAAP)	$45.3	$54.1

	Quarter Ended March 31,
	2025		2024
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
GAAP net income	$28.9	$0.35	$36.5	$0.43
Other operating expense, net of tax (a)	0.9	0.01	0.9	0.01
Other expense, net of tax (b)	0.3	0.01	-	-
Adjusted net income (non-GAAP)	$30.1	$0.4	$37.4	$0.4

(a)
The quarter ended March 31, 2025 included a loss of $1.1 million for the previously announced divestiture of the Hartford, Connecticut business. The quarter ended March 31, 2024 included restructuring costs.
(b)
The quarter ended March 31, 2025 included debt extinguishment costs.

	Quarter Ended March 31,
(In millions)	2025	2024
Net cash used for operating activities	$(28.5)	$(7.0)
Less: Capital expenditures	(26.1)	(28.7)
Free cash flow (non-GAAP)	$(54.6)	$(35.7)

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others and the revenues we may generate from an aircraft model or program; (b) expectations with regard to the impact of regulatory activity related to the Boeing 737 MAX on our revenues; (c) expectations with regard to raw material cost and availability, including any impact associated with quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of materials; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations regarding revenues from space and defense applications, including whether certain programs might be curtailed or discontinued; (f) expectations regarding sales for industrial applications; (g) expectations regarding cash generation, working capital trends, and inventory levels; (h) expectations as to the level of capital expenditures, capacity, including the timing of completion of capacity expansions, and qualification of new products; (i) expectations regarding our ability to improve or maintain margins; (j) expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy; (k) projections regarding our tax rate; (l) expectations with regard to the continued impact of macroeconomic factors or geopolitical issues or conflicts; (m) expectations regarding our strategic initiatives, including our sustainability goals; (n) expectations with regard to the effectiveness of cybersecurity measures; (o) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations; and (p) our expectations of financial results for 2025 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the extent of the impact of macroeconomic factors or geopolitical issues or conflicts, including retaliatory actions taken in response to U.S. trade policy; reductions in sales to any significant customers, particularly Airbus or Boeing, including related to regulatory activity or public scrutiny impacting the Boeing 737 MAX; our ability to effectively adjust production and inventory levels to align with customer demand; our ability to effectively motivate, retain and hire the necessary workforce; the availability and cost of raw materials, including the impact of supply disruptions, inflation, and tariffs; our ability to successfully implement or realize our strategic initiatives, including our sustainability goals and any restructuring or alignment activities in which we may engage; changes in sales mix; changes in current pricing due to cost levels; changes in aerospace delivery rates; changes in government defense procurement budgets; timely new product development or introduction; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; cybersecurity-related risks, including the potential impact of breaches or intrusions; currency exchange rate fluctuations; uncertainty related to governmental actions and changes in political, social and economic conditions, including the effect of change in global trade policies, tariff rates, economic sanctions and embargoes; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; the effects of natural disasters or other severe weather events, which may be worsened by the impact of climate change, and other severe catastrophic events, including any public health crisis; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2025, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 11 on pages 14 through 15 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. There have been no material changes in the Company's risk factors from the aforementioned Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 19, 2024, the Board approved a $300 million share repurchase plan (the “2024 Share Repurchase Plan”) which was in addition to the amount that remained available for repurchases under the company's previous repurchase plan at such time.

During the three months ended March 31, 2025, the Company repurchased 835,162 shares of common stock in open market transactions under the 2024 Share Repurchase Plan at an average price of $59.86 per share and at a cost of $50.4 million, including commissions and excise tax, leaving approximately $184.5 million available for additional repurchases under the 2024 Share Repurchase Plan as of March 31, 2025. The acquisition of these shares was accounted for under the treasury stock method.

The following is a summary of share repurchase activity during the fiscal quarter ended March 31, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value (Millions) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 — February 28, 2025	158,635	$63.03	158,635	$224.9
March 1 — March 31, 2025	676,527	$59.12	676,527	$184.5
Total	835,162	$59.86	835,162	$184.5

ITEMS 3, 4 and 5 are not applicable, and therefore have been omitted.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

April 21, 2025	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer