Form 10-Q
period 2025-06-30
HEXCEL CORP /DE/
filed 2025-07-24
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2025
COMMON STOCK	79,563,346

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In millions)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$77.2	$125.4
Accounts receivable, net	271.4	212.0
Inventories, net	375.4	356.2
Contract assets	40.7	29.8
Prepaid expenses and other current assets	75.2	50.6
Assets held for sale	7.5	7.5
Total current assets	847.4	781.5

Property, plant and equipment	3,298.1	3,163.1
Less accumulated depreciation	(1,669.1)	(1,566.4)
Net property, plant and equipment	1,629.0	1,596.7

Goodwill and other intangible assets, net	243.2	237.0
Investments in affiliated companies	5.0	5.0
Other assets	118.7	105.4
Total assets	$2,843.3	$2,725.6

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$-	$0.1
Accounts payable	111.1	142.3
Accrued compensation and benefits	71.3	99.7
Financial instruments	2.1	8.0
Accrued liabilities	126.8	99.2
Liabilities held for sale	4.2	4.2
Total current liabilities	315.5	353.5

Long-term debt	827.7	700.6
Retirement obligations	31.0	31.9
Deferred income taxes	82.9	81.2
Other non-current liabilities	32.3	30.5
Total liabilities	1,289.4	1,197.7
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 112.0 shares and 111.6 shares issued at June 30, 2025 and December 31, 2024, respectively	1.1	1.1
Additional paid-in capital	985.4	970.0
Retained earnings	2,266.4	2,251.5
Accumulated other comprehensive loss	(13.6)	(115.0)
	3,239.3	3,107.6
Less – Treasury stock, at cost, 32.4 shares at June 30, 2025 and 30.6 shares at December 31, 2024	(1,685.4)	(1,579.7)
Total stockholders' equity	1,553.9	1,527.9
Total liabilities and stockholders' equity	$2,843.3	$2,725.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Net sales	$489.9	$500.4	$946.4	$972.7
Cost of sales	378.4	373.8	732.5	727.9
Gross margin	111.5	126.6	213.9	244.8
Selling, general and administrative expenses	43.0	39.9	86.3	88.9
Research and technology expenses	14.3	14.7	28.1	29.8
Other operating expense	24.2	0.2	25.3	1.4
Operating income	30.0	71.8	74.2	124.7
Interest expense, net	9.1	8.1	16.9	14.6
Other income	(0.9)	—	(0.5)	—
Income before income taxes	21.8	63.7	57.8	110.1
Income tax expense	8.3	13.7	15.4	23.6
Net income	$13.5	$50.0	$42.4	$86.5
Basic net income per common share	$0.17	$0.61	$0.53	$1.04
Diluted net income per common share	$0.17	$0.60	$0.52	$1.03
Weighted-average common shares:
Basic	80.2	82.5	80.7	83.2
Diluted	80.6	83.2	81.1	84.0

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income	$13.5	$50.0	$42.4	$86.5
Currency translation adjustments	51.1	(2.9)	75.4	(13.3)
Net unrealized pension and other benefit actuarial losses and prior service credits (net of tax)	(0.8)	—	(0.8)	(0.1)
Net unrealized gains (losses) on financial instruments (net of tax)	17.4	0.6	26.8	(3.8)
Total other comprehensive income (loss)	67.7	(2.3)	101.4	(17.2)
Comprehensive income	$81.2	$47.7	$143.8	$69.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$42.4	$86.5
Reconciliation to net cash (used for) provided by operating activities:
Depreciation and amortization	60.6	62.0
Amortization related to financing	0.1	0.2
Deferred income taxes	(2.7)	(3.0)
Stock-based compensation	12.4	16.4
Restructuring expenses, net of payments	23.1	0.2
Debt extinguishment costs	0.4	-
Loss on divestiture of assets	1.1	-
Changes in assets and liabilities:
Increase in accounts receivable	(44.2)	(50.4)
Decrease (increase) in inventories	7.2	(21.8)
Increase in prepaid expenses and other current assets	(19.5)	(28.2)
Decrease in accounts payable/accrued liabilities	(68.0)	(17.9)
Other – net	(18.1)	(6.8)
Net cash (used for) provided by operating activities	(5.2)	37.2

Cash flows from investing activities
Capital expenditures	(41.4)	(51.6)
Payments on divestiture of assets	(1.1)	-
Net cash used for investing activities	(42.5)	(51.6)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2028	160.0	95.0
Repayment of senior unsecured credit facility - 2028	(30.0)	-
Redemption of 4.7% senior notes due 2025	(300.0)	-
Proceeds from issuance of 5.875% senior notes due 2035	300.0	-
Repurchases of common stock	(100.9)	(201.8)
Repayment of finance lease obligation and other debt, net	(3.9)	0.1
Dividends paid	(27.5)	(25.0)
Activity under stock plans	(1.8)	(4.3)
Net cash used for financing activities	(4.1)	(136.0)
Effect of exchange rate changes on cash and cash equivalents	3.6	(1.2)
Net decrease in cash and cash equivalents	(48.2)	(151.6)
Cash and cash equivalents at beginning of period	125.4	227.0
Cash and cash equivalents at end of period	$77.2	$75.4
Supplemental data:
Accrual basis additions to plant, property and equipment	$31.8	$41.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarters and Six Months ended June 30, 2025, and June 30, 2024

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2023	$1.1	$936.8	$2,168.7	$(74.1)	$(1,316.0)	$1,716.5
Net income	—	—	36.5	—	—	36.5
Dividends on common stock ($0.15 per share)	—	—	(12.6)	—	—	(12.6)
Repurchases of common stock	—	—	—	—	(100.7)	(100.7)
Change in other comprehensive loss– net of tax	—	—	—	(14.9)	—	(14.9)
Stock-based activity	—	17.8	—	—	(10.5)	7.3
Balance, March 31, 2024	$1.1	$954.6	$2,192.6	$(89.0)	$(1,427.2)	$1,632.1
Net income	—	—	50.0	—	—	50.0
Dividends on common stock ($0.15 per share)	—	—	(12.4)	—	—	(12.4)
Repurchases of common stock	—	—	—	—	(101.1)	(101.1)
Change in other comprehensive loss– net of tax	—	—	—	(2.3)	—	(2.3)
Stock-based activity	—	5.0	—	—	(0.1)	4.9
Balance, June 30, 2024	$1.1	$959.6	$2,230.2	$(91.3)	$(1,528.4)	$1,571.2

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2024	$1.1	$970.0	$2,251.5	$(115.0)	$(1,579.7)	$1,527.9
Net income	—	—	28.9	—	—	28.9
Dividends on common stock ($0.17 per share)	—	—	(13.8)	—	—	(13.8)
Repurchases of common stock	—	—	—	—	(50.4)	(50.4)
Change in other comprehensive loss– net of tax	—	—	—	33.7	—	33.7
Stock-based activity	—	11.0	—	—	(4.7)	6.3
Balance, March 31, 2025	$1.1	$981.0	$2,266.6	$(81.3)	$(1,634.8)	$1,532.6
Net income	—	—	13.5	—	—	13.5
Dividends on common stock ($0.17 per share)	—	—	(13.7)	—	—	(13.7)
Repurchases of common stock	—	—	—	—	(50.5)	(50.5)
Change in other comprehensive loss– net of tax	—	—	—	67.7	—	67.7
Stock-based activity	—	4.4	—	—	(0.1)	4.3
Balance, June 30, 2025	$1.1	$985.4	$2,266.4	$(13.6)	$(1,685.4)	$1,553.9

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

Assets and Liabilities Held for Sale

During the fourth quarter of 2024, the Company announced it was exploring strategic options for its operations in Austria and undergoing a process to find a suitable successor for the Neumarkt plant. The products produced at our Neumarkt, Austria plant include those for the wind market. However, over the last several years, the wind energy market has moved away from using Hexcel’s glass prepreg products, resulting in the low volumes we are selling today.

As of both June 30, 2025 and December 31, 2024, the assets and liabilities of the Austria operations have been classified as held for sale. The table below presents the carrying amounts of the assets and liabilities potentially included as part of the expected sale:

(In millions)
Accounts receivable	$6.2
Inventories	1.3
Assets held for sale	$7.5

Accounts payable	$2.4
Accrued liabilities	0.9
Other non-current liabilities	0.9
Liabilities held for sale	$4.2

New Tax Legislation

On July 4, 2025, the U.S. President signed into law H.R.1, the legislation commonly known as the One Big Beautiful Bill (“OBBB”). This legislation extended, modified, or made permanent many of the tax provisions which were initially enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017. The OBBB contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental (R&E) expenditures, modifications to the limitation on business interest, bonus depreciation modifications, as well as international tax provision modifications. These tax provisions apply to either tax years beginning after December 31, 2024 or December 31, 2025. The Company is currently evaluating the tax impact of OBBB on its financial statements.

Note 2 — Net Income Per Common Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Basic net income per common share:
Net income	$13.5	$50.0	$42.4	$86.5
Weighted average common shares outstanding	80.2	82.5	80.7	83.2

Basic net income per common share	$0.17	$0.61	$0.53	$1.04

Diluted net income per common share:
Net income	$13.5	$50.0	42.4	86.5

Weighted average common shares outstanding — Basic	80.2	82.5	80.7	83.2
Plus incremental shares from assumed conversions:
Restricted stock units	0.3	0.4	0.3	0.4
Stock options	0.1	0.3	0.2	0.4
Weighted average common shares outstanding — Dilutive	80.6	83.2	81.1	84.0

Diluted net income per common share	$0.17	$0.60	$0.52	$1.03

Total common stock equivalents of 1.2 million and 0.5 million were excluded from the computation of diluted net income per share for the quarters ended June 30, 2025 and 2024, respectively, because to include would have been anti-dilutive. Total common stock equivalents of 1.1 million and 0.4 million were excluded from the computation of diluted net income per share for the six months ended June 30, 2025 and 2024, respectively, because to include would have been anti-dilutive.

Note 3 — Inventories

(In millions)	June 30, 2025	December 31, 2024
Raw materials	$178.2	$161.1
Work in progress	46.1	41.6
Finished goods	151.1	153.5
Total Inventory	$375.4	$356.2

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and six months ended June 30, 2025 and 2024 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$—	$—	$—	$—
Interest cost	0.2	0.2	0.4	0.4
Net amortization	—	(0.1)	—	(0.2)
Net periodic benefit cost	$0.2	$0.1	$0.4	$0.2

The above amounts for the quarter and six months ended June 30, 2025 do not include a gain of $0.9 million related to a one-time lump-sum settlement.

(In millions)	June 30, 2025	December 31, 2024
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$1.2	$16.2
Other non-current liabilities	3.0	3.9
Total accrued benefit	$4.2	$20.1

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
European Defined Benefit Retirement Plans
Service cost	$0.2	$0.1	$0.3	$0.3
Interest cost	0.1	0.2	0.2	0.3
Expected return on plan assets	—	—	—	(0.1)
Net amortization and deferral	—	—	0.1	0.1
Net periodic benefit cost	$0.3	$0.3	$0.6	$0.6

(In millions)	June 30, 2025	December 31, 2024
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Accrued liabilities	$1.6	$1.0
Other non-current liabilities	15.6	11.9
Total accrued benefit	$17.2	$12.9

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the quarters ended June 30, 2025 and 2024, amounts unrelated to service costs were a charge of $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2025 and 2024, amounts unrelated to service costs were a charge of $0.8 million and $0.6 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. We contributed approximately $16.0 million in the first six months of 2025 to cover unfunded benefits, including approximately $15.9 million for a one-time lump sum payment. We expect to contribute a total of $16.5 million in 2025 to cover unfunded benefits.

Contributions to our European defined benefit retirement plans during the six months ended June 30, 2025 were not material. We plan to contribute approximately $1.3 million during 2025 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

Net amortization gain deferral for both the quarters and six months ended June 30, 2025 and 2024 were not material. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for both the quarters and six months ended June 30, 2025 and 2024 were immaterial.

(In millions)	June 30, 2025	December 31, 2024
Amounts recognized on the balance sheet:
Accrued liabilities	$0.2	$0.2
Other non-current liabilities	0.7	0.6
Total accrued benefit	$0.9	$0.8

Amounts contributed in connection with our postretirement plans were immaterial for both the six months ended June 30, 2025 and 2024. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.2 million in 2025 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	June 30, 2025	December 31, 2024
Current portion of finance lease	$—	$0.1
Current portion of debt	—	0.1
Senior unsecured credit facility	130.0	-
4.7% senior notes --- due 2025	-	300.0
3.95% senior notes --- due 2027	400.0	400.0
5.875% senior notes --- due 2035	300.0	-
Senior notes --- original issue discount	(0.3)	(0.4)
Senior notes --- deferred financing costs	(4.3)	(0.9)
Non-current portion of finance lease and other debt	2.3	1.9
Long-term debt	827.7	700.6
Total debt	$827.7	$700.7

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

As of June 30, 2025, total borrowings under the Facility were $130.0 million which approximated fair value. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of June 30, 2025, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $620 million. The weighted average interest rate for the Facility was 5.6% for the six months ended June 30, 2025. The Company was in compliance with all debt covenants as of June 30, 2025.

During the first quarter of 2025, the Company issued $300 million in aggregate principal amount of 5.875% Senior Unsecured Notes due in 2035. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 7.875%. Interest on the notes will be payable semiannually in arrears on February 26 and August 26 of each year, beginning on August 26, 2025. The effective interest rate for the six months ended June 30, 2025 was 6.0% inclusive of an approximately 0.10% benefit of treasury locks. The issuance of these senior notes resulted in the Company incurring financing fees of $3.9 million that have been deferred and will be recognized over the term of the senior notes. Based on quoted prices, the fair value of the 5.875% Senior Unsecured Notes was $305.6 million at June 30, 2025.

In conjunction with the issuance of the 5.875% Senior Unsecured Notes, the Company redeemed the $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes that were due in August 2025. The redemption of these senior notes resulted in debt extinguishment costs of $0.4 million which were recorded in Other expense on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for the six months ended June 30, 2025 was 4.0% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices, the fair value of the 3.95% Senior Unsecured Notes was $396.8 million at June 30, 2025.

Note 6 — Derivative Financial Instruments

The Company entered into treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 5.875% Senior Unsecured Notes. These hedges were designated as cash flow hedges, thus any change in fair value was recorded as a component of other comprehensive income (loss). As part of the issuance of our 5.875% Senior Unsecured Notes, we net settled these derivatives for $3.6 million in cash and the deferred gains recorded in other comprehensive income (loss) will be released to interest expense over the life of the senior notes. The remaining balance of deferred gains as of June 30, 2025 is approximately $3.5 million. The effect of the settled treasury locks reduces the effective interest rate of the senior notes by approximately 0.10%.

The Company also had treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 3.95% Senior Unsecured Notes due in 2027. These hedges were designated as cash flow hedges as well and upon issuance of our 3.95% Senior Unsecured Notes in 2017, we net settled these derivatives and the deferred gains recorded in other comprehensive income (loss) are being released to interest expense over the life of the senior notes. The remaining balance of deferred gains as of June 30, 2025 is approximately $1.6 million. The effect of these settled treasury locks reduces the effective interest rate of the 3.95% Senior Unsecured Notes due in 2027 by approximately 0.25%.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through December 2027. The aggregate notional amount of these contracts was $378.4 million and $386.4 million at June 30, 2025 and December 31, 2024, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, gains of $27.9 million and $39.8 million were recorded in other comprehensive (loss) income for the quarter and six months ended June 30, 2025, respectively, and losses of $1.9 million and $9.1 million were recorded for the quarter and six months ended June 30, 2024, respectively. We recognized gains of $3.4 million and $1.8 million in gross margin during the quarters and six months ended June 30, 2025, respectively, and losses of $1.3 million and $2.0 million for the quarter and six months ended June 30, 2024, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarter and six months ended June 30, 2025, we recognized net foreign exchange losses of $0.2 million and $0.3 million, respectively, in the Condensed Consolidated Statements of Operations. During the quarter and six months ended June 30, 2024, we recognized net foreign exchange gains of $0.4 million and $2.0 million, respectively. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive (loss) income for the quarters and six months ended June 30, 2025 and June 30, 2024 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Unrealized gains (losses) at beginning of period, net of tax	$2.1	$0.5	$(7.9)	$5.3
(Gains) losses reclassified to net sales	(2.5)	0.8	(1.4)	1.3
Increase (decrease) in fair value	20.6	(1.3)	29.5	(6.6)
Unrealized gains at end of period, net of tax	$20.2	$—	$20.2	$—

Unrealized gains of $17.9 million recorded in accumulated other comprehensive loss, less taxes of $4.6 million, as of June 30, 2025, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of June 30, 2025, we had commodity swap agreements with a notional value of $16.4 million. The swaps mature monthly through May 2027. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items.

The fair values of outstanding derivative financial instruments as of June 30, 2025 and December 31, 2024 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivative Products
Foreign currency forward exchange contracts	$17.9	$1.5	$9.7	$0.1	$-	$6.8	$—	$5.2
Undesignated hedges	—	—	—	—	0.2	0.1	—	-
Commodity swaps	—	—	—	—	1.9	1.1	0.2	0.3
Cross currency and interest rate swap	—	13.9	—	—	—	—	—	—
Total Derivative Products	$17.9	$15.4	$9.7	$0.1	$2.1	$8.0	$0.2	$5.5

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended June 30, 2025 that would reduce the receivable amount owed, if any, to the Company.

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

We disaggregate our revenue based on market for analytical purposes. Beginning with the first quarter of 2025, sales are being reported for two markets, which are Commercial Aerospace, unchanged from past practice, and a new sales category titled Defense, Space & Other, which combines the previous Space & Defense market and Industrial market. Prior period sales amounts have been reclassified for comparative purposes.

The following table details our revenue by market for the quarters and six months ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Consolidated Net Sales	$489.9	$500.4	$946.4	$972.7
Commercial Aerospace	293.1	320.7	573.2	620.0
Defense, Space & Other	196.8	179.7	373.2	352.7

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the six months ended June 30, 2025 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2024	$9.1	$20.7	$29.8
Net revenue billed	0.4	5.5	5.9
Balance at March 31, 2025	9.5	26.2	35.7
Net revenue billed	1.7	3.3	5.0
Balance at June 30, 2025	$11.2	$29.5	$40.7

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

Financial information for our operating segments for the quarters and six months ended June 30, 2025 and 2024 were as follows:

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended June 30, 2025
Net sales to external customers	$393.2	$96.7	$—	$489.9
Intersegment sales	19.4	0.4	(19.8)	—
Total sales	412.6	97.1	(19.8)	489.9
Cost of sales	315.7	81.5	(18.8)	378.4
Gross margin	96.9	15.6	(1.0)	111.5
Selling, general and administrative expenses	26.3	4.0	12.7	43.0
Research and technology expenses	12.3	1.0	1.0	14.3
Other operating expense	—	24.2	—	24.2
Operating income (loss)	58.3	(13.6)	(14.7)	30.0
Depreciation and amortization	26.9	2.7	—	29.6
Stock-based compensation	0.9	0.2	1.6	2.7
Accrual basis additions to capital expenditures	13.1	1.6	—	14.7

Quarter Ended June 30, 2024
Net sales to external customers	$408.6	$91.8	$—	$500.4
Intersegment sales	23.9	0.6	(24.5)	—
Total sales	432.5	92.4	(24.5)	500.4
Cost of sales	322.5	72.7	(21.4)	373.8
Gross margin	110.0	19.7	(3.1)	126.6
Selling, general and administrative expenses	23.2	5.3	11.4	39.9
Research and technology expenses	12.5	1.2	1.0	14.7
Other operating expense	—	0.2	—	0.2
Operating income (loss)	74.3	13.0	(15.5)	71.8
Depreciation and amortization	27.3	3.7	—	31.0
Stock-based compensation	1.1	0.3	1.9	3.3
Accrual basis additions to capital expenditures	18.6	3.9	—	22.5

Six Months Ended June 30, 2025
Net sales to external customers	$758.5	$187.9	$—	$946.4
Intersegment sales	39.5	0.7	(40.2)	—
Total sales	798.0	188.6	(40.2)	946.4
Cost of sales	609.2	161.4	(38.1)	732.5
Gross margin	188.8	27.2	(2.1)	213.9
Selling, general and administrative expenses	51.8	8.3	26.2	86.3
Research and technology expenses	24.1	2.1	1.9	28.1
Other operating expense	—	25.3	—	25.3
Operating income (loss)	112.9	(8.5)	(30.2)	74.2
Depreciation and amortization	54.1	6.5	—	60.6
Stock-based compensation	3.9	1.0	7.5	12.4
Accrual basis additions to capital expenditures	28.6	3.2	—	31.8

Six Months Ended June 30, 2024
Net sales to external customers	$788.1	$184.6	$—	$972.7
Intersegment sales	47.2	0.9	(48.1)	—
Total sales	$835.3	$185.5	$(48.1)	$972.7
Cost of sales	622.8	146.0	(40.9)	727.9
Gross margin	212.5	39.5	(7.2)	244.8
Selling, general and administrative expenses	48.6	10.6	29.7	88.9
Research and technology expenses	25.1	2.4	2.3	29.8
Other operating expense	0.8	0.6	—	1.4
Operating income (loss)	138.0	25.9	(39.2)	124.7
Depreciation and amortization	54.5	7.5	—	62.0
Stock-based compensation	4.2	1.1	11.1	16.4
Accrual basis additions to capital expenditures	35.3	5.8	—	41.1

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2024	$83.1	$153.9	$237.0
Amortization expense	(0.8)	(2.0)	(2.8)
Currency translation adjustments	8.9	0.1	9.0
Balance at June 30, 2025	$91.2	$152.0	$243.2

At June 30, 2025, the balance of goodwill and intangible assets was $192.0 million and $51.2 million, respectively.

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Segment assets
June 30, 2025	$2,374.8	$593.0	$(124.5)	$2,843.3
December 31, 2024	2,147.6	541.4	36.6	2,725.6

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of June 30, 2025 and December 31, 2024 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2024	$(0.7)	$(4.4)	$(109.9)	$(115.0)
Other comprehensive (loss) income before reclassifications	(1.5)	5.3	75.4	79.2
Amounts reclassified from accumulated other comprehensive loss	0.7	21.5	-	22.2
Other comprehensive (loss) income	(0.8)	26.8	75.4	101.4
Balance at June 30, 2025	$(1.5)	$22.4	$(34.5)	$(13.6)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the quarters and six months ended June 30, 2025 and 2024 were as follows:

	Quarter Ended June 30, 2025		Quarter Ended June 30, 2024		Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(In millions)	Pre-tax loss (gain)	Net of tax loss (gain)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax loss (gain)	Net of tax loss (gain)	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$0.9	$0.7	$(0.1)	$(0.1)	$0.9	$0.7	$(0.2)	$(0.2)

Derivative Products
Foreign currency forward exchange contracts	(3.4)	(2.5)	1.3	0.9	(1.8)	(1.4)	2.0	1.3
Commodity swaps	(0.2)	(0.2)	0.3	0.2	(0.4)	(0.3)	—	(0.1)
Interest rate swaps	6.3	4.9	(1.5)	(1.1)	9.0	7.0	(5.1)	(3.8)
Total Derivative Products	$2.7	$2.2	$0.1	$—	$6.8	$5.3	$(3.1)	$(2.6)

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, our aggregate environmental related accruals were $0.4 million and $0.3 million, respectively. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the six months ended June 30, 2025, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2024	$2.4
Warranty expense	0.5
Deductions and other	(0.1)
Balance as of March 31, 2025	$2.8
Warranty expense	0.3
Deductions and other	(0.3)
Balance as of June 30, 2025	$2.8

Note 12 — Restructuring

We recognized restructuring charges of $24.2 million for both the quarter and six months ended June 30, 2025, respectively, primarily related to severance for the closure of our Welkenraedt facility in Belgium. Anticipated future cash payments as of June 30, 2025 were $25.3 million.

		Activity for the Quarter Ended June 30, 2025
	March 31,	Restructuring		Cash		June 30,
(In Millions)	2025	Charge	FX Impact	Paid	Non-Cash	2025
Employee termination	$1.2	$17.6	$—	$(0.1)	$—	$18.7
Impairment and other	—	6.6	—	—	—	6.6
Total	$1.2	$24.2	$—	$(0.1)	$—	$25.3

		Activity for the Six Months Ended June 30, 2025
	December 31,	Restructuring		Cash		June 30,
(In Millions)	2024	Charge	FX Impact	Paid	Non-Cash	2025
Employee termination	$1.5	$17.6	$—	$(0.4)	$—	$18.7
Impairment and other	—	6.6	—	—	—	6.6
Total	$1.5	$24.2	$—	$(0.4)	$—	$25.3

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

During the three months ended June 30, 2025, the Company repurchased 939,012 shares of common stock in open market transactions under the 2024 Share Repurchase Plan at an average price of $53.24 per share and at a cost of $50.5 million, including commissions and excise tax, leaving approximately $134.0 million available for additional repurchases under the 2024 Share Repurchase Plan. During the six months ended June 30, 2025, the Company repurchased a total of 1,774,174 shares at a total cost of $100.9 million. The acquisition of these shares was accounted for under the treasury stock method.

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

Financial Overview

Results of Operations

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2025	2024	% Change	2025	2024	% Change
Net sales	$489.9	$500.4	(2.1)%	$946.4	$972.7	(2.7)%
Operating income	$30.0	$71.8	(58.2)%	$74.2	$124.7	(40.5)%
As a percentage of net sales	6.1%	14.3%		7.8%	12.8%
Net income	$13.5	$50.0	(73.0)%	$42.4	$86.5	(51.0)%
Diluted net income per common share	$0.17	$0.60	(71.7)%	$0.52	$1.03	(49.5)%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2025 and 2024:

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
Consolidated Net Sales	$489.9	$500.4	(2.1)%	$946.4	$972.7	(2.7)%
Commercial Aerospace	293.1	320.7	(8.6)%	573.2	620.0	(7.5)%
Defense, Space & Other	196.8	179.7	9.5%	373.2	352.7	5.8%

Composite Materials	$393.2	$408.6	(3.8)%	$758.5	$788.1	(3.8)%
Commercial Aerospace	249.9	272.6	(8.3)%	491.7	524.1	(6.2)%
Defense, Space & Other	143.3	136.0	5.4%	266.8	264.0	1.1%

Engineered Products	$96.7	$91.8	5.3%	$187.9	$184.6	1.8%
Commercial Aerospace	43.2	48.1	(10.2)%	81.5	95.9	(15.0)%
Defense, Space & Other	53.5	43.7	22.4%	106.4	88.7	20.0%

Sales by Segment

Composite Materials: Net sales of $393.2 million in the second quarter of 2025 decreased by $15.4 million or 3.8% from the prior year quarter. Commercial Aerospace sales decreased $22.7 million or 8.3% in the second quarter of 2025 as compared to the prior year quarter driven by declines in the major Airbus and Boeing programs. Defense, Space & Other net sales in the second quarter of 2025 increased $7.3 million or 5.4% primarily driven by military aircraft structures and launchers. Net sales for the segment in the first half of 2025 of $758.5 million decreased 3.8% compared to the same period last year.

Engineered Products: For the second quarter of 2025, net sales of $96.7 million increased $4.9 million or 5.3% as compared to the prior year quarter driven by growth in defense and space programs. Net sales of $187.9 million for the first six months of 2025 increased 1.8% compared to the same period last year.

Sales by Market

Beginning with the first quarter of 2025, sales are being reported for two markets, Commercial Aerospace, unchanged from past practice, and a new sales category titled Defense, Space & Other, which combines the previous Space & Defense market and the Industrial market. Prior period sales amounts have been reclassified for comparative purposes.

For the second quarter of 2025, Commercial Aerospace sales of $293.1 million decreased 8.6% as compared to the second quarter of 2024. Sales decreased year over year for each of the four major programs including the Airbus A350 and A320neo and the Boeing 787 and 737 MAX. Other Commercial Aerospace increased 5.1% for the second quarter of 2025 compared to the second quarter of 2024. Sales of $573.2 million decreased 7.5% for the first six months of 2025 compared to the first six months of 2024 as sales to all four major programs were lower, led by the 787 and A350. Other Commercial Aerospace increased 6.0% for the first six months of 2025 compared to the same period in 2024.

Defense, Space & Other sales of $196.8 million increased 9.5% in the second quarter of 2025 as compared to the second quarter of 2024. Growth was driven by the CH-53K, two international fighter programs and space programs including launchers, rocket motors and satellites. Sales of $373.2 million increased 5.8% for the first six months of 2025 as compared to the first six months of 2024. Growth was broad based including military helicopters, fighters and space programs.

Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
Gross margin	$111.5	$126.6	(11.9)%	$213.9	$244.8	(12.6)%
Percentage of sales	22.8%	25.3%		22.6%	25.2%

Gross margin for the second quarter of 2025 was 22.8% compared to 25.3% in the second quarter of 2024 and 22.6% and 25.2% for the first six months of 2025 and 2024, respectively. The lower margins for both the second quarter and six months of 2025 compared to the prior year periods was primarily due to lower sales and inventory reduction actions which drove unfavorable cost leverage.

Operating Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
SG&A expense	$43.0	$39.9	7.8%	$86.3	$88.9	(2.9)%
Percentage of sales	8.8%	8.0%		9.1%	9.1%

R&T expense	$14.3	$14.7	(2.7)%	$28.1	$29.8	(5.7)%
Percentage of sales	2.9%	2.9%		3.0%	3.1%

Selling, general and administrative expenses were higher for the second quarter of 2025 as compared to the prior year period primarily due to higher professional fees. Selling, general and administrative expenses were lower for the first six months of 2025 as compared to the same period of 2024 as lower employee-related costs more than offset the increase in professional fees. Research and technology expenses for the second quarter and first six months of 2025 decreased $0.4 million and $1.7 million, respectively, compared to the same periods of 2024. The decreases in both periods were due primarily to lower material and supplies expenses.

Other operating expenses for the second quarter and first six months of 2025, included restructuring charges of $24.2 million related to the closure of our Welkenraedt facility in Belgium. The six months ended June 30, 2025 also included a loss of $1.1 million for the divestiture of the Hartford, Connecticut business.

Operating Income

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
Consolidated operating income	$30.0	$71.8	(58.2)%	$74.2	$124.7	(40.5)%
Operating margin	6.1%	14.3%		7.8%	12.8%
Composite Materials	$58.3	$74.3	(21.5)%	$112.9	$138.0	(18.2)%
Operating margin	14.1%	17.2%		14.1%	16.5%
Engineered Products	$(13.6)	$13.0	(204.6)%	$(8.5)	$25.9	(132.8)%
Operating margin	(14.0)%	14.1%		(4.5)%	14.0%
Corporate & Other	$(14.7)	$(15.5)	N/M	$(30.2)	$(39.2)	N/M

Operating income for the second quarters of 2025 and 2024 was $30.0 million and $71.8 million, respectively. Operating income for the first six months of 2025 was $74.2 million compared to $124.7 million for the same period last year. Overall, operating income for both the second quarter and six months of 2025 was negatively impacted by lower sales and margins as well as restructuring costs related to the Welkenraedt facility, as compared to the prior year periods.

Interest Expense, Net

	Quarter Ended June 30,			Six Months Ended June 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
Interest expense, net	$9.1	$8.1	12.3%	$16.9	$14.6	15.8%

Interest expense for both the quarter and six months ended June 30, 2025 was higher compared to the prior year periods due to higher average debt levels.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Income tax expense	$8.3	$13.7	$15.4	$23.6
Effective tax rate	38.3%	21.5%	26.6%	21.4%

Tax expense for the quarter and six months ended June 30, 2025 was $8.3 million and $15.4 million, respectively, as compared to $13.7 million and $23.6 million for the comparative periods in 2024.

Financial Condition

Liquidity: Cash on hand at June 30, 2025 was $77.2 million as compared to $125.4 million at December 31, 2024. As of June 30, 2025, total debt was $827.7 million as compared to $700.7 million at December 31, 2024.

Under the Facility, total borrowings at June 30, 2025 were $130.0 million, which approximated fair value. The Credit agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million. As of June 30, 2025, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $620 million. The weighted average interest rate for the Facility was 5.6% for the six months ended June 30, 2025.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of June 30, 2025, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until February 2027 when our 3.95% Senior Unsecured Notes are due. For further information regarding debt, including our Facility, see Note 5, Debt, to the accompanying condensed consolidated financial statements of this Form 10-Q.

The remaining authorization under the 2024 Share Repurchase Plan at June 30, 2025 was $134.0 million. On July 24, 2025, our Board of Directors declared a quarterly dividend of $0.17 per share payable to stockholders of record as of August 8, 2025, with a payment date of August 15, 2025.

Operating Activities: Net cash used for operating activities for the first six months of 2025 was $5.2 million compared to cash provided of $37.2 million for the same period last year. Working capital was a cash use of $124.5 million for the first six months of 2025 as compared to a use of $118.3 million in the same period in 2024. The increased working capital use in 2025 was driven by higher payments of accounts payable.

Investing Activities: Net cash used for investing activities was $42.5 million and $51.6 million in the first six months of 2025 and 2024, respectively. Capital expenditures for the first six months of 2025 were $41.4 million as compared to $51.6 million for the same period last year. Payments related to the divestiture of the Hartford facility were $1.1 million in the first six months of 2025.

Financing Activities: Net cash used for financing activities was $4.1 million for first six months of 2025 compared to net cash used of $136.0 million in the same period in 2024. Borrowings under the Facility during the first six months of 2025 were $160.0 million compared to $95.0 million in the prior year period. Repayments during the first six months of 2025 were $30.0 million. Quarterly dividend payments to shareholders were $27.5 million during the first six months of 2025 compared to $25.0 million in the prior year period. During the six months ended June 30, 2025, repurchases of common stock totaled $100.9 million compared to $201.8 million in the same period in 2024.

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

	Operating Income
	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
GAAP operating income	$30.0	$71.8	$74.2	$124.7
Other operating expense (a)	24.2	0.2	25.3	1.4
Adjusted operating income (non-GAAP)	$54.2	$72.0	$99.5	$126.1

	Quarter Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
GAAP net income	$13.5	$0.17	$50.0	$0.60	$42.4	$0.52	$86.5	$1.03
Other operating expense , net of tax (a)	24.2	0.30	0.2	—	25.1	0.31	1.1	0.01
Other income, net of tax (b)	(0.7)	(0.01)	—	—	(0.4)	—	—	—
Tax expense (c)	3.4	0.04	—	—	3.4	0.04	—	—
Adjusted net income (non-GAAP)	$40.4	$0.50	$50.2	$0.60	$70.5	$0.87	$87.6	$1.04

(a)
The quarter and six months ended June 30, 2025 included restructuring charges of $24.2 million related to the closure of our Welkenraedt facility in Belgium. The six months ended June 30, 2025 also included a loss of $1.1 million for the divestiture of the Hartford, Connecticut business. Amounts for the quarter and six months ended 2024 included restructuring costs.
(b)
The quarter and six months ended June 30, 2025 included a gain of $0.9 million related to a lump-sum pension settlement. The six months ended June 30, 2025 also included debt extinguishment costs.
(c)
The quarter and six months ended June 30, 2025 include a tax charge for a valuation allowance related to the closure of our Welkenraedt facility in Belgium.

	Six Months Ended June 30,
(In millions)	2025	2024
Net cash (used for) provided by operating activities	$(5.2)	$37.2
Less: Capital expenditures	(41.4)	(51.6)
Free cash flow (non-GAAP)	$(46.6)	$(14.4)

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2025, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 11 on pages 16 through 17 of this Form 10-Q and is incorporated herein by reference.

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

During the three months ended June 30, 2025, we repurchased 939,012 shares of common stock in open market transactions under the share repurchase plans at an average price of $53.24 per share and at a cost of $50.5 million, including commissions and excise tax, leaving approximately $134.0 million available for additional repurchases under the 2024 Share Repurchase Plan. The acquisition of these shares was accounted for under the treasury method.

The following is a summary of share repurchase activity during the fiscal quarter ended June 30, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value (Millions) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 — May 31, 2025	939,012	$53.24	939,012	$134.0
Total	939,012	$53.24	939,012	$134.0

ITEMS 3,4 and 5 are not applicable, and therefore have been omitted.

TEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

July 24, 2025	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer