Form 10-Q
period 2025-09-30
HEXCEL CORP /DE/
filed 2025-10-22
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2025
COMMON STOCK	79,605,875

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In millions)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$90.5	$125.4
Accounts receivable, net	234.3	212.0
Inventories, net	357.6	356.2
Contract assets	38.9	29.8
Prepaid expenses and other current assets	66.1	50.6
Assets held for sale	—	7.5
Total current assets	787.4	781.5

Property, plant and equipment	3,307.5	3,163.1
Less accumulated depreciation	(1,695.2)	(1,566.4)
Net property, plant and equipment	1,612.3	1,596.7

Goodwill and other intangible assets, net	241.2	237.0
Investments in affiliated companies	5.0	5.0
Other assets	112.5	105.4
Total assets	$2,758.4	$2,725.6

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$—	$0.1
Accounts payable	124.4	142.3
Accrued compensation and benefits	72.5	99.7
Financial instruments	2.9	8.0
Accrued liabilities	86.2	99.2
Liabilities held for sale	—	4.2
Total current liabilities	286.0	353.5

Long-term debt	757.9	700.6
Retirement obligations	29.9	31.9
Deferred income taxes	92.2	81.2
Other non-current liabilities	25.7	30.5
Total liabilities	1,191.7	1,197.7
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 112.0 shares and 111.6 shares issued at September 30, 2025 and December 31, 2024, respectively	1.1	1.1
Additional paid-in capital	988.8	970
Retained earnings	2,273.5	2,251.5
Accumulated other comprehensive loss	(11.2)	(115.0)
	3,252.2	3,107.6
Less – Treasury stock, at cost, 32.4 shares at September 30, 2025 and 30.6 shares at December 31, 2024	(1,685.5)	(1,579.7)
Total stockholders' equity	1,566.7	1,527.9
Total liabilities and stockholders' equity	$2,758.4	$2,725.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Net sales	$456.2	$456.5	$1,402.6	$1,429.2
Cost of sales	356.3	350.0	1,088.8	1,077.9
Gross margin	99.9	106.5	313.8	351.3
Selling, general and administrative expenses	41.1	39.8	127.4	128.7
Research and technology expenses	14.0	13.8	42.1	43.6
Other operating expense	8.8	0.4	34.1	1.8
Operating income	36.0	52.5	110.2	177.2
Interest expense, net	9.2	8.5	26.1	23.1
Other income	—	—	(0.5)	—
Income before income taxes	26.8	44.0	84.6	154.1
Income tax expense	6.2	4.2	21.6	27.8
Net income	$20.6	$39.8	$63.0	$126.3
Basic net income per common share	$0.26	$0.49	$0.78	$1.53
Diluted net income per common share	$0.26	$0.49	$0.78	$1.52
Weighted-average common shares:
Basic	79.8	81.5	80.4	82.6
Diluted	80.3	82.1	80.9	83.3

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income	$20.6	$39.8	$63.0	$126.3
Currency translation adjustments	10.2	27.8	85.6	14.5
Net unrealized pension and other benefit actuarial losses and prior service credits (net of tax)	—	(0.2)	(0.8)	(0.3)
Net unrealized (losses) gains on financial instruments (net of tax)	(7.8)	9.8	19.0	6.0
Total other comprehensive income	2.4	37.4	103.8	20.2
Comprehensive income	$23.0	$77.2	$166.8	$146.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$63.0	$126.3
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	91.5	93.0
Amortization related to financing	0.1	0.3
Deferred income taxes	7.8	(4.4)
Stock-based compensation	13.4	19.3
Restructuring expenses, net of payments	10.7	0.4
Debt extinguishment costs	0.4	—
Loss on divestiture of assets	4.9	—

Changes in assets and liabilities:
Increase in accounts receivable	(8.0)	(19.7)
Decrease (increase) in inventories	16.5	(37.5)
Increase in prepaid expenses and other current assets	(16.8)	(20.8)
Decrease in accounts payable/accrued liabilities	(55.5)	(15.1)
Other – net	(23.0)	(14.5)
Net cash provided by operating activities	105.0	127.3

Cash flows from investing activities
Capital expenditures	(55.1)	(68.4)
Payments on divestiture of assets	(2.7)	—
Net cash used for investing activities	(57.8)	(68.4)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2028	160.0	160.0
Repayment of senior unsecured credit facility - 2028	(100.0)	(55.0)
Redemption of 4.7% senior notes due 2025	(300.0)	—
Proceeds from issuance of 5.875% senior notes due 2035	300.0	—
Repurchases of common stock	(100.9)	(252.2)
Repayment of finance lease obligation and other debt, net	(4.1)	(0.1)
Dividends paid	(41.0)	(37.2)
Activity under stock plans	0.5	(3.3)
Net cash used for financing activities	(85.5)	(187.8)
Effect of exchange rate changes on cash and cash equivalents	3.4	0.1
Net decrease in cash and cash equivalents	(34.9)	(128.8)
Cash and cash equivalents at beginning of period	125.4	227.0
Cash and cash equivalents at end of period	$90.5	$98.2
Supplemental data:
Accrual basis additions to plant, property and equipment	$49.9	$59.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarter and Nine Months ended September 30, 2025, and September 30, 2024

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2023	$1.1	$936.8	$2,168.7	$(74.1)	$(1,316.0)	$1,716.5
Net income	—	—	36.5	—	—	36.5
Dividends on common stock ($0.15 per share)	—	—	(12.6)	—	—	(12.6)
Repurchases of common stock	—	—	—	—	(100.7)	(100.7)
Change in other comprehensive loss- net of tax	—	—	—	(14.9)	—	(14.9)
Stock-based activity	—	17.8	—	—	(10.5)	7.3
Balance, March 31, 2024	$1.1	$954.6	$2,192.6	$(89.0)	$(1,427.2)	$1,632.1
Net income	—	—	50.0	—	—	50.0
Dividends on common stock ($0.15 per share)	—	—	(12.4)	—	—	(12.4)
Repurchases of common stock	—	—	—	—	(101.1)	(101.1)
Change in other comprehensive loss- net of tax	—	—	—	(2.3)	—	(2.3)
Stock-based activity	—	5.0	—	—	(0.1)	4.9
Balance, June 30, 2024	$1.1	$959.6	$2,230.2	$(91.3)	$(1,528.4)	$1,571.2
Net income	—	—	39.8	—	—	39.8
Dividends on common stock ($0.15 per share)	—	—	(12.2)	—	—	(12.2)
Repurchases of common stock	—	—	—	—	(50.4)	(50.4)
Change in other comprehensive loss- net of tax	—	—	—	37.4	—	37.4
Stock-based activity	—	4.5	—	—	(0.8)	3.7
Balance, September 30, 2024	$1.1	$964.1	$2,257.8	$(53.9)	$(1,579.6)	$1,589.5

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2024	$1.1	$970.0	$2,251.5	$(115.0)	$(1,579.7)	$1,527.9
Net income	—	—	28.9	—	—	28.9
Dividends on common stock ($0.17 per share)	—	—	(13.8)	—	—	(13.8)
Repurchases of common stock	—	—	—	—	(50.4)	(50.4)
Change in other comprehensive loss– net of tax	—	—	—	33.7	—	33.7
Stock-based activity	—	11.0	—	—	(4.7)	6.3
Balance, March 31, 2025	$1.1	$981.0	$2,266.6	$(81.3)	$(1,634.8)	$1,532.6
Net income	—	—	13.5	—	—	13.5
Dividends on common stock ($0.17 per share)	—	—	(13.7)	—	—	(13.7)
Repurchases of common stock	—	—	—	—	(50.5)	(50.5)
Change in other comprehensive loss– net of tax	—	—	—	67.7	—	67.7
Stock-based activity	—	4.4	—	—	(0.1)	4.3
Balance, June 30, 2025	$1.1	$985.4	$2,266.4	$(13.6)	$(1,685.4)	$1,553.9
Net income	—	—	20.6	—	—	20.6
Dividends on common stock ($0.17 per share)	—	—	(13.5)	—	—	(13.5)
Repurchases of common stock	—	—	—	—	—	-
Change in other comprehensive loss– net of tax	—	—	—	2.4	—	2.4
Stock-based activity	—	3.4	—	—	(0.1)	3.3
Balance, September 30, 2025	$1.1	$988.8	$2,273.5	$(11.2)	$(1,685.5)	$1,566.7

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

Assets and Liabilities Held for Sale

During the third quarter of 2025, the Company completed the divestiture of its operations in Austria and recognized a charge of $3.4 million, which was recorded in Other operating expense, on the Condensed Consolidated Statements of Operations. Previously, during the fourth quarter of 2024, the Company announced it was exploring strategic options for its operations in Austria and undergoing a process to find a suitable successor for the Neumarkt plant.

At December 31, 2024, the assets and liabilities of the Austria operations were classified as held for sale. The table below presents the carrying amounts of the assets and liabilities:

(In millions)
Accounts receivable	$6.2
Inventories	1.3
Assets held for sale	$7.5

Accounts payable	$2.4
Accrued liabilities	0.9
Other non-current liabilities	0.9
Liabilities held for sale	$4.2

Recently Issued Accounting Standards

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Recognition and Measurement of Internal-Use Software Costs. The amendment modernizes the accounting for internal-use software and enhances the disclosure requirements. The guidance is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statement disclosures.

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

The Company is still in the process of analyzing some of the tax elections under the OBBB which could impact the final effective rate for 2025. However, we do not expect these elections to have a material impact on our effective rate for 2025.

Note 2 — Net Income Per Common Share

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Basic net income per common share:
Net income	$20.6	$39.8	$63.0	$126.3
Weighted average common shares outstanding	79.8	81.5	80.4	82.6

Basic net income per common share	$0.26	$0.49	$0.78	$1.53

Diluted net income per common share:
Net income	$20.6	$39.8	$63.0	$126.3

Weighted average common shares outstanding — Basic	79.8	81.5	80.4	82.6
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.4	0.3	0.4
Stock options	0.2	0.3	0.2	0.3
Weighted average common shares outstanding — Dilutive	80.3	82.1	80.9	83.3

Diluted net income per common share	$0.26	$0.49	$0.78	$1.52

Total common stock equivalents of 1.0 million and 0.9 million were excluded from the computation of diluted net income per share for the quarters ended September 30, 2025 and 2024, respectively, because to include would have been anti-dilutive. Total common stock equivalents of 1.1 million and 0.6 million were excluded from the computation of diluted net income per share for the nine months ended September 30, 2025 and 2024, respectively, because to include would have been anti-dilutive.

Note 3 — Inventories

(In millions)	September 30, 2025	December 31, 2024
Raw materials	$180.9	$161.1
Work in progress	43.3	41.6
Finished goods	133.4	153.5
Total Inventory	$357.6	$356.2

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

Defined Benefit Retirement Plans

Net Periodic Benefit Costs

Net periodic benefit costs of our defined benefit retirement plans for the quarters and nine months ended September 30, 2025 and 2024 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
U.S. Nonqualified Defined Benefit Retirement Plans
Service cost	$—	$—	$—	$—
Interest cost	0.2	0.3	0.6	0.7
Net amortization	—	(0.2)	—	(0.4)
Net periodic benefit cost	$0.2	$0.1	$0.6	$0.3

(In millions)	September 30, 2025	December 31, 2024
Amounts recognized on the balance sheet for U.S. nonqualified defined benefit retirement plans:
Accrued liabilities	$1.3	$16.2
Other non-current liabilities	2.8	3.9
Total accrued benefit	$4.1	$20.1

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
European Defined Benefit Retirement Plans
Service cost	$0.1	$0.2	$0.4	$0.5
Interest cost	0.2	0.1	0.4	0.4
Expected return on plan assets	(0.1)	—	(0.1)	(0.1)
Net amortization and deferral	0.1	0.0	0.2	0.1
Net periodic benefit cost	$0.3	$0.3	$0.9	$0.9

(In millions)	September 30, 2025	December 31, 2024
Amounts recognized on the balance sheet for European defined benefit retirement plans:
Accrued liabilities	1.3	1.0
Other non-current liabilities	13.0	11.9
Total accrued benefit	$14.2	$12.9

All costs related to our pensions are included as a component of operating income in our Condensed Consolidated Statements of Operations. For the quarters ended September 30, 2025 and 2024, amounts unrelated to service costs were a charge of $0.4 million and $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, amounts unrelated to service costs were a charge of $1.1 million and $0.7 million, respectively.

Contributions

We generally fund our U.S. non-qualified defined benefit retirement plans when benefit payments are incurred. We contributed approximately $16.2 million in the first nine months of 2025 to cover unfunded benefits, including approximately $15.9 million for a one-time lump sum payment. We expect to contribute a total of $16.5 million in 2025 to cover unfunded benefits.

Contributions to our European defined benefit retirement plans during the nine months ended September 30, 2025 were not material. We plan to contribute approximately $1.3 million during 2025 to our European plans.

Postretirement Health Care and Life Insurance Benefit Plans

Net amortization gain deferral for both the quarters and nine months ended September 30, 2025 and 2024 were not material. Net periodic benefit cost of our post retirement health care and life insurance benefit plans for both the quarters and nine months ended September 30, 2025 and 2024 were immaterial.

(In millions)	September 30, 2025	December 31, 2024
Amounts recognized on the balance sheet:
Accrued liabilities	$0.2	$0.2
Other non-current liabilities	0.7	0.6
Total accrued benefit	$0.9	$0.8

Amounts contributed in connection with our postretirement plans were immaterial for both the nine months ended September 30, 2025 and 2024. We periodically fund our postretirement plans to pay covered expenses as they are incurred. We expect to contribute approximately $0.2 million in 2025 to cover unfunded benefits.

Note 5 –– Debt

(In millions)	September 30, 2025	December 31, 2024
Current portion of finance lease	$—	$0.1
Current portion of debt	—	0.1
Senior unsecured credit facility	60.0	—
4.7% senior notes --- due 2025	—	300.0
3.95% senior notes --- due 2027	400.0	400.0
5.875% senior notes --- due 2035	300.0	—
Senior notes --- original issue discount	(0.3)	(0.4)
Senior notes --- deferred financing costs	(4.1)	(0.9)
Non-current portion of finance lease and other debt	2.3	1.9
Long-term debt	757.9	700.6
Total debt	$757.9	$700.7

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

As of September 30, 2025, total borrowings under the Facility were $60.0 million, which approximated fair value. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of September 30, 2025, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $690.0 million. The weighted average interest rate for the Facility was 5.57% for the nine months ended September 30, 2025. The Company was in compliance with all debt covenants as of September 30, 2025.

During the first quarter of 2025, the Company issued $300 million in aggregate principal amount of 5.875% Senior Unsecured Notes due in 2035. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 7.875%. Interest on the notes will be payable semiannually in arrears on February 26 and August 26 of each year, beginning on August 26, 2025. The effective interest rate for the nine months ended September 30, 2025 was 6.0% inclusive of an approximately 0.10% benefit of treasury locks. The issuance of these senior notes resulted in the Company incurring financing fees of $3.9 million that have been deferred and will be recognized over the term of the senior notes. Based on quoted prices, the fair value of the 5.875% Senior Unsecured Notes was $312.2 million at September 30, 2025.

In conjunction with the issuance of the 5.875% Senior Unsecured Notes, the Company redeemed the $300 million in aggregate principal amount of 4.7% Senior Unsecured Notes that were due in August 2025. The redemption of these senior notes resulted in debt extinguishment costs of $0.4 million which were recorded in Other expense on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for the nine months ended September 30, 2024 was 4.0% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices the fair value of the senior unsecured notes due in 2027 was $397.8 million at September 30, 2025.

Note 6 — Derivative Financial Instruments

The Company entered into treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 5.875% Senior Unsecured Notes. These hedges were designated as cash flow hedges, thus any change in fair value was recorded as a component of other comprehensive income. As part of the issuance of our 5.875% Senior Unsecured Notes, we net settled these derivatives for $3.6 million in cash and the deferred gains recorded in other comprehensive income will be released to interest expense over the life of the senior notes. The remaining balance of deferred gains as of September 30, 2025 is approximately $3.4 million. The effect of the settled treasury locks reduces the effective interest rate of the senior notes by approximately 0.10%.

The Company also had treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 3.95% Senior Unsecured Notes due in 2027. These hedges were designated as cash flow hedges as well and upon issuance of our 3.95% Senior Unsecured Notes in 2017, we net settled these derivatives and the deferred gains recorded in other comprehensive income are being released to interest expense over the life of the senior notes. The remaining balance of deferred gains as of September 30, 2025 is approximately $1.4 million. The effect of these settled treasury locks reduces the effective interest rate of the 3.95% Senior Unsecured Notes due in 2027 by approximately 0.25%.

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

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through March 2028. The aggregate notional amount of these contracts was $400.8 million and $386.4 million at September 30, 2025 and December 31, 2024, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, losses of $5.6 million and gains of $34.3 million for the quarter and nine months ended September 30, 2025, respectively, and gains of $13.4 million and $4.3 million for the quarter and nine months ended September 30, 2024, respectively, were recorded in other comprehensive income. We recognized gains of $4.5 million and $6.3 million in gross margin during the quarter and nine months ended September 30, 2025, respectively, and losses of $0.2 million and $2.2 million in gross margin during the quarter and nine months ended September 30, 2024, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarter and nine months ended September 30, 2025, we recognized net foreign exchange losses of $0.9 million and $1.2 million, respectively, in the Condensed Consolidated Statements of Operations. During the quarter and nine months ended September 30, 2024, we recognized net foreign exchange losses of $1.2 million and $3.2 million, respectively. The net foreign exchange impact recognized from these contracts offsets the translation exposure of these transactions.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2025 and September 30, 2024 was as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Unrealized gains (losses) at beginning of period, net of tax	$20.2	$—	$(7.9)	$5.3
Losses reclassified to net sales	(3.3)	0.1	(4.7)	1.6
Increase (decrease) in fair value	(4.1)	10.0	25.4	3.2
Unrealized gains (losses) at end of period, net of tax	$12.8	$10.1	$12.8	$10.1

Unrealized gains of $12.3 million recorded in accumulated other comprehensive loss, less taxes of $3.2 million, as of September 30, 2025, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of September 30, 2025, we had commodity swap agreements with a notional value of $16.3 million. The swaps mature monthly through September 2027. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items.

The fair values of outstanding derivative financial instruments as of September 30, 2025 and December 31, 2024 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivative Products
Foreign currency forward exchange contracts	$12.4	$1.5	$5.4	$0.1	$0.1	$6.8	$0.2	$5.2
Undesignated hedges	0.3	—	—	—	—	0.1	—	—
Commodity swaps	—	—	0.5	—	2.8	1.1	0.4	0.3
Cross currency and interest rate swap	0.9	13.9	-	—	—	—	—	—
Total Derivative Products	$13.6	$15.4	$5.9	$0.1	$2.9	$8.0	$0.6	$5.5

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended September 30, 2025 that would reduce the receivable amount owed, if any, to the Company.

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

The following table details our revenue by market for the quarters and nine months ended September 30, 2025 and 2024:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Consolidated Net Sales	$456.2	$456.5	$1,402.6	$1,429.2
Commercial Aerospace	274.2	295.9	847.4	915.9
Defense, Space & Other	182.0	160.6	555.2	513.3

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the nine months ended September 30, 2025 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2024	$9.1	$20.7	$29.8
Net revenue billed	0.4	5.5	5.9
Balance at March 31, 2025	9.5	26.2	35.7
Net revenue billed	1.7	3.3	5.0
Balance at June 30, 2025	$11.2	$29.5	$40.7
Net revenue billed	1.8	(3.6)	(1.8)
Balance at September 30, 2025	$13.0	$25.9	$38.9

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

Financial information for our operating segments for the quarters and nine months ended September, 2025 and 2024 were as follows:

	(Unaudited)
	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended September 30, 2025
Net sales to external customers	$363.2	$93.0	$—	$456.2
Intersegment sales	18.9	1.4	(20.3)	—
Total sales	$382.1	$94.4	$(20.3)	$456.2
Cost of sales	300.1	75.2	(19.0)	356.3
Gross margin	81.9	19.3	(1.3)	99.9
Selling, general and administrative expenses	27.1	3.8	10.2	41.1
Research and technology expenses	12.1	1.0	0.9	14.0
Other operating expense	2.8	1.0	5.0	8.8
Operating income (loss)	39.9	13.6	(17.5)	36.0
Depreciation and amortization	27.7	3.2	—	30.9
Stock-based compensation	0.6	0.2	0.2	1.0
Accrual basis additions to capital expenditures	16.7	1.4	—	18.1

Quarter Ended September 30, 2024
Net sales to external customers	$367.6	$88.9	$—	$456.5
Intersegment sales	22.6	0.1	(22.7)	—
Total sales	$390.2	$89.0	$(22.7)	$456.5
Cost of sales	298.4	72.2	(20.6)	350.0
Gross margin	91.8	16.8	(2.1)	106.5
Selling, general and administrative expenses	23.8	5.3	10.7	39.8
Research and technology expenses	11.4	1.3	1.1	13.8
Other operating expense	0.2	0.2	—	0.4
Operating income (loss)	56.3	10.0	(13.8)	52.5
Depreciation and amortization	27.3	3.7	—	31.0
Stock-based compensation	0.8	0.2	1.9	2.9
Accrual basis additions to capital expenditures	16.0	2.5	—	18.5

Nine Months Ended September 30, 2025
Net sales to external customers	$1,121.7	$280.9	$—	$1,402.6
Intersegment sales	58.4	2.1	(60.5)	—
Total sales	$1,180.1	$283.0	$(60.5)	$1,402.6
Cost of sales	909.3	236.6	(57.1)	1,088.8
Gross margin	270.7	46.5	(3.4)	313.8
Selling, general and administrative expenses	78.9	12.1	36.4	127.4
Research and technology expenses	36.2	3.1	2.8	42.1
Other operating expense	2.8	26.3	5.0	34.1
Operating income (loss)	152.8	5.1	(47.7)	110.2
Depreciation and amortization	81.8	9.7	—	91.5
Stock-based compensation	4.5	1.2	7.7	13.4
Accrual basis additions to capital expenditures	45.3	4.6	—	49.9

Nine Months Ended September 30, 2024
Net sales to external customers	$1,155.7	$273.5	$—	$1,429.2
Intersegment sales	69.8	1.0	(70.8)	—
Total sales	$1,225.5	$274.5	$(70.8)	$1,429.2
Cost of sales	921.2	218.2	(61.5)	1,077.9
Gross margin	304.3	56.3	(9.3)	351.3
Selling, general and administrative expenses	72.4	15.9	40.4	128.7
Research and technology expenses	36.5	3.7	3.4	43.6
Other operating expense	1.0	0.8	—	1.8
Operating income (loss)	194.3	35.9	(53.0)	177.2
Depreciation and amortization	81.8	11.2	—	93.0
Stock-based compensation	5.0	1.3	13.0	19.3
Accrual basis additions to capital expenditures	51.3	8.3	—	59.6

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2024	$83.1	$153.9	$237.0
Amortization expense	(0.4)	(1.0)	(1.4)
Currency translation adjustments	7.6	(2.0)	5.6
Balance at September 30, 2025	$90.3	$150.9	$241.2

At September 30, 2025, the balance of goodwill and intangible assets was $191.5 million and $49.7 million, respectively.

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other	Total
Segment assets
September 30, 2025	$2,318.6	$588.4	$(148.6)	$2,758.4
December 31, 2024	2,147.6	541.4	36.6	2,725.6

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of September 30, 2025 and December 31, 2024 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2024	$(0.7)	$(4.4)	$(109.9)	$(115.0)
Other comprehensive (loss) income before reclassifications	(1.5)	18.7	85.6	102.8
Amounts reclassified from accumulated other comprehensive loss	0.7	0.3	—	1.0
Other comprehensive (loss) income	(0.8)	19.0	85.6	103.8
Balance at September 30, 2025	$(1.5)	$14.6	$(24.3)	$(11.2)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2025 and 2024 were as follows:

	Quarter Ended September 30, 2025		Quarter Ended September 30, 2024		Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax loss (gain)	Net of tax loss (gain)	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$—	$—	$(0.2)	$(0.2)	$0.9	$0.7	$(0.4)	$(0.4)

Derivative Products
Foreign currency forward exchange contracts	(4.5)	(3.3)	0.2	0.3	(6.3)	(4.7)	2.2	1.6
Commodity swaps	(1.3)	(1.0)	0.4	0.4	(1.7)	(1.3)	0.4	0.3
Interest rate swaps	(0.8)	(0.7)	4.5	3.4	8.2	6.3	(0.6)	(0.4)
Total Derivative Products	$(6.6)	$(5.0)	$5.1	$4.1	$0.2	$0.3	$2.0	$1.5

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of both September 30, 2025 and December 31, 2024, our aggregate environmental related accruals were $0.3 million. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the nine months ended September 30, 2025, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2024	$2.4
Warranty expense	0.5
Deductions and other	(0.1)
Balance as of March 31, 2025	$2.8
Warranty expense	0.3
Deductions and other	(0.3)
Balance as of June 30, 2025	$2.8
Warranty expense	0.7
Deductions and other	(0.4)
Balance as of September 30, 2025	$3.1

Note 12 — Restructuring

We recognized restructuring charges of $1.1 million and $25.3 million for the quarter and nine months ended September 30, 2025, respectively, primarily related to severance. Anticipated future cash payments as of September 30, 2025 were $7.1 million.

		Activity for the Quarter Ended September 30, 2025
	June 30,	Restructuring		Cash		September 30,
(In Millions)	2025	Charge	FX Impact	Paid	Non-Cash	2025
Employee termination	$18.7	$1.1	$(0.5)	$(13.2)	$(0.4)	$5.7
Impairment and other	6.6	—	—	—	(5.2)	1.4
Total	$25.3	$1.1	$(0.5)	$(13.2)	$(5.6)	$7.1

		Activity for the Nine Months Ended September 30, 2025
	December 31,	Restructuring		Cash		September 30,
(In Millions)	2024	Charge	FX Impact	Paid	Non-Cash	2025
Employee termination	$1.5	$18.7	$(0.5)	$(13.6)	$(0.4)	$5.7
Impairment and other	—	6.6	—	—	(5.2)	1.4
Total	$1.5	$25.3	$(0.5)	$(13.6)	$(5.6)	$7.1

Note 13 — Capital Stock

On February 19, 2024, the Board approved a $300 million share repurchase plan (the “2024 Share Repurchase Plan”). The repurchase of the Company’s common stock under the 2024 Share Repurchase Plan are anticipated to be made in open market transactions, block transactions, privately negotiated purchase transactions or other purchase techniques at the discretion of management based upon consideration of market, business, legal, accounting, and other factors.

The Company did not repurchase shares during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased a total of 1,774,174 shares at a total cost of $100.9 million under the 2024 Share Repurchase Plan, leaving approximately $134.0 million available for additional repurchases. The acquisition of these shares was accounted for under the treasury stock method.

Note 14 — Subsequent Event

On October 22, 2025, the Board approved an additional $600 million share repurchase plan (the "2025 Share Repurchase Plan"), and, as part of the 2025 Share Repurchase Plan, the Company entered into a $350 million accelerated share repurchase program on October 22, 2025 (the "ASR"). Under the ASR, we expect to take delivery of the majority of the shares on October 24, 2025 with the expected final settlement of the transactions under the ASR agreement to occur no later than the first quarter of 2026. After giving effect to the ASR, the aggregate remaining authorization under the 2024 Share Repurchase Program and the 2025 Share Repurchase

Program is approximately $384 million. Other repurchases of the Company’s common stock under the 2025 Share Repurchase Plan are currently anticipated to be made in open market transactions, block transactions, privately negotiated purchase transactions or other purchase techniques at the discretion of management based upon consideration of market, business, legal, accounting, and other factors. On October 21, 2025, the Company provided notice to the lenders pursuant to the Credit Agreement to borrow $350.0 million under the Facility to fund the initial settlement of the ASR.

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

Since 2022, the Commercial Aerospace market and our business have seen signs of recovery from the economic impacts of the COVID-19 pandemic, driven by growth in air travel and an increase in aircraft build rates. The post-recovery period continues to have many challenges across the markets Hexcel operates in, including delays in aircraft production rate ramps related to, among other impacts, global logistics, supply chain issues, economic conditions, inflationary pressures, and effects from geopolitical issues and conflicts. These challenges have had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our financial results. As a result of the U.S. government's recently imposed tariffs, sanctions, and other restrictions on goods imported into the U.S.and similar measures imposed by governments outside the U.S., we are experiencing and expect to continue to experience impacts to our business. In particular, tariffs have increased the cost of materials used to manufacture our products, and may in the future reduce our ability to sell products globally and/or increase costs of domestic goods, energy, freight and other related costs. We are taking actions to mitigate these risks such as (i) seeking exemptions and alternative sourcing, where available, (ii) engaging in industry advocacy and (iii) implementing price increases, where feasible, but there can be no assurance that these actions will be effective.

Financial Overview

Results of Operations

	Quarters Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	% Change	2025	2024	% Change
Net sales	$456.2	$456.5	(0.1)%	$1,402.6	$1,429.2	(1.9)%
Net sales change in constant currency			(0.6)%			(2.2)%
Operating income	$36.0	$52.5	(31.4)%	$110.2	$177.2	(37.8)%
As a percentage of net sales	7.9%	11.5%		7.9%	12.4%
Net income	$20.6	$39.8	(48.2)%	$63.0	$126.3	(50.1)%
Diluted net income per common share	$0.26	$0.49	(46.9)%	$0.78	$1.52	(48.7)%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2025 and 2024:

	Quarters Ended September 30,			Nine Months Ended September 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
Consolidated Net Sales	$456.2	$456.5	(0.1)%	$1,402.6	$1,429.2	(1.9)%
Commercial Aerospace	274.2	295.9	(7.3)%	847.4	915.9	(7.5)%
Defense, Space & Other	182.0	160.6	13.3%	555.2	513.3	8.2%

Composite Materials	$363.2	$367.6	(1.2)%	$1,121.7	$1,155.7	(2.9)%
Commercial Aerospace	230.6	250.3	(7.9)%	722.3	774.4	(6.7)%
Defense, Space & Other	132.6	117.3	13.0%	399.4	381.3	4.7%

Engineered Products	$93.0	$88.9	4.6%	$280.9	$273.5	2.7%
Commercial Aerospace	43.6	45.6	(4.4)%	125.1	141.5	(11.6)%
Defense, Space & Other	49.4	43.3	14.1%	155.8	132.0	18.0%

Sales by Segment

Composite Materials: Net sales of $363.2 million in the third quarter of 2025 decreased by $4.4 million or 1.2% from the prior year quarter. Commercial Aerospace sales decreased $19.7 million or 7.9% due to inventory destocking on certain Airbus and Boeing programs. Defense, Space & Other net sales in the third quarter of 2025 increased $15.3 million or 13.0% primarily driven by military aircraft structures. Net sales of $1,121.7 million for the first nine months of 2025 decreased 2.9% compared to the same period last year driven by lower sales in Commercial Aerospace.

Engineered Products: For the third quarter of 2025, net sales of $93.0 million increased $4.1 million or 4.6% as compared to the prior year quarter. Net sales of $280.9 million for the first nine months of 2025 increased 2.7% compared to the same period last year. The increase for both the third quarter and nine months ended September 30, 2025 over the respective periods in the prior year was driven by growth in defense and space programs.

Sales by Market

Beginning with the first quarter of 2025, sales are being reported for two markets, Commercial Aerospace, unchanged from past practice, and a new sales category titled Defense, Space & Other, which combines the previous Space & Defense market and the Industrial market. Prior period sales amounts have been reclassified for comparative purposes.

For the third quarter of 2025, Commercial Aerospace sales of $274.2 million decreased 7.3% compared to the third quarter of 2024. The sales decrease was a result of inventory destocking, primarily on the Airbus A350 but also the Boeing 787. Other Commercial Aerospace sales for the third quarter of 2025 increased 9.3% compared to the third quarter of 2024 on strength in regional jets. Sales of $847.4 million decreased 7.5% for the first nine months of 2025 compared to the first nine months of 2024, primarily due to lower sales to the A350, 787 and 737 Max programs. Other Commercial Aerospace increased 7.1% for the first nine months of 2025 compared to the same period in 2024 due to higher regional jet sales.

Defense, Space & Other sales of $182.0 million increased 13.3% in the third quarter of 2025 as compared to the third quarter of 2024. Growth was broad-based including fighters, rotorcraft and space. Sales of $555.2 million increased 8.2% for the first nine months of 2025 as compared to the same period in 2024. Strength in fighter and space programs globally led to the increase.

Gross Margin

	Quarters Ended September 30,			Nine Months Ended September 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
Gross margin	$99.9	$106.5	(6.2)%	$313.8	$351.3	(10.7)%
Percentage of sales	21.9%	23.3%		22.4%	24.6%

Gross margin for the third quarter of 2025 was 21.9% compared to 23.3% in the third quarter of 2024 and 22.4% and 24.6% for the first nine months of 2025 and 2024, respectively. The lower margins for both the third quarter and nine months of 2025 compared to the prior year periods was primarily due to sales mix, tariffs, and inventory reduction actions which drove unfavorable cost leverage.

Operating Expenses

	Quarters Ended September 30,			Nine Months Ended September 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
SG&A expense	$41.1	$39.8	3.3%	$127.4	$128.7	(1.0)%
Percentage of sales	9.0%	8.7%		9.1%	9.0%

R&T expense	$14.0	$13.8	1.4%	$42.1	$43.6	(3.4)%
Percentage of sales	3.1%	3.0%		3.0%	3.1%

Selling, general and administrative expenses were higher for the third quarter, but slightly lower for the first nine months of 2025 as compared to the respective periods in 2024. The increase in selling, general and administrative expenses for the third quarter of 2025 was primarily driven by higher professional fees. For the first nine months of 2025, lower employee-related costs more than offset the increase in professional fees. Research and technology expenses for the third quarter of 2025 were slightly higher than the comparable period in 2024, but lower for first nine months of 2025 as compared to the same period in 2024. The decrease in the first nine months of 2025 was primarily due to lower material and supplies and maintenance costs.

Other operating expenses for the third quarter of 2025 included a loss of $3.4 million related to the divestiture of our Neumarkt, Austria plant, $3.9 million for a non-income tax charge related to the net value of a foreign entity and restructuring charges of $1.1 million primarily related to the previously announced closure of our facility in Belgium. The nine months ended September 30, 2025 included an additional $24.2 million of restructuring charges related to the closure of the facility in Belgium and also included a loss of $1.1 million for the divestiture of the Hartford, Connecticut business.

Operating Income

	Quarters Ended September 30,			Nine Months Ended September 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
Consolidated operating income	$36.0	$52.5	(31.4)%	$110.2	$177.2	(37.8)%
Operating margin	7.9%	11.5%		7.9%	12.4%
Composite Materials	39.9	56.3	(29.1)%	152.8	194.3	(21.4)%
Operating margin	10.4%	14.4%		12.9%	15.9%
Engineered Products	13.6	10.0	36.0%	5.1	35.9	(85.8)%
Operating margin	14.4%	11.2%		1.8%	13.1%
Corporate & Other	(17.5)	(13.8)	(26.8)%	(47.7)	(53.0)	10.0%

Operating income for the third quarters of 2025 and 2024 was $36.0 million and $52.5 million, respectively. Operating income for the first nine months of 2025 was $110.2 million compared to $177.2 million for the same period last year. Overall, operating income for both the third quarter and nine months of 2025 was negatively impacted by lower sales and margins, restructuring costs related to the Welkenraedt, Belgium facility and the loss on the divestiture of the Neumarkt facility, as compared to the prior year periods.

Interest Expense, Net

	Quarters Ended September 30,			Nine Months Ended September 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
Interest expense, net	$9.2	$8.5	8.2%	$26.1	$23.1	13.0%

Interest expense for both the quarter and nine months ended September 30, 2025 was higher compared to the respective prior year periods primarily due to higher average borrowings under the Facility and higher interest rates related to the 5.875% Senior Unsecured Notes.

Provision for Income Taxes

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Income tax expense	$6.2	$4.2	$21.6	$27.8
Effective tax rate	23.2%	9.6%	25.6%	18.0%

Tax expense for the quarter ended September 30, 2025 was $6.2 million as compared to $4.2 million for the quarter ended September 30, 2024. Tax expense for the nine months ended September 30, 2025 was $21.6 million compared to $27.8 million for the comparative period in 2024. The nine months ended September 30, 2025 included discrete tax charges of $3.4 million for valuation allowance related to the closure of our facility in Belgium. The quarters and nine months ended September 30, 2024 included discrete tax benefits of $1.8 million.

Financial Condition

Liquidity: Cash on hand at September 30, 2025 was $90.5 million as compared to $125.4 million at December 31, 2024. As of September 30, 2025, total debt was $757.9 million as compared to $700.7 million at December 31, 2024.

Under the Facility, total borrowings at September 30, 2025 were $60.0 million, which approximated fair value. The Credit Agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million. As of September 30, 2025, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $690.0 million. The weighted average interest rate for the Facility was 5.57% for the nine months ended September 30, 2025.

We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of September 30, 2025, long-term liquidity requirements consisted primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until February 2027 when our 3.95% Senior Unsecured Notes are due. For further information regarding debt, including our Facility, see Note 5, Debt, to the accompanying condensed consolidated financial statements of this Form 10-Q.

The remaining authorization under the 2024 Share Repurchase Plan at September 30, 2025 was $134.0 million.

On October 22, 2025, the Board approved an additional $600 million share repurchase plan, and, as part of the 2025 Share
Repurchase Plan, the Company entered into a $350 million accelerated share repurchase program on October 22, 2025. Under the
ASR, we expect to take delivery of the majority of the shares on October 24, 2025 with the expected final settlement of the transactions under the ASR agreements to occur no later than the first quarter of 2026. After giving effect to the ASR, the aggregate remaining authorization under the 2024 Share Repurchase Program and the 2025 Share Repurchase Program is approximately $384 million.

On October 22, 2025, our Board of Directors declared a quarterly dividend of $0.17 per share payable to stockholders of record as of November 3, 2025, with a payment date of November 10, 2025.

Operating Activities: Net cash provided by operating activities for the first nine months of 2025 was $105.0 million compared to $127.3 million for the same period last year. Working capital was a cash use of $63.8 million for the first nine months of 2025 as compared to a use of $93.1 million in the same period in 2024 with the variance primarily attributable to a decrease in inventories.

Investing Activities: Net cash used for investing activities was $57.8 million and $68.4 million in the first nine months of 2025 and 2024, respectively. Capital expenditures for the first nine months of 2025 were $55.1 million as compared to $68.4 million for the same period last year. Payments related to the divestiture of the Neumarkt and Hartford facilities were $2.7 million in the first nine months of 2025.

Financing Activities: Net cash used for financing activities was $85.5 million for first nine months of 2025 compared to a net cash use of $187.8 million in the same period in 2024. Borrowings under the credit facility during the first nine months of 2025 and 2024 were $160.0 million. Repayments were $100.0 million during the first nine months of 2025 compared to $55 million in the prior year period. Quarterly dividend payments to shareholders were $41.0 million during the first nine months of 2025 compared to $37.2 million in the prior year period. During the nine months ended September 30, 2025, repurchases of common stock totaled $100.9 million compared to $252.2 million in the same period in 2024.

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

	Operating Income
	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
GAAP operating income	$36.0	$52.5	$110.2	$177.2
Other operating expense (a)	8.8	0.4	34.1	1.8
Adjusted operating income (non-GAAP)	$44.8	$52.9	$144.3	$179.0

	Quarter Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
GAAP net income	$20.6	$0.26	$39.8	$0.49	$63.0	$0.78	$126.3	$1.52
Other operating expense (income), net of tax (a)	8.7	0.11	0.3	—	33.8	0.42	1.4	0.01
Other income, net of tax (b)	—	—	—	—	(0.4)	—	—	—
Tax expense (benefit) (c)	0.5	-	(1.8)	(0.02)	3.9	0.04	(1.8)	(0.02)
Adjusted net income (non-GAAP)	$29.8	$0.37	$38.3	$0.47	$100.3	$1.24	$125.9	$1.51

(a)
The quarter and nine months ended September 30, 2025 included charges related to the divestiture of our Neumarkt Austria plant, a non-income tax charge related to the net value of a foreign entity and restructuring charges related to the closure of the Welkenraedt facility in Belgium. The nine months ended September 30, 2025 also included a loss of $1.1 million for the divestiture of the Hartford, Connecticut business. The quarter and nine months ended September 30, 2024 included restructuring costs.
(b)
The nine months ended September 30, 2025 included a gain of $0.9 million related to a lump-sum pension settlement as well as debt extinguishment costs.
(c)
The quarter and nine months ended September 30, 2025 included a discrete tax charge related to adjustments to our provision based on the finalization of prior year tax returns and the nine months ended September 30, 2025 also included a tax charge of $3.4 million for a valuation allowance related to the closure of the Belgium facility. The quarter and nine months ended September 30, 2024 included a discrete tax benefit of $1.8 million.

	Nine Months Ended September 30,
(In millions)	2025	2024
Net cash provided by operating activities	$105.0	$127.3
Less: Capital expenditures	(55.1)	(68.4)
Free cash flow (non-GAAP)	$49.9	$58.9

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others and the revenues we may generate from an aircraft model or program; (b) expectations with regard to the impact of regulatory activity related to the Boeing 737 MAX on our revenues; (c) expectations with regard to raw material cost and availability, including any impact associated with quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of materials; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations regarding revenues from defense and space applications, including whether certain programs might be curtailed or discontinued, and government funding opportunities; (f) expectations regarding sales for industrial applications; (g) expectations regarding cash generation, working capital trends, and inventory levels; (h) expectations as to the level of research and technology investment, capital expenditures, capacity, including the timing of completion of capacity expansions, and qualification of new products; (i) expectations regarding our ability to improve or maintain margins; (j) expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy; (k) projections regarding our tax rate; (l) expectations with regard to the continued impact of macroeconomic factors or geopolitical issues or conflicts; (m) expectations regarding our strategic initiatives, including our sustainability goals; (n) expectations with regard to the effectiveness of cybersecurity measures; (o) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations; and (p) expectations relating to our accelerated repurchase program and other share repurchases; and (q) our expectations of financial results for 2025 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the extent of the impact of macroeconomic factors or geopolitical issues or conflicts, including retaliatory actions taken in response to U.S. trade policy; reductions in sales to any significant customers, particularly Airbus or Boeing, including related to regulatory activity or public scrutiny impacting the Boeing 737 MAX; our ability to effectively adjust production and inventory levels to align with customer demand; our ability to effectively motivate, retain and hire the necessary workforce; the availability and cost of raw materials, including the impact of supply disruptions, inflation, and tariffs; our ability to successfully implement or realize our strategic initiatives, including our sustainability goals and any restructuring or alignment activities in which we may engage; changes in sales mix; changes in current pricing due to cost levels; changes in aerospace build or delivery rates; any impact from a prolonged shutdown of the U.S. federal government; changes in government defense procurement or investment budgets; timely new product development or introduction; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; the market prices of our common stock during the term and after the completion of the accelerated share repurchase period; the ability of the share repurchase counterparties to buy or borrow shares of our common stock; uncertainty regarding our ability to complete share repurchases within the proposed timing or at all; uncertainty regarding the amount and timing of future share repurchases and the source of funds used for such repurchases; cybersecurity-related risks, including the potential impact of breaches or intrusions; currency exchange rate fluctuations; uncertainty related to governmental actions and changes in political, social and economic conditions, including the effect of change in global trade policies, tariff rates, economic sanctions and embargoes; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; the effects of natural disasters or other severe weather events, which may be worsened by the impact of climate change, and other severe catastrophic events, including any public health crisis; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports we file with the SEC. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption “Risk Factors,” which is located in Item 1A of Part I of this report. We caution you not to place undue reliance upon these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update our forward-looking statements or risk factors to reflect future events or circumstances, except as otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2025, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 11 on pages 16 through 18 of this Form 10-Q and is incorporated herein by reference.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hexcel Corporation

October 22, 2025	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer