Form 10-K
period 2025-12-31
HEXCEL CORP /DE/
filed 2026-02-11
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $4,492,763,527 based on the reported last sale price of common stock on June 30, 2025, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 30, 2026
COMMON STOCK	75,870,417

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

Auditor Firm Id: Auditor Name: Auditor Location:

00042 Ernst & Young LLP Stamford, Connecticut

HEXCEL CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2025

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

The following summaries describe the ongoing activities related to the Composite Materials and Engineered Products segments as of December 31, 2025.

Composite Materials

The Composite Materials segment manufactures and markets carbon fibers, fabrics, and specialty reinforcements, prepregs and other fiber-reinforced matrix materials, structural adhesives, honeycomb, molding compounds, tooling materials, polyurethane systems and laminates that are incorporated into many applications, including commercial and military aircraft, transportation (primarily automotive), recreational products, and other industrial applications.

The following table identifies the principal products and examples of the primary end-uses from the Composite Materials segment:

SEGMENT	PRODUCTS	PRIMARY END-USES
COMPOSITE MATERIALS	Carbon Fibers	• Raw materials for prepregs, fabrics and specialty reinforcements • Filament winding for various aerospace, defense and industrial applications

	Fabrics, Multi-axials and Specialty Reinforcements	• Raw materials for prepregs • Composites and components used in aerospace, defense, automotive and other industrial applications

	Prepregs, Other Fiber-Reinforced Matrix Materials and Resins	• Epoxy resin systems • Composite structures • Commercial and military aircraft • Aero-engines • Rotorcraft • Unmanned aerial vehicles • Satellites and launchers • Automotive • Bicycles and hockey sticks

	Structural Adhesives	• Bonding of metals, honeycomb and composite materials

	Honeycomb	• Composite structures and interiors • Impact and shock absorption systems • Rotorcraft blades • Acousti-Cap®

	Pultruded Profiles	• Tubes, rods, robotics and medical applications

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

Fabrics, Multi-axials and Specialty Reinforcements: HexForce® fabrics, multi-axials and specialty reinforcements are made from a variety of fibers, including carbon, glass, aramid and other high strength polymers, quartz, ceramic and other specialty fibers. These reinforcements are used in the production of prepregs and other matrix materials for aerospace and select industrial markets including automotive components, oil exploration and production equipment, and select sporting goods equipment.

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

Other Fiber-Reinforced Matrix Materials: Fiber reinforced matrix developments include HexTool®, a specialized form of quasi-isotropic carbon fiber prepreg for use in the cost-effective construction of high temperature resistant composite tooling. HexFIT® film infusion material is a product that combines resin films and dry fiber reinforcements to save lay-up time in production and enables the manufacture of large contoured composite structures.

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

The following tables identify the key customers and the major manufacturing facilities of the Composite Materials segment:

COMPOSITE MATERIALS
KEY CUSTOMERS
Aernnova	Daher	Lockheed Martin
Airbus	Dassault	Nordam
Albany International	Embraer	Northrop Grumman
Blue Origin	FACC	RTX
The Boeing Company	General Dynamics	Safran
Bombardier	General Electric	Syensqo
CFAN	GKN	Toray
CTRM Aero Composites	Leonardo

MANUFACTURING FACILITIES
Casa Grande, Arizona	Parla, Spain
Dagneux, France	Roussillon, France
Decatur, Alabama	Salt Lake City, Utah
Duxford, England	Seguin, Texas
Illescas, Spain	Stade, Germany
Leicester, England	Vert-le-Petit, France
Les Avenières, France

During the third quarter of 2025, the Company completed the divestiture of its operations in Austria. The Company had previously announced in late 2024 that it was exploring strategic options for its operations in Austria and undergoing a process to find a suitable successor. The plant in Neumarkt, Austria only served industrial markets with industrial-grade fibers procured from third parties.

Net sales for the Composite Materials segment to third-party customers were $1,516.2 million in 2025, $1,531.0 million in 2024, and $1,474.2 million in 2023, which represented about 80% of our net sales each year. Net sales for composite materials are highly dependent upon the number of commercial aircraft produced as further discussed under the captions “Significant Customers”, “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Net sales for the Engineered Products segment to third-party customers were $377.7 million in 2025, $372.0 million in 2024, and $314.8 million in 2023, which represented approximately 20% of our net sales each year.

In early 2025, the Company divested its Hartford, Connecticut additive printing business and in June 2025, the Company closed its Welkenraedt, Belgium engineered products facility. The divestiture and closure were part of a strategy to streamline operations and focus on the company’s core competencies in carbon fiber composites.

The following table identifies the key customers and the major manufacturing facilities of the Engineered Products segment:

ENGINEERED PRODUCTS
KEY CUSTOMERS	MANUFACTURING FACILITIES
The Boeing Company	Amesbury, Massachusetts
CTRM Aero Composites	Burlington, Washington
General Dynamics	Casablanca, Morocco
General Electric	Kent, Washington
GKN	Pottsville, Pennsylvania
Lockheed Martin
RTX
Textron

Significant Customers

Approximately 39%, 40% and 39% of our 2025, 2024 and 2023 net sales, respectively, were to Airbus and its subcontractors. Of the 39% of overall sales to Airbus and its subcontractors in 2025, 35% related to Commercial Aerospace market applications and 4% related to Defense & Space market applications. Approximately 13%, 15% and 15% of our 2025, 2024 and 2023 net sales, respectively, were to Boeing and its subcontractors. Of the 13% of overall sales to Boeing and its subcontractors in 2025, 11% related to Commercial Aerospace market applications and 2% related to Defense & Space market applications.

Markets

Our products are sold for a broad range of end-uses where durability, strength and weight are important factors to our customers. Beginning with the first quarter of 2025, sales are now being reported for two markets, Commercial Aerospace, unchanged from past practice, and a new sales category titled Defense, Space & Other, which combines the previous Space & Defense market and the Industrial market. Prior period sales amounts have been reclassified for comparative purposes.

Commercial Aerospace

The Commercial Aerospace industry is our largest user of advanced composites. Commercial Aerospace represented 61% of our 2025 net sales. Approximately 77% of these revenues can be identified as sales to Airbus, Boeing, and their subcontractors for the production of commercial aircraft. Approximately 23% of these revenues were for business jets and regional and other commercial aircraft. The economic benefits to airlines from weight savings in both fuel economy and aircraft range, combined with the aerodynamic design enhancement that comes from the advantages of advanced composites over traditional materials, have resulted in the aerospace industry becoming the leader in the adoption and use of these materials. While military aircraft and spacecraft have led the development and adoption of these materials, Commercial Aerospace has greater production volumes and has commercialized the use of these products. Accordingly, the demand for advanced composites structural material products is closely correlated to the demand for new commercial aircraft.

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

Each new generation of commercial aircraft has used increasing quantities of advanced composites, replacing metals and other materials. This follows the trend previously witnessed in military applications where composites now comprise the majority of the airframe of latest generation aircraft to enhance performance, range and payload, including the F-35 Lightning and the CH-53K heavy lift transport helicopter. Early versions of commercial jet aircraft, such as the Boeing 707, which was developed in the early 1950s, contained almost no composite materials. One of the first commercial aircraft to use a meaningful amount of composite materials, the Boeing 767, entered into service in 1983, and contains approximately 6% composite materials, primarily comprised of interior secondary composite structures. Boeing’s legacy 777 aircraft, which entered service in 1995, is approximately 11% composite including composite flaps/ailerons and landing gear doors. The Airbus A380, which was first delivered in 2007, has approximately 23% composite content by weight as the tail structure was built of composites. The Boeing 777X was redesigned with composite wings and a new composite-rich engine and is more than 30% composites. Boeing’s 787, which entered into service in 2011, has a content of more than 50% composite materials by weight including composite wings and fuselage. The Airbus A350 XWB (“A350”) which has a composite content of 53% by weight was first delivered in December 2014.

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

Airbus and Boeing combined backlog at December 31, 2025 was 15,474 aircraft, or a 3.8% increase compared to December 31, 2024. The backlogs are at near record levels reflecting strong demand as well as continued production challenges and constraints within the commercial aerospace supply chain that has been limiting the production of new aircraft. The balance of our Other Commercial Aerospace sales is related to business jets and regional aircraft manufacture, and other commercial aircraft applications. These applications also exhibit increasing utilization of composite materials with each new generation of aircraft.

Defense, Space & Other

The Defense, Space & Other market represented 39% of our 2025 net sales. The Defense, Space & Other market has historically been an innovator in the use of, and source of significant demand for, advanced composites. The aggregate demand by Defense, Space & Other customers is primarily a function of procurement of military aircraft, rotorcraft and space craft that utilize advanced composites, including the United States, a number of Western European countries, as well as a select number of other countries globally. We are qualified to supply materials to a broad range of military aircraft, commercial helicopter and space programs, including the Lockheed Martin F-35 (Lightning), Sikorsky CH-53K (King Stallion), Bell-Boeing V-22 (Osprey) tilt rotor aircraft, Sikorsky UH-60 Black Hawk, Dassault Rafale, Airbus A400M and Embraer KC-390 military transport aircraft. The F-35, which is our largest program, represents less than 25% of revenues in this market. No other program accounts for more than 10% of our revenues in this market. The sales from these programs are dependent upon government funding. Space applications for advanced composites include solid rocket booster cases, fairings and payload doors for both government funded and commercial launch vehicles, and satellite buss and solar arrays for military and commercial satellites.

Another growth generating trend for Hexcel is the further penetration of composites in rotorcraft blades, including both new and replacement blades. The Sikorsky Black Hawk wide chord blade program was the largest blade program in 2025 and 2024. Hexcel composites are being used in prototypes of new military and civilian helicopters globally. CH-53K is a growth program, including the composite helicopter blades and new helicopter programs in development which use Hexcel composites in prototypes. The blades include Composite Materials products such as carbon fiber, prepregs, and honeycomb core to improve blade performance. In addition, our Engineered Products segment provides specialty value added services such as machining, sub-assembly, and even full blade manufacturing for rotorcraft.

The revenue from industrial-type markets includes automotive, a variety of recreational products, and other industrial applications. In developing new applications, we seek those opportunities where advanced composites technology offers significant benefits to the end user, often applications that demand highly engineered performance. This includes primarily carbon fiber and resin formulations that we produce, although we will procure some glass fiber from third parties that we then combine with our resin formulations and weaving expertise. Automotive is the largest submarket with sales to high-end performance vehicles. Sales to major end user sub-markets, in order of size based on our 2025 sales: general industrial applications (including those sold through distributors), transportation (e.g., automobiles) and consumer electronics, and recreational equipment (e.g., bicycles and hockey sticks). Historically, wind energy comprised the largest submarket within industrial as we would purchase third-party glass fiber and add value with our weaving expertise and resin formulations. The financial returns on new wind energy business became unattractive to the Company as the global wind industry works through a period of turmoil in terms of inflationary cost impacts, logistics challenges, permitting delays, and stiff competition amongst multiple wind turbine manufacturers globally. As previously discussed, in 2025, we divested our Neumarkt, Austria industrial composites business and closed our Welkenraedt, Belgium facility. The divestiture and closure were part of a strategy to streamline operations and focus on our core competencies in carbon fiber and resulted in an exit from prepreg for wind-energy and marine. We will continue to serve select industrial markets that demand the performance of our aerospace-grade composites from our existing aerospace-focused plants, with aerospace-oriented manufacturing assets.

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

We manufacture high performance carbon fiber from polyacrylonitrile precursor (“PAN”). The primary raw material for PAN is acrylonitrile. All of the PAN we produce is for internal carbon fiber production. We utilized between 60% and 65% by value of the carbon fiber we produced in both 2025 and 2024 with the remainder of our output sold to third-party customers. However, as one of the world’s largest consumers of high-performance carbon fiber, we also purchase significant quantities of carbon fiber from external sources for our own use. The sources of carbon fiber we can use in any product or application are generally dictated by customer qualifications or certifications. Otherwise, we select a carbon fiber based on performance, price, and availability. With the increasing demand for carbon fiber, particularly in aerospace applications, in recent years we increased our PAN and carbon fiber capacity to serve the growing needs of our customers and our own downstream products.

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

We purchase glass yarn for our aerospace and industrial markets from a number of suppliers in the United States, Europe and Asia as we only produce aerospace-grade carbon fiber. We also purchase aramid and high strength fibers which are produced by only a few companies, and during periods of high demand, can be in short supply. In addition, epoxy and other specialty resins, aramid paper and aluminum specialty foils are used in the manufacture of composite products. A number of these products have only one or two sources qualified for use, so an interruption in their supply could disrupt our ability to meet our customer requirements. When entering into multi-year contracts with aerospace customers, we attempt to get back-to-back commitments from key raw material suppliers. While we are not dependent on any one supplier for the majority of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We continue to work closely with our key suppliers to ensure that we are able to meet our customer commitments. While we did not experience materially significant issues in the purchase of key raw materials, we have experienced cost increases in both materials and transportation, some of which we have been unable to recover or offset, as well as transportation and performance delays. We continue to monitor the availability (including transportation) and price (including impacts of tariffs and inflation) of raw materials on a regular basis, as well as any potential impact on our operations.

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

Research and Technology: Patents and Know-How

We maintain seven Research and Technology (“R&T”) Centers of Excellence to support our businesses worldwide, including in the U.S., France and the United Kingdom. Through R&T activities, we maintain expertise in precursor and carbon fiber, chemical and polymer formulation and curatives, fabric forming and textile architectures, advanced composite structures, process engineering, application development, analysis and testing of composite materials, computational design, and other scientific disciplines related to our worldwide business base. During the latter part of 2025, we determined that our R&T function will be renamed to Research and Development ("R&D") which will be reflected in our reporting beginning in 2026.

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

Environmental Matters

We view climate change as an important social issue that presents some level of risk to our business while also creating opportunities for greater adoption of lightweight advanced composites. Our strategic and operational decision making is influenced by our commitment to reduce the environmental impact of our operations, including our carbon footprint, air and water emissions and waste reduction. We continue to pursue initiatives to improve our emissions profile through operational efficiency improvements that reduce our reliance on fossil fuels and increase our use of renewable power. We procure renewable power through our energy suppliers and at several sites, through power purchase agreements (PPA). We also work with our energy suppliers to provide on-site renewable power including the installation of on-site solar panels at our manufacturing sites in Casa Grande, Arizona and Casablanca, Morocco. The generation of solar power reduces our demand for fossil-fuel powered electricity, which supports our carbon and greenhouse gas emission reduction goals. We have applied this same approach to our product life cycle, implementing circular economic principles to reduce waste – both in our manufacturing and product packaging. At this time, we are not subject to carbon emission trading programs at any of our facilities, though we are actively monitoring country and region-specific regulations and trends to ensure future potential pricing and capital expenditures are incorporated into our product portfolio planning.

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

We are subject to various International and U.S. federal, state, and local environmental and health and safety laws and regulations. We are also potentially subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and similar state local and international laws and regulations that impose responsibility for the control, remediation and abatement of air, water and soil pollutants and the manufacturing, storage, handling and disposal of hazardous substances and waste. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and associated financial liability. To date, environmental control regulations have not had a significant adverse effect on our overall operations and all Hexcel operating sites have been assessed for ISO 14001 readiness and 100% of our sites as of December 31, 2025, are ISO14001:2015 certified under a Corporate umbrella certification.

A discussion of environmental matters is contained in Note 16 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K. For further discussion of risks related to environmental and climate matters and other government regulations, see Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Other Regulatory Matters

As a materials supplier for U.S. prime contractors, and, in some cases, directly to the U.S. government, we are subject to certain U.S. government Federal Acquisition Regulations, the Defense Federal Acquisition Regulations Supplement, and associated procurement regulations. Specifically, we must comply with certain laws and regulations relating to the formation, administration, and performance of U.S. government contracts, including the U.S. government security requirements, such as the National Industrial Security Program Operating Manual and any other applicable U.S. government industrial security regulations, as well as additional government export control laws and regulations. We must follow similar requirements when doing business with foreign governments. In complying with these laws and regulations, we may be required to make additional capital expenditures and incur other costs. Furthermore, failure to comply may result in the imposition of fines and penalties, including contractual damages, civil penalties, criminal penalties, administrative sanctions, suspension or debarment from contracting with the U.S. or foreign government or termination of any applicable facility security clearance, which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts. The U.S. Government also has the ability to unilaterally terminate existing contracts with us and our U.S. prime customers, reduce the value of such contracts, audit contract-related costs and fees, including allocated indirect costs, and control and potentially prohibit the export of our products, among other things. If a contract supporting the U.S. government was terminated for convenience, we could only seek to recover the costs we have incurred or committed, settlement expenses, and profit on the work completed prior to termination.

As a company with significant international operations, we are also subject to numerous laws and regulations, including export controls and sanctions laws, customs regulations, tariffs, international treaties and local trade rules around the world. These laws, rules and regulations may impose significant costs of compliance on the Company and may impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals. Any failure to comply with trade regulations could limit our ability to conduct business internationally.

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

The health and safety of our employees is a continual focus and a top priority. Our initiatives and actions to reduce injuries and illnesses have led to significant improvements to our safety performance over time. We have attained these improvements by fostering a global safety culture supported with regular training and education that includes robust systems and philosophies centered on personal responsibility and accountability. There is a high-level of leadership engagement, ensuring risks are assessed, robust procedures and guidance are available with worker training, mitigation is managed through the hierarchy of management controls, and appropriate safety equipment is installed and operational at all of our manufacturing sites worldwide. We also have leading indicators in place to prevent safety events, and rigorous reviews of root causation and systemic corrective actions when safety incidents do occur. Hexcel achieved corporate umbrella certification for both ISO14001:2015 and ISO 45001:2018 in 2019. Achieving both certifications to these globally recognized management system standards underscores Hexcel’s commitment to excellence in environmental, health, and safety performance. This milestone reflects the dedication of our senior leadership to driving continuous improvement by reducing workplace injuries and illnesses, minimizing the environmental impact of our operations, ensuring adherence to rigorous compliance obligations, and reinforcing our position as a sustainable and trusted supplier.

An engaged, innovative, skilled, and collaborative workforce is critical to our continued leadership in the advanced composites industry. We operate globally under policies and programs that provide competitive wages, benefits, and terms of employment. We are committed to efforts to foster an inclusive work environment that supports our global workforce through recruiting efforts, equitable compensation policies, and educational workshops to promote a positive and collaborative culture. Our recruitment efforts include targeted university recruitment and attendance at conferences, which have historically been a major source of candidates for our summer internship program and Early Career Program for new hires.

Employee levels are managed to align with business demand and, while we have experienced and continue to expect tight labor markets, management believes it currently has sufficient human capital to operate our business successfully. As of December 31, 2025, we employed 5,563 full-time employees and contract workers: 3,050 in the United States and 2,513 in other countries. We employ a minimal number of contract workers. Approximately 26% of employees in the United States and the majority of those in Europe are represented by unions or works’ councils. We believe that our relations with employees, unions and works’ councils are good. The total number of full-time employees and contract workers as of December 31, 2024 and 2023 was 5,894 and 5,590, respectively.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,”

“intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target,” “would,” “will” and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain and are subject to changing assumptions. No assurance can be given that any commitment, plan, initiative, projection, goal, expectation, or prospect set forth in this Annual Report on Form 10-K can or will be achieved. Inclusion of information in this Annual Report on Form 10-K is not an indication that the subject or information is material to our business or operating results.

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others and the revenues we may generate from an aircraft model or program; (b) expectations with regard to the impact of regulatory activity related to the Boeing 737 MAX on our revenues; (c) expectations with regard to raw material cost and availability, including any impact associated with quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of materials; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations regarding revenues from defense and space applications, including whether certain programs might be curtailed or discontinued, and government funding opportunities; (f) expectations regarding sales for industrial applications; (g) expectations regarding cash generation, working capital trends, and inventory levels; (h) expectations as to the level of research and technology investment, capital expenditures, capacity, including the timing of completion of capacity expansions, and qualification of new products; (i) expectations regarding our ability to improve or maintain margins; (j) expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy; (k) projections regarding our tax rate; (l) expectations with regard to the continued impact of macroeconomic factors or geopolitical issues or conflicts; (m) expectations regarding our strategic initiatives, including our sustainability goals; (n) expectations with regard to the effectiveness of cybersecurity measures; (o) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations; (p) expectations relating to our accelerated share repurchase program and other share repurchases; and (q) our expectations of financial results for 2026 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the extent of the impact of macroeconomic factors or geopolitical issues or conflicts, including U.S. trade policy and retaliatory actions taken in response; reductions in sales to any significant customers, particularly Airbus or Boeing, including related to regulatory activity or public scrutiny impacting the Boeing 737 MAX; our ability to effectively adjust production and inventory levels to align with customer demand; our ability to effectively motivate, retain and hire the necessary workforce; the availability and cost of raw materials, including the impact of supply disruptions, inflation, and tariffs; our ability to successfully implement or realize our strategic initiatives, including our sustainability goals and any restructuring or alignment activities in which we may engage; changes in sales mix; changes in current pricing due to cost levels; changes in aerospace build or delivery rates; any impact from a shutdown of the U.S. federal government; changes in government defense procurement or investment budgets; timely new product development or introduction; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; the market prices of our common stock during the term and after the completion of the accelerated share repurchase period; uncertainty regarding our ability to complete share repurchases within the proposed timing or at all; uncertainty regarding the amount and timing of future share repurchases or dividends and the source of funds used for such repurchases or dividends; cybersecurity-related risks, including the potential impact of breaches or intrusions; currency exchange rate fluctuations; uncertainty related to governmental actions and changes in political, social and economic conditions, including the effect of change in global trade policies, tariff rates, economic sanctions and embargoes; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; the effects of natural disasters or other severe weather events, which may be worsened by the impact of climate change, and other severe catastrophic events, including any public health crisis; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

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

Since 2022, air traffic has continued to grow and led to record demand for aircraft. However, supply chain challenges in the Commercial Aerospace industry, as well as labor disruptions and regulatory issues experienced by certain participants in the industry, continue to delay planned production and negatively impact aircraft build rates in 2025. Ongoing or additional deferrals, cancellations, or reductions in demand that result in decreased aircraft build rates would, if significant, have a negative impact on sales for our Commercial Aerospace products and as a result reduce our operating income. Approximately 61% of our sales for 2025 were derived from sales to the Commercial Aerospace industry. Ongoing pressures on build rates, or reductions in demand, for commercial aircraft or a delay in deliveries could result from many factors, including delays in the startup or ramp-up of new programs, suspension or discontinuation of current commercial aircraft programs, changes in the propensity for the general public to travel by air (including as a result of terrorist events and any subsequent military response, a public health crisis or a global conflict), a significant change in the cost of aviation fuel, a change in technology resulting in the use of alternative materials, environmental concerns (including climate change), consolidation and liquidation of airlines, availability of funding for new aircraft purchases or leases, inventory corrections or disruptions throughout the supply chain, quality issues or product defects, labor disruptions and work stoppages and slower macroeconomic growth.

At different times, both Airbus and Boeing have experienced various delays in the start and ramp up of several aircraft programs. For instance, both Boeing and Airbus have, in recent years, experienced difficulties meeting production goals due to supply chain delays and disruptions, including quality issues, and, during recent years, Boeing experienced delays in production due to strikes by factory workers, impacting both 737 MAX and other commercial aircraft production and military aircraft and defense systems. In the past, such matters have delayed our expected growth, or our effective utilization of capacity installed for such growth. Future delays, or production cuts arising from the impact of macroeconomic events, geopolitical conditions, global conflict or supply chain and labor disruptions, in these or other major new customer programs could similarly impact our results.

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

We have concentrated customers in the Commercial Aerospace and the Defense, Space & Other markets. In the Commercial Aerospace market, approximately 77%, and in the Defense, Space & Other market, approximately 16%, of our 2025 sales were made to Airbus and Boeing and their related subcontractors. For the years ended December 31, 2025 and December 31, 2024, approximately 39% and 40% of our total consolidated sales, respectively, were to Airbus, and its related subcontractors and approximately 13% and 15% of our total consolidated sales, respectively, were to Boeing and its related subcontractors. Significant changes in the demand for our customers’ end products, program delays, the share of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. The loss of, or significant reduction in, purchases by Airbus or Boeing or any of our other significant customers could materially impair our business, operating results, prospects and financial condition. The level of purchases and product mix demanded by our customers is often affected by events beyond their control, including general economic conditions, demand for their products, conditions in the airline industry, regulatory scrutiny and/or suspension or discontinuation of aircraft, disruptions in deliveries, business disruptions, strikes and other factors, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Reductions in defense and space spending could result in a decline in our sales.

Defense and space production that has occurred in recent years may not be sustained, individual programs important to Hexcel may be cancelled, production may not continue to grow or may decrease and the increased demand for composite-intensive programs may not continue. In addition, the production of military aircraft, unmanned aerial vehicles and missiles depends upon defense budgets and the related demand for defense and related equipment. Approximately 39% of our 2025 sales were to the Defense, Space & Other market, of which approximately 88% were related to military programs in the United States and other countries. In addition to normal business risks, our indirect supply of products to the U.S. and foreign government is subject to unique risks largely beyond our control. The level of U.S. and foreign defense spending is hard to predict, and defense budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the political environment or otherwise, military aid to countries experiencing global conflict, the government’s budget deficits or the breach of debt ceilings, other spending priorities, increased defense regulatory requirements resulting in additional expenses, the cost of sustaining the U.S. military presence internationally, potential political pressure to reduce military spending and future potential government shutdowns, each of which could cause U.S. and foreign defense budgets to remain unchanged or to decline.

If we fail to comply with government procurement laws and regulations, including those related to information security, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, including government security requirements and additional government export control laws and regulations, as well as certain cybersecurity certifications and other cybersecurity requirements. We must follow similar requirements when doing business with foreign governments. These regulations and other requirements regularly evolve, and new laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity, privacy, information classification and protection, cost accounting, recovery of employee compensation costs, counterfeit parts, pensions, anti-human trafficking, specialty metals, conflict minerals and use of certain non-U.S. equipment and materials) could significantly increase our costs and risks and reduce our profitability. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions or suspension or debarment from contracting with the U.S. government and the foreign governments with whom we do business. In addition, failure to follow the requirements of the National Industrial Security Program Operating Manual or any other applicable U.S. government industrial security regulations could, among other things, result in termination of any facility security clearance, which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts.

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

In recent years, as part of our strategy to streamline operations and focus on our core competencies, we have engaged in strategic activities, including business restructuring and divestitures or closures of certain facilities and investments. We expect to continue to explore complementary mergers, acquisitions, investments and joint ventures and may also pursue additional divestures or closures of business lines or investments that do not fit with our core strategy. We may also engage in further vertical integration and business restructuring.

With respect to potential mergers or acquisitions, we may face competition for attractive targets and may not be able to acquire potential targets on terms or at prices acceptable to us, if at all. In addition, these types of transactions may require significant liquidity, which may not be available on terms favorable to us, or at all.

Further, we cannot provide any assurance that we will realize the intended benefits from any such transactions. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Even if successfully integrated, the acquired business may not achieve the results we expect or produce expected benefits in the time frame planned.

Divestitures involve risks and uncertainties, such as the ability to successfully complete any strategic divestures in a timely manner, or at all, and to realize the expected benefits of such transactions. Divestitures of businesses also involve a number of other risks, including significant costs and expenses, loss of customer relationships, and decrease in revenues and earnings associated with the divested business.

Risks Related to Our Operations

The global macroeconomic environment could negatively impact our business and our financial position, results of operations and/or cash flows could be materially adversely affected.

Our business, financial position, results of operations and cash flows have been and may continue to be adversely impacted by the global macroeconomic environment, which has experienced, and continues to experience, extraordinary challenges, including high rates of inflation and interest rates; volatile energy costs; widespread disruptions in supply chains, including constrained raw material availability; workforce challenges, including labor shortages; political and social unrest; and market volatility. In addition, our business has been negatively impacted as a result of the tariffs, sanctions, and other restrictions on goods imposed by the U.S. government and similar measures imposed by governments outside the United States, and we expect to continue to experience impacts to our business in the future. In particular, tariffs have increased the cost of materials used to manufacture our products and may in the future reduce our ability to sell products globally and/or increase costs of domestic goods, energy, freight and other related costs. These challenges have, among other things, led to increased costs, labor and supply shortages, and transportation and performance delays and disruptions and have adversely affected us, our industry, our customers and suppliers and others with whom we do business. We (including our suppliers and other partners) have and may continue to experience inflationary pressures, supply chain disruption, including as a result of tariffs, trade restrictions and other barriers, and labor, material and transportation cost increases at a rate higher than anticipated. Given the nature of our business and our contracts (many of which are fixed price and of long duration), we have been and may, in the future, continue to be unable to recover some of these increased costs or to offset such costs with greater than expected efficiencies. While some aspects of the macroeconomic environment appear to be improving, and we have been able to mitigate some of the challenges, including seeking exemptions and alternative sourcing, where available, engaging in industry advocacy and implementing price increases, where feasible, other challenges persist. We cannot predict how long these challenges will persist or how they will change over time, or how the macroeconomic environment will evolve and continue to impact us. While we continue to work proactively to mitigate these challenges, if we are unable to do so successfully, our financial position, results of operations and/or cash flows could be materially adversely affected.

Our results of operations would be adversely affected by a shortage of trained personnel or work stoppages and may be adversely affected by increasing labor costs.

Our business has historically been dependent on a highly trained workforce because of the complex nature of our products. As of December 31, 2025, approximately 26% of employees in the United States were unionized and the majority in Europe were represented by a works council. We periodically need to renegotiate our collective bargaining and works council agreements, and any failure to negotiate new agreements or extensions in a timely manner could result in work stoppages or slowdowns. Recent labor activity in the aerospace industry, including union strikes and extended labor negotiations, may have an adverse impact on such efforts and may result in work stoppages or slowdowns, or increased labor costs. Our ability to hire, train, assimilate and retain a qualified workforce has also been impacted by the ongoing labor market disruptions. If we are unable to hire and retain a sufficient number of trained personnel, or we experience a significant or prolonged work stoppage in such an environment, including due to salary negotiation challenges with employees covered by collective bargaining or works council agreements, our ability to secure new business and our results of operations and financial condition could be adversely affected. In recent years, in addition to labor shortages, we also experienced increases in labor costs in the countries in which we operate due to rising inflation rates and localized labor market disruptions. Further increases in labor costs could significantly reduce our profit margins if we are unable to flow such costs through to our customers.

Our ability to attract, retain and motivate key employees is vital to our success.

Our success, competitiveness and ability to execute on our global strategies and maintain a culture of innovation depend in large part on our ability to attract, retain and motivate qualified employees and leaders with expertise and capabilities. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, such as the impact of inflation, management changes, increasing local and global competition for talent, particularly due to the increase in remote working opportunities, the availability of qualified employees, restructuring and alignment activities (including workforce reductions), and the attractiveness of our compensation and benefit programs. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact our business and results of operations. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new candidates to perform necessary functions, and ineffective succession planning could result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls. If we are unable to attract and retain a qualified workforce, we may be unable to maintain our competitive position and our future success could be materially adversely affected.

We have engaged in restructuring and alignment activities from time to time and there can be no assurance that our efforts will have the intended effects.

From time to time, we have responded to changes in our industry and the markets we serve, or other changes in our business, by restructuring or aligning our operations, including the divestiture of our operations in Austria in 2025 and the divestiture of our Hartford, Connecticut business and closure of the Welkenraedt, Belgium plant during 2025 as part of our strategy to streamline operations and focus on core competencies. Due to necessary cost reduction measures or changes in the industry and markets in which we compete, we may decide to implement additional restructuring or alignment activities in the future, such as closing plants, selling or idling certain equipment or operations, or making additions, reductions or other changes to our management or workforce. These restructuring and/or alignment activities generally result in charges and expenditures that may adversely affect our financial results for one or more periods. Restructuring and/or alignment activities can also create unanticipated consequences, such as instability or distraction among our workforce, and we cannot provide any assurance that any restructuring or alignment efforts that we undertake will result in the intended benefits. A variety of risks could cause us not to realize expected cost savings, including, among others: (a) higher than expected severance costs related to headcount reductions; (b) higher than expected costs of closing plants; (c) incurring costs to hire new employees or delays or difficulty hiring the employees needed; and (d) delays in the anticipated timing of activities related to our cost-saving plan. If we are unable to align our operations in light of evolving market conditions, it could have an adverse effect on our business, financial condition, results of operations, and cash flows.

A decrease in supply, interruptions at key facilities or an increase in cost of raw materials could result in a material decline in our profitability.

Our profitability depends largely on the price and continuity of the supply of raw materials, which may be supplied through a sole source or a limited number of sources. We purchase large volumes of raw materials, such as epoxy and phenolic resins, acrylonitrile, carbon fiber, fiberglass yarn, aramid paper and, to a lesser extent, aluminum foil. Any restrictions on supply resulting from geopolitical conditions, extreme weather events, availability of global logistics, increase in the cost of our raw materials including increases resulting from inflation or tariffs, or other unforeseen disruptions in the supply chain could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of these raw materials through long-term purchase agreements, productivity improvements, multi-source qualifications, use of alternative materials, hedging or flowing through cost increases to our customers may not be successful. In addition, increasing prices of our products could put such products at a competitive disadvantage. During recent years, as a result of the challenges created by global supply and transportation constraints, the impact of tariffs and other trade barriers and restrictions, ongoing global conflict and market volatility, we experienced supply disruptions and cost increases and anticipate that the risk of supply disruptions and material shortages, as well as cost increases, may continue. While we have not experienced materially significant disruptions in sourcing key raw materials, we continue to proactively mitigate any risks to the extent possible while monitoring the availability (including transportation) and price of raw materials on a regular basis, as well as any potential impact on our operations.

The occurrence of material operational problems or interruptions, including, but not limited to, as a result of the failure of key equipment, a quality or financial failure of a sole source or major supplier, the effects of natural disasters or climate change-related events, the impact of any public health crises, ongoing supply chain disruptions and supply shortages, the impact of tariffs and other trade barriers and restrictions, energy disruption caused by ongoing global conflict, the inability to install, staff and/or qualify necessary capacity, political or social unrest, the failure to achieve planned manufacturing improvements or other causes, or any other inability to meet customer requirements, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, and could have a material effect on the Company as a whole.

We have substantial international operations subject to uncertainties that could affect our operating results.

We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. In 2025, 47% of our production and 57% of our customer sales occurred outside of the United States. Additionally, we have invested significant resources in our international operations, and we intend to continue to make such investments in the future. Our business and results of operations are subject to numerous risks of doing business internationally including: (a) general economic, political, legal, social and health conditions unfavorable to our growth strategy, including the impact of rising inflation and other global economic conditions on labor and supply costs and availability, changes in currency exchange rates, geopolitical conditions and global conflicts; (b) longer payment cycles of foreign customers or challenges in enforcing agreements and collecting receivables through certain foreign legal systems; (c) the cost of compliance with international trade laws of all of the countries in which we do business, including export control laws, relating to sales and purchases of goods and equipment and transfers of technology; (d) government actions having a direct or indirect adverse impact on our international business and market opportunities, including, but not limited to, tariffs and other trade restrictions imposed by the United States, China and other jurisdictions; (e) adverse tax consequences, such as fluctuating tax rates, withholding requirements on foreign earnings or limitations on repatriations of earnings; and (f) the potential difficulty in enforcing our intellectual property rights in certain foreign countries, and the potential for the intellectual property rights of others to affect our ability to sell products in certain markets. Any one of these could adversely affect our financial condition and results of operations. For instance, as a result of the tariffs, sanctions, and other restrictions imposed on goods imported into the U.S. during 2025, and similar measures imposed by governments outside the U.S., we are experiencing, and expect to continue to experience, impacts to our business, including increases in the cost of materials used to manufacture our product. Such measures may in the future reduce our ability to sell products globally and/or increase costs of domestic goods, energy, freight and other related costs. While we have taken actions to mitigate these risks, such as seeking exemptions and alternative sourcing, where available, engaging in industry advocacy and implementing price increases, where feasible, there can be no assurance that these actions will be effective, and we could continue to be adversely impacted by such tariffs and other restrictions. In addition, although we are not experiencing direct material adverse effects on our business resulting from ongoing global conflicts, the global implications, including increased inflation, escalating energy costs, and constrained raw material availability, and thus increasing costs, as well as embargos on flights from certain countries, are impacting the global economy and the aerospace industry in particular.

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

In addition, concerns about the relationship between greenhouse gases and global climate change, and an increased focus on carbon neutrality, have resulted, and may continue to result, in additional regulations at the national and international level to address topics of concern such as carbon neutrality and to monitor, regulate, control and tax emissions of carbon dioxide and other greenhouse gases. A number of governmental bodies have introduced or are contemplating legislative or regulatory changes in response to climate change, including regulating greenhouse gas emissions and increasing mandatory disclosures. The continued lack of consistent climate legislation creates economic and regulatory uncertainty. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate has resulted in, and may in the future result in, new or additional requirements, including mandatory disclosure requirements, and fees or restrictions on certain activities. Our manufacturing plants use energy, including electricity and natural gas, and some of our plants emit amounts of greenhouse gases that are, and may in the future be affected by these legislative and regulatory efforts. Compliance with greenhouse gas and climate change initiatives has resulted, and may in the future result in, additional costs to us, including increased energy, transportation and raw material costs, additional taxes, additional compliance costs, reduced emission allowances or additional restrictions on production or operations. We expect we will be required to make additional investments in our facilities and equipment, change our manufacturing processes, obtain substitute materials, which may cost more or be less available or harder to source, fund offset projects, or undertake other costly activities as a result of these laws and regulations. In addition, failure to comply with applicable regulations could result in fines or government investigations or actions, which could affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.

In addition to compliance obligations related to climate change, customer environmental and sustainability requirements, including procurement policies that include social and emissions reduction or other environmental standards and requirements that suppliers are required comply with, as well as sustainability goals and targets that we have adopted, could cause us to alter our manufacturing, operations, equipment processes, or product offerings, and incur substantial expense to meet these requirements. We are actively reviewing and implementing projects to reduce our energy intensity and greenhouse gas emissions, but there is no guarantee that such options or projects will be technologically and/or environmentally feasible, or that we will be able to implement any such projects on a timely or cost-effective basis. The failure to comply with customer environmental or sustainability requirements, or similar types of requests, could adversely affect our relationships with such customers, which in turn could adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment, or if we fail to achieve our sustainability goals or targets, which could limit our ability to grow and otherwise adversely affect our results of operations.

Our business and operations may be adversely affected by cybersecurity breaches or other information technology system or network intrusions.

We depend heavily on information technology and computerized systems to communicate and operate effectively. We store sensitive data, including proprietary business information, intellectual property, regulated data (U.S. government and other), customer data and confidential employee or other personal data, in our systems. In addition to internal information technology systems, we leverage cloud-based systems, where data is stored and exchanged with external third-party vendors. From time to time, we experience attempted cyberattacks on our information technology systems, either directly or indirectly via our supply chain or third-party vendors, which are becoming more sophisticated and could have a material impact on us. These cyberattacks, which could be related to industrial or foreign government espionage, activism, or financial motivations, continue to evolve and become more sophisticated and include attempting to covertly introduce malware to our systems, performing reconnaissance, phishing and other means of social engineering, impersonating authorized users, and stealing, corrupting, restricting our access to data or otherwise compromising the integrity, confidentiality, and/or availability of our systems hardware and networks and the information on them, among other activities. In addition, as we increase our use of artificial intelligence tools into our operations, the risk of unauthorized access to our data and of making errors or erroneous decisions based on our reliance on such tools will increase. Further, as artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, and vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers.

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

Our customers, partners, vendors, suppliers, subcontractors and others to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements, including ones for which others may seek to hold us responsible. While we impose cybersecurity requirements on with our top-tier suppliers and have implemented cybersecurity requirements in our standard supplier contract terms as well as our Supplier Code of Conduct, we do not control such third parties and our ability to monitor their cybersecurity is limited. As such, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyberattack or other information or security breach. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, financial results, performance, employees and reputation.

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

Our business could be negatively impacted by sustainability matters and/or our reporting of such matters.

The legislative environment and stakeholders’ views relating to sustainability and related policies, practices and metrics could result in additional costs, and could adversely impact our reputation, consumer perception, employee retention, and willingness of third parties to do business with us. For instance, our customers may require us to implement sustainability or other corporate social responsibility procedures or standards before they continue to do business with us. If our sustainability and social policies and practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship, our reputation and employee retention may be negatively impacted, and we may face reputational challenges in the event that our sustainability and social policies, practices and metrics do not meet the standards set by certain constituencies, which are often inconsistent in approach. At the same time, there also exists anti-sustainability sentiment among certain stakeholders and government institutions, and we may face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding any such initiatives we have adopted. In addition, some investors and customers may use sustainability criteria to guide their investment and buying strategies, and may not invest in or do business with us, or continue to do so, if they believe our policies relating to sustainability matters are inadequate or, on the other hand, have a negative response to such policies as a result of anti-sustainability sentiment. Inconsistency of legislation and regulations among jurisdictions, including anti-sustainability or legislation, and expected additional regulations may also affect the costs of compliance with such laws and regulations.

In addition, from time to time, we communicate certain initiatives, targets or goals regarding sustainability matters. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, if at all; we could fail, or be perceived to fail, in our achievement of such initiatives, targets or goals, or we could fail in fully and accurately reporting our progress on such initiatives, targets and goals. In addition, we could be criticized for the scope of such initiatives, targets or goals or perceived as not acting responsibly in connection with these matters. Any such matters could have a material adverse effect on our business.

We are exposed to risks related to the use of artificial intelligence tools by us and others.

Our use of artificial intelligence tools may subject us to significant competitive, legal, regulatory and other risks, and there can be no assurance that our use of artificial intelligence tools will enhance our business operations or result in a benefit to us. Additionally, there could be adverse impacts from inaccurate or flawed algorithms, training or data sets. Our use of artificial intelligence tools could also result in the loss of confidential information or intellectual property or an inability to claim or enforce intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, cybersecurity and the unauthorized use of company information. The jurisdictions in which we conduct business have and may adopt laws and regulations related to artificial intelligence that could cause us to incur greater compliance costs, limit our use of artificial intelligence tools, or subject us to legal liabilities.

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

Our share repurchase program does not have an expiration date, and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. On October 22, 2025, the Board approved an additional $600 million share repurchase plan (the "2025 Share Repurchase Plan"), which amount was in addition to the remaining availability under the 2024 Share Repurchase Plan (which was fully utilized as of

December 31, 2025). In connection with the 2025 Share Repurchase Plan, on October 22, 2025, the Company entered into accelerated share repurchase agreements, pursuant to which the Company agreed to repurchase an aggregate of $350 million of shares, which repurchase is scheduled to be completed in the first quarter of 2026. The share repurchase program, even if fully implemented, may not enhance long-term stockholder value.

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

Our CIO regularly updates senior management on our cybersecurity risk governance and management and the status of ongoing efforts to strengthen cybersecurity effectiveness. Our board of directors views cybersecurity as a strategic priority and therefore shares oversight of management’s actions in implementing our overall cybersecurity program, the audit committee of the board of directors. Our CIO reports directly to our board of directors at least twice annually to ensure continued alignment with evolving threats and governance standards. The audit committee of the board of directors also periodically reviews the cybersecurity program as part of its oversight of information technology and cybersecurity risk.

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

We have adopted and implemented an approach to identify and mitigate cybersecurity risks within our overall enterprise risk management program that is based on a recognized framework established by the National Institute of Standards and Technology. Additionally, we maintain externally validated Cybersecurity Maturity Model Certification (CMMC) Level 2 certification in compliance with U.S. Department of War requirements. The board of directors is responsible for overseeing management’s enterprise risk management program, and receives regular reports on cybersecurity risk identification, monitoring and mitigation from our Chief Financial Officer as part of its review of that program, in addition to the regular reports received from the CIO as part of the board’s overall cybersecurity program review and the audit committee’s review of information technology and cybersecurity risk.

We evaluate the opportunities and threats posed by newly emerging artificial intelligence technologies on an ongoing basis. We utilize artificial intelligence and generative artificial intelligence in our internal defense systems. However, we manage and restrict access to external artificial intelligence tools to prevent and limit the use of Hexcel’s data to train artificial intelligence models. As the Company deploys new artificial intelligence capability, we expect to continue to perform security assessments to reduce the risk of embedded malware and to prevent the use of Hexcel’s data to train public artificial intelligence models.

As part of our cybersecurity risk management, we have established controls and procedures to guide the Company through an active threat or incident to the recovery of normal business, following industry-standard data protection standards. The controls and procedures provide for the identification, notification, escalation, communication, and remediation of cybersecurity incidents to management, including where appropriate the board of directors, so that decisions regarding the public disclosure and reporting of such incidents can be made in a timely manner. We maintain an Executive Cyber Response Team composed of senior leaders across various functions, including our CIO, Chief Legal Officer, Chief Accounting Officer and Vice President of Communications. The Executive Cyber Response Team is trained and experienced in managing cybersecurity incidents and meets regularly to practice and refine our processes for incident response, management and escalation through tabletop exercises simulating cyberattacks administered by a legal advisor with extensive experience in cyber investigations, cyber threats and cyber-enabled frauds. The results of such exercises are then reported to management and our board of directors. The third-party legal advisor also assesses and advises on our overall cybersecurity program, reports to our board of directors on a periodic basis and is engaged to provide support in the event an attack or other intrusion were to be successful.

Furthermore, as part of our cybersecurity management, we are committed to strong third-party risk management. We impose cybersecurity requirements on, and actively and routinely address cybersecurity capabilities with our top-tier suppliers and have implemented cybersecurity requirements in our standard supplier contract terms, as well as our Supplier Code of Conduct, to address cybersecurity risk. Additionally, we validate cybersecurity practices of key suppliers as may be necessary to comply with applicable regulations or flow-down requirements from our customers.

The Company maintains disaster recovery plans for key applications and site-specific incident response plans, as well as a cybersecurity and related insurance policies as a measure of added protection.

While the Company faces a number of cybersecurity risks in connection with its business, as of the date of this report, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, there can be no assurance that the Company, or its third-party service providers, will not experience a cybersecurity threat or incident in the future that could have a material adverse effect on the Company, including its business strategy, results of operations, or financial condition. For further discussion of the risks related to cybersecurity, see the risk factors discussed under Item 1A. “Risk Factors” in this report.

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

Manufacturing Facilities
Facility Location	Segment	Principal Products	Total Square Footage
United States:
Amesbury, Massachusetts	Engineered Products	Microwave and RF Absorbing Composite Materials	222,425
Burlington, Washington	Engineered Products	Engineered Honeycomb Parts	252,124
Casa Grande, Arizona	Composite Materials	Honeycomb and Honeycomb Parts	443,123
Decatur, Alabama	Composite Materials	PAN Precursor (used to produce Carbon Fibers)	819,863
Kent, Washington	Engineered Products	Composite structures	486,400
Pottsville, Pennsylvania	Engineered Products	Engineered Honeycomb Parts	312,000
Salt Lake City, Utah	Composite Materials	Carbon Fibers; Prepregs	1,365,000
Seguin, Texas	Composite Materials	Fabrics; Specialty Reinforcements	228,815

International:
Casablanca, Morocco	Engineered Products	Engineered Honeycomb Parts	333,832
Dagneux, France	Composite Materials	Prepregs	213,698
Duxford, England	Composite Materials	Prepregs; Adhesives; Honeycomb and Honeycomb Parts	417,109
Illescas, Spain	Composite Materials	Carbon Fibers	58,986
Leicester, England	Composite Materials	Lightweight Multiaxials Fabrics	134,657
Les Avenières, France	Composite Materials	Fabrics; Specialty Reinforcements	490,000
Parla, Spain	Composite Materials	Prepregs	147,186
Roussillon, France	Composite Materials	PAN Precursor and Carbon Fibers	222,170
Stade, Germany	Composite Materials	Prepregs	154,268
Vert-le-Petit, France	Composite Materials	Pultruded profiles; Prepregs and Adhesives	70,944

We lease the land on which the Burlington, Washington and Roussillon, France facilities are located. The Company still owns the Welkenraedt, Belgium facility, however, earlier in 2025, its operations were shutdown. In addition, in 2025, we divested the facility in Neumarkt, Austria and the South Windsor, Connecticut business. We also lease portions of the facilities located in Casa Grande, Arizona; Pottsville, Pennsylvania; Parla, Spain; and Leicester, England. In addition to the facility in Amesbury, Massachusetts, we also lease land and a building at another location in Amesbury. We own all other remaining manufacturing facilities. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 7 to the accompanying Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

The information required by Item 3 is contained within Note 16 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hexcel common stock is traded on the New York Stock Exchange under the symbol HXL.

On February 19, 2024, the Board approved a $300 million share repurchase plan (the “2024 Share Repurchase Plan”). As of December 31, 2025 the 2024 Share Repurchase Plan was fully utilized. The repurchases of the Company’s common stock under the 2024 Share Repurchase Plan were made in open market transactions, block transactions, privately negotiated purchase transactions or other purchase techniques at the discretion of management based upon consideration of market, business, legal, accounting, and other factors.

On October 22, 2025, the Board approved an additional $600 million share repurchase plan (the "2025 Share Repurchase Plan"), and, as part of the 2025 Share Repurchase Plan, the Company entered into accelerated share repurchase agreements (the "ASR") to purchase an aggregate of $350 million of the Company's common stock. On October 24, 2025, the Company paid Bank of America, N.A. (“Bank of America”) and Goldman Sachs & Co. LLC (together with Bank of America, the “Counterparties”) an aggregate amount of $350 million and received an initial delivery of approximately 3.95 million shares of the Company's common stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $70.95 per share. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. Upon final settlement of the ASR, under certain circumstances, each of the Counterparties may be required to deliver additional shares of common stock, or the Company may be required to deliver shares of common stock or to make a cash payment, at its election, to the Counterparties. The final settlement of each transaction under the ASR Agreements is scheduled to occur in the first quarter of 2026.

In connection with the ASR, on October 21, 2025, the Company provided notice to the lenders pursuant to its senior unsecured revolving credit agreement to borrow $350.0 million under the revolving credit facility to fund the initial settlement of the ASR.

During the year ended December 31, 2025, we repurchased 5,720,616 shares of common stock, including the shares repurchased pursuant the ASR, under both repurchase plans at a cost of $454.3 million, including sales commissions and excise taxes, leaving approximately $380.6 million available for additional repurchases under the 2025 Share Repurchase Plan. The acquisition of these shares was accounted for under the treasury stock method.

The following is a summary of share repurchase activity during the fiscal quarter ended December 31, 2025:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value (Millions) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2025	3,946,442	(a)	$70.95	(a)	3,946,442	$380.6
Total	3,946,442		$70.95		3,946,442	$380.6

(a) Shares reflect 80% of shares expected to be received under the ASR agreement based on the closing price of Hexcel common stock on October 24, 2025. The final settlement under the ASR Agreements is scheduled to occur in the first quarter of 2026.

On January 31, 2026, there were 337 holders of record of our common stock.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 34 to 40 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is contained under the heading “Market Risks” on pages 39 to 40 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 41 to 76 of this Annual Report on Form 10-K under “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference. The Reports of Independent Registered Public Accounting Firm are contained on page 43 to 45 of this Annual Report on Form 10-K under the captions “Reports of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2025 and have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Interim Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting is contained on page 42 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B. Other Information

No directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fourth quarter of 2025.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for each of the three years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2025, 2024 and 2023

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

4.4

Third Supplemental Indenture, dated as of February 26, 2025, between Hexcel Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 26, 2025).

4.5	Form of Note for 3.950% Senior Notes due 2027 (incorporated herein by reference to Exhibit A of Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 16, 2017).

4.6	Form of Note for 5.875% Senior Notes due 2035 (incorporated herein by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 26, 2025).

4.7

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

10.11*	Form of Option Agreement for Executive Officers (2024) (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.12*

Form of Option Agreement for Non-U.S. Executive Officers (2024) (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.13*

Form of Performance Based Award Agreement for Executive Officers (2025) (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.14*

Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2025) (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.15*	Form of Option Agreement for Executive Officers (2025) (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.16*

Form of Option Agreement for Non-U.S.Executive Officers (2025) (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.17*

Form of Restricted Stock Unit Agreement for Executive Officers (2025) (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.18*

Form of Restricted Stock Unit Agreement for Non-U.S. Executive Officers (2025) (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.19*	Form of Performance Based Award Agreement for Executive Officers (2026).

10.20*	Form of Performance Based Award Agreement for Non-U.S. Executive Officers (2026).

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

10.23*

Amendment No. 1 to the Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation, effective December 31, 2020 (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.24*

Amendment No. 2 to the Supplemental Executive Retirement Agreement dated October 28, 2009, between Nick L. Stanage and Hexcel Corporation, effective July 26, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.25*

Offer of Employment Letter Agreement, dated April 9, 2024, between Hexcel Corporation and Thomas C. Gentile III (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.26*

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

10.28*

Form of Officer Severance Agreement entered into between Hexcel Corporation and Gail Lehman, dated October 2, 2017 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 6, 2017).

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

10.31*

Form of Restricted Stock Unit Agreement – Executive Retention Award (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.32*	Director Compensation Program, effective May 2, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 5, 2024).

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

10.39*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2024 Deferred Retainer Grant) (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.40*

Hexcel Corporation 2016 Employee Stock Purchase Plan (as amended and restated effective May 8, 2025) (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-288052, filed on June 13, 2025).

10.41*

Form of Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.42*	Form of Accelerated Share Repurchase Agreements, dated October 22, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 23, 2025).

19	Hexcel Corporation Insider Trading Policy (incorporated herein by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97	Hexcel Corporation Mandatory Clawback Policy (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Hexcel Corporation

February 11, 2026	/s/ THOMAS C. GENTILE III
(Date)	Thomas C. Gentile III
Chairman of the Board of Directors,
Chief Executive Officer and President

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Thomas C. Gentile III, Michael C. Lenz and Gail Lehman, individually, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS C. GENTILE III	Chairman of the Board of Directors,	February 11, 2026
(Thomas C. Gentile III)	Chief Executive Officer and President
(Principal Executive Officer)

/s/ MICHAEL C. LENZ	Executive Vice President,	February 11, 2026
(Michael C. Lenz)	Interim Chief Financial Officer (Principal Financial Officer)

/s/ AMY S. EVANS	Senior Vice President,	February 11, 2026
(Amy S. Evans)	Chief Accounting Officer
(Principal Accounting Officer)

/s/ JEFFREY C. CAMPBELL	Director	February 11, 2026
(Jeffrey C. Campbell)
/s/ JAMES J. CANNON	Director	February 11, 2026
(James J. Cannon)

/s/ CYNTHIA M. EGNOTOVICH	Director	February 11, 2026
(Cynthia M. Egnotovich)
/s/ GUY C. HACHEY	Director	February 11, 2026
(Guy C. Hachey)
/s/ PATRICIA A. HUBBARD	Director	February 11, 2026

(Dr. Patricia A. Hubbard)

/s/ DAVID H. LI	Director	February 11, 2026
(David H. Li)

/s/ NICK L. STANAGE	Director	February 11, 2026
(Nick L. Stanage)
/s/ CATHERINE A. SUEVER	Director	February 11, 2026
(Catherine A. Suever)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the Company’s financial condition and results of operations for the year ended December 31, 2025, and comparison to the year ended December 31, 2024 should be read in conjunction with the consolidated financial statements and notes of this Annual Report on Form 10-K.

For discussion and analysis of financial condition and results of operations for 2024 compared to 2023 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K, filed with the SEC on February 5, 2025, which is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

	For the Years Ended December 31,
(In millions)	2025	2024
Net sales	$1,893.9	$1,903.0
Gross margin %	23.0%	24.7%

Operating income	$171.6	$186.1
Operating income %	9.1%	9.8%
Interest expense, net	$37.7	$31.2
Income tax expense	$25.6	$22.8
Net income	$109.4	$132.1

Business Trends

Since 2022, the Commercial Aerospace market and our business have seen signs of recovery from the economic impacts of the COVID-19 pandemic, driven by growth in air travel and an increase in aircraft build rates. The post-recovery period, however, has had many challenges across the markets Hexcel operates in, including delays in aircraft production rates, related to, among other impacts, global logistics, supply chain issues, economic conditions, inflationary pressures, tariff impacts, and effects from geopolitical issues and conflicts. While these challenges have had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, all of which have and may continue to compress our financial results, we see positive indicators for a sustained recovery in commercial aircraft production and strong demand in the defense and space market as global defense budgets continue to increase as a result of an uncertain geopolitical environment and the development of new platforms.

Beginning with the first quarter of 2025, sales are being reported for two markets, Commercial Aerospace, unchanged from past practice, and a new sales category titled Defense, Space & Other, which combines the previous Space & Defense market and the Industrial market. Sales amounts for the year ended December 31, 2024 have been reclassified for comparative purposes.

In 2025, our Commercial Aerospace sales decreased 4.0% compared to 2024 primarily due to lower sales for certain Airbus and Boeing programs, partially offset by increased Other Commercial Aerospace sales driven by strength in regional jets. The demand for new commercial aircraft continues to be principally driven by airline passenger traffic (measured by revenue passenger miles) and the replacement rate for existing aircraft. The Commercial Aerospace industry continues to utilize a greater proportion of advanced composite materials with each new generation of aircraft.

Defense, Space & Other sales in 2025 increased 5.4% compared to 2024. Year over year growth was led by military helicopters, including the Black Hawk and CH-53-K, as well as other military aircraft structures, launchers and satellites.

Results of Operations

We have two reportable segments: Composite Materials and Engineered Products. Although these segments provide customers with different products and services, they often overlap within our two end business markets: Commercial Aerospace and Defense, Space & Other. Therefore, we also find it meaningful to evaluate the sales of our segments through these business markets. Further discussion and additional financial information about our segments may be found in Note 18 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Net Sales: Consolidated net sales of $1,893.9 million for 2025 decreased by less than 1% compared to 2024.

The following table summarizes net sales to third-party customers by segment and end market in 2025 and 2024:

(In millions)	Commercial Aerospace	Defense, Space & Other	Total
2025 Net Sales
Composite Materials	$980.2	$536.0	$1,516.2
Engineered Products	166.7	211.0	377.7
Total	$1,146.9	$747.0	$1,893.9
	61%	39%	100%
2024 Net Sales
Composite Materials	$1,008.2	$522.8	$1,531.0
Engineered Products	186.0	186.0	372.0
Total	$1,194.2	$708.8	$1,903.0
	63%	37%	100%

Sales by Segment

Composite Materials: Net sales of $1,516.2 million for the year ended December 31, 2025 decreased $14.8 million or 1.0% from the prior year. Commercial Aerospace sales decreased 2.8% in 2025 as compared to 2024 primarily driven by lower sales for certain Airbus and Boeing programs. Defense, Space & Other sales for 2025 increased by 2.5% over the prior year primarily driven by higher sales of launchers.

Engineered Products: For the year ended December 31, 2025, net sales of $377.7 million increased $5.7 million or 1.5% as compared to the prior year, driven by a 13.4% increase in Defense, Space & Other sales driven by military helicopters and aircraft structures, partially offset by a 10.4% decrease in Commercial Aerospace sales attributable to softness in select Boeing and other commercial aerospace programs.

Sales by Market

Commercial Aerospace: Net sales of $1,146.9 million decreased 4.0% for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to lower sales for the Airbus A350, Boeing 787 and 737 MAX, partially offset by increased Airbus A320neo sales. Other Commercial Aerospace sales increased reflecting growth in regional jets.

Defense, Space & Other: For the year ended December 31, 2025, net sales of $747.0 million increased 5.4% as compared to the year ended December 31, 2024. The increase was due to strength in domestic and international helicopter programs including the Black Hawk, CH-53K, and a European fighter program as well as growth in launchers and satellites.

2025 Consolidated Results Compared to 2024

Gross Margin: Gross margin for 2025 was $434.8 million or 23.0% of net sales as compared to $469.8 million or 24.7% of net sales in 2024. Lower margins for 2025 as compared to the prior year were due to sales mix, tariffs, and inventory reduction actions which drove unfavorable cost leverage.

Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses for 2025 were $169.0 million or 8.9% of net sales as compared to $176.6 million or 9.3% of net sales for 2024. The $7.6 million decrease in SG&A expenses in 2025 compared to 2024 was primarily due to lower employee-related costs partially offset by higher professional fees.

Research and Technology (“R&T”) Expenses: R&T expenses for 2025 were $56.4 million or 3.0% of net sales and in 2024 were $57.1 million or 3.0% of net sales. The year-over-year decrease of $0.7 million was primarily attributable to lower material and supplies costs.

Other operating expense: For the year ended December 31, 2025, other operating expense was $37.8 million which included charges of $28.2 million related to the closure of the Belgium facility, $4.5 million for the divestitures of the Austria and Hartford, Connecticut businesses and a $3.9 million non-income tax charge related to the net value of a foreign entity. Other operating expense for the year ended December 31, 2024 of $50.0 million included $47.7 million of asset impairments and other charges primarily associated with the divestiture of the Austria business and $2.3 million of restructuring costs.

Operating income: Operating income for the year ended December 31, 2025 was $171.6 million as compared to $186.1 million for the year ended December 31, 2024. Operating income as a percent of sales was 9.1% and 9.8% in 2025 and 2024, respectively. The decrease in operating income in 2025 compared to 2024 was driven by lower margins, partially offset by lower SG&A expenses and Other operating expense as mentioned above.

Depreciation and amortization expense of $122.3 million for the year ended December 31, 2025 decreased $1.7 million from the year ended December 31, 2024.

Other income: Other non-operating income for the year ended December 31, 2025 of $1.1 million included settlement and curtailment gains related to our U.S. and Belgium retirement plans, partially offset by debt extinguishment costs. We did not incur other non-operating income in 2024.

Interest expense: Interest expense was $37.7 million and $31.2 million for the years ended December 31, 2025 and 2024, respectively, with the year over year increase due to higher average debt levels.

Income tax expense: For the years ended December 31, 2025 and 2024, we had a tax provision of $25.6 million and $22.8 million, respectively.

Net income: Net income was $109.4 million or $1.37 per diluted share for the year ended December 31, 2025 compared to net income of $132.1 million or $1.59 per diluted share for the year ended December 31, 2024. The decrease in 2025 was driven by lower margins.

Financial Condition

In 2025, we ended the year with total debt, net of cash, of $922.0 million and generated $230.5 million of operating cash resulting in $157.2 million of free cash flow (cash provided by operating activities less cash paid for capital expenditures). We expect our cash flow needs for fiscal year 2026 will be funded by cash generated from our operations as well as available borrowings under our Senior Unsecured Revolving Credit Facility (the “Facility”) as needed.

We have a portfolio of derivatives related to currencies, interest rates and commodities. We monitor our counterparties, and we only use those rated investment grade.

Liquidity

Our cash on hand at December 31, 2025 was $71.0 million, as compared to $125.4 million at December 31, 2024. Of the total cash on hand at December 31, 2025, $39.9 million was held by our foreign locations. As of December 31, 2025 total debt was $993.0 million, as compared to $700.7 million at December 31, 2024. As of December 31, 2025, we were in compliance with all debt covenants.

As of December 31, 2025, total outstanding borrowings under the Facility were $295.0 million. The credit agreement for the Facility permits us to issue letters of credit up to an aggregate amount of $50 million. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of December 31, 2025, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $455.0 million.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures, dividend payments, debt obligations and debt service requirements. We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and the Facility. As of December 31, 2025, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until February 2027 when our 3.95% Senior Unsecured Notes are due.

For more information regarding debt, including the Facility, see Note 6, Debt, to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

On October 22, 2025, the Board approved an additional $600 million share repurchase plan (the "2025 Share Repurchase Plan"). Also on October 22, 2025, as part of the 2025 Share Repurchase Plan, the Company entered into accelerated share repurchase agreements (the "ASR") to purchase an aggregate of $350 million of the Company's common stock . In connection with the ASR, on October 21, 2025, the Company provided notice to the lenders pursuant to the Credit Agreement to borrow $350.0 million under the Facility to fund the initial settlement of the ASR.

The remaining authorization under the 2025 Share Repurchase Plan at December 31, 2025 was $380.6 million. On January 28, 2026, our Board of Directors declared a quarterly dividend of $0.18 per share payable to stockholders of record as of February 9, 2026, with a payment date of February 17, 2026.

Operating Activities: We generated $230.5 million in cash from operating activities during 2025, a decrease of $59.4 million from 2024. The decrease in the current year was primarily due to lower net income and use of cash for long term assets and liabilities including amounts related to retirement plans. Working capital was of slight use of cash for both 2025 and 2024. Working capital for the year ended December 31, 2025 reflects higher accounts receivable and lower accruals, offset by lower inventories.

Investing Activities: Net cash used for investing activities was $76.0 million in 2025 compared to $87.0 million in 2024. Capital expenditures for 2025 were $73.3 million compared to $87.0 million in 2024. Payments related to the divestiture of the Austria and Hartford businesses were $2.7 million in 2025.

Financing Activities: Net cash used for financing activities was $212.3 million in 2025 as compared to $301.7 million in 2024. In 2025, borrowings were $480.0 million, while repayments were $185.0 million. During 2025, the Company issued $300.0 million in aggregate principal amount of 5.875% Senior Unsecured Notes due in 2035 and in conjunction with this issuance, the Company redeemed the $300.0 million in aggregate principal amount of 4.7% Senior Unsecured Notes that were due in August 2025. In 2024, borrowings and repayments were both $160.0 million. Dividend payments to shareholders were $53.9 million and $49.3 million in the years ended December 31, 2025 and 2024, respectively. Repurchases of common stock totaled $454.3 million and $252.2 million in the years ended December 31, 2025 and 2024, respectively.

Financial Obligations and Commitments: The next significant scheduled debt maturity will not occur until February 2027 when our 3.95% Senior Unsecured Notes are due. In addition, certain sales and administrative offices, data processing equipment, vehicles and manufacturing equipment, land and facilities are leased under operating leases.

The following table summarizes the scheduled maturities as of December 31, 2025 of financial obligations and expiration dates of commitments for the years ended 2026 through 2030 and thereafter.

(In millions)	2026	2027	2028	2029	2030	Thereafter	Total
Senior unsecured credit facility due 2028	$—	$—	$295.0	$—	$—	$—	$295.0
5.875% senior notes due 2035	—	—	—	—	—	300.0	300.0
3.95% senior notes due 2027	—	400.0	—	—	—	—	400.0
Purchase obligations	18.4	14.2	6.3	5.7	5.6	38.1	88.3
Subtotal	$18	$414.2	$301.3	$5.7	$6	$338	$1,083.3
Operating leases	7.8	6.8	6.0	4.2	1.3	2.1	28.2
Total financial obligations	$26.2	$421.0	$307.3	$9.9	$6.9	$340.2	$1,111.5
Interest payments	50.9	36.2	23.1	17.6	17.6	82.3	227.7
Estimated benefit plan contributions	3.3	1.8	2.6	1.6	1.1	8.5	18.9
Total commitments	$80.4	$459.0	$333.0	$29.1	$25.6	$431.0	$1,358.1

As of December 31, 2025, we had $1.4 million of unrecognized tax benefits. This represents tax benefits associated with various tax positions taken, or expected to be taken, on domestic tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages.

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

	Year Ended December 31,
(In millions)	2025	2024
GAAP operating income	$171.6	$186.1
Other operating expense (1)	37.8	50.0
Adjusted operating income (Non-GAAP)	$209.4	$236.1

	Year Ended December 31,
	2025		2024
(In millions, except per diluted share data)	Net Income	EPS	Net Income	EPS
GAAP net income	$109.4	$1.37	$132.1	$1.59
Other operating expense, net of tax (1)	30.3	0.38	40.5	0.49
Other income, net of tax (2)	(1.0)	(0.01)	—	—
Tax expense (benefit) (3)	2.1	0.02	(4.1)	(0.05)
Adjusted net income (Non-GAAP)	$140.8	$1.76	$168.5	$2.03

	Year Ended December 31,
(In millions)	2025	2024
Net cash provided by operating activities	$230.5	$289.9
Less: Capital expenditures	(73.3)	(87.0)
Free cash flow (Non-GAAP)	$157.2	$202.9

(1)
The year ended December 31, 2025 included charges related to the closure of the Welkenraedt, Belgium facility, the divestitures of our Neumarkt, Austria and Hartford, Connecticut businesses and a non-income tax charge related to the net value of a foreign entity. The year ended December 31, 2024 included asset impairments, charges primarily associated with the divestiture of our Neumarkt, Austria business and restructuring costs.
(2)
The year ended December 31, 2025 included curtailment and settlement gains related to the U.S. and Belgium retirement plans as well as debt extinguishment costs.
(3)
The year ended December 31, 2025 included a tax charge for a valuation allowance related to the closure of the Welkenraedt, Belgium facility, the release of FIN 48 reserves and provision adjustments related to the finalization of prior year tax returns. Tax benefit for the year ended December 31, 2024 included a provision adjustment to finalize prior year tax returns and benefits associated with our R&T expenditures.

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

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The amount of income taxes we pay are subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental. We assess our income tax positions, and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. We recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the consolidated statements of operations. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2025, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. These uncertain tax positions relate to our tax returns from 2022 onward.

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

Interest Rate Risks

Outstanding balances that exist under our Facility are included in our long-term debt bear interest at variable rates. From time to time we have entered into interest rate swap agreements to change the underlying mix of variable and fixed interest rate debt. These interest rate swap agreements have modified the percentage of total debt that is exposed to changes in market interest rates. Assuming a 10% favorable and a 10% unfavorable change in the underlying weighted average interest rates of our variable rate debt and swap agreements, interest expense for 2025 of $37.7 million would not be materially impacted.

Foreign Currency Exchange Risks

As of December 31, 2025, we operated ten manufacturing facilities in Europe and Africa which generated approximately 47% of our 2025 consolidated net sales. Our European business activities primarily involve three major currencies — the U.S. dollar, the British pound sterling, and the Euro. We also conduct business and sell products to customers throughout the world. Most of the sales in these countries are denominated in U.S. dollars and they have local currency expenses. Currency risk for the Africa location is not considered material.

In 2025, our European subsidiaries had third-party sales of $0.9 billion of which approximately 68% were denominated in U.S. dollars, 31% were denominated in Euros and 1% were denominated in British pounds sterling. While we seek to reduce the exposure of our European subsidiaries to their sales in non-functional currencies through the purchase of raw materials in the same currency as that of the product sale, the net contribution of these sales to cover the costs of the subsidiary in its functional currency will vary with changes in foreign exchange rates, and as a result, so will vary the European subsidiaries’ percentage margins and profitability. For revenues denominated in the functional currency of the subsidiary, changes in foreign currency exchange rates increase or decrease the value of these revenues in U.S. dollars, but do not affect the profitability of the subsidiary in its functional currency. The value of our investments in these countries could be impacted by changes in currency exchange rates over time and could impact our ability to profitably compete in international markets.

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

We have performed a sensitivity analysis as of December 31, 2025 using a modeling technique that measures the changes in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis includes all of our foreign currency hedge contracts. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would have an approximately $0.4 million impact on our 2025 operating income. However, it should be noted that over time as the adverse movement (in our case a weaker dollar as compared to the Euro or the British pound sterling) continues and new hedges are layered in at the adverse rate, the impact would be more significant. For example, had we not had any hedges in place for 2025, a 10% adverse movement would have reduced our operating income by approximately $29.8 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2028. The aggregate notional amount of these contracts was $403.4 million at December 31, 2025. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. For the three years ended December 31, 2025, hedge ineffectiveness was immaterial. Cash flows associated with these contracts are classified within net cash provided by operating activities of continuing operations.

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

Hexcel management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of Hexcel’s internal control over financial reporting, as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report that appears on page 45.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hexcel Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hexcel Corporation and Subsidiaries’ (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2026 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

The Company’s revenue was $1,893.9 million for the year ended December 31, 2025. As explained in Notes 1 and 11 to the consolidated financial statements, revenue is predominately derived from a single performance obligation under long-term agreements with customers and pricing is fixed and determinable. The majority of revenue is recognized at a point in time when the customer has obtained control of the product.

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

February 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hexcel Corporation

Opinion on Internal Control over Financial Reporting

We have audited Hexcel Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hexcel Corporation and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 11, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Stamford, Connecticut

February 11, 2026

Hexcel Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31,

(In millions)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$71.0	$125.4
Accounts receivable, net	249.3	212.0
Inventories	328.8	356.2
Contract assets	35.9	29.8
Prepaid expenses and other current assets	45.7	50.6
Assets held for sale	—	7.5
Total current assets	730.7	781.5

Property, plant and equipment	3,322.4	3,163.1
Less accumulated depreciation	(1,710.9)	(1,566.4)
Property, plant and equipment, net	1,611.5	1,596.7

Goodwill and other intangible assets	239.8	237.0
Investments in affiliated companies	5.0	5.0
Other assets	117.0	105.4
Total assets	$2,704.0	$2,725.6

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$—	$0.1
Accounts payable	146.6	142.3
Accrued compensation and benefits	79.0	99.7
Financial instruments	3.8	8.0
Accrued liabilities	93.3	99.2
Liabilities held for sale	-	4.2
Total current liabilities	322.7	353.5

Long-term debt	993.0	700.6
Retirement obligations	28.4	31.9
Deferred income taxes	86.7	81.2
Other non-current liabilities	22.5	30.5
Total liabilities	1,453.3	1,197.7

Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 112.1 shares and 111.6 shares issued at December 31, 2025 and 2024, respectively	1.1	1.1
Additional paid-in capital	994.9	970.0
Retained earnings	2,307.0	2,251.5
Accumulated other comprehensive loss	(12.9)	(115.0)
	3,290.1	3,107.6
Less – Treasury stock, at cost, 36.4 shares at December 31, 2025 and 30.6 shares at December 31, 2024	(2,039.4)	(1,579.7)
Total stockholders' equity	1,250.7	1,527.9
Total liabilities and stockholders' equity	$2,704.0	$2,725.6

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

(In millions, except per share data)	2025	2024	2023
Net sales	$1,893.9	$1,903.0	$1,789.0
Cost of sales	1,459.1	1,433.2	1,355.8
Gross margin	434.8	469.8	433.2
Selling, general and administrative expenses	169.0	176.6	163.8
Research and technology expenses	56.4	57.1	52.7
Other operating expense	37.8	50.0	1.4
Operating income	171.6	186.1	215.3
Interest expense, net	37.7	31.2	34.0
Other (income) expense	(1.1)	—	71.6
Income before income taxes, and equity in earnings from affiliated companies	135.0	154.9	109.7
Income tax expense	25.6	22.8	12.1
Income before equity in earnings	109.4	132.1	97.6
Equity in earnings from affiliated companies	—	—	8.1
Net income	$109.4	$132.1	$105.7

Basic net income per common share:	$1.38	$1.61	$1.25

Diluted net income per common share:	$1.37	$1.59	$1.24

Weighted-average common shares:
Basic	79.5	82.3	84.6
Diluted	80.0	83.0	85.5

Hexcel Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31,

(In millions)	2025	2024	2023
Net Income	$109.4	$132.1	$105.7
Currency translation adjustments	87.0	(29.1)	29.1
Net unrealized pension and other benefit actuarial loss and prior service credits (net of tax)	(0.4)	(1.7)	50.1
Net unrealized gains (losses) on financial instruments (net of tax)	15.5	(10.1)	21.1
Total other comprehensive income (loss)	102.1	(40.9)	100.3
Comprehensive income	$211.5	$91.2	$206.0

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2025, 2024 and 2023

	Common Stock			Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2022	$1.1	$905.0	$2,104.9	$(174.4)	$(1,282.4)	$1,554.2
Net income	—	—	105.7	—	—	105.7
Dividends on common stock ($0.50 per share)	—	—	(41.9)	—	—	(41.9)
Repurchases of common stock	—	—	—	—	(30.1)	(30.1)
Change in other comprehensive loss – net of tax	—	—	—	100.3	—	100.3
Stock-based activity	—	31.8	—	—	(3.5)	28.3
Balance, December 31, 2023	$1.1	$936.8	$2,168.7	$(74.1)	$(1,316.0)	$1,716.5
Net income	—	—	132.1	—	—	132.1
Dividends on common stock ($0.60 per share)	—	—	(49.3)	—	—	(49.3)
Repurchases of common stock	—	—	—	—	(252.2)	(252.2)
Change in other comprehensive income – net of tax	—	—	—	(40.9)	—	(40.9)
Stock-based activity	—	33.2	—	—	(11.5)	21.7
Balance, December 31, 2024	$1.1	$970.0	$2,251.5	$(115.0)	$(1,579.7)	$1,527.9
Net income	—	—	109.4	—	—	109.4
Dividends on common stock ($0.68 per share)	—	—	(53.9)	—	—	(53.9)
Repurchases of common stock	—	—	—	—	(454.3)	(454.3)
Change in other comprehensive loss – net of tax	—	—	—	102.1	—	102.1
Stock-based activity	—	24.9	—	—	(5.4)	19.5
Year Ended December 31, 2025	$1.1	$994.9	$2,307.0	$(12.9)	$(2,039.4)	$1,250.7

The accompanying notes are an integral part of these consolidated financial statements.

Hexcel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In millions)	2025	2024	2023
Cash flows from operating activities
Net income	$109.4	$132.1	$105.7
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	122.3	124.0	124.8
Amortization of deferred financing costs and debt discount	0.1	0.4	0.6
Deferred income taxes	5.9	(16.7)	(32.7)
Equity in earnings from affiliated companies	—	—	(8.1)
Stock-based compensation	14.4	22.2	20.9
Restructuring expenses, net of payments	9.1	—	(4.4)
Debt extinguishment costs	0.4	—	—
Loss on divestiture of assets	4.9	—	—
Pension settlement	—	—	70.5
Gain on sale of assets	—	—	(0.8)
Impairment of assets	—	28.9	3.1
Loss (gain) on sale of investments	—	—	3.0
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(22.5)	10.7	(8.9)
Decrease (increase) in inventories	45.4	(34.0)	(8.9)
(Increase) decrease in prepaid expenses and other current assets	(4.0)	(6.7)	2.6
(Decrease) increase in accounts payable/accrued liabilities	(20.4)	29.2	(12.2)
Other – net	(34.5)	(0.2)	1.9
Net cash provided by operating activities	230.5	289.9	257.1
Cash flows from investing activities
Capital expenditures	(73.3)	(87.0)	(108.2)
Payments on divestiture of assets	(2.7)	—	—
Proceeds from sale of assets	—	—	10.3
Proceeds from sale of investments	—	—	47.2
Net cash used for investing activities	(76.0)	(87.0)	(50.7)
Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2028	480.0	160.0	98.0
Repayment of senior unsecured credit facility - 2028	(185.0)	(160.0)	(98.0)
Borrowing from senior unsecured credit facility - 2024	—	—	65.0
Repayment of senior unsecured credit facility - 2024	—	—	(90.0)
Redemption of 4.7% senior notes due 2025	(300.0)	—	—
Proceeds from issuance of 5.875% senior notes due 2035	300.0	—	—
Repayment of finance lease obligation and other debt, net	(4.2)	0.3	(0.2)
Issuance costs related to senior credit facility	—	—	(2.5)
Dividends paid	(53.9)	(49.3)	(42.2)
Repurchase of stock	(454.3)	(252.2)	(30.1)
Activity under stock plans	5.1	(0.5)	7.4
Net cash used for financing activities	(212.3)	(301.7)	(92.6)
Effect of exchange rate changes on cash and cash equivalents	3.4	(2.8)	1.2
Net (decrease) increase in cash and cash equivalents	(54.4)	(101.6)	115.0
Cash and cash equivalents at beginning of period	125.4	227.0	112.0
Cash and cash equivalents at end of period	$71.0	$125.4	$227.0

Supplemental data:
Cash paid during the year for:
Interest, net of capitalized interest	$40.2	$33.5	$34.6
Income Taxes	$7.3	$42.2	$59.1
Accrual basis additions to property, plant and equipment	$81.2	$81.1	$121.6

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and are in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is December 31st. Unless otherwise stated, all years and dates refer to our fiscal year.

Assets and Liabilities Held for Sale

During the third quarter of 2025, the Company completed the divestiture of its Austria operations for which we had previously announced, during the fourth quarter of 2024, that we were exploring strategic options and undergoing a process to find a suitable successor.

As of December 31, 2024, the assets and liabilities of the Austria operations were classified as held for sale. The table below presents the carrying amounts of the assets and liabilities:

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable. Two customers and their related subcontractors accounted for approximately 52% of our annual net sales in 2025, 55% in 2024 and 54% in 2023. Refer to Note 18 for further information on significant customers. We perform ongoing credit evaluations of our customers’ financial condition but generally do not require collateral or other security to support customer receivables. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other financial information.

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

Recently Adopted Accounting Standards

During the fourth quarter of 2025, the Company adopted Accounting Standards Updated ("ASU") No. 2023-09, Income Taxes (Topic 240), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign and (3) income tax expense or benefit from continuing operations disaggregated by Federal, state, and foreign. The update also requires entities to disclose their income tax payments to various jurisdictions. For further information please see Note 9 Income Taxes, in the Notes to the Consolidated Financial Statements.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Recognition and Measurement of Internal-Use Software Costs. The amendment modernizes the accounting for internal-use software and enhances the disclosure requirements. The guidance is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statement disclosures.

In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments are intended to further align hedge accounting with the economic results of an entity’s risk‑management activities. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The amended guidance is intended to expand the population of hedged risks eligible for aggregation in a single group or pool, thereby reducing cost, complexity, and the risk of unintuitive missed forecasts in the application of these hedging strategies. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements. The amendments clarify the applicability of ASC 270 and reorganize interim disclosure requirements to improve navigability and consistency across interim reporting periods. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments are effective for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact on its interim financial reporting processes and related disclosures.

New Tax Legislation

On July 4, 2025, the U.S. President signed into law H.R.1, the legislation commonly known as the One Big Beautiful Bill (“OBBB”). This legislation extended, modified, or made permanent many of the tax provisions which were initially enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017. The OBBB contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest, bonus depreciation modifications, as well as international tax provision modifications. These tax provisions apply to either tax years beginning after December 31, 2024 or December 31, 2025. Please see Note 9, Income Taxes, in the Notes to the Consolidated Financial Statements for additional information.

Note 2 — Inventories

	December 31,
(In millions)	2025	2024
Raw materials	$150.7	$161.1
Work in progress	42.3	41.6
Finished goods	135.8	153.5
Total inventory	$328.8	$356.2

Note 3— Accounts Receivable

	December 31,
(In millions)	2025	2024
Accounts receivable	$249.8	$212.8
Allowance for doubtful accounts	(0.5)	(0.8)
Accounts receivable, net	$249.3	$212.0

Bad debt expense was immaterial for all years presented.

Note 4 — Net Property, Plant and Equipment

	December 31,
(In millions)	2025	2024
Land	$123.9	$119.2
Buildings	766.3	727.5
Equipment	2,122.7	2,028.1
Construction in progress	306.4	285.5
Finance lease	3.1	2.8
Property, plant and equipment	3,322.4	3,163.1
Less accumulated depreciation	(1,710.9)	(1,566.4)
Net property, plant and equipment	$1,611.5	$1,596.7

Depreciation expense related to property, plant and equipment for the years ended December 31, 2025, 2024 and 2023, was $116.7 million, $117.5 million and $118.0 million, respectively. Capitalized interest of $15.2 million, $10.7 million, and $6.7 million for 2025, 2024 and 2023, respectively, was included in construction in progress. Capitalized costs associated with software accessed through a hosting arrangement were $27.6 million for 2025, $17.6 million for 2024, and $7.4 million for 2023 and are included within other assets on the Consolidated Balance Sheet.

Note 5 — Goodwill and Purchased Intangible Assets

Changes in the carrying amount of gross goodwill and other purchased intangibles for the years ended December 31, 2025 and 2024, by segment, are as follows:

(In millions)	Composite Materials	Engineered Products	Total
Balance as of December 31, 2023	$87.2	$164.1	$251.3
Amortization expense	(1.8)	(5.0)	(6.8)
Intangible Asset Impairment	—	(5.2)	(5.2)
Currency translation adjustments and other	(2.3)	—	(2.3)
Balance as of December 31, 2024	$83.1	$153.9	$237.0
Amortization expense	(1.6)	(4.0)	(5.6)
Intangible Asset Impairment	—	—	—
Currency translation adjustments and other	8.4	—	8.4
Balance as of December 31, 2025	$89.9	$149.9	$239.8

We performed our annual impairment review of goodwill as of November 30, 2025 and determined that it was more likely than not that the fair values of our reporting units are above their carrying values and that no impairment exists. The goodwill and intangible asset balances as of December 31, 2025 included $6.6 million of indefinite-lived intangible assets, $41.6 million of a definite-lived intangible asset (net of accumulated amortization of $48.2 million) and $191.6 million of goodwill. Of the $191.6 million of goodwill, $76.2 million is allocated to the Composite Materials segment and $115.4 million to the Engineered Products segment.

The weighted average remaining life of the finite lived intangible assets is 8 years. Amortization related to the definite lived intangible assets for the next five years and thereafter is as follows:

(In millions)
2026	$5.7
2027	5.5
2028	5.0
2029	5.0
2030	5.0
Thereafter	15.4
Total	$41.6

Note 6– Debt

	December 31,	December 31,
(In millions)	2025	2024
Current portion of finance lease	$—	$0.1
Current portion of debt	—	0.1
Senior unsecured credit facility - due 2028	295.0	—
4.7% senior notes — due 2025	—	300.0
3.95% senior notes — due 2027	400.0	400.0
5.875% senior notes --- due 2035	300.0	—
Senior notes — original issue discount	(0.2)	(0.4)
Senior notes — deferred financing costs	(3.9)	(0.9)
Non-current portion of finance leases and other	2.1	1.9
Long-term debt	993.0	700.6
Total debt	$993.0	$700.7

Senior Unsecured Credit Facility

On April 25, 2023, the Company entered into a new credit agreement (the “Credit Agreement”) to refinance its senior unsecured revolving credit facility (the “Facility”). Under the terms of the Credit Agreement the borrowing capacity remained at $750 million. The Facility matures in April 2028.

Borrowings under the Facility bear interest, at the Company's option, for Secured Overnight Financing Rate ("SOFR") borrowings at (i) an Adjusted Term SOFR rate (subject to a 0.00% floor), where such “Adjusted Term SOFR” rate is equal to the Term SOFR rate for the applicable interest period plus 0.10%, plus the Applicable Margin or (ii) for base rate borrowings, the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the Adjusted Term SOFR rate (subject to a 0.00% floor) for a one-month interest period plus 1.00%, in each case plus the Applicable Margin. The “Applicable Margin” initially was 1.125% for SOFR rate borrowings and 0.125% for base rate borrowings, and after September 30, 2023, can fluctuate, determined by reference to the more favorable to the Company of its (i) public debt rating and (ii) consolidated leverage ratio, as specified in the Credit Agreement. Up to $50.0 million of the Facility may be used for letters of credit. The Credit Agreement enables the Company, from time to time, to add term loans or to increase the revolving credit commitment in an aggregate amount not to exceed $500 million.

The Credit Agreement contains customary covenants that place restrictions on, among other things, the incurrence of debt by any subsidiaries of the Company, granting of liens and sale of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Credit Agreement also contains financial covenants that require the Company to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio. As of December 31, 2025, we were in compliance with all debt covenants.

On October 22, 2025, the Company entered into a $350.0 million accelerated share repurchase program which was funded through the Facility.

As of December 31, 2025, net borrowings under the Facility were $295.0 million, which approximated fair value. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of December 31, 2025, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $455.0 million. The weighted average interest rate for the Facility was 5.34% for the year ended December 31, 2025.

The balance of unamortized deferred financing costs related to the Facility was $1.4 million at December 31, 2025 and $2.0 million at December 31, 2024.

3.95% Senior Notes

In 2017, the Company issued $400.0 million in aggregate principal amount of 3.95% Senior Unsecured Notes due February 15, 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for 2025 was 4.0% inclusive of an approximately 0.25% benefit of treasury locks. The fair value of the senior notes due in 2027 based on quoted prices utilizing Level 2 inputs (as defined in Note 19) was $399.2 million at December 31, 2025. The balance of unamortized deferred financing costs and debt discount related to the senior notes was $0.6 million at December 31, 2025 and $1.1 million at December 31, 2024.

5.875% Senior Notes

During the first quarter of 2025, the Company issued $300.0 million in aggregate principal amount of 5.875% Senior Unsecured Notes due in 2035. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 7.875%. Interest on the notes will be payable semiannually in arrears on February 26 and August 26 of each year, which began on August 26, 2025. The effective interest rate for 2025 was 6.0% inclusive of an approximately 0.10% benefit of treasury locks. The issuance of these senior notes resulted in the Company incurring financing fees of $3.9 million that have been deferred and will be recognized over the term of the senior notes. The fair value of the senior notes due in 2035 based on quoted prices utilizing Level 2 inputs (as defined in Note 19) was $315.5 million at December 31, 2025.

In conjunction with the issuance of the 5.875% Senior Unsecured Notes, the Company redeemed the $300.0 million in aggregate principal amount of 4.7% Senior Unsecured Notes that were due in August 2025. The redemption of these senior notes resulted in debt extinguishment costs of $0.4 million which were recorded in Other expense on the Consolidated Statements of Operations for the year ended December 31, 2025.

Note 7 — Leases

At December 31, 2025, we had approximately $25.7 million of right of use assets recorded in non-current other assets, and $25.7 million of related liabilities, $18.7 million of which was included in other non-current liabilities with the current portion of $7.0 million included in accrued liabilities. The weighted average of the remaining lease terms was approximately 5 years. We discount the future lease payments of our leases using the prevailing rates extended to us by our lenders relevant to the period of inception. These rates are comprised of SOFR plus a stated spread less a component related to collateralization. The rates are relative to the duration of the lease at inception and the country of origin. The weighted average interest rate used in calculating the fair values listed above was 4.2%.

The following table lists the schedule of future undiscounted cash payments related to right of use assets by year:

(In millions)
2026	$7.8
2027	6.8
2028	6.0
2029	4.2
2030	1.3
Thereafter	2.1
Total lease payments	28.2
Less: Imputed interest	2.5
Present value of lease payments	$25.7

Operating lease expense recognized during the years ended December 31, 2025, 2024 and 2023, was $16.1 million, $15.3 million and $16.1 million, respectively. Expense related to operating leases which have a duration of a year or less were not material. Expenses for finance leases for the years ended December 31, 2025, 2024 and 2023 were not material.

(In millions)	Balance Sheet Classification	2025	2024
Operating lease ROU assets	Other assets	$25.7	$25.4

Operating lease current liabilities	Accrued liabilities	7.0	6.0
Operating lease long-term liabilities	Other non-current liabilities	18.7	19.4
Total operating lease liabilities		$25.7	$25.4

Finance lease, gross	Property, plant & equipment, net	3.1	2.8
Finance lease accumulated depreciation	Property, plant & equipment, net	1.5	1.2
Finance lease, net		$1.6	$1.6

Finance lease current liabilities	Accrued liabilities	—	0.1
Finance lease long-term liabilities	Long-term debt	—	—
Total finance lease liabilities		$—	$0.1

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

Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former employees that are funded as benefits are incurred. Expense related to the defined benefit retirement plans for the three years ended December 31, 2025 was $1.9 million, $1.6 million, and $5.7 million, respectively. The amounts for the year ended December 31, 2023 do not include a non-cash charge of $70.5 million related to the completion of the buy-out of the UK pension plan and a gain of $1.9 million related to excess assets from the UK pension plan that reverted back to the Company.

Multi-Employer Plan

The Company is party to a multi-employer pension plan covering certain U.S. employees with union affiliations. The plan is the Western Metal Industry Pension Fund, (“the Plan”). The Plan’s employer identification number is 91-6033499; the Plan number is 001. In 2025, 2024 and 2023 the Plan reported Hexcel Corporation as being an employer that contributed greater than 5% of the Plan’s total contributions. The collective bargaining agreement was renewed on October 1, 2025 for a five-year term. The Plan has been listed in “critical status” and has been operating in accordance with a Rehabilitation Plan since 2010. The Plan, as amended under the Rehabilitation Plan, reduced the adjustable benefits of the participants, and levied a surcharge on employer contributions. Expense related to the multi-employer plan for the three years ended December 31, 2025 was $1.7 million, $1.7 million, and $1.5 million, respectively.

Retirement Savings Plan

Under the defined contribution retirement savings plans, eligible employees can make contributions up to certain thresholds of their annual compensation. The Company also makes matching contributions each year. Expense related to the matching contributions for the defined contribution plans for the three years ended December 31, 2025 was $20.4 million, $22.7 million, and $20.1 million, respectively.

Postretirement Plans

In addition to defined benefit and retirement savings plan benefits, we also provide certain postretirement health care and life insurance benefits to eligible retirees. Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996. Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred.

Non-Qualified Deferred Compensation Plan

Under the deferred compensation plan, eligible U.S. employees may make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. We match 50% of a participant’s contributions up to 6% of the participant's excess compensation pay as well as provide the same fixed and profit-sharing contributions as provided under the 401(k) plan.

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

Net Periodic Pension Expense

The measurement date used to determine the benefit obligations and plan assets of the defined benefit retirement and postretirement plans was December 31, 2025. All costs related to our pensions are included as a component of operating income in our Consolidated Statements of Operations.

During 2025, the Company paid $16.5 million to settle certain plans. As of December 31, 2025, the total benefit obligation was $21.0 million, and the fair value of plan assets was $4.0 million, resulting in a net projected benefit obligation ("PBO") of $17.0 million ($2.4 million recorded in current liabilities and $14.6 million in other non-current liabilities). As of December 31, 2024 the total benefit obligation was $37.8 million, and the fair value of plan assets was $4.0 million, resulting in a net PBO of $33.8 million ($17.4 million recorded in current liabilities and $16.4 million in other non-current liabilities).

Note 9 — Income Taxes

During the fourth quarter of 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 240): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign and (3) income tax expense or benefit from continuing operations disaggregated by Federal, state, and foreign. The update also requires entities to disclose their income tax payments (net of refunds) disaggregated by Federal, state, and foreign.

Income before income taxes and the provision for income taxes, for the three years ended December 31, 2025, were as follows:

(In millions)	2025	2024	2023
Income before income taxes:
U.S.	$108.8	$97.8	$128.5
International	26.2	57.1	(18.8)
Total income before income taxes	$135.0	$154.9	$109.7

Income tax expense (benefit):
Current:
U.S.	$14.5	$26.4	$36.5
State	1.3	2.3	1.8
International	3.9	10.8	6.5
Current income tax expense	19.7	39.5	44.8
Deferred:
U.S.	$4.5	$(26.9)	$(13.6)
State	(0.1)	(1.7)	(3.4)
International	1.5	11.9	(15.7)
Deferred income tax benefit	5.9	(16.7)	(32.7)
Total income tax expense	$25.6	$22.8	$12.1

A reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate of 21.0% to the effective income tax rate, for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025		2024		2023
(Dollar amounts in millions)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$28.3	21.0%	$32.5	21.0%	$23.0	21.0%
State and local income tax, net of federal income tax effect (1)	1.2	0.9%	0.6	0.4%	(1.6)	(1.5)%
Foreign tax effects
Austria
Valuation allowance	(0.3)	(0.2)%	5.7	3.7%	—	—
Foreign exchange difference	—	—	3.6	2.3%	—	—
Other	(0.1)	(0.1)%	(0.1)	(0.1)%	(0.3)	(0.3)%
Belgium
Valuation allowance	2.8	2.1%	—	—	—	—
Other	0.3	0.2%	0.3	0.2%	0.2	0.2%
Morocco
Valuation allowance	(1.8)	(1.3)%	(0.1)	(0.1)%	0.3	0.3%
Other	0.2	0.1%	—	—	0.5	0.4%
United Kingdom
Tax Incentives	(2.5)	(1.9)%	(2.6)	(1.7)%	(4.0)	(3.6)%
Pension plan settlement	—	—	—	—	(4.4)	(4.0)%
Other	0.4	0.3%	0.8	0.5%	0.9	0.8%
Luxembourg	2.2	1.6%	2.1	1.4%	1.4	1.3%
Other foreign jurisdictions	(1.2)	(0.9)%	1.1	0.7%	0.8	0.7%
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws
Foreign-derived intangible income	(1.6)	(1.1)%	(4.7)	(3.0)%	(3.9)	(3.6)%
Foreign currency loss	(0.2)	(0.1)%	(5.0)	(3.2)%	—	—
R&D related tax impacts	—	—	(10.2)	(6.6)%	—	—
Other effects of cross-border tax laws	0.3	0.2%	0.7	0.5%	1.1	1.0%
Tax credits
R&D tax credits	(3.4)	(2.5)%	(5.4)	(3.5)%	(4.0)	(3.6)%
Changes in valuation allowances	—	—	—	—	—	—
Nontaxable or nondeductible items
Employee benefits and related	1.7	1.3%	2.2	1.4%	1.7	1.5%
Other nontaxable or nondeductible items	1.0	0.7%	1.4	0.9%	0.9	0.8%
Changes in unrecognized tax benefits	(1.7)	(1.3)%	(0.1)	(0.1)%	(0.5)	(0.4)%
Effective tax rate	$25.6	19.0%	$22.8	14.7%	$12.1	11.0%

(1) State taxes in Connecticut and Utah contributed to the majority of the tax effect in this category for the year ended December 31, 2025. State taxes in California and Utah contributed to the majority of the tax effect in this category for the year ended December 31, 2024. State taxes in Massachusetts and Utah contributed to the majority of the tax effect in this category for the year ended December 31, 2023.

We do not provide for additional income or withholding taxes for any undistributed foreign earnings as we do not currently have any specific plans to repatriate funds from our international subsidiaries; however, we may do so in the future if a dividend can be remitted with no material tax impact. As of December 31, 2025, we have approximately $204.0 million of unremitted foreign earnings that we intend to keep indefinitely reinvested. Additionally, due to withholding tax, basis computations and other tax related considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

The table below provides income taxes paid (net of refunds received) for the years ended December 31, 2025, 2024 and 2023:

(In millions)	2025	2024	2023
Jurisdiction
Federal	$0.6	$32.8	$50.7
State
California	1.3	—	—
Connecticut	0.5	—	—
Other	0.6	2.1	3.0
Foreign
Spain	2.7	5.7	4.8
Luxembourg	0.7	—	—
Other	0.9	1.6	0.6
Total income taxes paid/(refund)	$7.3	$42.2	$59.1

The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, requiring a minimum effective tax rate of 15%, are effective for tax years beginning on or after January 1, 2024. Under Pillar Two, a top-up tax will be required for certain jurisdictions whose effective tax rate falls below the 15% minimum rate. Although the U.S. has not yet enacted legislation to adopt Pillar Two, nearly all European Union member states have enacted the Pillar Two legislation. After considering the applicable tax law changes associated with Pillar Two legislation, we determined there was no material impact to our provision for income taxes for the 12 months ended December 31, 2025. The Company will continue to monitor for additional guidance and legislative changes related to Pillar Two in the jurisdictions where we operate.

Deferred Income Taxes

Deferred income taxes result from tax attributes including foreign tax credits, net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 31, 2025 and 2024 are:

(In millions)	2025	2024
Assets
Net operating loss carryforwards	$83.6	$76.0
Tax credit carryforwards	11.7	10.3
Stock-based compensation	7.4	7.7
Other comprehensive income	—	1.4
Inventory reserves	7.8	10.8
Right of use liability	5.9	6.0
Capitalized research and development expenditures	41.9	43.8
Reserves and other	10.6	11.2
Subtotal	168.9	167.2
Valuation allowance	(10.7)	(13.7)
Total assets	$158.2	$153.5

Liabilities
Accelerated depreciation	(165.7)	(164.1)
Accelerated amortization	(23.1)	(18.8)
Right of use asset	(5.9)	(6.0)
Other	(10.8)	(5.9)
Total liabilities	(205.5)	$(194.8)
Net deferred tax liabilities	$(47.3)	$(41.3)

Deferred tax assets and deferred tax liabilities as presented in the Consolidated Balance Sheets as of December 31, 2025 and 2024 are as follows and are recorded in other assets and deferred income taxes in the Consolidated Balance Sheets:

(In millions)	2025	2024
Long-term deferred tax assets, net	$39.4	$39.9
Long-term deferred tax liability, net	(86.7)	(81.2)
Net deferred tax liabilities	$(47.3)	$(41.3)

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The valuation allowance as of December 31, 2025 relates to certain U.S. and foreign tax attributes for which we have determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained. The valuation allowance decreased by $3.0 million in 2025 primarily as a result of changes in the realization of deferred tax assets in a foreign jurisdiction. The net change in the total valuation allowance for the years ended December 31, 2025 and 2024, was a decrease of $3.0 million and an increase of $6.2 million, respectively.

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

Net Operating Loss & Tax Credit Carryforwards

At December 31, 2025, we had tax credit carryforwards for U.S. state tax purposes of $11.4 million available to offset future income taxes. These credits will begin to expire if not utilized in 2026. We also had net operating loss carryforwards for U.S. state and foreign income tax purposes of $2.8 million and $333.2 million, respectively, for which there were foreign valuation allowances of $11.7 million as of December 31, 2025. Our foreign net operating losses can be carried forward without limitation in Belgium, Germany, France, Luxembourg, Morocco, and the U.K. We have a valuation allowance against certain foreign net operating losses for which the Company believes it is not more likely than not that the net operating losses will be utilized.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2025 relate to U.S. federal and various state jurisdictions.

The following table summarizes the activity related to our unrecognized tax benefits.

	Unrecognized Tax Benefits
(In millions)	2025	2024	2023
Balance as of January 1,	$2.8	$2.4	$2.5
Additions based on tax positions related to the current year	0.3	0.5	0.4
Expiration of the statute of limitations for the assessment of taxes	(1.7)	(0.1)	(0.5)
Balance as of December 31,	$1.4	$2.8	$2.4

We had unrecognized tax benefits of $1.4 million at December 31, 2025, of which $1.4 million, if recognized, would impact our annual effective tax rate. In addition, we recognize interest accrued related to unrecognized tax benefits as a component of interest expense and penalties as a component of income tax expense in the Consolidated Statements of Operations. The Company did not recognize any interest expense or penalties related to the above unrecognized tax benefits in 2025 and 2024. The Company had no accrued interest as of December 31, 2025 and 2024.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years in major jurisdictions that remain open to examination are the U.S. (2022 onward for Federal purposes and 2021 onward for state purposes), Austria (2020 onward), Belgium (2016 onward), France (2022 onward), Spain (2021 onward), Germany (2022 onward), Luxembourg (2020 onward), and the U.K. (2021 onward). We are currently under examination in certain state and foreign tax jurisdictions.

Note 10 — Capital Stock

Common Stock Outstanding

Common stock outstanding as of December 31, 2025, 2024 and 2023 was as follows:

(Number of shares in millions)	2025	2024	2023
Common stock:
Balance, beginning of year	111.6	110.8	110.4
Activity under stock plans	0.5	0.8	0.4
Balance, end of year	112.1	111.6	110.8
Treasury stock:
Balance, beginning of year	30.6	26.7	26.2
Repurchased	5.8	3.9	0.5
Balance, end of year	36.4	30.6	26.7
Common stock outstanding	75.7	81.0	84.1

On February 19, 2024, the Board approved a $300 million share repurchase plan (the “2024 Share Repurchase Plan”). As of December 31, 2025, the 2024 Share Repurchase Plan was fully utilized. The repurchases of the Company’s common stock under the 2024 Share Repurchase Plan were made in open market transactions, block transactions, privately negotiated purchase transactions or other purchase techniques at the discretion of management based upon consideration of market, business, legal, accounting, and other factors.

On October 22, 2025, the Board approved an additional $600 million share repurchase plan (the "2025 Share Repurchase Plan"), and, as part of the 2025 Share Repurchase Plan, the Company entered into accelerated share repurchase agreements (the "ASR") to purchase an aggregate of $350 million of the Company's common stock. On October 24, 2025, the Company paid Bank of America, N.A. (“Bank of America”) and Goldman Sachs & Co. LLC (together with Bank of America, the “Counterparties”) an aggregate amount of $350 million and received an initial delivery of approximately 3.95 million shares of the Company's common stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $70.95 per share. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. Upon final settlement of the ASR, under certain circumstances, each of the Counterparties may be required to deliver additional shares of common stock, or the Company may be required to deliver shares of common stock or to make a cash payment, at its election, to the Counterparties. The final settlement of each transaction under the ASR Agreements is scheduled to occur in the first quarter of 2026 and in each case may be accelerated at the option of the applicable Counterparty.

In connection with the ASR, on October 21, 2025, the Company provided notice to the lenders pursuant to the Credit Agreement to borrow $350.0 million under the Facility to fund the initial settlement of the ASR.

During the year ended December 31, 2025, we repurchased 5,720,616 shares of common stock, including the shares purchased pursuant to the ASR, under both repurchase plans at a cost of $454.3 million, including sales commissions and excise taxes, leaving approximately $380.6 million available for additional repurchases under the 2025 Share Repurchase Plan. The acquisition of these shares was accounted for under the treasury stock method.

Dividends per share of common stock for 2025 and 2024 were $0.68 and $0.60, respectively. For the years ended December 31, 2025 and 2024, we paid $53.9 million and $49.3 million in dividends for each year, respectively.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the years ended December 31, 2025, 2024 and 2023:

(In millions)	2025	2024	2023
Consolidated Net Sales	$1,893.9	$1,903.0	$1,789.0
Commercial Aerospace	1,146.9	1,194.2	1,068.2
Defense, Space & Other	747.0	708.8	720.8

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Consolidated Balance Sheets as a component of current assets. The activity related to contract assets is as follows:

	Composite	Engineered
(In millions)	Materials	Products	Total
Opening adjustment - January 1, 2023	$9.1	$22.9	$32.0
Net revenue billed	(0.8)	(6.1)	(6.9)
Balance at December 31, 2023	$8.3	$16.8	$25.1
Net revenue billed	0.8	3.9	4.7
Balance at December 31, 2024	$9.1	$20.7	$29.8
Net revenue billed	2.3	3.8	6.1
Balance at December 31, 2025	$11.4	$24.5	$35.9

Contract assets as of December 31, 2025, will be billed and reclassified to accounts receivable during 2026. Accounts receivable, net, includes amounts billed to customers where the right to payment is unconditional.

Note 12 — Restructuring

We recognized restructuring charges of $28.4 million for the year ended December 31, 2025 primarily related to severance and impairments. Anticipated future cash payments as of December 31, 2025 were $5.5 million.

We recognized restructuring charges of $2.3 million and $0.8 million for the years ended December 31, 2024 and December 31, 2023, respectively, primarily related to severance and asset impairments. Restructuring charges are recorded in Other Operating Expense on the Consolidated Statements of Operations.

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2024	Charge	FX Impact	Paid	Non-Cash	2025
Employee termination	$1.5	$21.7	$0.1	$(20.8)	$—	$2.5
Impairment and other	—	6.7	—	—	(3.7)	$3.0
Total	$1.5	$28.4	$0.1	$(20.8)	$(3.7)	$5.5

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2023	Charge	FX Impact	Paid	Non-Cash	2024
Employee termination	$1.2	$2.3	$(0.2)	$(2.2)	$0.4	$1.5
Impairment and other	—	—	—	—	—	—
Total	$1.2	$2.3	$(0.2)	$(2.2)	$0.4	$1.5

	December 31,	Restructuring		Cash		December 31,
(In Millions)	2022	Charge	FX Impact	Paid	Non-Cash	2023
Employee termination	$5.4	$0.5	$—	$(4.7)	$—	$1.2
Impairment and other	—	0.3	—	—	(0.3)	—
Total	$5.4	$0.8	$(0.2)	$(4.7)	$(0.3)	$1.2

Note 13 — Stock-Based Compensation

The following table details the stock-based compensation expense by type of award for the years ended December 31, 2025, 2024 and 2023:

(In millions)	2025	2024	2023
Non-qualified stock options	$3.6	$4.6	$4.5
Restricted stock, service based (“RSUs”)	8.8	8.4	7.7
Restricted stock, performance based (“PRSUs”)	1.2	8.4	8.0
Employee stock purchase plan	0.8	0.8	0.7
Stock-based compensation expense	$14.4	$22.2	$20.9
Tax benefit from stock exercised and converted during the period	$0.9	$6.7	$2.5

Non-Qualified Stock Options

Non-qualified stock options (“NQOs”) have been granted to our employees and directors under our stock compensation plan. Options granted generally vest over three years and expire ten years from the date of grant.

A summary of option activity under the plan for the three years ended December 31, 2025 is as follows:

	Number of	Weighted-	Remaining
	Options	Average	Contractual Life
	(In millions)	Exercise Price	(in years)
Outstanding at December 31, 2022	1.8	$52.01	5.7
Options granted	0.2	$68.79	—
Options exercised	(0.2)	$42.95	—
Outstanding at December 31, 2023	1.8	$54.58	5.4
Options granted	0.3	$65.76	—
Options exercised	(0.3)	$45.53	-
Outstanding at December 31, 2024	1.8	$57.54	5.0
Options granted	0.1	$66.83	—
Options exercised	(0.2)	$48.62	—
Outstanding at December 31, 2025	1.7	$58.70	4.4

	Year Ended December 31,
(In millions, except weighted average exercise price)	2025	2024
Aggregate intrinsic value of outstanding options	$26.2	$14.2
Aggregate intrinsic value of exercisable options	$23.5	$13.5
Total intrinsic value of options exercised	$2.7	$5.6
Total number of options exercisable	1.4	1.3
Weighted average exercise price of options exercisable	$56.57	$55.35
Total unrecognized compensation cost on non-vested options (a)	$3.0	$2.9

(a)
Unrecognized compensation cost relates to non-vested stock options and is expected to be recognized over the remaining vesting period ranging from one year to three years.

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Risk-free interest rate	4.40%	3.98%--4.53%	3.51%
Expected option life (in years)	6.08	6.09	6.05
Dividend yield	1.0%	0.9%	0.7%
Volatility	36.50%	33.23%--34.53%	37.14%
Weighted-average fair value per option granted	$26.27	$24.32	$26.81

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

Restricted Stock Units — Service Based

As of December 31, 2025, a total of 387,418 shares of service based restricted stock units were outstanding, which vest based on years of service under the 2003 and 2013 incentive stock plan. RSUs are granted to key employees, executives, and directors of the Company. The fair value of the RSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. The stock-based compensation expense recognized is based on an estimate of shares ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The total compensation expense related to awards granted to retirement-eligible employees is recognized on the grant date.

The table presented below provides a summary of the Company’s RSU activity for the years ended December 31, 2025, 2024 and 2023:

	RSUs	Weighted-Average
	Number of (In millions)	Fair Value Grant Date
Outstanding at December 31, 2022	0.5	$46.93
RSUs granted	0.1	$67.69
RSUs issued	(0.1)	$53.05
Outstanding at December 31, 2023	0.5	$50.41
RSUs granted	0.1	$66.02
RSUs issued	(0.2)	$48.22
Outstanding at December 31, 2024	0.4	$57.48
RSUs granted	0.2	$63.96
RSUs issued	(0.2)	$58.00
Outstanding at December 31, 2025	0.4	$59.31

As of December 31, 2025, there was total unrecognized compensation cost related to non-vested RSUs of $7.2 million, which is to be recognized over the remaining vesting period ranging from one year to three years.

Restricted Stock Units — Performance Based

As of December 31, 2025, a total of 418,475 shares of performance based restricted stock units were outstanding under the 2003 and 2013 incentive stock plan. The total amount of PRSUs that will ultimately vest is based on the achievement of various financial performance targets set forth by the Company’s Compensation Committee on the date of grant. PRSUs are based on a three-year performance period. The stock-based compensation expense related to awards granted to retirement-eligible employees is expensed on the grant date and is trued up as projections change. The fair value of the PRSU is based on the closing market price of the Company’s common stock on the date of grant and is amortized straight-line over the total three-year period. A change in the performance measure expected to be achieved is recorded as an adjustment in the period in which the change occurs.

The table presented below provides a summary, of the Company’s PRSU activity, at original grant amounts, for the years ended December 31, 2025, 2024, and 2023:

		Weighted-
	Number of	Average
	PRSUs	Grant Date
	(In millions)	Fair Value
Outstanding at December 31, 2022	0.4	$53.71
PRSUs granted	0.1	$68.79
PRSUs issued	—	$—
PRSUs cancelled	(0.1)	$73.75
Outstanding at December 31, 2023	0.4	$53.19
PRSUs granted	0.3	$58.72
PRSUs issued	(0.3)	$45.05
PRSUs cancelled	—	$—
Outstanding at December 31, 2024	0.4	$62.56
PRSUs granted	0.1	$69.96
PRSUs issued	(0.1)	$52.17
PRSUs cancelled	—	$—
Outstanding at December 31, 2025	0.4	$62.56

As of December 31, 2025, there was total unrecognized compensation cost related to non-vested PRSUs of $5.6 million, which is to be recognized over the remaining vesting period ranging from one year to three years. The final amount of compensation cost to be recognized is dependent upon our financial performance.

Stock-Based Compensation Cash Activity

During 2025, 2024, and 2023 cash received from stock option exercises was $5.8 million, $7.1 million and $7.8 million, respectively. We used $5.0 million, $11.3 million and $3.2 million in cash related to the shares withheld to satisfy employee tax obligations for RSUs and PRSUs converted during the years ended December 31, 2025, 2024 and 2023, respectively.

We classify the cash flows resulting from these tax benefits as financing cash flows. We either issue new shares of our common stock or utilize treasury shares upon the exercise of stock options or the conversion of stock units.

Shares Authorized for Grant

In 2019, an amendment to the Hexcel Corporation 2013 Incentive Stock Plan (the “Plan”) was adopted that increased the number of shares of the Company’s common stock authorized for issuance under the Plan by 3,300,000 shares. As of December 31, 2025, an aggregate of 1.9 million shares were authorized for future grant under our stock plan, which covers stock options, RSUs, PRSUs and at the discretion of Hexcel, could result in the issuance of other types of stock-based awards.

Employee Stock Purchase Plan (“ESPP”)

The Company offers an ESPP, which allowed for eligible employees to contribute up to 10% of their base earnings, to a maximum of $25,000 in a calendar year, toward the quarterly purchase of our common stock at a purchase price equal to 85% of the fair market value of the common stock. There were 101,387, 80,589, and 73,809 ESPP shares purchased in 2025, 2024 and 2023, respectively.

Note 14 — Net Income Per Common Share

Computations of basic and diluted net income per common share for the years ended December 31, 2025, 2024 and 2023, are as follows:

(In millions, except per share data)	2025	2024	2023
Basic net income per common share:
Net income	$109.4	$132.1	$105.7
Weighted average common shares outstanding	79.5	82.3	84.6
Basic net income per common share	$1.38	$1.61	$1.25

Diluted net income per common share:
Weighted average common shares outstanding — Basic	79.5	82.3	84.6
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.4	0.5
Stock options	0.2	0.3	0.4
Weighted average common shares outstanding — Dilutive	80.0	83.0	85.5
Dilutive net income per common share	$1.37	$1.59	$1.24

Anti-dilutive shares outstanding, excluded from computation	1.0	0.9	0.3

Note 15 — Derivative Financial Instruments

The Company entered into treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 5.875% Senior Unsecured Notes. These hedges were designated as cash flow hedges, thus any change in fair value was recorded as a component of other comprehensive income. As part of the issuance of our 5.875% Senior Unsecured Notes, we net settled these derivatives for $3.6 million in cash and the deferred gains recorded in other comprehensive income will be released to interest expense over the life of the senior notes. The remaining balance of deferred gains as of December 31, 2025 was approximately $3.3 million. The effect of the settled treasury locks reduces the effective interest rate of the senior notes by approximately 0.10%.

Cross Currency and Interest Rate Swap Agreements

In November 2020, we entered into a cross currency and interest rate swap which was designated as a cash flow hedge of a €270 million, 5-year amortizing, intercompany loan between one of our European subsidiaries and the U.S. parent company. Changes in the spot exchange rate were recorded to the general ledger and offset the fair value re-measurement of the hedged item. The net difference in the interest rates coupons was recorded as a credit to interest expense. The derivative swapped €270 million bearing interest at a fixed rate of 0.30% for $319.9 million at a fixed rate interest of 1.115%. The interest coupons settled semi-annually. The principal amortized each year on November 15, as follows: for years 1 through 4, beginning November 15, 2021, €50 million versus $59.2 million, and the final settlement on November 15, 2025 of €70 million versus $82.9 million.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through June 2028. The aggregate notional amount of these contracts was $403.4 million at December 31, 2025 and $386.4 million at December 31, 2024. The purpose of these contracts is to hedge a portion of the forecasted transactions of European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges was gains of $33.6 million, losses of $19.3 million, and gains of $10.5 million, for the years ended December 31, 2025, 2024 and 2023, respectively, and are recorded in other comprehensive (loss) income.

The fair values of outstanding derivative financial instruments as of December 31, 2025 and December 31, 2024 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Derivative Products
Foreign currency forward exchange contracts	$10.7	$1.5	4.0	$0.1	$0.2	$6.8	$0.3	$5.2
Undesignated hedges	—	—	—	—	—	0.1	—	—
Commodity swaps	—	—	—	—	3.6	1.1	0.5	0.3
Cross currency and interest rate swap	—	13.9	—	—	—	—	—	—
Total Derivative Products	$10.7	$15.4	$4.0	$0.1	$3.8	$8.0	$0.8	$5.5

During the years ended December 31, 2025 and 2024, the net impact for the hedges recognized in sales was a gain of $8.9 million and a loss of $1.5 million, respectively. For the two years ended December 31, 2025 and 2024, hedge ineffectiveness was immaterial.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the years ended December 31, 2025, 2024 and 2023, we recognized net foreign exchange losses of $1.8 million, gains of $4.0 million, and gains of $1.4 million, respectively, in the Consolidated Statements of Operations. The carrying amount of the contracts for asset and liability derivatives not designated as hedging instruments was $0.1 million of current liabilities on our Consolidated Balance Sheets at December 31, 2025.

The activity, net of tax, in accumulated other comprehensive loss related to foreign currency forward exchange contracts for the years ended December 31, 2025, 2024 and 2023 was as follows:

(In millions)	2025	2024	2023
Unrealized gain (loss) at beginning of period, net of tax	$(7.9)	$5.2	$(10.5)
Loss reclassified to net sales	(6.6)	1.1	8.0
(Decrease) increase in fair value	25.0	(14.2)	7.7
Unrealized gain (loss) at end of period, net of taxes	$10.5	$(7.9)	$5.2

Unrealized gains of $10.6 million recorded in accumulated other comprehensive loss, net of tax of $2.8 million, as of December 31, 2025 are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded. The impact of credit risk adjustments was immaterial for the three years.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of December 31, 2025, the Company had commodity swap agreements with a notional value of $11.4 million. The swaps mature monthly through October 2027. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items. The fair value of the commodity swap agreements was a liability of $4.2 million (of which $0.5 million was recorded in long term liabilities) at December 31, 2025 and a liability of $1.3 million (of which $0.3 million was recorded in long term liabilities) at December 31, 2024.

Note 16 — Commitments and Contingencies

We are involved in litigation, investigations and claims arising out of the normal conduct of our business, including those relating to commercial transactions, environmental, employment and health and safety matters. While it is impossible to predict the ultimate resolution of litigation, investigations and claims asserted against us, we believe, based upon our examination of currently available information, our experience to date, and advice from legal counsel, that, after taking into account our existing insurance coverage and amounts already provided for, the currently pending legal proceedings against us are neither probable and/or reasonably estimable of having a material impact on our consolidated results of operations, financial position or cash flows.

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

On December 16, 2022, the EPA lodged a Consent Decree with the U.S. District Court for the District of New Jersey requesting court approval of a $150 million settlement of the EPA’s CERCLA claims against Hexcel and 83 other PRPs for costs related to alleged contamination of the upper and lower portions of the Lower Passaic River. The 84 PRPs have collectively placed $150 million in escrow, pending District Court approval of the Consent Decree. In December 2024, the District Court granted the issuance of the Consent Decree, however, this decision has been appealed. Briefing on the appeal was completed in January 2026.

Environmental remediation reserve activity for the three years ended December 31, 2025, 2024 and 2023 was as follows:

(In millions)	2025	2024	2023
Beginning remediation accrual balance	$0.3	$0.7	$0.8
Current period expenses	—	—	0.3
Cash expenditures	(0.2)	(0.4)	(0.4)
Ending remediation accrual balance	$0.1	$0.3	$0.7

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of December 31, 2025 and December 31, 2024, our aggregate environmental related accruals were $0.1 million and $0.3 million, respectively. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

Warranty expense for the years ended December 31, 2025, 2024 and 2023 and accrued warranty cost, included in “other accrued liabilities” in the Consolidated Balance Sheets were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2022	$3.1
Warranty expense	3.3
Deductions and other	(3.6)
Balance as of December 31, 2023	$2.8
Warranty expense	2.9
Deductions and other	(3.3)
Balance as of December 31, 2024	$2.4
Warranty expense	3.0
Deductions and other	(2.4)
Balance as of December 31, 2025	$3.0

Purchase Obligations

At December 31, 2025, purchase commitments were $18.4 million for 2026, $14.2 million for 2027, $6.3 million for 2028, $5.7 million for 2029, $5.6 million for 2030, and $38.1 million thereafter.

Note 17 — Accumulated Other Comprehensive Loss

Comprehensive income represents net income and other gains and losses affecting stockholders’ equity that are not reflected in the Consolidated Statements of Operations.

The components of accumulated other comprehensive loss as of December 31, 2025 and 2024 were as follows:

	Unrecognized Net Defined Benefit	Change in Fair Value of Derivatives	Foreign Currency
(In millions)	Plan Costs	Products	Translation	Total
Balance at December 31, 2023	$1.0	$5.7	$(80.8)	$(74.1)
Other comprehensive income (loss) before reclassifications	(1.4)	(16.1)	(29.1)	(46.6)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	6.0	—	5.7
Other comprehensive income (loss)	(1.7)	(10.1)	(29.1)	(40.9)
Balance at December 31, 2024	$(0.7)	$(4.4)	$(109.9)	$(115.0)
Other comprehensive (loss) income before reclassifications	1.5	14.7	87.0	103.2
Amounts reclassified from accumulated other comprehensive loss	(1.9)	0.8	—	(1.1)
Other comprehensive loss	(0.4)	15.5	87.0	102.1
Balance at December 31, 2025	$(1.1)	$11.1	$(23.0)	$(12.9)

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$(2.1)	$(1.9)	$(0.4)	$(0.3)	$72.3	$54.3

Derivative Products
Foreign currency forward exchange contracts	(8.9)	(6.6)	1.5	1.1	10.9	8.0
Commodity swaps	2.9	2.3	0.7	0.5	5.3	4.0
Interest rate swaps	6.7	5.1	5.7	4.4	0.7	0.5
Total Derivative Products	$0.7	$0.8	$7.9	$6.0	$16.9	$12.5

Note 18 — Segment Information

We report two segments, Composite Materials and Engineered Products. Corporate and certain other expenses are not allocated to the segments, except to the extent that the expense can be directly attributable to the segment. Corporate & Other is shown to reconcile to Hexcel’s consolidated results. Hexcel’s Chief Executive Officer and President, Thomas C. Gentile III, is the Company’s Chief Operating Decision-Maker ("CODM"). He assesses the performance of the Company’s entire business, as well as the individual segments, and is the ultimate decision maker in allocating resources within the Company. The CODM has leadership teams, organized along the various functions/lines of our business, with whom he regularly reviews and assesses segment operations and performance.

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

The following tables present financial information on our segments as of December 31, 2025, 2024 and 2023 and for the years then ended.

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Year Ended December 31, 2025
Net sales to external customers	$1,516.2	$377.7	$—	$1,893.9
Intersegment sales	79.0	3.8	(82.8)	—
Total sales	1,595.2	381.5	(82.8)	1,893.9
Cost of sales	1,217.6	319.8	(78.3)	1,459.1
Gross margin	377.6	61.7	(4.5)	434.8
Selling, general and administrative expenses	105.2	15.2	48.6	169.0
Research and technology expenses	48.6	4.1	3.7	56.4
Other operating expense	2.8	29.3	5.7	37.8
Operating income (loss)	$221.0	$13.1	$(62.5)	$171.6

Year Ended December 31, 2024
Net sales to external customers	$1,531.0	$372.0	$—	$1,903.0
Intersegment sales	90.0	1.2	(91.2)	—
Total sales	1,621.0	373.2	(91.2)	1,903.0
Cost of sales	1,218.8	299.5	(85.1)	1,433.2
Gross margin	402.2	73.7	(6.1)	469.8
Selling, general and administrative expenses	98.3	21.7	56.6	176.6
Research and technology expenses	48.1	4.7	4.3	57.1
Other operating expense	40.8	7.7	1.5	50.0
Operating income (loss)	$215.0	$39.6	$(68.5)	$186.1

Year Ended December 31, 2023
Net sales to external customers	$1,474.2	$314.8	$—	$1,789.0
Intersegment sales	70.6	2.4	(73.0)	—
Total sales	1,544.8	317.2	(73.0)	1,789.0
Cost of sales	1,165.1	261.1	(70.4)	1,355.8
Gross margin	379.7	56.1	(2.6)	433.2
Selling, general and administrative expenses	95.5	19.0	49.3	163.8
Research and technology expenses	45.1	4.1	3.5	52.7
Other operating expense	1.2	0.2	—	1.4
Operating income (loss)	$237.9	$32.8	$(55.4)	$215.3

(In millions)	Composite Materials	Engineered Products	Corporate & Other	Total
Depreciation and amortization
2025	$109.4	$12.9	$—	$122.3
2024	109.1	14.9	—	124.0
2023	110.4	14.4	—	124.8
Equity in earnings (losses) from affiliated companies
2025	$—	$—	$—	$—
2024	—	—	—	—
2023	—	8.1	—	8.1
Segment assets
2025	$2,066.7	$596.2	$41.1	$2,704.0
2024	2,147.6	541.4	36.6	2,725.6
2023	2,309.3	543.1	66.1	2,918.5
Investments in affiliated companies
2025	$—	$—	$5.0	$5.0
2024	—	—	5.0	5.0
2023	—	—	5.0	5.0
Accrual basis additions to property, plant and equipment
2025	$75.1	$6.1	$—	$81.2
2024	67.1	14.0	—	81.1
2023	70.9	50.7	—	121.6
Stock-based compensation
2025	$5.3	$1.3	$7.8	$14.4
2024	6.1	1.5	14.6	22.2
2023	6.2	1.7	13.0	20.9

Geographic Data

Net sales and long-lived assets, by geographic area, consisted of the following for the three years ended December 31, 2025, 2024 and 2023:

(In millions)	2025	2024	2023
Net Sales by Geography (a):
United States	$997.5	$955.8	$888.2
International
France	331.3	340.8	320.4
Spain	209.5	199.4	183.2
Germany	135.0	149.2	153.6
United Kingdom	162.2	167.8	150.4
Austria	27.0	38.1	56.1
Other	31.4	51.9	37.1
Total international	896.4	947.2	900.8
Total consolidated net sales	$1,893.9	$1,903.0	$1,789.0
Net Sales to External Customers (b):
United States	$813.8	$779.9	$737.5
International
Germany	129.5	141	141.2
France	170.5	170.1	174.7
Spain	136.2	147.7	138.1
United Kingdom	68.6	66.7	65.3
Other	575.3	597.6	532.2
Total international	1,080.1	1,123.1	1,051.5
Total consolidated net sales	$1,893.9	$1,903.0	$1,789.0
Long-lived Assets (c):
United States	$1,342.1	$1,363.8	$1,410.3
International
France	323.7	294.8	322.7
United Kingdom	106.0	99.8	107.2
Spain	45.5	42.4	45.5
Other	59.7	58.2	73.6
Total international	534.9	495.2	549.0
Total consolidated long-lived assets	$1,877.0	$1,859.0	$1,959.3

(a)
Net sales by geography based on the location in which the product sold was manufactured.
(b)
Net sales to external customers based on the location to which the product sold was delivered.
(c)
Long-lived assets primarily consist of property, plant and equipment, net and goodwill at December 31, 2025, 2024 and 2023. Also included are right of use assets related to operating leases.

Significant Customers

Approximately 39%, 40% and 39% of our 2025, 2024 and 2023 net sales, respectively, were to Airbus and its subcontractors and approximately 13%, 15% and 15% of our 2025, 2024 and 2023 net sales, respectively, were to Boeing and its subcontractors.

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

We have no assets or liabilities that utilize Level 3 inputs.

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in 2025 that would reduce the receivable amount owed, if any, to the Company.