Form 10-Q
period 2026-03-31
HEXCEL CORP /DE/
filed 2026-04-22
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2026
COMMON STOCK	75,427,184

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In millions)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$54.1	$71.0
Accounts receivable, net	291.0	249.3
Inventories, net	339.8	328.8
Contract assets	40.4	35.9
Prepaid expenses and other current assets	44.4	45.7
Total current assets	769.7	730.7

Property, plant and equipment	3,311.7	3,322.4
Less accumulated depreciation	(1,718.9)	(1,710.9)
Net property, plant and equipment	1,592.8	1,611.5

Goodwill and other intangible assets, net	237.4	239.8
Investments in affiliated companies	5.0	5.0
Other assets	119.0	117.0
Total assets	$2,723.9	$2,704.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$140.7	$146.6
Accrued compensation and benefits	67.2	79.0
Financial instruments	1.7	3.8
Accrued liabilities	104.1	93.3
Total current liabilities	313.7	322.7

Long-term debt	998.1	993.0
Retirement obligations	27.8	28.4
Deferred income taxes	87.9	86.7
Other non-current liabilities	30.2	22.5
Total liabilities	1,457.7	1,453.3
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 112.5 shares and 112.1 shares issued at March 31, 2026 and December 31, 2025, respectively	1.1	1.1
Additional paid-in capital	992.5	994.9
Retained earnings	2,330.5	2,307.0
Accumulated other comprehensive loss	(30.5)	(12.9)
	3,293.6	3,290.1
Less – Treasury stock, at cost, 37.1 shares at March 31, 2026 and 36.4 shares at December 31, 2025	(2,027.4)	(2,039.4)
Total stockholders' equity	1,266.2	1,250.7
Total liabilities and stockholders' equity	$2,723.9	$2,704.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)
	Quarters Ended March 31,
(In millions, except per share data)	2026	2025
Net sales	$501.5	$456.5
Cost of sales	366.8	354.1
Gross margin	134.7	102.4
Selling, general and administrative expenses	49.4	43.3
Research and development expenses	17.8	13.8
Other operating expense	9.9	1.1
Operating income	57.6	44.2
Interest expense, net	11.8	7.8
Other expense	0.3	0.4
Income before income taxes	45.5	36.0
Income tax expense	8.3	7.1
Net income	$37.2	$28.9
Basic net income per common share	$0.49	$0.36
Diluted net income per common share	$0.49	$0.35
Weighted-average common shares:
Basic	75.9	81.1
Diluted	76.7	81.7

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)
	Quarters Ended March 31,
(In millions)	2026	2025
Net income	$37.2	$28.9
Currency translation adjustments	(13.6)	24.3
Net unrealized pension and other benefit actuarial losses and prior service credits (net of tax)	(0.2)	—
Net unrealized (loss) gain on financial instruments (net of tax)	(3.8)	9.4
Total other comprehensive (loss) income	(17.6)	33.7
Comprehensive income	$19.6	$62.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$37.2	$28.9
Reconciliation to net cash used for operating activities:
Depreciation and amortization	30.4	29.8
Amortization related to financing	0.4	—
Deferred income taxes	3.5	2.7
Stock-based compensation	9.3	9.7
Restructuring expenses, net of payments	3.6	(0.3)
Debt Extinguishment costs	—	0.4
Loss on divestiture of assets	—	1.1
Changes in assets and liabilities:
Increase in accounts receivable	(43.0)	(42.5)
Increase in inventories	(14.3)	(16.8)
Increase in prepaid expenses and other current assets	(6.6)	(5.7)
Decrease (increase) in accounts payable/accrued liabilities	0.8	(32.7)
Other – net	(2.3)	(3.1)
Net cash provided by (used for) operating activities	19.0	(28.5)

Cash flows from investing activities
Capital expenditures	(25.2)	(26.1)
Payments on divestiture of assets	—	(1.1)
Net cash used for investing activities	(25.2)	(27.2)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2028	15.0	90.0
Repayment of senior unsecured credit facility- 2028	(310.0)	—
Borrowing from senior unsecured credit facility - 2031	300.0	—
Redemption of 4.7% senior notes due 2025	—	(300.0)
Proceeds from issuance of 5.875% senior notes due 2035	—	300.0
Issuance costs related to senior unsecured credit facilities	(1.9)	—
Repurchases of common stock	—	(50.4)
Repayment of finance lease obligation and other debt, net	—	(4.2)
Dividends paid	(13.7)	(13.8)
Activity under stock plans	0.3	(3.4)
Net cash (used for) provided by financing activities	(10.3)	18.2
Effect of exchange rate changes on cash and cash equivalents	(0.4)	1.3
Net decrease in cash and cash equivalents	(16.9)	(36.2)
Cash and cash equivalents at beginning of period	71.0	125.4
Cash and cash equivalents at end of period	$54.1	$89.2
Supplemental data:
Accrual basis additions to plant, property and equipment	$17.7	$17.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarters ended March 31, 2026, and March 31, 2025

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2024	$1.1	$970.0	$2,251.5	$(115.0)	$(1,579.7)	$1,527.9
Net income	—	—	28.9	—	—	28.9
Dividends on common stock ($0.17 per share)	—	—	(13.8)	—	—	(13.8)
Repurchases of common stock	—	—	—	—	(50.4)	(50.4)
Change in other comprehensive (loss) income– net of tax	—	—	—	33.7	—	33.7
Stock-based activity	—	11.0	—	—	(4.7)	6.3
Balance, March 31, 2025	$1.1	$981.0	$2,266.6	$(81.3)	$(2,039.3)	$1,532.6

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2025	$1.1	$994.9	$2,307.0	$(12.9)	$(2,039.4)	$1,250.7
Net income	—	—	37.2	—	—	37.2
Dividends on common stock ($0.18 per share)	—	—	(13.7)	—	—	(13.7)
Repurchases of common stock	—	(16.4)	—	—	16.4	—
Change in other comprehensive (loss) income– net of tax	—	—	—	(17.6)	—	(17.6)
Stock-based activity	—	14.0	—	—	(4.4)	9.6
Balance, March 31, 2026	$1.1	$992.5	$2,330.5	$(30.5)	$(2,027.4)	$1,266.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEXCEL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

In these notes, the terms “Hexcel,” “the Company,” “we,” “us,” or “our” mean Hexcel Corporation and subsidiary companies. The accompanying condensed consolidated financial statements are those of Hexcel Corporation. Refer to Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our significant accounting policies.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared from the unaudited accounting records of Hexcel pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments as well as any non-recurring adjustments necessary to present fairly the statement of financial position, results of operations, cash flows and statement of stockholders’ equity for the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the audited 2025 consolidated balance sheet. Interim results are not necessarily indicative of results expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10-K.

Commencing with the first quarter of 2026, we have renamed our Research and Technology ("R&T") function to Research and Development ("R&D").

Note 2 — Net Income Per Common Share

	Quarters Ended March 31,
(In millions, except per share data)	2026	2025
Basic net income per common share:
Net income	$37.2	$28.9
Weighted average common shares outstanding	75.9	81.1

Basic net income per common share	$0.49	$0.36

Diluted net income per common share:
Net income	$37.2	$28.9

Weighted average common shares outstanding — Basic	75.9	81.1
Plus incremental shares from assumed conversions:
Restricted stock units	0.5	0.4
Stock options	0.4	0.2
Weighted average common shares outstanding — Dilutive	76.7	81.7

Diluted net income per common share	$0.49	$0.35

Total common stock equivalents of 0.2 million and 1.1 million were excluded from the computation of diluted net income per share for the three months ended March 31, 2026 and 2025, respectively, because to include would have been anti-dilutive.

Note 3 — Inventories

(In millions)	March 31, 2026	December 31, 2025
Raw materials	$172.3	$150.7
Work in progress	40.0	42.3
Finished goods	127.5	135.8
Total Inventory	$339.8	$328.8

Note 4 — Retirement and Other Postretirement Benefit Plans

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

Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former employees that are funded as benefits are incurred. Expense related to the defined benefit retirement plans for the three months ended March 31, 2026 and 2025 was $0.4 million and $0.5 million, respectively.

Postretirement Health Care and Life Insurance Benefit Plans

We provide certain postretirement health care and life insurance benefits to eligible retirees. Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996. Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the three months ended March 31, 2026 and 2025 were immaterial.

Note 5 –– Debt

(In millions)	March 31, 2026	December 31, 2025
Senior Unsecured credit facility	$300.0	$295.0
3.95% senior notes --- due 2027	400.0	400.0
5.875% senior notes --- due 2035	300.0	300.0
Senior notes --- original issue discount	(0.2)	(0.2)
Senior notes --- deferred financing costs	(3.7)	(3.9)
Non-current portion of finance lease and other debt	2.0	2.1
Long-term debt	998.1	993.0
Total debt	$998.1	$993.0

On March 31, 2026, the Company entered into a new credit agreement (the “Credit Agreement”) to refinance its senior unsecured credit facility (the “Facility”). Under the terms of the Credit Agreement the borrowing capacity will remain at $750 million. The Facility matures on March 31, 2031. In connection with the refinancing, the Company incurred approximately $1.9 million in financing costs which were deferred and will be amortized over the term of the Facility. In addition, the Company recorded a charge of approximately $0.3 million in Other expense on the Condensed Consolidated Statements of Operations for closing costs related to the refinancing.

Borrowings under the Facility will bear interest, at Hexcel’s option, for SOFR rate borrowings at (i) an Adjusted Term SOFR rate (subject to a 0.00% floor), where such “Adjusted Term SOFR” rate is equal to the Term SOFR rate for the applicable interest period, plus the Applicable Margin or (ii) for base rate borrowings, the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the Adjusted Term SOFR rate (subject to a 0.00% floor) for a one-month interest period plus 1.00%, in each case plus the Applicable Margin. The “Applicable Margin” initially was 1.125% for SOFR rate borrowings and 0.125% for base rate borrowings, and after the date on which the Agent receives a compliance certificate for the fiscal quarter ending March 31, 2026, can fluctuate, determined by reference to the more favorable to Hexcel of its (x) public debt rating and (y) consolidated leverage ratio, as specified in the Credit Agreement. Up to $50 million of the Facility may be used for letters of credit. The Credit Agreement enables Hexcel, from time to time, to add term loans or to increase the revolving credit commitment in an aggregate amount not to exceed $500 million.

As of March 31, 2026, total borrowings under the Facility were $300.0 million, which approximates fair value. The proceeds from these borrowings were used to repay all amounts and terminate all commitments outstanding under the previous credit agreement which was scheduled to expire on April 25, 2028. As of March 31, 2026, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $450.0 million. The weighted average interest rate for the Facility was 5.0% for the three months ended March 31, 2026. The Company was in compliance with all debt covenants as of March 31, 2026.

During the first quarter of 2025, the Company issued $300 million in aggregate principal amount of 5.875% Senior Unsecured Notes due in 2035. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 7.875%. Interest on the notes will be payable semiannually in arrears on February 26th and August 26th of each year, beginning on August 26, 2025. The effective interest rate for the three months ended March 31, 2026 was 6.0% inclusive of an approximately 0.10% benefit of treasury locks. Based on quoted prices, the fair value of the 5.875% Senior Unsecured Notes was $308.3 million at March 31, 2026.

In 2017, the Company issued $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes due in 2027. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 5.95%. The effective interest rate for the three months ended March 31, 2026 was 4.0% inclusive of an approximately 0.25% benefit of treasury locks. Based on quoted prices, the fair value of the 3.95% Senior Unsecured Notes was $398.7 million at March 31, 2026.

Note 6 — Derivative Financial Instruments

The Company entered into treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 5.875% Senior Unsecured Notes. These hedges were designated as cash flow hedges, thus any change in fair value was recorded as a component of other comprehensive income (loss). As part of the issuance of our 5.875% Senior Unsecured Notes, we net settled these derivatives for $3.6 million in cash and the deferred gains recorded in other comprehensive income (loss) will be released to interest expense over the life of the senior notes. The remaining balance of deferred gains as of March 31, 2026 was approximately $3.2 million. The effect of the settled treasury locks reduces the effective interest rate of the senior notes by approximately 0.10%.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through September 2028. The aggregate notional amount of these contracts was $380.7 million and $403.4 million at March 31, 2026 and December 31, 2025, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, losses of $7.7 million were recorded in other comprehensive (loss) income for the three months ended March 31, 2026, and gains of $11.9 million were recorded for the three months ended March 31, 2025. We recognized gains of $3.9 million and losses of $1.6 million in gross margin during the three months ended March 31, 2026 and 2025, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the Statement of Operations. There are no credit contingency features in these derivatives. During the quarters ended March 31, 2026 and 2025, we recognized net foreign exchange gains of $0.3 million and losses of $0.1 million, respectively, in the Condensed Consolidated Statements of Operations. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive loss for the quarters ended March 31, 2026 and March 31, 2025 was as follows:

	Quarters Ended March 31,
(In millions)	2026	2025
Unrealized gains (losses) at beginning of period, net of tax	$10.5	$(7.9)
Losses reclassified to net sales	(3.0)	1.1
(Decrease) increase in fair value	(5.6)	8.9
Unrealized gains at end of period, net of tax	$1.9	$2.1

Unrealized gains of $3.9 million recorded in accumulated other comprehensive loss, less taxes of $1.0 million, as of March 31, 2026, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of March 31, 2026, we had commodity swap agreements with a notional value of $14.8 million. The swaps mature monthly through December 2027. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items.

The fair value of outstanding derivative financial instruments as of March 31, 2026 and December 31, 2025 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivative Products
Foreign currency forward exchange contracts	$5.3	$10.7	$1.2	$4.0	$1.7	$0.2	$2.3	$0.3
Commodity swaps	2.5	—	0.4	—	—	3.6	0.1	0.5
Total Derivative Products	$7.8	$10.7	$1.6	$4.0	$1.7	$3.8	$2.4	$0.8

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2026 that would reduce the receivable amount owed, if any, to the Company.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the three months ended March 31, 2026 and 2025:

	Quarters Ended March 31,
(In millions)	2026	2025
Consolidated Net Sales	$501.5	$456.5
Commercial Aerospace	332.7	280.1
Defense, Space & Other	168.8	176.4

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the three months ended March 31, 2026 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2025	$11.4	$24.5	$35.9
Net revenue billed	1.2	3.3	4.5
Balance at March 31, 2026	$12.6	$27.8	$40.4

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

Financial information for our operating segments for the three months ended March 31, 2026 and 2025 was as follows:

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended March 31, 2026
Net sales to external customers	$398.8	$102.7	$-	$501.5
Intersegment sales	28.4	1.6	(30.0)	-
Total sales	427.2	104.3	(30.0)	501.5
Cost of sales	313.3	83.5	(30.0)	366.8
Gross margin	113.9	20.8	-	134.7
Selling, general and administrative expenses	22.3	4.1	23.0	49.4
Research and development expenses	16.2	1.5	0.1	17.8
Other operating expense	5.7	-	4.2	9.9
Operating income (loss)	$69.7	$15.2	$(27.3)	$57.6

Depreciation and amortization	$27.2	$3.2	$-	$30.4
Stock-based compensation	3.4	0.8	5.1	9.3
Accrual basis additions to capital expenditures	16.0	1.7	-	17.7

Quarter Ended March 31, 2025
Net sales to external customers	$365.3	$91.2	$-	$456.5
Intersegment sales	20.1	0.3	(20.4)	-
Total sales	$385.4	$91.5	$(20.4)	$456.5
Cost of sales	293.5	79.9	(19.3)	354.1
Gross margin	91.9	11.6	(1.1)	102.4
Selling, general and administrative expenses	25.5	4.3	13.5	43.3
Research and development expenses	11.8	1.1	0.9	13.8
Other operating expense	-	1.1	-	1.1
Operating income (loss)	54.6	5.1	(15.5)	44.2

Depreciation and amortization	$26.6	$3.2	$-	$29.8
Stock-based compensation	3.0	0.8	5.9	9.7
Accrual basis additions to capital expenditures	15.5	1.6	-	17.1

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2025	$89.9	$149.9	$239.8
Amortization expense	(0.4)	(1.0)	(1.4)
Currency translation adjustments	(1.0)	-	(1.0)
Balance at March 31, 2026	$88.5	$148.9	$237.4

At March 31, 2026, the balance of goodwill and intangible assets was $190.7 million and $46.7 million, respectively.

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Segment assets
March 31, 2026	$2,062.4	$615.0	$46.5	$2,723.9
December 31, 2025	2,066.7	596.2	41.1	2,704.0

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of March 31, 2026 and December 31, 2025 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2025	$(1.1)	$11.1	$(22.9)	$(12.9)
Other comprehensive loss before reclassifications	(0.2)	(1.3)	(13.6)	(15.1)
Amounts reclassified from accumulated other comprehensive loss	-	(2.5)	-	(2.5)
Other comprehensive loss	(0.2)	(3.8)	(13.6)	(17.6)
Balance at March 31, 2026	$(1.3)	$7.3	$(36.5)	$(30.5)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amounts of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 were as follows:

	Quarter Ended March 31, 2026		Quarter Ended March 31, 2025
(In millions)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax (gain) loss	Net of tax (gain) loss
Derivative Products
Foreign currency forward exchange contracts	(3.9)	(3.0)	1.6	1.1
Commodity swaps	0.6	0.5	(0.2)	(0.1)
Interest rate swaps	—	—	2.7	2.1
Total Derivative Products	$(3.3)	$(2.5)	$4.1	$3.1

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of both March 31, 2026 and December 31, 2025, our aggregate environmental related accruals were $0.1 million. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the three months ended March 31, 2026, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2025	$3.0
Warranty expense	1.1
Deductions and other	(1.1)
Balance as of March 31, 2026	$3.0

Note 12 — Restructuring

During the first quarter of 2026, we incurred restructuring expenses of $5.5 million related to the Leicester, UK facility. Anticipated future cash payments as of March 31, 2026 were $6.9 million.

		Activity for the Quarter Ended March 31, 2026
	December 31,	Restructuring		Cash		March 31,
(In Millions)	2025	Charge	FX Impact	Paid	Non-Cash	2026
Employee termination	$2.5	$2.2	$(0.1)	$(1.8)	$—	$2.8
Impairment and other	3.0	3.3	(0.1)	—	(2.1)	4.1
Total	$5.5	$5.5	$(0.2)	$(1.8)	$(2.1)	6.9

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

On October 22, 2025, the Board approved an additional $600 million share repurchase plan (the "2025 Share Repurchase Plan"), and, as part of the 2025 Share Repurchase Plan, the Company entered into accelerated share repurchase agreements (the "ASR") to purchase an aggregate of $350 million of the Company's common stock. On October 24, 2025, the Company paid Bank of America, N.A. (“Bank of America”) and Goldman Sachs & Co. LLC (together with Bank of America, the “Counterparties”) an aggregate amount of $350 million and received an initial delivery of approximately 3.95 million shares of the Company's common stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $70.95 per share, which was the closing price of our common stock on October 24, 2025.

The final settlement under the ASR program with Bank of America occurred on February 27, 2026 and with Goldman Sachs & Co. LLC on March 3, 2026, at which time we received additional shares of approximately 0.57 million. In total, we received 4.52 million shares under the ASR agreement. The total shares received were calculated based on a price per share of $77.38 per share which was based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements.

As of March 31, 2026, the Company had approximately $380.6 million available for additional repurchases under the 2025 Share Repurchase Plan.

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

Recent growth in global air travel and an increase in aircraft build rates has favorably impacted both the Commercial Aerospace market and our business. While our recent performance has benefitted from the positive drivers of air travel demand, we have, in the last several years, been impacted by delays in aircraft production rates, related to, among other factors, global logistics, supply chain destocking and other supply chain constraints. Hexcel has also been negatively impacted by macroeconomic and geopolitical conditions, including inflationary pressures, tariffs, and global conflicts. While these challenges have had and may continue to have further negative impacts on our operations and financial results, we see indicators for a long-term positive outlook in commercial aircraft production and strong demand in the defense and space market as global defense budgets continue to increase as a result of an uncertain geopolitical environment and the development of new platforms. Following the conflict escalation in the Middle East, we are actively monitoring the markets and taking actions to mitigate the near-term impact to our cost base. Currently, we have limited direct exposure, but a prolonged conflict is likely to precipitate cost and logistic pressures as well as inventory challenges.

Financial Overview

Results of Operations

	Quarters Ended March 31,
(In millions, except per share data)	2026	2025	% Change
Net sales	$501.5	$456.5	9.9%
Operating income	$57.6	$44.2	30.3%
As a percentage of net sales	11.5%	9.7%
Net income	$37.2	$28.9	28.7%
Diluted net income per common share	$0.49	$0.35	40.0%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters ended March 31, 2026 and 2025:

	Quarters Ended March 31,
(In millions)	2026	2025	% Change
Consolidated Net Sales	$501.5	$456.5	9.9%
Commercial Aerospace	332.7	280.1	18.8%
Defense, Space & Other	168.8	176.4	(4.3)%

Composite Materials	$398.8	$365.3	9.2%
Commercial Aerospace	281.2	241.8	16.3%
Defense, Space & Other	117.6	123.5	(4.8)%

Engineered Products	$102.7	$91.2	12.6%
Commercial Aerospace	51.5	38.3	34.5%
Defense, Space & Other	51.2	52.9	(3.2)%

Sales by Segment

Composite Materials: Net sales of 398.8million in the first quarter of 2026 increased by $33.5 million or 9.2% from the prior year quarter. Commercial Aerospace sales increased $39.4 million or 16.3% in the first quarter of 2026 and Defense, Space & Other sales decreased $5.9 million or 4.8% as compared to the prior year quarter due in part to the September 30, 2025 divestment of the Austrian-based industrial business which impacted the Other category.

Engineered Products: For the first quarter of 2026, net sales of $102.7 million increased $11.5 million or 12.6% as compared to the prior year quarter led by higher Commercial Aerospace sales of $13.2 million.

Sales by Market

Commercial Aerospace sales of $332.7 million increased 18.8% for the first quarter of 2026 compared to the first quarter of 2025 driven by major programs including the Airbus A350 and A320 and Boeing's 787 and 737 Max. Other Commercial Aerospace sales increased 15.6% for the first quarter of 2026 compared to the first quarter of 2025 due to higher sales for both regional and business jets.

Defense, Space & Other sales of $168.8 million decreased 4.3% for the quarter ended March 31, 2026 as compared to the first quarter of 2025 primarily due to the September 30, 2025 divestment of the Austrian-based industrial business. Within Defense and Space, first quarter 2026 sales increased 2.0% from the prior year period driven by European fighter aircraft as well as U.S. and European military helicopters.

Gross Margin

	Quarters Ended March 31,
(In millions)	2026	2025	% Change
Gross margin	$134.7	$102.4	31.5%
Percentage of sales	26.9%	22.4%

Gross margin for the first quarters of 2026 and 2025 was 26.9% and 22.4%, respectively. Higher gross margin for the quarter ended March 31, 2026 reflects the impact of favorable sales leverage and mix.

Operating Expenses

	Quarters Ended March 31,
(In millions)	2026	2025	% Change
SG&A expense	$49.4	$43.3	14.1%
Percentage of sales	9.9%	9.5%

R&D expense	$17.8	$13.8	29.0%
Percentage of sales	3.5%	3.0%

Other operating expense	$9.9	$1.1	800.0%
Percentage of sales	2.0%	0.2%

Selling, general and administrative expenses were higher for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher employee-related costs and professional fees. Research and development expenses for the quarter ended March 31, 2026 increased when compared to the prior year period primarily due to higher employee-related expenses and higher material and supplies costs. Other operating expense for the three months ended March 31, 2026 included restructuring expenses related to the expected shutdown of industrial manufacturing at the Leicester, UK facility and fees for a legal matter.

Operating Income

	Quarters Ended March 31,
(In millions)	2026	2025	% Change
Consolidated operating income	$57.6	$44.2	30.3%
Operating margin	11.5%	9.7%
Composite Materials	69.7	54.6	27.7%
Operating margin	16.3%	14.2%
Engineered Products	15.2	5.2	192.3%
Operating margin	14.6%	5.7%
Corporate & Other	(27.3)	(15.5)	(76.1)%

Operating income for the first quarter of 2026 and 2025 was $57.6 million and $44.2 million, respectively. The increase in operating income for the first quarter of 2026 compared to the same period last year was driven by the higher sales and gross margin.

Interest Expense, Net

	Quarters Ended March 31,
(In millions)	2026	2025	% Change
Interest expense, net	$11.8	$7.8	51.3%

Net interest expense for the first quarter ended March 31, 2026 was higher compared to the first quarter of 2025 due to higher average borrowings under the Facility.

Provision for Income Taxes

	Quarters Ended March 31,
(In millions)	2026	2025
Income tax expense	$8.3	$7.1
Effective tax rate	18.3%	19.6%

The tax expense for the quarter ended March 31, 2026 was $8.3 million compared to $7.1 million for the quarter ended March 31, 2025.

Financial Condition

Liquidity: Cash on hand at March 31, 2026 was $54.1 million as compared to $71.0 million at December 31, 2025. As of March 31, 2026, total debt was $998.1 million as compared to $993.0 million at December 31, 2025.

On March 31, 2026, the Company entered into a new credit agreement (the “Credit Agreement”) to refinance its senior unsecured credit facility (the “Facility”). Under the terms of the Credit Agreement the borrowing capacity will remain at $750 million. The

Facility matures March 31, 2031. The prior Facility that was scheduled to mature in 2028 was terminated in March 2026. For further discussion, see Note 5. Debt, to the accompanying condensed consolidated financial statements.

Under the Facility, total borrowings at March 31, 2026 were $300.0 million, which approximates fair value. The Credit Agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million. As of March 31, 2026, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $450.0 million. The weighted average interest rate for the Facility was 5.0% for the three months ended March 31, 2026.

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

The remaining authorization under the Share Repurchase Program at March 31, 2026 was $380.6 million. On April 22, 2026, our Board of Directors declared a quarterly dividend of $0.18 per share payable to stockholders of record as of May 4, 2026, with a payment date of May 11, 2026.

Operating Activities: Net cash provided by operating activities for the first three months of 2026 was $19.0 million compared to a net cash use of $28.5 million for the same period last year. Working capital was a cash use of $63.1 million for the first three months of 2026 compared to a use of $97.7 million in the same period in 2025. The lower working capital use in the current year was primarily driven by lower cash payments for payables and accruals compared to the same period in the prior year.

Investing Activities: Net cash used for investing activities was $25.2 million and $27.2 million in the first three months of 2025 and 2025, respectively. Payments on the divestiture of the Hartford, Connecticut business were $1.1 million in the first three months of 2025.

Financing Activities: Net cash used for financing activities was $10.3 million for first three months of 2025 compared to net cash provided of $18.2 million in the same period in 2025. Borrowings under the Facilities during the first quarter of 2026 were $315.0 million compared to $90.0 million in borrowings for the same period in 2025. Repayments under the Facilities was $310 million during the first quarter of 2026. Quarterly dividend payments to shareholders were $13.7 million during the first quarter of 2026 compared to $13.8 million in the first quarter of 2025. Share repurchases for the quarter ended March 31, 2025 totaled $50.4 million. During the three months ended March 31, 2026, issuance costs related to our new Facility were $1.9 million and financing fees paid during the first three months of 2025, related to the issuance of the 5.875% Senior Unsecured Notes due in 2035, were $3.9 million.

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

We describe our significant accounting policies and critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

	Operating Income
	Quarters Ended March 31,
(In millions)	2026	2025
GAAP operating income	$57.6	$44.2
Other operating expense (a)	9.9	1.1
Adjusted operating income (Non-GAAP)	$67.5	$45.3

	Quarters Ended March 31,
	2026		2025
(In millions, except per diluted share data)	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
GAAP net income	$37.2	$0.49	$28.9	$0.35
Other operating expense, net of tax (a)	8.1	0.10	0.9	0.01
Other expense, net of tax (b)	0.2	—	0.3	0.01
Adjusted net income (Non-GAAP)	$45.5	$0.59	$30.1	$0.37

(a)
The quarter ended March 31, 2026 included $5.5 million of restructuring expenses related to the expected shutdown of industrial manufacturing at the Leicester, UK facility and $4.1 million for a legal matter. The quarter ended March 31, 2025 included a loss of $1.1 million for the divestiture of the Hartford, Connecticut business.
(b)
The quarter ended March 31, 2026 included costs associated with our new credit facility. The quarter ended March 31, 2025 included debt extinguishment costs.

	Quarter Ended March 31,
(In millions)	2026	2025
Net cash used for operating activities	$19.0	$(28.5)
Less: Capital expenditures	(25.2)	(26.1)
Free cash flow (Non-GAAP)	$(6.2)	$(54.6)

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others and the revenues we may generate from an aircraft model or program; (b) expectations with regard to the impact of regulatory activity related to the Boeing 737 MAX on our revenues; (c) expectations with regard to raw material cost and availability, including any impact associated with quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of materials or the Middle East conflict; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations regarding revenues from defense and space applications, including whether certain programs might be curtailed or discontinued, and government funding opportunities; (f) expectations regarding sales for industrial applications; (g) expectations regarding cash generation, working capital trends, and inventory levels; (h) expectations as to the level of research and development investment, capital expenditures, capacity, including the timing of completion of capacity expansions, and qualification of new products; (i) expectations regarding our ability to improve or maintain margins; (j) expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy; (k) projections regarding our tax rate or restructuring or alignment activities; (l) expectations with regard to the continued impact of macroeconomic factors or geopolitical issues or conflicts, including the Middle East conflict; (m) expectations regarding our strategic initiatives, including our sustainability goals and restructuring activities; (n) expectations with regard to the effectiveness of cybersecurity measures; (o) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations; (p) expectations relating to our accelerated share repurchase program and dividends; and (q) our expectations of financial results for 2026 and beyond.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, that may cause actual results to be materially different. Such factors include, but are not limited to, the following: the extent of the impact of macroeconomic factors or geopolitical issues or conflicts, including U.S. trade policy and retaliatory actions taken in response and the Middle East conflict; reductions in sales to any significant customers, particularly Airbus or Boeing, including related to regulatory activity or public scrutiny impacting the Boeing 737 MAX; our ability to effectively adjust production and inventory levels to align with customer demand; our ability to effectively motivate, retain and hire the necessary workforce; the availability and cost of raw materials, including the impact of supply disruptions, inflation, tariffs and the Middle East conflict; our ability to successfully implement or realize our strategic initiatives, including our sustainability goals and any restructuring or alignment activities in which we may engage; changes in sales mix; changes in current pricing due to cost levels; changes in aerospace build or delivery rates; any impact from a prolonged shutdown of the U.S. federal government; changes in government defense procurement or investment budgets; timely new product development or introduction; our ability to install, staff and qualify necessary capacity or complete capacity expansions to meet customer demand; our ability to execute future share repurchases or dividends and the source of funds used for such repurchases or dividends; cybersecurity-related risks, including the potential impact of breaches or intrusions; currency exchange rate fluctuations; uncertainty related to governmental actions and changes in political, social and economic conditions, including the effect of change in global trade policies, tariff rates, economic sanctions and embargoes; work stoppages or other labor disruptions; our ability to successfully complete any strategic acquisitions, investments or dispositions; compliance with environmental, health, safety and other related laws and regulations, including those related to climate change; the effects of natural disasters or other severe weather events, which may be worsened by the impact of climate change, and other severe catastrophic events, including any public health crisis; and the unexpected outcome of legal matters or impact of changes in laws or regulations.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports we file with the SEC. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption “Risk Factors,” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We caution you not to place undue reliance upon these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update our forward-looking statements or risk factors to reflect future events or circumstances, except as otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2026, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Interim Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by Item 1 is contained within Note 11 on pages 13 through 14 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in the Company's risk factors from the aforementioned Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2025, the Board approved an additional $600 million share repurchase plan (the "2025 Share Repurchase Plan"), and, as part of the 2025 Share Repurchase Plan, the Company entered into accelerated share repurchase agreements (the "ASR") to purchase an aggregate of $350 million of the Company's common stock. On October 24, 2025, the Company paid Bank of America, N.A. (“Bank of America”) and Goldman Sachs & Co. LLC (together with Bank of America, the “Counterparties”) an aggregate amount of $350 million and received an initial delivery of approximately 3.95 million shares of the Company's common stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $70.95 per share, which was the closing price of our common stock on October 24, 2025.

Final settlement under the ASR program with Bank of America occurred on February 27, 2026, and with Goldman Sachs & Co. LLC on March 3, 2026, at which time we received additional shares of approximately 0.57 million. In total, we received 4.52 million shares under the ASR agreement. The total shares received were calculated based on a price per share of $77.38 per share which was based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements.

As of March 31, 2026, the Company had approximately $380.6 million available for additional repurchases under the 2025 Share Repurchase Plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value (Millions) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 — February 28, 2026	291,252	—	291,252	$380.6
March 1 — March 31, 2026	285,532	—	285,532	$380.6
Total	576,784		576,784	$380.6

ITEMS 3, 4 and 5 are not applicable, and therefore have been omitted.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1

Cooperation Agreement, dated as of March 3, 2026, by and among Hexcel Corporation, Vision One Fund, LP, and the other persons party thereto.(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2026)

10.2

Credit Agreement, dated as of March 31, 2026, by and among Hexcel Corporation, as borrower, the lenders party thereto, Bank of America, N.A., as agent for the lenders, and the other parties party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2026)

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hexcel Corporation

April 22, 2026	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer