Form 10-Q
period 2026-06-30
HEXCEL CORP /DE/
filed 2026-07-29
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2026
COMMON STOCK	75,623,452

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In millions)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$62.2	$71.0
Accounts receivable, net	299.2	249.3
Inventories, net	345.2	328.8
Contract assets	41.6	35.9
Prepaid expenses and other current assets	44.0	45.7
Total current assets	792.2	730.7

Property, plant and equipment	3,324.2	3,322.4
Less accumulated depreciation	(1,743.1)	(1,710.9)
Net property, plant and equipment	1,581.1	1,611.5

Goodwill and other intangible assets, net	235.6	239.8
Investments in affiliated companies	5.0	5.0
Other assets	116.7	117.0
Total assets	$2,730.6	$2,704.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$144.6	$146.6
Accrued compensation and benefits	73.3	79.0
Financial instruments	4.5	3.8
Accrued liabilities	104.0	93.3
Total current liabilities	326.4	322.7

Long-term debt	959.4	993.0
Retirement obligations	28.8	28.4
Deferred income taxes	88.7	86.7
Other non-current liabilities	29.1	22.5
Total liabilities	1,432.4	1,453.3
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 112.7 shares and 112.1 shares issued at June 30, 2026 and December 31, 2025, respectively	1.1	1.1
Additional paid-in capital	1,002.3	994.9
Retained earnings	2,366.2	2,307.0
Accumulated other comprehensive loss	(43.8)	(12.9)
	3,325.8	3,290.1
Less – Treasury stock, at cost, 37.2 shares at June 30, 2026 and 36.4 shares at December 31, 2025	(2,027.6)	(2,039.4)
Total stockholders' equity	1,298.2	1,250.7
Total liabilities and stockholders' equity	$2,730.6	$2,704.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarters Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Net sales	$529.3	$489.9	$1,030.8	$946.4
Cost of sales	391.2	378.4	758.0	732.5
Gross margin	138.1	111.5	272.8	213.9
Selling, general and administrative expenses	47.2	43.0	96.6	86.3
Research and development expenses	17.3	14.3	35.1	28.1
Other operating expense	1.0	24.2	10.9	25.3
Operating income	72.6	30.0	130.2	74.2
Interest expense, net	12.0	9.1	23.8	16.9
Other (income) expense	(0.1)	(0.9)	0.2	(0.5)
Income before income taxes	60.7	21.8	106.2	57.8
Income tax expense	11.4	8.3	19.7	15.4
Net income	$49.3	$13.5	$86.5	$42.4
Basic net income per common share	$0.65	$0.17	$1.14	$0.53
Diluted net income per common share	$0.64	$0.17	$1.13	$0.52
Weighted-average common shares:
Basic	75.7	80.2	75.8	80.7
Diluted	76.5	80.6	76.6	81.1

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Quarters Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income	$49.3	$13.5	$86.5	$42.4
Currency translation adjustments	(6.4)	51.1	(20.0)	75.4
Net unrealized pension and other benefit actuarial losses and prior service credits (net of tax)	—	(0.8)	(0.2)	(0.8)
Net unrealized (losses) gains on financial instruments (net of tax)	(6.9)	17.4	(10.7)	26.8
Total other comprehensive income (loss)	(13.3)	67.7	(30.9)	101.4
Comprehensive income	$36.0	$81.2	$55.6	$143.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$86.5	$42.4
Reconciliation to net cash provided by (used for) operating activities:
Depreciation and amortization	60.5	60.6
Amortization related to financing	0.8	0.1
Deferred income taxes	8.0	(2.7)
Stock-based compensation	14.5	12.4
Restructuring expenses, net of payments	2.1	23.1
Debt extinguishment costs	0.7	0.4
Loss on divestiture of assets	—	1.1
Changes in assets and liabilities:
Increase in accounts receivable	(52.0)	(44.2)
(Increase) decrease in inventories	(22.0)	7.2
Increase in prepaid expenses and other current assets	(9.3)	(19.5)
Increase (decrease) in accounts payable/accrued liabilities	11.1	(68.0)
Other – net	(4.2)	(18.1)
Net cash provided by (used for) operating activities	96.7	(5.2)

Cash flows from investing activities
Capital expenditures	(44.9)	(41.4)
Payments on divestiture of assets	—	(1.1)
Net cash used for investing activities	(44.9)	(42.5)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2028	15.0	160.0
Repayment of senior unsecured credit facility - 2028	(310.0)	(30.0)
Borrowing from senior unsecured credit facility - 2031	580.0	—
Repayment of senior unsecured credit facility - 2031	(315.0)	—
Redemption of 4.7% senior notes due 2025	—	(300.0)
Proceeds from issuance of 5.875% senior notes due 2035	—	300.0
Redemption of 3.95% senior notes due 2027	(400.0)	—
Proceeds from issuance of 4.9% senior notes due 2031	400.0	—
Repurchases of common stock	—	(100.9)
Issuance costs related to senior unsecured credit facilities	(2.3)	—
Issuance costs related to senior notes	(4.6)	(4.1)
Repayment of finance lease obligation and other debt, net	(0.2)	0.2
Dividends paid	(27.3)	(27.5)
Activity under stock plans	4.7	(1.8)
Net cash used for financing activities	(59.7)	(4.1)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	3.6
Net decrease in cash and cash equivalents	(8.8)	(48.2)
Cash and cash equivalents at beginning of period	71.0	125.4
Cash and cash equivalents at end of period	$62.2	$77.2
Supplemental data:
Accrual basis additions to plant, property and equipment	$37.2	$31.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarters and Six Months ended June 30, 2026, and June 30, 2025

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2024	$1.1	$970.0	$2,251.5	$(115.0)	$(1,579.7)	$1,527.9
Net income	—	—	28.9	—	—	28.9
Dividends on common stock ($0.17 per share)	—	—	(13.8)	—	—	(13.8)
Repurchases of common stock	—	—	—	—	(50.4)	(50.4)
Change in other comprehensive loss– net of tax	—	—	—	33.7	—	33.7
Stock-based activity	—	11.0	—	—	(4.7)	6.3
Balance, March 31, 2025	$1.1	$981.0	$2,266.6	$(81.3)	$(1,634.8)	$1,532.6
Net income	—	—	13.5	—	—	13.5
Dividends on common stock ($0.17 per share)	—	—	(13.7)	—	—	(13.7)
Repurchases of common stock	—	—	—	—	(50.5)	(50.5)
Change in other comprehensive loss– net of tax	—	—	—	67.7	—	67.7
Stock-based activity	—	4.4	—	—	(0.1)	4.3
Balance, June 30, 2025	$1.1	$985.4	$2,266.4	$(13.6)	$(1,685.4)	$1,553.9

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2025	$1.1	$994.9	$2,307.0	$(12.9)	$(2,039.4)	$1,250.7
Net income	—	—	37.2	—	—	37.2
Dividends on common stock ($0.18 per share)	—	—	(13.7)	—	—	(13.7)
Repurchases of common stock	—	(16.4)	—	—	16.4	-
Change in other comprehensive (loss) income– net of tax	—	—	—	(17.6)	—	(17.6)
Stock-based activity	—	14.0	—	—	(4.4)	9.6
Balance, March 31, 2026	$1.1	$992.5	$2,330.5	$(30.5)	$(2,027.4)	$1,266.2
Net income	—	—	49.3	—	—	49.3
Dividends on common stock ($0.18 per share)	—	—	(13.6)	—	—	(13.6)
Change in other comprehensive loss– net of tax	—	—	—	(13.3)	—	(13.3)
Stock-based activity	—	9.8	—	—	(0.2)	9.6
Balance, June 30, 2026	$1.1	$1,002.3	$2,366.2	$(43.8)	$(2,027.6)	$1,298.2

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

Commencing with the first quarter of 2026, we have renamed our Research and Technology ("R&T") function to Research and Development ("R&D").

Note 2 — Net Income Per Common Share

	Quarters Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Basic net income per common share:
Net income	$49.3	$13.5	$86.5	$42.4
Weighted average common shares outstanding	75.7	80.2	75.8	80.7

Basic net income per common share	$0.65	$0.17	$1.14	$0.53

Diluted net income per common share:
Net income	$49.3	$13.5	86.5	42.4

Weighted average common shares outstanding — Basic	75.7	80.2	75.8	80.7
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.3	0.4	0.3
Stock options	0.4	0.1	0.4	0.2
Weighted average common shares outstanding — Dilutive	76.5	80.6	76.6	81.1

Diluted net income per common share	$0.64	$0.17	$1.13	$0.52

Total common stock equivalents of 0.1 million and 1.2 million were excluded from the computation of diluted net income per share for the quarters ended June 30, 2026 and 2025, respectively, because to include would have been anti-dilutive. Total common stock equivalents of 0.1 million and 1.1 million were excluded from the computation of diluted net income per share for the six months ended June 30, 2026 and 2025, respectively, because to include would have been anti-dilutive.

Note 3 — Inventories

(In millions)	June 30, 2026	December 31, 2025
Raw materials	$182.5	$150.7
Work in progress	45.6	42.3
Finished goods	117.1	135.8
Total Inventory	$345.2	$328.8

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

Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former employees that are funded as benefits are incurred. Expense related to the defined benefit retirement plans for the quarters ended June 30, 2026 and 2025 was $0.3 million and $0.5 million, respectively. Expense related to the defined benefit retirement plans for the six months ended June 30, 2026 and 2025 was $0.7 million and $1.0 million, respectively.

Postretirement Health Care and Life Insurance Benefit Plans

We provide certain postretirement health care and life insurance benefits to eligible retirees. Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996. Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and six months ended June 30, 2026 and 2025 were not material.

Note 5 –– Debt

(In millions)	June 30, 2026	December 31, 2025
Senior unsecured credit facility	$265.0	$295.0
3.95% senior notes --- due 2027	-	400.0
5.875% senior notes --- due 2035	300.0	300.0
4.9% senior notes --- due 2031	400.0	-
Senior notes --- original issue discount	(0.4)	(0.2)
Senior notes --- deferred financing costs	(7.1)	(3.9)
Non-current portion of finance lease and other debt	1.9	2.1
Long-term debt	959.4	993.0
Total debt	$959.4	$993.0

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

Borrowings under the Facility bear interest, at Hexcel’s option, for SOFR rate borrowings at (i) an Adjusted Term SOFR rate (subject to a 0.00% floor), where such “Adjusted Term SOFR” rate is equal to the Term SOFR rate for the applicable interest period, plus the Applicable Margin or (ii) for base rate borrowings, the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the Adjusted Term SOFR rate (subject to a 0.00% floor) for a one-month interest period plus 1.00%, in each case plus the

Applicable Margin. The “Applicable Margin” initially was 1.125% for SOFR rate borrowings and 0.125% for base rate borrowings, and after the date on which the Agent received a compliance certificate for the fiscal quarter ended March 31, 2026, can fluctuate, determined by reference to the more favorable to Hexcel of its (x) public debt rating and (y) consolidated leverage ratio, as specified in the Credit Agreement. Up to $50 million of the Facility may be used for letters of credit. The Credit Agreement enables Hexcel, from time to time, to add term loans or to increase the revolving credit commitment in an aggregate amount not to exceed $500 million.

As of June 30, 2026, total borrowings under the Facility were $265.0 million which approximated fair value. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of June 30, 2026, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $485.0 million. The weighted average interest rate for the Facility was 4.77% for the three months ended June 30, 2026. The Company was in compliance with all debt covenants as of June 30, 2026.

During the second quarter of 2026, the Company issued $400 million in aggregate principal amount of 4.9% Senior Unsecured Notes due in 2031. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.9%. Interest on the notes will be payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026. The effective interest rate for the six months ended June 30, 2026 was 5.1%. The issuance of these senior notes resulted in the Company incurring financing fees of $3.9 million that have been deferred and will be recognized over the term of the senior notes. Based on quoted prices, the fair value of the 4.9% Senior Unsecured Notes was $398.7 million at June 30, 2026.

In conjunction with the issuance of the 4.9% Senior Unsecured Notes, the Company redeemed the $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes that were due in February 2027. The redemption of these senior notes resulted in debt extinguishment costs of $0.7 million which were recorded in Other expense on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2026.

During the first quarter of 2025, the Company issued $300 million in aggregate principal amount of 5.875% Senior Unsecured Notes due in 2035. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 7.875%. Interest on the notes is payable semiannually in arrears on February 26 and August 26 of each year, beginning on August 26, 2025. The effective interest rate for the six months ended June 30, 2026 was 6.0% inclusive of an approximately 0.10% benefit of treasury locks. The issuance of these senior notes resulted in the Company incurring financing fees of $3.9 million that have been deferred and will be recognized over the term of the senior notes. Based on quoted prices, the fair value of the 5.875% Senior Unsecured Notes was $310.2 million at June 30, 2026.

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

Note 6 — Derivative Financial Instruments

The Company entered into treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 5.875% Senior Unsecured Notes. These hedges were designated as cash flow hedges, thus any change in fair value was recorded as a component of other comprehensive income (loss). As part of the issuance of our 5.875% Senior Unsecured Notes, we net settled these derivatives for $3.6 million in cash and the deferred gains recorded in other comprehensive income (loss) will be released to interest expense over the life of the senior notes. The remaining balance of deferred gains as of June 30, 2026 was approximately $3.1 million. The effect of the settled treasury locks reduces the effective interest rate of the senior notes by approximately 0.10%.

During the second quarter of 2026, in conjunction with the redemption of the $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes, the Company recognized a gain of $0.8 million which was recorded in Other (income) expense on the Condensed Consolidated Statements of Operations. This amount related to the accelerated recognition of previously deferred gains for treasury lock agreements which the Company entered into to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 3.95% Senior Unsecured Notes in 2017. The deferred gains were being amortized over the life of the 3.95% Senior Unsecured Notes and recognized as a reduction to interest expense.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange U.S. dollars for Euros and British pound sterling through December 2028. The aggregate notional amount of these contracts was $395.9 million and $403.4 million at June 30, 2026 and December 31, 2025, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, losses of $1.5 million and $9.2 million were recorded in other comprehensive (loss) income for the quarter and six months ended June 30, 2026, respectively, and gains of $27.9 million and $39.8 million were recorded for the quarter and six months ended June 30, 2025, respectively. We recognized gains of $2.3 million and $6.1 million in gross margin during the quarters and six months ended June 30, 2026, respectively, and gains of $3.4 million and $1.8 million for the quarter and six months ended June 30, 2025, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the Statement of Operations. There are no credit contingency features in these derivatives. During the quarter and six months ended June 30, 2026, we recognized net foreign exchange loss of $0.1 million and gains of $0.2 million in selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Operations. During the quarter and six months ended June 30, 2025, we recognized net foreign exchange losses of $0.2 million and $0.3 million, respectively. The net foreign exchange impact recognized from these hedges offset the translation exposure of these transactions.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive (loss) income for the quarters and six months ended June 30, 2026 and June 30, 2025 was as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Unrealized gains (losses) at beginning of period, net of tax	$1.9	$2.1	$10.5	$(7.9)
(Gains) losses reclassified to net sales	(2.1)	(2.5)	(5.1)	(1.4)
Increase (decrease) in fair value	(0.6)	20.6	(6.2)	29.5
Unrealized (losses) gains at end of period, net of tax	$(0.8)	$20.2	$(0.8)	$20.2

Unrealized gains of $0.9 million recorded in accumulated other comprehensive loss, less taxes of $0.2 million, as of June 30, 2026, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of June 30, 2026, we had commodity swap agreements with a notional value of $18.4 million. The swaps mature monthly through May 2028. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items.

The fair values of outstanding derivative financial instruments as of June 30, 2026 and December 31, 2025 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivative Products
Foreign currency forward exchange contracts	$3.8	$10.7	$0.5	$4.0	$2.9	$0.2	$2.3	$0.3
Undesignated hedges	0.1	—	—	—	—	—	—	—
Commodity swaps	0.3	—	—	—	1.6	$3.6	0.5	$0.5
Total Derivative Products	$4.2	$10.7	$0.5	$4.0	$4.5	$3.8	$2.8	$0.8

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended June 30, 2026 that would reduce the receivable amount owed, if any, to the Company.

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

We disaggregate our revenue based on market for analytical purposes. The following table details our revenue by market for the quarters and six months ended June 30, 2026 and 2025:

	Quarters Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Consolidated Net Sales	$529.3	$489.9	$1,030.8	$946.4
Commercial Aerospace	346.6	293.1	679.3	573.2
Defense, Space & Other	182.7	196.8	351.5	373.2

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the six months ended June 30, 2026 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2025	$11.4	$24.5	$35.9
Net revenue billed	1.2	3.3	4.5
Balance at March 31, 2026	12.6	27.8	40.4
Net revenue billed	2.0	(0.8)	1.2
Balance at June 30, 2026	$14.6	$27.0	$41.6

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

Financial information for our operating segments for the quarters and six months ended June 30, 2026 and 2025 were as follows:

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended June 30, 2026
Net sales to external customers	$421.5	$107.8	$—	$529.3
Intersegment sales	27.2	1.5	(28.7)	—
Total sales	448.7	109.3	(28.7)	529.3
Cost of sales	331.8	87.8	(28.4)	391.2
Gross margin	116.9	21.5	(0.3)	138.1
Selling, general and administrative expenses	25.9	3.7	17.6	47.2
Research and development expenses	15.8	1.4	0.1	17.3
Other operating expense	1.0	—	—	1.0
Operating income (loss)	74.2	16.4	(18.0)	72.6
Depreciation and amortization	27.0	3.1	-	30.1
Stock-based compensation	1.2	0.3	3.7	5.2
Accrual basis additions to capital expenditures	16.9	2.6	—	19.5

Quarter Ended June 30, 2025
Net sales to external customers	$393.2	$96.7	$—	$489.9
Intersegment sales	19.4	0.4	(19.8)	—
Total sales	412.6	97.1	(19.8)	489.9
Cost of sales	315.7	81.5	(18.8)	378.4
Gross margin	96.9	15.6	(1.0)	111.5
Selling, general and administrative expenses	26.3	4.0	12.7	43.0
Research and development expenses	12.3	1.0	1.0	14.3
Other operating expense	—	24.2	—	24.2
Operating income (loss)	58.3	(13.6)	(14.7)	30.0
Depreciation and amortization	27.5	3.3	—	30.8
Stock-based compensation	0.9	0.2	1.6	2.7
Accrual basis additions to capital expenditures	13.1	1.6	—	14.7

Six Months Ended June 30, 2026
Net sales to external customers	$820.3	$210.5	$—	$1,030.8
Intersegment sales	55.6	3.1	(58.7)	—
Total sales	875.9	213.6	(58.7)	1,030.8
Cost of sales	645.1	171.3	(58.4)	758.0
Gross margin	230.8	42.3	(0.3)	272.8
Selling, general and administrative expenses	48.2	7.8	40.6	96.6
Research and development expenses	32.0	2.9	0.2	35.1
Other operating expense	6.7	—	4.2	10.9
Operating income (loss)	143.9	31.6	(45.3)	130.2
Depreciation and amortization	54.2	6.3	—	60.5
Stock-based compensation	4.6	1.1	8.8	14.5
Accrual basis additions to capital expenditures	32.9	4.3	—	37.2

Six Months Ended June 30, 2025
Net sales to external customers	$758.5	$187.9	$—	$946.4
Intersegment sales	39.5	0.7	(40.2)	—
Total sales	$798.0	$188.6	$(40.2)	$946.4
Cost of sales	609.2	161.4	(38.1)	732.5
Gross margin	188.8	27.2	(2.1)	213.9
Selling, general and administrative expenses	51.8	8.3	26.2	86.3
Research and development expenses	24.1	2.1	1.9	28.1
Other operating expense	—	25.3	—	25.3
Operating income (loss)	112.9	(8.5)	(30.2)	74.2

Depreciation and amortization	54.1	6.5	—	60.6
Stock-based compensation	3.9	1.0	7.5	12.4
Accrual basis additions to capital expenditures	28.6	3.2	—	31.8

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2025	$89.9	$149.9	$239.8
Amortization expense	(0.8)	(2.0)	(2.8)
Currency translation adjustments	(1.4)	—	(1.4)
Balance at June 30, 2026	$87.7	$147.9	$235.6

At June 30, 2026, the balance of goodwill and intangible assets was $190.4 million and $45.2 million, respectively.

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other	Total
Segment assets
June 30, 2026	$2,078.0	$625.4	$27.2	$2,730.6
December 31, 2025	2,066.7	596.2	41.1	2,704.0

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of June 30, 2026 and December 31, 2025 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2025	$(1.1)	$11.1	$(22.9)	$(12.9)
Other comprehensive loss before reclassifications	(0.2)	(5.8)	(20.0)	(26.0)
Amounts reclassified from accumulated other comprehensive loss	—	(4.9)	—	(4.9)
Other comprehensive loss	(0.2)	(10.7)	(20.0)	(30.9)
Balance at June 30, 2026	$(1.3)	$0.4	$(42.9)	$(43.8)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the quarters and six months ended June 30, 2026 and 2025 were as follows:

	Quarter Ended June 30, 2026		Quarter Ended June 30, 2025		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(In millions)	Pre-tax loss (gain)	Net of tax loss (gain)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax loss (gain)	Net of tax loss (gain)	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$—	$—	$0.9	$0.7	$—	$—	$0.9	$0.7

Derivative Products
Foreign currency forward exchange contracts	$(2.3)	$(2.1)	$(3.4)	$(2.5)	$(6.1)	$(5.0)	$(1.8)	$(1.4)
Commodity swaps	(0.4)	(0.3)	(0.2)	(0.2)	0.1	0.1	(0.4)	(0.3)
Interest rate swaps	—	—	6.3	4.9	—	—	9.0	7.0
Total Derivative Products	$(2.7)	$(2.4)	$2.7	$2.2	$(6.0)	$(4.9)	$6.8	$5.3

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of both June 30, 2026 and December 31, 2025, our aggregate environmental related accruals were $0.1 million. These amounts were included in non-current liabilities.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the six months ended June 30, 2026, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2025	$3.0
Warranty expense	1.1
Deductions and other	(1.1)
Balance as of March 31, 2026	$3.0
Warranty expense	0.8
Deductions and other	(0.4)
Balance as of June 30, 2026	$3.4

Note 12 — Restructuring

We recognized restructuring charges of $1.0 million and $6.5 million, respectively, for both the quarter and six months ended June 30, 2026, related to the shutdown of industrial-oriented manufacturing at the Leicester, UK facility. These amounts were included in Other operating expense. Anticipated future cash payments as of June 30, 2026 were $5.2 million.

		Activity for the Quarter Ended June 30, 2026
	March 31,	Restructuring		Cash		June 30,
(In Millions)	2026	Charge	FX Impact	Paid	Non-Cash	2026
Employee termination	$2.8	$0.1	$—	$(2.5)	$—	$0.4
Impairment and other	4.1	0.9	0.1	—	(0.2)	4.8
Total	$6.9	$1.0	$0.1	$(2.5)	$(0.2)	$5.2

		Activity for the Six Months Ended June 30, 2026
	December 31,	Restructuring		Cash		June 30,
(In Millions)	2025	Charge	FX Impact	Paid	Non-Cash	2026
Employee termination	$2.5	$2.4	$(0.1)	$(4.4)	$—	$0.4
Impairment and other	3.0	4.1	—	—	(2.3)	4.8
Total	$5.5	$6.5	$(0.1)	$(4.4)	$(2.3)	$5.2

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

During the second quarter of 2026, there were no repurchases of Company shares. As of June 30, 2026, the Company had approximately $380.6 million available for additional repurchases under the 2025 Share Repurchase Plan.

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

Recent growth in aircraft build rates has favorably impacted our business. We have, however, in the last several years been impacted by delays in aircraft production rates, related to, among other factors, global logistics, supply chain destocking and other supply chain constraints. Hexcel has also been negatively impacted by macroeconomic and geopolitical conditions, including inflationary pressures, tariffs, and global conflicts. While these challenges have had and may continue to have further negative impacts on our operations and financial results, we see indicators for a long-term positive outlook in commercial aircraft production and strong demand in the defense and space market as global defense budgets continue to increase as a result of an uncertain geopolitical environment and the development of new platforms. As a result of the Middle East conflict, we are actively monitoring the markets and are taking actions to mitigate near-term impact to our cost base. Currently, we have limited direct exposure, but a prolonged conflict is likely to precipitate cost and logistic pressures as well as inventory challenges.

Financial Overview

Results of Operations

	Quarters Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2026	2025	% Change	2026	2025	% Change
Net sales	$529.3	$489.9	8.0%	$1,030.8	$946.4	8.9%
Operating income	$72.6	$30.0	142.0%	$130.2	$74.2	75.5%
As a percentage of net sales	13.7%	6.1%		12.6%	7.8%
Net income	$49.3	$13.5	265.2%	$86.5	$42.4	104.0%
Diluted net income per common share	$0.64	$0.17	276.5%	$1.13	$0.52	117.3%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and six months ended June 30, 2026 and 2025:

	Quarters Ended June 30,			Six Months Ended June 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Consolidated Net Sales	$529.3	$489.9	8.0%	$1,030.8	$946.4	8.9%
Commercial Aerospace	346.6	293.1	18.3%	679.3	573.2	18.5%
Defense, Space & Other	182.7	196.8	(7.2)%	351.5	373.2	(5.8)%

Composite Materials	$421.5	$393.2	7.2%	$820.3	$758.5	8.1%
Commercial Aerospace	289.2	249.9	15.7%	570.4	491.7	16.0%
Defense, Space & Other	132.3	143.3	(7.7)%	249.9	266.8	(6.3)%

Engineered Products	$107.8	$96.7	11.5%	$210.5	$187.9	12.0%
Commercial Aerospace	57.4	43.2	32.8%	108.9	81.5	33.6%
Defense, Space & Other	50.4	53.5	(5.8)%	101.6	106.4	(4.5)%

Sales by Segment

Composite Materials: Net sales of $421.5 million in the second quarter of 2026 increased by $28.3 million or 7.2% from the prior year quarter. Commercial Aerospace sales increased $39.3 million or 15.7% in the second quarter of 2026 as compared to the prior year quarter driven by higher sales to Boeing and Airbus. Defense, Space & Other net sales in the second quarter of 2026 decreased $11.0 million or 7.7% primarily driven by the September 30, 2025 divestment of the Austrian-based industrial business. Net sales for the segment in the first half of 2026 of $820.3 million increased 8.1% compared to the same period last year.

Engineered Products: For the second quarter of 2026, net sales of $107.8 million increased $11.1 million or 11.5% as compared to the prior year quarter driven by higher Commercial Aerospace sales. Net sales of $210.5 million for the first six months of 2026 increased 12.0% compared to the same period last year.

Sales by Market

For the second quarter of 2026, Commercial Aerospace sales of $346.6 million increased by 18.3% as compared to the second quarter of 2025. Sales growth was driven by the Airbus A350 and Boeing 787 widebodies. Narrowbody sales, which include Boeing's 737 MAX and Airbus' A320neo and A220, also increased year over year. Other Commercial Aerospace sales for the second quarter of 2026 increased compared to the prior year quarter due to growth in regional jets. Sales of $679.3 million increased 18.5% for the first six months of 2026 compared to the first six months of 2025 due to growth in all four major platforms which included the Airbus A350 and A320neo and the Boeing 787 and 737 MAX. Other Commercial Aerospace sales increased 9.2% for the first six months of 2026 compared to the same period in 2025 with sales increasing for both regional and business jets.

Defense, Space & Other sales of $182.7 million decreased 7.2% in the second quarter of 2026 as compared to the second quarter of 2025. Sales of $351.5 million decreased 5.8% for the first six months of 2026 as compared to the first six months of 2025. Both the quarter and six months ended June 30, 2026 decreased over the respective prior year periods which reflected the September 30, 2025 divestment of the Austrian-based industrial business.

Gross Margin

	Quarters Ended June 30,			Six Months Ended June 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Gross margin	$138.1	$111.5	23.9%	$272.8	$213.9	27.5%
Percentage of sales	26.1%	22.8%		26.5%	22.6%

Gross margin for the second quarter of 2026 was 26.1% compared to 22.8% in the second quarter of 2025 and was 26.5% and 22.6% for the first six months of 2026 and 2025, respectively. The higher margins for both the second quarter and six months of 2026 compared to the prior year periods benefited from higher sales leverage.

Operating Expenses

	Quarters Ended June 30,			Six Months Ended June 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
SG&A expense	$47.2	$43.0	9.8%	$96.6	$86.3	11.9%
Percentage of sales	8.9%	8.8%		9.4%	9.1%

R&D expense	$17.3	$14.3	21.0%	$35.1	$28.1	24.9%
Percentage of sales	3.3%	2.9%		3.4%	3.0%

Other operating expense	$1.0	$24.2	(95.9)%	$10.9	$25.3	(56.9)%

Selling, general and administrative expenses were higher for both the second quarter and six months ended June 30, 2026 as compared to the prior year periods primarily due to higher employee-related costs. Research and development expenses for the second quarter and first six months of 2026 increased compared to the same periods of 2025 primarily due to higher employee-related expenses and material and supplies costs.

Other operating expense for the second quarter of 2026 reflected restructuring charges related to the shutdown of industrial-related manufacturing at the Leicester, UK facility. For the six months ended June 30,2026, other operating expense included restructuring charges related to the Leicester, UK facility and non-recurring professional fees. Other operating expense for the second quarter and first six months of 2025 included restructuring charges related to the closure of the Welkenraedt, Belgium facility. The six months ended June 30, 2025 also included a loss for the divestiture of the Hartford, Connecticut business.

Operating Income

	Quarters Ended June 30,			Six Months Ended June 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Consolidated operating income	$72.6	$30.0	142.0%	$130.2	$74.2	75.5%
Operating margin	13.7%	6.1%		12.6%	7.8%
Composite Materials	$74.2	$58.3	27.3%	$143.9	$112.9	27.5%
Operating margin	16.5%	14.1%		16.4%	14.1%
Engineered Products	$16.4	$(13.6)	(220.6)%	$31.6	$(8.5)	(471.8)%
Operating margin	15.0%	(14.0)%		14.8%	(4.5)%
Corporate & Other	$(18.0)	$(14.7)	N/M	$(45.3)	$(30.2)	N/M

Operating income for the second quarters of 2026 and 2025 was $72.6 million and $30.0 million, respectively. Operating income for the first six months of 2026 was $130.2 million compared to $74.2 million for the same period last year. Overall, operating income for both the second quarter and six months of 2026 was favorably impacted by the higher sales and gross margins.

Interest Expense, Net

	Quarters Ended June 30,			Six Months Ended June 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Interest expense, net	$12.0	$9.1	31.9%	$23.8	$16.9	40.8%

Interest expense for both the quarter and six months ended June 30, 2026 was higher compared to the prior year periods due to higher average borrowings for the first six months of 2026.

Provision for Income Taxes

	Quarters Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Income tax expense	$11.4	$8.3	$19.7	$15.4
Effective tax rate	18.7%	38.3%	18.5%	26.6%

Tax expense for the quarter and six months ended June 30, 2026 was $11.4 million and $19.7 million, respectively, as compared to $8.3 million and $15.4 million for the comparative periods in 2025, respectively. The quarter and six months ended June 30, 2025 included a tax charge of approximately $3.4 million for a valuation allowance related to the closure of our Welkenraedt, Belgium facility.

Financial Condition

Liquidity: Cash on hand at June 30, 2026 was $62.2 million as compared to $71.0 million at December 31, 2025. As of June 30, 2026, total debt was $959.4 million as compared to $993.0 million at December 31, 2025

On March 31, 2026, the Company entered into a new credit agreement (the “Credit Agreement”) to refinance its senior unsecured credit facility (the “Facility”). Under the terms of the Credit Agreement the borrowing capacity remained at $750 million. For further discussion, see Note 5, Debt, to the accompanying condensed consolidated financial statements.

Under the Facility, total borrowings at June 30, 2026 were $265.0 million, which approximated fair value. The Credit Agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million. As of June 30, 2026, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $485.0 million. The weighted average interest rate for the Facility was 4.77% for the three months ended June 30, 2026.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures, dividend payments, debt obligations and debt service requirements. We expect to meet our short-term liquidity requirements through net cash from operating activities, cash on hand and the Facility. We do not have any significant required debt repayments until March 2031 when the Facility matures. For further information regarding debt, including the Facility, see Note 5, Debt, to the accompanying condensed consolidated financial statements of this Form 10-Q.

There were no repurchases of shares during the second quarter of 2026. The remaining authorization under the 2025 Share Repurchase Plan at June 30, 2026 was $380.6 million. On July 29, 2026, our Board of Directors declared a quarterly dividend of $0.18 per share payable to stockholders of record as of August 10, 2026, with a payment date of August 17, 2026.

Operating Activities: Net cash provided by operating activities for the first six months of 2026 was $96.7 million compared to cash use of $5.2 million for the same period last year. The improvement compared to the prior year period was due to the higher net income and lower working capital cash use during the first six months of 2026. Working capital was a $72.2 million use of cash for the first six months of 2026 as compared to a use of $124.5 million for the same period in 2025. The 2026 decrease in use of working capital as compared to 2025 was driven by higher payables and accruals, partially offset by higher accounts receivable and inventory balances.

Investing Activities: Net cash used for investing activities was $44.9 million and $42.5 million in the first six months of 2026 and 2025, respectively. Capital expenditures for the first six months of 2026 were $44.9 million as compared to $41.4 million for the same period last year. Payments related to the divestiture of the Hartford facility were $1.1 million in the first six months of 2025.

Financing Activities: Net cash used for financing activities was $59.7 million for first six months of 2026 compared to net cash used of $4.1 million in the same period in 2025. Borrowings under the Facilities during the first six months of 2026 were $595.0 million compared to $160.0 million in the prior year period. Repayments during the first six months of 2026 were $625 million compared to $30.0 million in the prior year period. During the six months ended June 30, 2025, repurchases of common stock totaled $100.9 million.

Financial Obligations and Commitments: The next significant scheduled debt maturity will not occur until 2031, when both the Facility and the 4.9% Senior Unsecured Notes mature. Certain sales and administrative offices, data processing equipment, vehicles and manufacturing equipment, and facilities are leased under operating leases.

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

Such forward-looking statements include, but are not limited to: (a) the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others and the revenues we may generate from an aircraft model or program; (b) expectations with regard to the impact of regulatory activity related to the Boeing 737 MAX on our revenues; (c) expectations with regard to raw material cost and availability, including any impact associated with quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of materials or the Middle East conflict; (d) expectations of composite content on new commercial aircraft programs and our share of those requirements; (e) expectations regarding revenues from defense and space applications, including whether certain programs might be curtailed or discontinued, and government funding opportunities; (f) expectations regarding sales for industrial applications; (g) expectations regarding cash generation, working capital trends, and inventory levels; (h) expectations as to the level of research and development investment, capital expenditures, capacity, including the timing of completion of capacity expansions, and qualification of new products; (i) expectations regarding our ability to improve or maintain margins; (j) expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy; (k) projections regarding our tax rate or restructuring or alignment activities; (l) expectations with regard to the continued impact of macroeconomic factors or geopolitical issues or conflicts, including the Middle East conflict; (m) expectations regarding our strategic initiatives, including our sustainability goals and restructuring or alignment activities; (n) expectations with regard to the effectiveness of cybersecurity measures; (o) expectations regarding the outcome of legal matters or the impact of changes in laws or regulations; (p) expectations relating to our share repurchase program and dividends; and (q) our expectations of financial results for 2026 and beyond.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2026, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
1.1

Underwriting Agreement, dated April 27, 2026, by and among the Company and BofA Securities, Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and U.S. Bancorp Investments, Inc., as representatives of the several underwriters listed on Schedule A thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 30, 2026).

4.1

Indenture, dated as of August 3, 2015, between Hexcel Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 3, 2015).

4.2

Supplemental Indenture, dated as of April 30, 2026, between Hexcel Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 30, 2026).

4.3	Form of 4.900% Note due 2031 (incorporated by reference to Exhibit A of 4.2 to the Company’s Current Report on Form 8-K dated April 30, 2026).
10.1*

Form of Officer Severance Agreement entered into between Hexcel Corporation and James Coogan, dated May 1, 2026 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.2*	Hexcel Corporation Director Compensation Program, effective May 7, 2026.
10.3*

Hexcel Corporation Long-Term Incentive Plan (conformed to incorporate Amendment No. 1 and effective May 14, 2026) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2026).

10.4*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2026 Annual Grant) (Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-295990) dated May 18, 2026).

10.5*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2026 Deferred Annual Grant) (Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-295990) dated May 18, 2026).

10.6*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2026 Retainer Grant) (Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-295990) dated May 18, 2026).

10.7*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (2026 Deferred Retainer Grant) (Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (file No. 333-295990) dated May 18, 2026).

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Hexcel Corporation

July 29, 2026	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer