Form 10-Q
period 2026-09-30
HEXCEL CORP /DE/
filed 2026-10-21
CIK 717605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2026
COMMON STOCK	75,701,918

HEXCEL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Hexcel Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In millions)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$77.8	$71.0
Accounts receivable, net	271.6	249.3
Inventories, net	357.4	328.8
Contract assets	41.7	35.9
Prepaid expenses and other current assets	49.5	45.7
Total current assets	798.0	730.7

Property, plant and equipment	3,344.5	3,322.4
Less accumulated depreciation	(1,769.5)	(1,710.9)
Net property, plant and equipment	1,575.0	1,611.5

Goodwill and other intangible assets, net	233.9	239.8
Investments in affiliated companies	5.0	5.0
Other assets	117.3	117.0
Total assets	$2,729.2	$2,704.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$139.4	$146.6
Accrued compensation and benefits	79.6	79.0
Financial instruments	4.9	3.8
Accrued liabilities	86.8	93.3
Total current liabilities	310.7	322.7

Long-term debt	934.9	993.0
Retirement obligations	28.6	28.4
Deferred income taxes	102.7	86.7
Other non-current liabilities	27.9	22.5
Total liabilities	1,404.8	1,453.3
Stockholders' equity:
Common stock, $0.01 par value, 200.0 shares authorized, 113.0 shares and 112.1 shares issued at September 30, 2026 and December 31, 2025, respectively	1.1	1.1
Additional paid-in capital	1,009.7	994.9
Retained earnings	2,391.1	2,307.0
Accumulated other comprehensive loss	(49.9)	(12.9)
	3,352.0	3,290.1
Less – Treasury stock, at cost, 37.3 shares at September 30, 2026 and 36.4 shares at December 31, 2025	(2,027.6)	(2,039.4)
Total stockholders' equity	1,324.4	1,250.7
Total liabilities and stockholders' equity	$2,729.2	$2,704.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Net sales	$496.4	$456.2	$1,527.2	$1,402.6
Cost of sales	380.9	356.3	1,138.9	1,088.8
Gross margin	115.5	99.9	388.3	313.8
Selling, general and administrative expenses	44.9	41.1	141.5	127.4
Research and technology expenses	16.2	14.0	51.3	42.1
Other operating expense	(0.4)	8.8	10.5	34.1
Operating income	54.8	36.0	185.0	110.2
Interest expense, net	12.1	9.2	35.9	26.1
Other expense (income)	-	—	0.2	(0.5)
Income before income taxes	42.7	26.8	148.9	84.6
Income tax expense	4.1	6.2	23.8	21.6
Net income	$38.6	$20.6	$125.1	$63.0
Basic net income per common share	$0.51	$0.26	$1.65	$0.78
Diluted net income per common share	$0.50	$0.26	$1.63	$0.78
Weighted-average common shares:
Basic	75.8	79.8	75.8	80.4
Diluted	76.7	80.3	76.6	80.9

Hexcel Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income	$38.6	$20.6	$125.1	$63.0
Currency translation adjustments	(4.3)	10.2	(24.3)	85.6
Net unrealized pension and other benefit actuarial losses and prior service credits (net of tax)	0.1	—	(0.1)	(0.8)
Net unrealized (losses) gains on financial instruments (net of tax)	(1.9)	(7.8)	(12.6)	19.0
Total other comprehensive (loss) income	(6.1)	2.4	(37.0)	103.8
Comprehensive income	$32.5	$23.0	$88.1	$166.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$125.1	$63.0
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	90.5	91.5
Amortization related to financing	1.1	0.1
Deferred income taxes	22.5	7.8
Stock-based compensation	18.4	13.4
Restructuring expenses, net of payments	0.3	10.7
Debt extinguishment costs	0.7	0.4
Loss on divestiture of assets	—	4.9
Changes in assets and liabilities:
Increase in accounts receivable	(23.9)	(8.0)
(Increase) decrease in inventories	(35.5)	16.5
Increase in prepaid expenses and other current assets	(14.3)	(16.8)
Decrease in accounts payable/accrued liabilities	(4.4)	(55.5)
Other – net	(9.4)	(23.0)
Net cash provided by operating activities	171.1	105.0

Cash flows from investing activities
Capital expenditures	(68.6)	(55.1)
Payments on divestiture of assets	—	(2.7)
Net cash used for investing activities	(68.6)	(57.8)

Cash flows from financing activities
Borrowing from senior unsecured credit facility - 2028	15.0	160.0
Repayment of senior unsecured credit facility - 2028	(310.0)	(100.0)
Borrowing from senior unsecured credit facility - 2031	580.0	—
Repayment of senior unsecured credit facility - 2031	(340.0)	—
Redemption of 4.7% senior notes due 2025	—	(300.0)
Proceeds from issuance of 5.875% senior notes due 2035	—	300.0
Redemption of 3.95% senior notes due 2027	(400.0)	—
Proceeds from issuance of 4.9% senior notes due 2031	400.0	—
Repurchases of common stock	—	(100.9)
Issuance costs related to senior unsecured credit facilities	(2.3)	(4.1)
Issuance costs related to senior notes	(4.6)	—
Repayment of finance lease obligation and other debt, net	0.2	—
Dividends paid	(40.9)	(41.0)
Activity under stock plans	8.1	0.5
Net cash used for financing activities	(94.5)	(85.5)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	3.4
Net increase (decrease) in cash and cash equivalents	6.8	(34.9)
Cash and cash equivalents at beginning of period	71.0	125.4
Cash and cash equivalents at end of period	$77.8	$90.5
Supplemental data:
Accrual basis additions to plant, property and equipment	$61.2	$49.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hexcel Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Quarter and Nine Months ended September 30, 2026, and September 30, 2025

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2024	$1.1	$970.0	$2,251.5	$(115.0)	$(1,579.7)	$1,527.9
Net income	—	—	28.9	—	—	28.9
Dividends on common stock ($0.17 per share)	—	—	(13.8)	—	—	(13.8)
Repurchases of common stock	—	—	—	—	(50.4)	(50.4)
Change in other comprehensive loss– net of tax	—	—	—	33.7	—	33.7
Stock-based activity	—	11.0	—	—	(4.7)	6.3
Balance, March 31, 2025	$1.1	$981.0	$2,266.6	$(81.3)	$(1,634.8)	$1,532.6
Net income	—	—	13.5	—	—	13.5
Dividends on common stock ($0.17 per share)	—	—	(13.7)	—	—	(13.7)
Repurchases of common stock	—	—	—	—	(50.5)	(50.5)
Change in other comprehensive loss– net of tax	—	—	—	67.7	—	67.7
Stock-based activity	—	4.4	—	—	(0.1)	4.3
Balance, June 30, 2025	$1.1	$985.4	$2,266.4	$(13.6)	$(1,685.4)	$1,553.9
Net income	—	—	20.6	—	—	20.6
Dividends on common stock ($0.17 per share)	—	—	(13.5)	—	—	(13.5)
Repurchases of common stock	—	—	—	—	—	—
Change in other comprehensive loss– net of tax	—	—	—	2.4	—	2.4
Stock-based activity	—	3.4	—	—	(0.1)	3.3
Balance, September 30, 2025	$1.1	$988.8	$2,273.5	$(11.2)	$(1,685.5)	$1,566.7

				Accumulated
		Additional		Other		Total
		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In millions)	Par	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2025	$1.1	$994.9	$2,307.0	$(12.9)	$(2,039.4)	$1,250.7
Net income	—	—	37.2	—	—	37.2
Dividends on common stock ($0.18 per share)	—	—	(13.7)	—	—	(13.7)
Repurchases of common stock	—	(16.4)	—	—	16.4	—
Change in other comprehensive (loss) income– net of tax	—	—	—	(17.6)	—	(17.6)
Stock-based activity	—	14.0	—	—	(4.4)	9.6
Balance, March 31, 2026	$1.1	$992.5	$2,330.5	$(30.5)	$(2,027.4)	$1,266.2
Net income	—	—	49.3	—	—	49.3
Dividends on common stock ($0.18 per share)	—	—	(13.6)	—	—	(13.6)
Change in other comprehensive loss– net of tax	—	—	—	(13.3)	—	(13.3)
Stock-based activity	—	9.8	—	—	(0.2)	9.6
Balance, June 30, 2026	$1.1	$1,002.3	$2,366.2	$(43.8)	$(2,027.6)	$1,298.2
Net income	—	—	38.6	—	—	38.6
Dividends on common stock ($0.18 per share)	—	—	(13.7)	—	—	(13.7)
Change in other comprehensive loss– net of tax	—	—	—	(6.1)	—	(6.1)
Stock-based activity	—	7.4	—	—	—	7.4
Balance, September 30, 2026	$1.1	$1,009.7	$2,391.1	$(49.9)	$(2,027.6)	$1,324.4

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

Commencing with the first quarter of 2026, we have renamed our Research and Technology ("R&T") function to Research and Development ("R&D").

Note 2 — Net Income Per Common Share

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Basic net income per common share:
Net income	$38.6	$20.6	$125.1	$63.0
Weighted average common shares outstanding	75.8	79.8	75.8	80.4

Basic net income per common share	$0.51	$0.26	$1.65	$0.78

Diluted net income per common share:
Net income	$38.6	$20.6	125.1	63.0

Weighted average common shares outstanding — Basic	75.8	79.8	75.8	80.4
Plus incremental shares from assumed conversions:
Restricted stock units	0.4	0.4	0.4	0.3
Stock options	0.4	0.2	0.4	0.2
Weighted average common shares outstanding — Dilutive	76.7	80.3	76.6	80.9

Diluted net income per common share	$0.50	$0.26	$1.63	$0.78

Total common stock equivalents of 0.1 million and 1.0 million were excluded from the computation of diluted net income per share for the quarters ended September 30, 2026 and 2025, respectively, because to include would have been anti-dilutive. Total common stock equivalents of 0.1 million and 1.1 million were excluded from the computation of diluted net income per share for the nine months ended September 30, 2026 and 2025, respectively, because to include would have been anti-dilutive.

Note 3 — Inventories

(In millions)	September 30, 2026	December 31, 2025
Raw materials	$196.8	$150.7
Work in progress	45.9	42.3
Finished goods	114.7	135.8
Total Inventory	$357.4	$328.8

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

Defined Benefit Retirement Plans

We have nonqualified defined benefit retirement plans covering certain current and former employees that are funded as benefits are incurred. Expense related to the defined benefit retirement plans for the quarters ended September 30, 2026 and 2025 was $0.4 million and $0.5 million, respectively. Expense related to the defined benefit retirement plans for the nine months ended September 30, 2026 and 2025 was $1.1 million and $1.5 million, respectively.

Postretirement Health Care and Life Insurance Benefit Plans

We provide certain postretirement health care and life insurance benefits to eligible retirees. Depending upon the plan, benefits are available to eligible employees who retire after meeting certain age and service requirements and were employed by Hexcel as of February 1996. Our funding policy for the postretirement health care and life insurance benefit plans is generally to pay covered expenses as they are incurred. Net periodic benefit costs of our postretirement health care and life insurance benefit plans for the quarters and nine months ended September 30, 2026 and 2025 were not material.

Note 5 –– Debt

(In millions)	September 30, 2026	December 31, 2025
Senior unsecured credit facility	$240.0	$295.0
3.95% senior notes --- due 2027	—	400.0
5.875% senior notes --- due 2035	300.0	300.0
4.9% senior notes --- due 2031	400.0	—
Senior notes --- original issue discount	(0.4)	(0.2)
Senior notes --- deferred financing costs	(6.8)	(3.9)
Non-current portion of finance lease and other debt	2.1	2.1
Long-term debt	934.9	993.0
Total debt	$934.9	$993.0

On March 31, 2026, the Company entered into a new credit agreement (the “Credit Agreement”) to refinance its senior unsecured credit facility (the “Facility”). Under the terms of the Credit Agreement the borrowing capacity remained at $750 million. The Facility matures on March 31, 2031. In connection with the refinancing, the Company incurred approximately $1.9 million in financing costs which were deferred and will be amortized over the term of the Facility. In addition, the Company incurred a charge of approximately $0.3 million for closing costs related to the refinancing which were recorded in Other expense on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026.

Borrowings under the Facility bear interest, at Hexcel’s option, for SOFR rate borrowings at (i) an Adjusted Term SOFR rate (subject to a 0.00% floor), where such “Adjusted Term SOFR” rate is equal to the Term SOFR rate for the applicable interest period, plus the Applicable Margin or (ii) for base rate borrowings, the greatest of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the Adjusted Term SOFR rate (subject to a 0.00% floor) for a one-month interest period plus 1.00%, in each case plus the

Applicable Margin. The “Applicable Margin” initially was 1.125% for SOFR rate borrowings and 0.125% for base rate borrowings. After the date the Agent received a compliance certificate for the fiscal quarter ended March 31, 2026, the Applicable Margin can fluctuate, determined by reference to the more favorable to Hexcel of its (x) public debt rating and (y) consolidated leverage ratio, as specified in the Credit Agreement. Up to $50 million of the Facility may be used for letters of credit. The Credit Agreement enables Hexcel, from time to time, to add term loans or to increase the revolving credit commitment in an aggregate amount not to exceed $500 million.

As of September 30, 2026, total borrowings under the Facility were $240.0 million, which approximated fair value. Outstanding letters of credit reduce the amount available for borrowing under the Facility. As of September 30, 2026, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $510.0 million. The weighted average interest rate for the Facility as of September 30, 2026, over the six months since inception, was 4.79%. The Company was in compliance with all debt covenants as of September 30, 2026.

During the second quarter of 2026, the Company issued $400 million in aggregate principal amount of 4.9% Senior Unsecured Notes due in 2031. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 6.9%. Interest on the notes will be payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026. The effective interest rate as of September 30, 2026, for the period since inception, was 5.1%. The issuance of these senior notes resulted in the Company incurring financing fees of $3.9 million that have been deferred and will be recognized over the term of the senior notes. Based on quoted prices, the fair value of the 4.9% Senior Unsecured Notes was $384.2 million at September 30, 2026.

In conjunction with the issuance of the 4.9% Senior Unsecured Notes, the Company redeemed the $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes that were due in February 2027. The redemption of these senior notes resulted in debt extinguishment costs of $0.7 million which were recorded in Other expense on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026.

During the first quarter of 2025, the Company issued $300 million in aggregate principal amount of 5.875% Senior Unsecured Notes due in 2035. The interest rate on these senior notes may be increased by 0.25% each time a credit rating applicable to the notes is downgraded. The maximum rate is 7.875%. Interest on the notes is payable semiannually in arrears on February 26 and August 26 of each year, beginning on August 26, 2025. The effective interest rate for the nine months ended September 30, 2026 was 6.0% inclusive of an approximately 0.10% benefit of treasury locks. The issuance of these senior notes resulted in the Company incurring financing fees of $3.9 million that have been deferred and will be recognized over the term of the senior notes. Based on quoted prices, the fair value of the 5.875% Senior Unsecured Notes was $289.8 million at September 30, 2026.

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

Note 6 — Derivative Financial Instruments

The Company entered into treasury lock agreements to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 5.875% Senior Unsecured Notes. These hedges were designated as cash flow hedges, thus any change in fair value was recorded as a component of other comprehensive income. As part of the issuance of our 5.875% Senior Unsecured Notes, we net settled these derivatives for $3.6 million in cash and the deferred gains recorded in other comprehensive income will be released to interest expense over the life of the senior notes. The remaining balance of deferred gains as of September 30, 2026 was approximately $3.0 million. The effect of the settled treasury locks reduces the effective interest rate of the senior notes by approximately 0.10%.

In conjunction with the redemption of the $400 million in aggregate principal amount of 3.95% Senior Unsecured Notes, the Company recognized a gain of $0.8 million which is recorded in Other (income) expense on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026. This amount related to the accelerated recognition of previously deferred gains for treasury lock agreements which the Company entered into to protect against unfavorable movements in the benchmark treasury rate related to the issuance of our 3.95% Senior Unsecured Notes in 2017. The deferred gains were being amortized over the life of the 3.95% Senior Unsecured Notes and recognized as a reduction to interest expense.

Foreign Currency Forward Exchange Contracts

A number of our European subsidiaries are exposed to the impact of exchange rate volatility between the U.S. dollar and the subsidiaries’ functional currencies, being either the Euro or the British pound sterling. We have entered into contracts to exchange

U.S. dollars for Euros and British pound sterling through March 2029. The aggregate notional amount of these contracts was $406.9 million and $403.4 million at September 30, 2026 and December 31, 2025, respectively. The purpose of these contracts is to hedge a portion of the forecasted transactions of our European subsidiaries under long-term sales contracts with certain customers. These contracts are expected to provide us with a more balanced matching of future cash receipts and expenditures by currency, thereby reducing our exposure to fluctuations in currency exchange rates. The effective portion of the hedges, losses of $2.9 million and $12.1 million for the quarter and nine months ended September 30, 2026, respectively, and losses of $5.6 million and gains of $34.3 million for the quarter and nine months ended September 30, 2025, respectively, were recorded in other comprehensive income. We recognized gains of $1.3 million and $7.5 million in gross margin during the quarter and nine months ended September 30, 2026, respectively, and gains of $4.5 million and $6.3 million in gross margin during the quarter and nine months ended September 30, 2025, respectively.

In addition, we enter into foreign exchange forward contracts which are not designated as hedges. These are used to provide an offset to transactional gains or losses arising from the remeasurement of non-functional monetary assets and liabilities such as accounts receivable. The change in the fair value of the derivatives is recorded in the statement of operations. There are no credit contingency features in these derivatives. During the quarter and nine months ended September 30, 2026, we recognized net foreign exchange gains of $0.6 million and $0.7 million, respectively, in the Condensed Consolidated Statements of Operations. During the quarter and nine months ended September 30, 2025, we recognized net foreign exchange losses of $0.9 million and $1.2 million, respectively. The net foreign exchange impact recognized from these contracts offsets the translation exposure of these transactions.

The change in fair value of our foreign currency forward exchange contracts under hedge designations recorded net of tax within accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2026 and September 30, 2025 was as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Unrealized gains (losses) at beginning of period, net of tax	$(0.8)	$20.2	$10.5	$(7.9)
(Gains) losses reclassified to net sales	(1.2)	(3.3)	(6.3)	(4.7)
Increase (decrease) in fair value	(1.9)	(4.1)	(8.1)	25.4
Unrealized (losses) gains at end of period, net of tax	$(3.9)	$12.8	$(3.9)	$12.8

Unrealized losses of $2.2 million recorded in accumulated other comprehensive loss, less taxes of $0.6 million, as of September 30, 2026, are expected to be reclassified into earnings over the next twelve months as the hedged sales are recorded.

Commodity Swap Agreements

We use commodity swap agreements to hedge against price fluctuations of raw materials, including propylene (the principal component of acrylonitrile). As of September 30, 2026, we had commodity swap agreements with a notional value of $19.5 million. The swaps mature monthly through September 2028. The swaps are accounted for as a cash flow hedge of our forward raw material purchases. To ensure the swaps are highly effective, all of the critical terms of the swap matched the terms of the hedged items.

The fair values of outstanding derivative financial instruments as of September 30, 2026 and December 31, 2025 were as follows:

	Prepaid and Other Current Assets		Other Assets		Current Liabilities		Non-Current Liabilities
(In millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivative Products
Foreign currency forward exchange contracts	$2.4	$10.7	$0.1	$4.0	$3.7	$0.2	$3.0	$0.3
Undesignated hedges	—	—	—	—	—	—	—	—
Commodity swaps	1.5	—	—	—	1.2	3.6	0.4	0.5
Total Derivative Products	$3.9	$10.7	$0.1	$4.0	$4.9	$3.8	$3.4	$0.8

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

Counterparties to the above contracts are highly rated financial institutions, none of which experienced any significant downgrades in the quarter ended September 30, 2026 that would reduce the receivable amount owed, if any, to the Company.

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

The following table details our revenue by market for the quarters and nine months ended September 30, 2026 and 2025:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Consolidated Net Sales	$496.4	$456.2	$1,527.2	$1,402.6
Commercial Aerospace	330.3	274.2	1,009.6	847.4
Defense, Space & Other	166.1	182.0	517.6	555.2

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled. Contract assets are included in our Condensed Consolidated Balance Sheets as a component of current assets. The activity related to contract assets for the nine months ended September 30, 2026 was as follows:

(In millions)	Composite Material	Engineered Products	Total
Balance at December 31, 2025	$11.4	$24.5	$35.9
Net revenue billed	1.2	3.3	4.5
Balance at March 31, 2026	12.6	27.8	40.4
Net revenue billed	2.0	(0.8)	1.2
Balance at June 30, 2026	14.6	27.0	41.6
Net revenue billed	(1.7)	1.8	0.1
Balance at September 30, 2026	$12.9	$28.8	$41.7

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

Financial information for our operating segments for the quarters and nine months ended September, 2026 and 2025 were as follows:

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other (a)	Total
Quarter Ended September 30, 2026
Net sales to external customers	$390.3	$106.1	$—	$496.4
Intersegment sales	26.5	1.6	(28.1)	—
Total sales	416.8	107.7	(28.1)	496.4
Cost of sales	315.3	89.7	(24.1)	380.9
Gross margin	101.5	18.0	(4.0)	115.5
Selling, general and administrative expenses	26.1	3.8	15.0	44.9
Research and development expenses	14.7	1.4	0.1	16.2
Other operating expense	(0.4)	—	—	(0.4)
Operating income (loss)	61.1	12.7	(19.0)	54.8
Depreciation and amortization	26.9	3.1	—	30.0
Stock-based compensation	1.0	0.4	2.5	3.9
Accrual basis additions to capital expenditures	22.3	1.7	—	24.0

Quarter Ended September 30, 2025
Net sales to external customers	$363.2	$93.0	$—	$456.2
Intersegment sales	18.9	1.4	(20.3)	—
Total sales	382.1	94.4	(20.3)	456.2
Cost of sales	300.1	75.2	(19.0)	356.3
Gross margin	81.9	19.3	(1.3)	99.9
Selling, general and administrative expenses	27.1	3.8	10.2	41.1
Research and development expenses	12.1	1.0	0.9	14.0
Other operating expense	2.8	1.0	5.0	8.8
Operating income (loss)	39.9	13.6	(17.5)	36.0
Depreciation and amortization	27.7	3.2	—	30.9
Stock-based compensation	0.6	0.2	0.2	1.0
Accrual basis additions to capital expenditures	16.7	1.4	—	18.1

Nine Months Ended September 30, 2026
Net sales to external customers	$1,210.6	$316.6	$—	$1,527.2
Intersegment sales	82.1	4.7	(86.8)	—
Total sales	1,292.7	321.3	(86.8)	1,527.2
Cost of sales	960.4	261.0	(82.5)	1,138.9
Gross margin	332.3	60.3	(4.3)	388.3
Selling, general and administrative expenses	74.3	11.6	55.6	141.5
Research and development expenses	46.7	4.3	0.3	51.3
Other operating expense	6.3	—	4.2	10.5
Operating income (loss)	205.0	44.3	(64.3)	185.0
Depreciation and amortization	81.1	9.4	—	90.5
Stock-based compensation	5.6	1.5	11.3	18.4
Accrual basis additions to capital expenditures	55.2	6.0	—	61.2

Nine Months Ended September 30, 2025
Net sales to external customers	$1,121.7	$280.9	$—	$1,402.6
Intersegment sales	58.4	2.1	(60.5)	—
Total sales	1,180.1	283.0	(60.5)	1,402.6
Cost of sales	909.3	236.6	(57.1)	1,088.8
Gross margin	270.7	46.5	(3.4)	313.8
Selling, general and administrative expenses	78.9	12.1	36.4	127.4
Research and development expenses	36.2	3.1	2.8	42.1
Other operating expense	2.8	26.3	5.0	34.1
Operating income (loss)	152.8	5.1	(47.7)	110.2
Depreciation and amortization	81.8	9.7	—	91.5
Stock-based compensation	4.5	1.2	7.7	13.4
Accrual basis additions to capital expenditures	45.3	4.6	—	49.9

(a)
We do not allocate corporate expenses to the operating segments.

Goodwill and Intangible Assets	Composite	Engineered
(In millions)	Materials	Products	Total
Balance at December 31, 2025	$89.9	$149.9	$239.8
Amortization expense	(1.2)	(3.1)	(4.3)
Currency translation adjustments	(1.7)	0.1	(1.6)
Balance at September 30, 2026	$87.0	$146.9	$233.9

At September 30, 2026, the balance of goodwill and intangible assets was $190.1 million and $43.8 million, respectively.

	Composite	Engineered	Corporate &
(In millions)	Materials	Products	Other	Total
Segment assets
September 30, 2026	$2,066.6	$640.2	$22.4	$2,729.2
December 31, 2025	2,066.7	596.2	41.1	2,704.0

Note 10 — Accumulated Other Comprehensive Loss

Comprehensive loss represents net loss and other gains and losses affecting stockholders’ equity that are not reflected in the Condensed Consolidated Statements of Operations. The components of accumulated other comprehensive loss as of September 30, 2026 and December 31, 2025 were as follows:

(In millions)	Unrecognized Net Defined Benefit and Postretirement Plan Costs	Change in Fair Value of Derivatives Products (1)	Foreign Currency Translation	Total
Balance at December 31, 2025	$(1.1)	$11.1	$(22.9)	$(12.9)
Other comprehensive loss before reclassifications	(0.1)	(6.4)	(24.3)	(30.8)
Amounts reclassified from accumulated other comprehensive loss	—	(6.2)	—	(6.2)
Other comprehensive loss	(0.1)	(12.6)	(24.3)	(37.0)
Balance at September 30, 2026	$(1.2)	$(1.5)	$(47.2)	$(49.9)

(1)
Includes forward foreign exchange contracts, interest rate derivatives and commodity swaps.

The amount of net (gains) losses reclassified to earnings from the unrecognized net defined benefit and postretirement plan costs and derivative products components of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2026 and 2025 were as follows:

	Quarter Ended September 30, 2026		Quarter Ended September 30, 2025		Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(In millions)	Pre-tax loss (gain)	Net of tax loss (gain)	Pre-tax (gain) loss	Net of tax (gain) loss	Pre-tax loss (gain)	Net of tax loss (gain)	Pre-tax (gain) loss	Net of tax (gain) loss
Defined Benefit and Postretirement Plan Costs	$—	$—	$—	$—	$—	$—	$0.9	$0.7

Derivative Products
Foreign currency forward exchange contracts	$(1.3)	$(1.2)	$(4.5)	$(3.3)	$(7.5)	$(6.3)	$(6.3)	$(4.7)
Commodity swaps	—	—	(1.3)	(1.0)	0.2	0.1	(1.7)	(1.3)
Interest rate swaps	—	—	(0.8)	(0.7)	—	—	8.2	6.3
Total Derivative Products	$(1.3)	$(1.2)	$(6.6)	$(5.0)	$(7.3)	$(6.2)	$0.2	$0.3

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

Summary of Environmental Reserves

Our estimate of liability as a PRP and our remaining costs associated with our responsibility to remediate the Lower Passaic River and other sites are accrued in the Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, our aggregate environmental related accruals were not material.

These accruals can change significantly from period to period due to such factors as additional information on the nature or extent of contamination, the methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties, or the impact, if any, of being named in a new matter.

Product Warranty

We provide standard assurance-type warranties for our products, which cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Warranty expense for the nine months ended September 30, 2026, and accrued warranty cost, included in “accrued liabilities” in the Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, were as follows:

Product
(In millions)	Warranties
Balance as of December 31, 2025	$3.0
Warranty expense	1.1
Deductions and other	(1.1)
Balance as of March 31, 2026	$3.0
Warranty expense	0.8
Deductions and other	(0.4)
Balance as of June 30, 2026	$3.4
Warranty expense	2.4
Deductions and other	(2.2)
Balance as of September 30, 2026	$3.6

Note 12 — Restructuring

We recognized restructuring charges of $6.1 million for the nine months ended September 30, 2026. The quarter ended September 30, 2026 included an adjustment for settlement of prior period accruals. Anticipated future cash payments as of September 30, 2026 were $3.4 million.

		Activity for the Quarter Ended September 30, 2026
	June 30,	Restructuring		Cash		September 30,
(In Millions)	2026	Charge	FX Impact	Paid	Non-Cash	2026
Employee termination	$0.4	$—	$(0.1)	$(1.3)	$—	$(1.0)
Impairment and other	4.8	(0.4)	—	—	—	4.4
Total	$5.2	$(0.4)	$(0.1)	$(1.3)	$—	$3.4

		Activity for the Nine Months Ended September 30, 2026
	December 31,	Restructuring		Cash		September 30,
(In Millions)	2025	Charge	FX Impact	Paid	Non-Cash	2026
Employee termination	$2.5	$2.4	$(0.2)	$(5.7)	$—	$(1.0)
Impairment and other	3.0	3.7	—	—	(2.3)	4.4
Total	$5.5	$6.1	$(0.2)	$(5.7)	$(2.3)	$3.4

Note 13 — Capital Stock

On February 19, 2024, the Board of Directors of the Company (the "Board") approved a $300 million share repurchase plan (the “2024 Share Repurchase Plan”). As of December 31, 2025, the 2024 Share Repurchase Plan was fully utilized. The repurchases of the Company’s common stock under the 2024 Share Repurchase Plan were made in open market transactions, block transactions, privately negotiated purchase transactions or other purchase techniques at the discretion of management based upon consideration of market, business, legal, accounting, and other factors.

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

The Company did not repurchase shares during the three months ended September 30, 2026. As of September 30, 2026, the Company had approximately $380.6 million available for additional repurchases under the 2025 Share Repurchase Plan.

On October 21, 2026, the Board approved an increase to the share repurchase authorization under the 2025 Share Repurchase Plan from the previous remaining authorized amount of $380.6 to $750 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Hexcel Corporation is a global leader in advanced lightweight composites technology. We provide innovative, high-performance material solutions that are lighter, stronger, and tougher, shaping a world that moves farther, smarter, and more efficiently. Our broad and unrivaled product range includes carbon fiber, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, resins, engineered core, and composite structures for use in commercial aerospace, defense and space, and industrial applications.

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

Financial Overview

Results of Operations

	Quarters Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	% Change	2026	2025	% Change
Net sales	$496.4	$456.2	8.8%	$1,527.2	$1,402.6	8.9%
Operating income	$54.8	$36.0	52.2%	$185.0	$110.2	67.9%
As a percentage of net sales	11.0%	7.9%		12.1%	7.9%
Net income	$38.6	$20.6	87.4%	$125.1	$63.0	98.6%
Diluted net income per common share	$0.50	$0.26	92.3%	$1.63	$0.78	109.0%

Net Sales

The following table summarizes net sales to third-party customers by segment and end market for the quarters and nine months ended September 30, 2026 and 2025:

	Quarters Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Consolidated Net Sales	$496.4	$456.2	8.8%	$1,527.2	$1,402.6	8.9%
Commercial Aerospace	330.3	274.2	20.5%	1,009.6	847.4	19.1%
Defense, Space & Other	166.1	182.0	(8.7)%	517.6	555.2	(6.8)%

Composite Materials	$390.3	$363.2	7.4%	$1,210.6	$1,121.7	7.9%
Commercial Aerospace	275.1	230.6	19.3%	845.5	722.3	17.1%
Defense, Space & Other	115.2	132.6	(13.1)%	365.1	399.4	(8.6)%

Engineered Products	$106.1	$93.0	14.1%	$316.6	$280.9	12.7%
Commercial Aerospace	55.2	43.6	26.5%	164.1	125.1	31.2%
Defense, Space & Other	50.9	49.4	3.0%	152.5	155.8	(2.1)%

Sales by Segment

Composite Materials: Net sales of $390.3 million in the third quarter of 2026 increased by $27.1 million or 7.4% from the prior year quarter. Commercial Aerospace sales increased $44.5 million or 19.3% in the third quarter of 2026 as compared to the same quarter in the prior year. Defense, Space & Other net sales in the third quarter of 2026 decreased $17.4 million or 13.1% versus the prior year period. Net sales of $1,210.6 million for the first nine months of 2026 increased 7.9% compared to the same period last year led by higher Commercial Aerospace sales. The decrease in Defense, Space & Other net sales for both the third quarter and nine months of 2026 reflected the September 30, 2025 divestment of the Austrian-based industrial business and the closure of a non-core industrial business in Leicester, UK earlier this year.

Engineered Products: For the third quarter of 2026, net sales of $106.1 million increased $13.1 million or 14.1% as compared to the prior year quarter. Net sales of $316.6 million for the first nine months of 2026 increased 12.7% compared to the same period last year. The increase for both the third quarter and nine months ended September 30, 2026 over the respective periods in the prior year was driven by strong Commercial Aerospace sales.

Sales by Market

For the third quarter of 2026, Commercial Aerospace sales of $330.3 million increased 20.5% compared to the third quarter of 2025. Both widebodies, including the Airbus A350 and Boeing 787, and narrowbodies, including the Airbus A320 and Boeing MAX, grew year over year. Other Commercial Aerospace sales for the third quarter of 2026 increased 1.3% compared to the third quarter of 2025. Sales of $1,009.6 million increased 19.1% for the first nine months of 2026 compared to the first nine months of 2025, with growth led by the A350, 787 and MAX platforms. Other Commercial Aerospace increased 6.4% for the first nine months of 2026 compared to the same period in 2025 from higher regional jet sales.

Defense, Space & Other sales of $166.1 million in the third quarter of 2026 decreased 8.7% as compared to the third quarter of 2025. Sales of $517.6 million decreased 6.8% for the first nine months of 2026 as compared to the first nine months of 2025. The sales decrease for both the quarter and nine months ended September 30, 2026 reflected the September 30, 2025 divestment of the Austrian-based industrial business as well as softness in launchers and rocket motors.

Gross Margin

	Quarters Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Gross margin	$115.5	$99.9	15.6%	$388.3	$313.8	23.7%
Percentage of sales	23.3%	21.9%		25.4%	22.4%

Gross margin for the third quarter of 2026 was 23.3% compared to 21.9% in the third quarter of 2025 and 25.4% and 22.4% for the first nine months of 2026 and 2025, respectively. The higher margins for both the third quarter and nine months of 2026 compared to the prior year periods was primarily due to higher sales leverage.

Operating Expenses

	Quarters Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
SG&A expense	$44.9	$41.1	9.2%	$141.5	$127.4	11.1%
Percentage of sales	9.0%	9.0%		9.3%	9.1%

R&D expense	$16.2	$14.0	15.7%	$51.3	$42.1	21.9%
Percentage of sales	3.3%	3.1%		3.4%	3.0%

Other operating (income) expense	$(0.4)	$8.8	(104.5)%	$10.5	$34.1	(69.2)%

Selling, general and administrative expenses were higher for both the third quarter and the first nine months of 2026 as compared to the respective periods in 2025. The increase in selling, general and administrative expenses compared to the prior year periods was primarily driven by higher employee-related costs. Research and development expenses for the third quarter and first nine months of 2026 were higher than the comparable periods in 2025, primarily due to higher employee-related expenses and production qualification material costs.

Other operating income for the quarter ended September 30, 2026 reflected an adjustment to restructuring expenses related to the shutdown of industrial-oriented manufacturing at the Leicester, UK facility. For the third quarter of 2025, other operating expenses included a loss related to the divestiture of our Neumarkt, Austria plant, a non-income tax charge related to the net value of a foreign entity and restructuring charges primarily related to the previously announced closure of our facility in Belgium. Other operating expenses for the nine months ended September 30, 2026, included restructuring expenses related to the shutdown of industrial-oriented manufacturing at the Leicester, UK facility and non-recurring professional fees. The nine months ended September 30, 2025 also included restructuring charges related to the closure of the facility in Belgium and a loss for the divestiture of the Hartford, Connecticut business.

Operating Income

	Quarters Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Consolidated operating income	$54.8	$36.0	52.2%	$185.0	$110.2	67.9%
Operating margin	11.0%	7.9%		12.1%	7.9%
Composite Materials	$61.1	$39.9	53.1%	$205.0	$152.8	34.2%
Operating margin	14.7%	10.4%		15.9%	12.9%
Engineered Products	$12.7	$13.6	(6.6)%	$44.3	$5.1	768.6%
Operating margin	11.8%	14.4%		13.8%	1.8%
Corporate & Other	$(19.0)	$(17.5)	N/M	$(64.3)	$(47.7)	N/M

Operating income for the third quarters of 2026 and 2025 was $54.8 million and $36.0 million, respectively. Operating income for the first nine months of 2026 was $185.0 million compared to $110.2 million for the same period last year. Overall, operating income for both the third quarter and nine months of 2026 was favorably impacted by higher sales and improved margins as compared to prior year periods.

Interest Expense, Net

	Quarters Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Interest expense, net	$12.1	$9.2	31.5%	$35.9	$26.1	37.5%

Interest expense for both the quarter and nine months ended September 30, 2026 was higher compared to the respective prior year periods as a result of higher average borrowings for the first nine months of 2026.

Provision for Income Taxes

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Income tax expense	$4.1	$6.2	$23.8	$21.6
Effective tax rate	9.7%	23.2%	16.0%	25.6%

Tax expense for the quarter ended September 30, 2026 was $4.1 million as compared to $6.2 million for the quarter ended September 30, 2025. Tax expense for the nine months ended September 30, 2026 was $23.8 million compared to $21.6 million for the comparative period in 2025. The nine months ended September 30, 2025 included discrete tax charges for valuation allowance related to the closure of our facility in Belgium.

Financial Condition

Liquidity: Cash on hand at September 30, 2026 was $77.8 million as compared to $71.0 million at December 31, 2025. As of September 30, 2026, total debt was $934.9 million as compared to $993.0 million at December 31, 2025.

Under the Facility, total borrowings at September 30, 2026 were $240.0 million, which approximated fair value. The Credit Agreement permits us to issue letters of credit up to an aggregate amount of $50.0 million. As of September 30, 2026, there were no issued letters of credit under the Facility, resulting in undrawn availability under the Facility of $510.0 million. The weighted average interest rate for the Facility was 4.79% for the six months from entering into the Credit Agreement for the Facility in March 2026 through September 30, 2026.

Short-term liquidity requirements consist primarily of normal recurring operating expenses and working capital needs, capital expenditures, dividend payments, debt obligations and debt service requirements. We expect to meet our short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and the Facility. As of September 30, 2026, long-term liquidity requirements consisted primarily of obligations under our long-term debt obligations. We do not have any significant required debt repayments until March 2031 when the Facility matures. For further information regarding debt, including our Facility, see Note 5, Debt, to the accompanying condensed consolidated financial statements of this Form 10-Q.

There were no repurchases of shares during the third quarter of 2026. The remaining authorization under the 2025 Share Repurchase Plan at September 30, 2026 was $380.6 million. On October 21, 2026, the Board approved an increase to the share repurchase authorization under the 2025 Share Repurchase Plan from the remaining $380.6 million to $750 million and additionally, declared a quarterly dividend of $0.18 per share payable to stockholders of record as of November 2, 2026, with a payment date of November 9, 2026.

Operating Activities: Net cash provided by operating activities for the first nine months of 2026 was $171.1 million compared to $105.0 million for the same period last year. Working capital was a cash use of $78.1 million for the first nine months of 2026 as compared to a use of $63.8 million in the same period in 2025 with the variance primarily attributable to higher accounts receivable and inventory balances, partially offset by higher payables and accruals.

Investing Activities: Net cash used for investing activities was $68.6 million and $57.8 million in the first nine months of 2026 and 2025, respectively. Capital expenditures for the first nine months of 2026 were $68.6 million as compared to $55.1 million for the same period last year. Payments related to the divestiture of the Neumarkt and Hartford facilities were $2.7 million in the first nine months of 2025.

Financing Activities: Net cash used for financing activities was $94.5 million for first nine months of 2026 compared to a net cash use of $85.5 million in the same period in 2025. Borrowings under the credit facility during the first nine months of 2026 and 2025 were $595.0 million and $160.0 million, respectively. Repayments were $650.0 million during the first nine months of 2026 compared to $100.0 million in the prior year period. Quarterly dividend payments to shareholders were $40.9 million during the first nine months of 2026 compared to $41.0 million in the prior year period. During the nine months ended September 30, 2025, repurchases of common stock totaled $100.9 million.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2026, and with the participation of the Company's management have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

On August 11, 2026, Gina Fitzsimons, the Company’s Executive Vice President, Chief Human Resources Officer and Communications Officer entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act intended to satisfy the affirmative defense of Rule 10b5–1(c) of the Exchange Act. The trading plan provides for the sale of up to 2,536 shares of common stock of the Company beginning on January 27, 2027 and terminates on July 23, 2027.

On October 21, 2026, the Board approved an increase to the share repurchase authorization under the Company's existing share repurchase plan approved on October 22, 2025 from the remaining authorized amount of $380.6 million to $750 million.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hexcel Corporation

October 21, 2026	/s/ Amy S. Evans
(Date)	Amy S. Evans
Senior Vice President,
Chief Accounting Officer